Form 10-Q
period 1998-12-31
RGC RESOURCES INC
filed 1999-03-18
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended          December 31, 1998

Commission File Number         070-09391


                               RGC Resources, Inc.
-----------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


                  VIRGINIA                            54-1909697
------------------------------------------------------------------------------
        (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization)             Identification No.)


      519 Kimball Ave., N.E., Roanoke, VA                24016
------------------------------------------------------------------------------
   (Address of Principal Executive Offices)            (Zip Code)


                                 (540) 777-4427
------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                      None
------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        Class                                Outstanding at December 31, 1998
Common Stock, $5 Par Value                                  10




RGC RESOURCES, INC.
-------------------

CONDENSED BALANCE SHEET
------------------------------------------------------------------------------

UNAUDITED
---------
                                                        December 31,       September 30,
ASSETS                                                      1998                1998
======
                                                      ----------------    ----------------

OTHER ASSETS                                           $       80,035      $       39,989
                                                      ----------------    ----------------


TOTAL                                                  $       80,035      $       39,989
                                                      ================    ================



                                                        December 31,       September 30,
LIABILITIES                                                 1998                1998
===========
                                                      ----------------    ----------------

CURRENT LIABILITIES:
Accounts Payable - Parent                              $       79,985      $       39,939
                                                      ----------------    ----------------

Total Current Liabilities                                      79,985              39,939
                                                      ----------------    ----------------

Stockholders' Equity:
   Common Stock - Par Value $5;
   Authorized 10,000,000 Shares; Issued
   and Outstanding 10 Shares                                       50                  50
                                                      ----------------    ----------------

Total Stockholders' Equity                                         50                  50
                                                      ----------------    ----------------

TOTAL                                                  $       80,035      $       39,989
                                                      ================    ================








See condensed notes to condensed financial statements.
-------------------------------------------------------------------------------
                                                                           -1-

RGC RESOURCES, INC.
-------------------

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
-------------------------------------------------
UNAUDITED
---------

1. Roanoke Gas Company filed a Form U-1 with the Securities and Exchange Commission on October 16, 1998, seeking approval to reorganize Roanoke Gas Company, Bluefield Gas Company and Diversified Energy Company into subsidiaries of RGC Resources, Inc. Currently, Bluefield Gas Company, Diversified Energy Company and RGC Resources, Inc. are subsidiaries of Roanoke Gas Company. The Company expects a decision from the Securities and Exchange Commission regarding the Form U-1 in the Spring of 1999.

        The Securities and Exchange Commission approved RGC Resources, Inc.'s S-4 filing on January 28, 1999. The West Virginia Public Service Commission has approved the reorganization based upon an administrative law judge's approval on January 7, 1999. The Virginia State Corporation Commission issued a final order on January 11, 1999 approving the requested merger and reorganization. The reorganization must be approved by more than two-thirds of the shareholders at Roanoke Gas Company's annual meeting on March 31, 1999.

        The principal reasons for the proposed reorganization are to create a corporate structure that can more effectively address the increased competition in the energy industry, refocus various utility activities, facilitate selective diversification into non-utility businesses, afford further separation between the utility and non-utility businesses and provide additional flexibility for financing.

2. The accounting treatment for the reorganization will be based on non-cash, non-taxable transactions, with resulting assets and liabilities recorded at historical cost amounts.

3. The only transactions incurred by RGC Resources, Inc. for the three-month period ended December 31, 1998 relate to the costs incurred to organize the Company. Roanoke Gas Company has paid all costs incurred to date related to the formation of RGC Resources, Inc., with RGC Resources, Inc. recording a payable due Roanoke Gas Company in the amount of $79,985.

RGC RESOURCES, INC.
-------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Results of Operations and Financial Condition

All activity of RGC Resources, Inc. pertains to the required regulatory filings to establish the company and obtain approval for the related reorganization. Furthermore, all costs have been paid by Roanoke Gas Company with a related payable established by RGC Resources, Inc.


Regulatory Affairs

The Securities and Exchange Commission approved RGC Resources, Inc.'s S-4 filing on January 28, 1999. The West Virginia Public Service Commission has approved the reorganization based upon an administrative law judge's approval on January 7, 1999. The Virginia State Corporation Commission issued a final order on January 11, 1999 approving the requested merger and reorganization. The reorganization must be approved by more than two-thirds of the shareholders at Roanoke Gas Company's annual meeting on March 31, 1999. In addition, the SEC must approve the Form U-1 filed on October 16, 1998 seeking approval of the reorganization.

                           Part II - Other Information


Item 6. Exhibits and Report on Form 8-K.

               (a)    Exhibits

                      Exhibits 27 - Financial Data Schedule

               (b)    Reports on Form 8-K

                      There were no reports on Form 8-K filed for the three months ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RGC Resources, Inc.



Date:   March 18, 1999              By: s/Roger L. Baumgardner
                                        --------------------------------
                                          Roger L. Baumgardner
                                          Vice President/Secretary and
                                              Treasurer