Form 10-Q
period 1999-03-31
RGC RESOURCES INC
filed 1999-05-13
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                  March 31, 1999

Commission File Number             070-09391


                               RGC Resources, Inc.
------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


                  VIRGINIA                      54-1909697
------------------------------------------------------------------------------
       (State or Other Jurisdiction of        (I.R.S. Employer
       Incorporation or Organization)        Identification No.)


         519 Kimball Ave., N.E., Roanoke, VA                24016
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

       Class                                  Outstanding at March 31, 1999
Common Stock, $5 Par Value                                  10


RGC RESOURCES, INC.

CONDENSED BALANCE SHEET
-----------------------------------------------------------------------------

UNAUDITED

                                                March 31,        September 30,
ASSETS                                             1999             1998
======                                        --------------    -------------

OTHER ASSETS                                   $    112,331      $    39,989
                                              --------------    -------------


TOTAL                                          $    112,331      $    39,989
                                              ==============    =============




                                                March 31,        September 30,
LIABILITIES                                        1999             1998
===========
                                              --------------    -------------

CURRENT LIABILITIES:
Accounts Payable - Parent                      $    112,281      $    39,939
                                              --------------    -------------

Total Current Liabilities                          112, 281           39,939
                                              --------------    -------------

Stockholders' Equity:
   Common Stock - Par Value $5;
   Authorized 10,000,000 Shares; Issued
   and Outstanding 10 Shares                             50               50
                                              --------------    -------------

Total Stockholders' Equity                               50               50
                                              --------------    -------------

TOTAL                                          $    112,281      $    39,989
                                              ==============    =============








See condensed notes to condensed financial statements.
-----------------------------------------------------------------------------

RGC RESOURCES, INC.
-------------------

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
-------------------------------------------------
UNAUDITED
---------

1. RGC Resources was incorporated on July 31, 1998. Roanoke Gas Company filed a Form U-1 with the Securities and Exchange Commission on October 16, 1998, seeking approval to reorganize Roanoke Gas Company, Bluefield Gas Company and Diversified Energy Company into subsidiaries of RGC Resources, Inc. Currently, Bluefield Gas Company, Diversified Energy Company and RGC Resources, Inc. are subsidiaries of Roanoke Gas Company.

      RGC Resources, Inc., Roanoke Gas Company and Bluefield Gas Company have received all required regulatory approvals to proceed with the reorganization. The West Virginia Public Service Commission has approved the reorganization based upon an administrative law judge's approval on January 7, 1999. The Virginia State Corporation Commission issued a final order on January 11, 1999 approving the requested merger and reorganization. The Securities and Exchange Commission approved RGC Resources, Inc.'s S-4 filing on January 28, 1999. Roanoke Gas Company shareholders approved the reorganization at the annual meeting held on March 31, 1999. The Securities and Exchange Commission issued its order authorizing the acquisition of common stock of gas utility companies on April 1, 1999. The reorganization is expected to be completed during the fourth quarter of fiscal year 1999. Immediately following the reorganization, RGC Resources will file an exemption statement to exempt itself and its subsidiaries from all provisions of the Public Utility Holding Company Act, except with respect to certain acquisitions and investments, under the "intrastate" exemption in Section 3(a)(1).

2. The principal reasons for the proposed reorganization are to create a corporate structure that can more effectively address the increased competition in the energy industry, refocus various utility activities, facilitate selective diversification into non-utility businesses, afford further separation between the utility and non-utility businesses and provide additional flexibility for financing.

3. The accounting treatment for the reorganization will be based on non-cash, non-taxable transactions, with resulting assets and liabilities recorded at historical cost amounts.

4. The only transactions incurred by RGC Resources, Inc. for the quarter ended March 31, 1999 relate to the costs incurred to organize the Company. Roanoke Gas Company has paid all costs incurred to date related to the formation of RGC Resources, Inc., with RGC Resources, Inc. recording a payable due Roanoke Gas Company in the amount of $112,281.

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

Regulatory Affairs

RGC Resources, Inc., Roanoke Gas Company and Bluefield Gas Company have received all required regulatory approvals to proceed with the reorganization. The West Virginia Public Service Commission has approved the reorganization based upon an administrative law judge's approval on January 7, 1999. The Virginia State Corporation Commission issued a final order on January 11, 1999 approving the requested merger and reorganization. The Securities and Exchange Commission approved RGC Resources, Inc.'s S-4 filing in January 28, 1999. Roanoke Gas Company shareholders approved the reorganization at the annual meeting held on March 31, 1999. The Securities and Exchange Commission issued its order authorizing the acquisition of common stock of gas utility companies on April 1, 1999. The reorganization is expected to be completed during the fourth quarter of fiscal year 1999. Immediately following the reorganization, RGC Resources will file an exemption statement to exempt itself and its subsidiaries from all provisions of the Public Utility Holding Company Act, except with respect to certain acquisitions and investments, under the "intrastate" exemption in Section 3(a)(1).

                           Part II - Other Information


Item 6.     Exhibits and Report on Form 8-K.

            (a)   Exhibits

                  Exhibits 27 - Financial Data Schedule

            (b)   Reports on Form 8-K

                  There were no reports on Form 8-K filed for the three months ended March 31, 1999.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RGC Resources, Inc.



Date: May 13, 1999                  By: s/Roger L. Baumgardner
                                        --------------------------------
                                        Roger L. Baumgardner
                                        Vice President/Secretary and
                                        Treasurer