Form 10-Q
period 1999-06-30
RGC RESOURCES INC
filed 1999-08-13
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                  June 30, 1999

Commission File Number             070-09391


                               RGC Resources, Inc.
                       (Successor to Roanoke Gas Company)
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                   Outstanding at June 30, 1999
Common Stock, $5 Par Value                                 1,822,851




RGC RESOURCES, INC.
------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------

UNAUDITED
---------
                                                        June 30,             September 30,
ASSETS                                                    1999                    1998
======                                              -----------------       ----------------

UTILITY PLANT:
Utility Plant in Service                                $73,362,663            $69,986,124
Accumulated Depreciation                                (26,074,949)           (24,644,581)
                                                    -----------------       ----------------

Utility Plant in Service, Net                            47,287,714             45,341,543
Construction Work-In-Progress                             1,475,780              1,674,543
                                                    -----------------       ----------------

Utility Plant, Net                                       48,763,494             47,016,086
                                                    -----------------       ----------------

NONUTILITY PROPERTY:
Propane                                                  12,708,898             10,188,124
Accumulated Depreciation                                 (3,741,076)            (3,059,870)
                                                    -----------------       ----------------

Nonutility Property, Net                                  8,967,822              7,128,254
                                                    -----------------       ----------------

CURRENT ASSETS:
Cash and Cash Equivalents                                 1,236,572                 84,037
Accounts Receivable - (Less Allowance for
  Uncollectibles of $736,361 and $202,652,
  Respectively)                                           4,113,478              3,051,474
Inventories                                               5,280,599              7,969,730
Prepaid Income Taxes                                              -                712,687
Deferred Income Taxes                                     2,410,483              1,868,888
Other                                                       456,784                451,027
                                                    -----------------       ----------------

Total Current Assets                                     13,497,916             14,137,843
                                                    -----------------       ----------------

OTHER ASSETS                                              1,054,734                852,737
                                                    -----------------       ----------------

TOTAL                                                   $72,283,966            $69,134,920
                                                    =================       ================






See condensed notes to condensed consolidated financial statements.
--------------------------------------------------------------------------------------------




RGC RESOURCES, INC.
------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------

UNAUDITED
---------
                                                            June 30,                 September 30,
LIABILITIES                                                   1999                       1998
===========                                             -----------------           ---------------
CAPITALIZATION:
Stockholders' Equity:
   Common Stock - Par Value $5; Authorized,
    3,000,000 Shares; Issued and Outstanding
    1,822,851, and 1,794,416 Shares, Respectively             $9,114,255                $8,972,080
   Capital in Excess of Par Value                              9,332,147                 8,909,145
   Retained Earnings                                          10,687,547                 8,583,356
                                                        -----------------           ---------------

Total Stockholders' Equity                                    29,133,949                26,464,581

Long-Term Debt (Less Current Maturities)                      20,844,903                20,700,000
                                                        -----------------           ---------------

Total Capitalization                                          49,978,852                47,164,581
                                                        -----------------           ---------------

CURRENT LIABILITIES:
Current Maturities of Long-Term Debt                              23,707                         -
Notes Payable                                                  4,032,000                 4,584,000
Dividends Payable                                                492,687                   476,140
Accounts Payable                                               5,414,310                 6,968,594
Income Taxes Payable                                           1,162,741                         -
Customers' Deposits                                              540,148                   399,750
Accrued Expenses                                               4,740,077                 4,224,693
Refunds From Suppliers - Due Customers                            34,259                    85,572
Purchased Gas Adjustments                                      1,787,872                 1,269,829
                                                        -----------------           ---------------

Total Current Liabilities                                     18,227,801                18,008,578
                                                        -----------------           ---------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred Income Taxes                                          3,653,235                 3,508,838
Deferred Investment Tax Credits                                  424,078                   452,923
                                                        -----------------           ---------------

Total Deferred Credits and Other Liabilities                   4,077,313                 3,961,761
                                                        -----------------           ---------------

TOTAL                                                        $72,283,966               $69,134,920
                                                        =================           ===============



See condensed notes to condensed consolidated financial statements.
---------------------------------------------------------------------------------------------------




RGC RESOURCES, INC.
------------------
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE THREE-MONTH AND NINE-MONTH PERIODS
ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------------------------------------

UNAUDITED
---------                                        Three Months Ended                  Nine Months Ended
                                                       June 30,                           June 30,
                                                 1999            1998              1999             1998
                                            --------------  ---------------   --------------   ---------------
OPERATING REVENUES:
  Gas utilities                               $8,450,212       $8,222,260      $41,572,017      $44,924,911
  Propane operations                             979,760          760,056        7,329,956        6,603,759
                                            --------------  ---------------   --------------   ---------------
Total operating revenues                       9,429,972        8,982,316       48,901,973       51,528,670
                                            --------------  ---------------   --------------   ---------------

COST OF GAS:
  Gas utilities                                4,833,718        4,704,193       25,597,380       28,448,209
  Propane operations                             470,238          369,132        3,267,107        3,201,665
                                            --------------  ---------------   --------------   ---------------
Total cost of gas                              5,303,956        5,073,325       28,864,487       31,649,874
                                            --------------  ---------------   --------------   ---------------

OPERATING MARGIN                               4,126,016        3,908,991       20,037,486       19,878,796
                                            --------------  ---------------   --------------   ---------------

OTHER OPERATING EXPENSES:
  Gas utilities:
    Other operations                           1,546,115        1,762,490        5,274,198        5,759,769
    Maintenance                                  249,404          382,959          741,192        1,025,672
    Taxes - general                              440,271          449,294        1,837,865        1,991,737
    Taxes - income                                69,404          (67,118)       1,546,124        1,417,967
    Depreciation and amortization                769,661          713,986        2,290,769        2,139,668
  Propane operations (including taxes
    - income of $(137,212), $(105,742),
    $388,774 and $427,414, respectively          677,724          514,188        3,326,227        2,656,265
                                            --------------  ---------------   --------------   ---------------

Total other operating expenses                 3,752,579        3,755,799       15,016,375       14,991,078
                                            --------------  ---------------   --------------   ---------------

OPERATING EARNINGS                               373,437          153,192        5,021,111        4,887,718
                                            --------------  ---------------   --------------   ---------------

OTHER INCOME AND DEDUCTIONS:
  Gas utilities:
    Interest Income                               21,044           20,530           21,140           21,449
    Merchandising and jobbing, net                 9,474           22,818           85,308           94,921
    Other deductions                             (16,609)         (18,903)         (59,467)         (70,616)
    Taxes - income                                (4,743)          (8,301)         (18,485)         (15,566)
  Propane operations, net                         29,148           19,334           89,900           87,750
                                            --------------  ---------------   --------------   ---------------
Total other income and deductions                 38,314           35,478          118,396          117,938
                                            --------------  ---------------   --------------   ---------------

EARNINGS BEFORE INTEREST CHARGES                 411,751          188,670        5,139,507        5,005,656
                                            --------------  ---------------   --------------   ---------------

INTEREST CHARGES:
  Gas utilities:
    Long-term debt                               392,923          380,588        1,176,718        1,158,535
    Other interest                                17,649           48,221          185,055          352,836
  Propane operations                              74,494           41,077          203,353          107,803
                                            --------------  ---------------   --------------   ---------------
Total interest charges                           485,066          469,886        1,565,126        1,619,174
                                            --------------  ---------------   --------------   ---------------

NET EARNINGS (LOSS)                             $(73,315)       $(281,216)      $3,574,381       $3,386,482
                                            ==============  ===============   ==============   ===============

BASIC EARNINGS PER COMMON SHARE                   $(0.04)          $(0.16)           $1.97            $2.02
                                            ==============  ===============   ==============   ===============

DILUTED EARNINGS PER COMMON SHARE                 $(0.04)          $(0.16)           $1.97            $2.02
                                            ==============  ===============   ==============   ===============

CASH DIVIDENDS PER COMMON SHARE                   $0.265           $0.265           $0.795           $0.795
                                            ==============  ===============   ==============   ===============

See condensed notes to condensed consolidated financial statements.
--------------------------------------------------------------------------------------------------------------




RGC RESOURCES, INC.
------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH AND NINE-MONTH PERIODS
ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------------------------------------

UNAUDITED
---------                                                Three Months Ended             Nine Months Ended
                                                             June 30,                       June 30,
                                                        1999           1998            1999          1998
                                                    -------------  ------------    ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                    ($73,315)    ($281,216)      $3,574,381     $3,386,482
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization                       1,039,473       903,397        3,085,686      2,679,980
  (Gain) loss on disposal of property                    (1,738)        6,923           (4,247)        15,032
  Loss on sale of other assets                                -             -                -            566
  Deferred taxes and investment tax credits             304,122       317,576         (426,043)    (1,417,737)
  Changes in assets and liabilities which provided
    cash, exclusive of changes and noncash
    transactions shown separately                     1,634,150     1,417,288        2,861,129      5,278,346
                                                    -------------  ------------    ------------  -------------
      Net cash provided by operating activities       2,902,692     2,363,968        9,090,906      9,942,669
                                                    -------------  ------------    ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to utility plant and nonutility property   (1,723,385)   (2,000,834)      (6,474,600)    (6,109,106)
Cost of removal of utility plant, net                   (20,913)      (18,008)         (51,123)       (50,426)
Proceeds from disposal of equipment                       6,009        11,750           27,818         33,367
Proceeds from sale of other assets                            -             -                -        173,334
                                                    -------------  ------------    ------------  -------------
      Net cash used in investing activities          (1,738,289)   (2,007,092)      (6,497,905)    (5,952,831)
                                                    -------------  ------------    ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                      -     1,656,000                -      3,356,000
Retirement of long-term debt and capital leases               -        (8,834)               -     (2,872,811)
Net repayments under lines of credit                   (181,000)     (785,000)        (552,000)    (5,834,000)
Cash dividends paid                                    (490,150)     (467,977)      (1,453,643)    (1,282,730)
Proceeds from issuance of stock                         196,699       185,865          565,177      4,210,494
Capital stock expense                                         -             -                -       (245,714)
                                                    -------------  ------------    ------------  -------------
      Net cash provided by (used in) financing
        activities                                     (474,451)      580,054       (1,440,466)    (2,668,761)
                                                    -------------  ------------    ------------  -------------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                      689,952       936,930        1,152,535      1,321,077

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                   546,620       500,192           84,037        116,045
                                                    -------------  ------------    ------------  -------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                      $1,236,572    $1,437,122       $1,236,572     $1,437,122
                                                    =============  ============    ============  =============

SUPPLEMENTAL INFORMATION:
Interest paid                                          $654,922      $518,824       $1,715,086     $1,972,876
Income taxes paid, net                                 $612,955    $1,012,823         $503,996     $2,273,446

NONCASH TRANSACTIONS:

The assets of a propane company were acquired in December 1997 in exchange for 34,317 shares of stock for a total value of $617,706.
The Company refinanced the remaining balances of Series K and Series L First Mortgage Bonds in the amount of
  $3,344,000 into a First Mortgage Note due July 1, 2008 in June 1998.
A capital lease obligation of $170,510 was incurred when the Company entered into an equipment lease in February 1999.

See condensed notes to condensed consolidated financial statements.
--------------------------------------------------------------------------------------------------------------


RGC RESOURCES, INC.
------------------
CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
-------------------------------------------------
UNAUDITED
---------
1. At the close of business on July 1, 1999, Roanoke Gas Company, Bluefield Gas Company and Diversified Energy Company became subsidiaries of RGC Resources, Inc. ("Resources"), an exempt public utility holding company, and shareholders of Roanoke Gas Company automatically became shareholders of RGC Resources, Inc., with each share of Roanoke Gas Company common stock converted into one share of Resources common stock. Also on this date, Commonwealth Public Service Corporation was merged into Roanoke Gas Company and new Affiliate Agreements were signed between and among Resources and each subsidiary. On July 2, 1999, NASDAQ began trading Resources shares under the ticker symbol RGCO. All of the resulting amendments to the stock purchase plans have been filed and approved by the Securities and Exchange Commission. The information filed with these plan amendments clearly state that shareholders are not required to take any action with regard to their stock to continue to receive their dividends.

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Resources financial position as of June 30, 1999 and September 30, 1998, and the results of its operations and its cash flows for the three and nine months ended June 30, 1999 and 1998. The results of operations for the nine months ended June 30, 1999 are not indicative of the results to be expected for the fiscal year ending September 30, 1999.

3. The condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in Resources' annual consolidated financial statements and notes thereto.

4. Quarterly earnings are affected by the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.

5. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in Resources' balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. The subsidiaries have entered into

RGC RESOURCES, INC.
------------------
CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
-------------------------------------------------
UNAUDITED
---------

     certain arrangements for hedging the price of natural gas and propane gas for the purpose of providing price stability during the winter months. Resources has not fully analyzed the impact of the provisions of FAS No. 133 on its financial statements.

     In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.

6. Earnings per common share are based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding for the three-month and nine-month periods ended June 30, 1999 were 1,819,693 and 1,809,997 compared to 1,769,654 and 1,672,756 for the same periods in 1998. The weighted average number of shares outstanding assuming dilution were 1,823,668 and 1,813,573 for the three-month and nine-month periods ended June 30, 1999 compared to 1,776,837 and 1,679,372 for the same periods in 1998. The difference between the weighted average number of shares for the calculation of basic and diluted earnings per share relates to the dilutive effect associated with the assumed issuance of stock options as calculated using the Treasury Stock method.

7. Both Roanoke Gas Company and Bluefield Gas Company (collectively "the Company"), subsidiaries of RGC Resources, Inc., operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. The extent of contaminants at these sites is unknown at this time. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between Bluefield Gas Company and the West Virginia Public Service Commission recognized the Company's right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices,

RGC RESOURCES, INC.
------------------
CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
-------------------------------------------------
UNAUDITED
---------

     management believes that any costs incurred related to this matter will not have a material effect on the Company's financial condition.

RGC RESOURCES, INC.
------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Reorganization
On March 31, 1999, shareholders of Roanoke Gas Company ("Roanoke Gas") approved a reorganization of Roanoke Gas and its subsidiaries into a holding company structure. As part of the reorganization, at the close of business on July 1, 1999, shareholders of Roanoke Gas automatically became shareholders of RGC Resources, Inc. ("Resources") with each share of Roanoke Gas common stock converted into one share of Resources' common stock. All financial and common stock data presented in this report have been restated to reflect the reorganization.

The following discussion and analysis refers to RGC Resources, Inc. and its subsidiaries (collectively referred to as the "Company"). The Company, primarily through Resources' wholly owned subsidiary, Roanoke Gas, is engaged principally in the distribution of natural gas to residential, commercial and industrial customers in Roanoke and Bluefield, Virginia. Other subsidiaries distribute natural gas in Bluefield, West Virginia, sell liquified petroleum gas in bulk to residential, commercial and industrial customers in Southwest Virginia and Southern West Virginia, and participate in other fuel-related marketing services.

Results of Operations and Financial Condition
Consolidated net earnings (loss) for the three-month period and nine-month periods ended June 30, 1999 were ($73,315) and $3,574,381 compared to ($281,216)
and $3,386,482 for the same period last year.

Operating margin for the three months ended June 30, 1999 increased $217,025, or
5.6 percent, over the same period last year due to increases in base customer charges and delivered propane volumes. Base customer charges on natural gas increased $196,403 over the same quarter last year as the result of the rate increase placed into effect in March 1999. Total natural gas deliveries declined by 54,551 MCF, or 3 percent, as the current quarter's weather was 9 percent warmer than the same period last year. An increase of 297,786, or 34 percent, in propane gallons delivered offset the impact of the decline in MCF sales for the quarter. Customer growth associated with an ongoing aggressive marketing campaign and the addition of customers from the propane acquisition completed in December 1998 accounted for the increase in volume. Total propane customer base has increased by 27 percent since last June.

Other operations and maintenance expenses for the current quarter declined from the same period last year as the Company continued its expense reduction program in response to the warm winter. Reductions occurred in non-essential areas of operations and maintenance including office expenses, travel, professional services and support services. Furthermore, improvement in

RGC RESOURCES, INC.
------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------


customer delinquencies attributable to the warm winter, lower gas costs and a good local economy has lowered bad debt expense by more than $88,000 from the same period last year. The Company continued the redirection of its maintenance program from repair to replacement where applicable. This change allowed for expense reductions and served to complement the Company's renewal program. As a result of the changes, total payroll and benefits charged to operations and maintenance declined $84,260 from the same period last year as more labor was utilized for capital projects and to assist the propane operation. General taxes declined $9,023 for the current quarter compared to the same period last year with most of the decrease associated with the capitalization of more payroll taxes associated with more capital labor. Capital expenditures for adding new customers to the distribution system and replacement of older facilities have increased depreciation expense $55,675 above last year's levels. Propane operations expense experienced a $163,536 increase over the same period last year with increases in propane delivery costs, marketing expenses, benefit costs and depreciation resulting from the exceptional growth in customers and sales volumes in the Company's propane subsidiary. Interest charges increased by $15,180 from the same period last year as increases in average debt balances offset a reduction in the average effective interest rate during the period.

For the nine-month period ended June 30, 1999, operating margins increased $158,690, or 0.8 percent, from the same period last year. Natural gas deliveries fell by 577,821 MCF, or 6 percent, from the same period last year, as weather was 9.4 percent warmer. However, the rate increase placed into effect in March 1999, in addition to growth in the number of natural gas customers, resulted in the revenues generated by the customer base charge increasing by $289,832 over the same period last year. During the same period, propane volumes increased 1,091,696 gallons, or 16.5 percent. Customer growth has served to mitigate the impact of the weather on propane sales. As discussed above, growth in the propane division continues to be a significant factor in the Company's performance.

For the nine-month period ended June 30, 1999, operations and maintenance expenses declined by $770,051 from the same period last year. These declines correspond to reductions in all nonessential expenses during the period, greater emphasis on the Company's renewal program resulting in more capitalized labor and benefits and lower bad debt expense associated with improved delinquencies. General taxes declined $153,872 from the same period last year as revenue sensitive taxes decreased on reduced natural gas revenues and capitalization of more payroll taxes. The increase of $151,101 in depreciation corresponds with the increases in capital additions. Propane operations expense increased by $669,962 compared to the same period last year. The growth in the customer base of propane has demanded more of the Company's resources to properly serve the customers. Interest charges declined $54,048 for the nine-month

RGC RESOURCES, INC.
------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

period ended June 30, 1999 as compared to the same period last year, as the average interest rate decline attributable to the refinancing of Series K and L First Mortgage Bonds more than offset increases in the Company's average debt position.

The nine-month earnings presented herein should not be considered as reflective of the Company's consolidated financial results for the fiscal year ending September 30, 1999. The total revenues during the first nine months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings depends primarily on temperature and weather conditions during the remaining months. Furthermore, management will continue with the austerity program by continuing to reduce expenditures on all nonessential operations. Critical operations and safety will remain a top priority, including the Company's efforts to address the Year 2000 issue.

Regulatory Affairs
The Company currently has three rate case applications pending before regulatory bodies. In Virginia, Roanoke Gas Company entered into a Stipulation with both the Virginia State Corporation Commission Staff (Commission) and the Office of the Attorney General providing for an annual increase of approximately $433,500 in gross revenues. All issues in the rate application were settled except for the implementation of a surcharge to recover the carrying cost and depreciation on non-revenue producing investment in distribution plant made over a three year future period. A Hearing Examiner's decision was issued on June 29, 1999, recommending that the stipulation be accepted and further recommending the adoption of the Distribution System Renewal (DSR) surcharge on a three-year experimental basis. During the three year experiment, Roanoke Gas Company would not file traditional rate increase requests. The Hearing Examiner's decision is subject to final Commission approval. After the filing of the Stipulation, Roanoke Gas Company filed and received approval of a motion to implement the settlement rates in May of 1999 and to provide refunds dating back to February 28, 1999 when interim rates went into effect. Roanoke Gas Company has completed the refund in this case. The final Commission decision is expected by the end of the summer.

Also before the Virginia State Corporation Commission is a recent filing made by Commonwealth Public Service Corporation seeking a $36,000 rate increase. This case is almost a mirror image of the Roanoke Gas case with one goal being to align the tariff rates of the two companies as much as possible. When the Commission approved the Roanoke Gas Company reorganization, they stated that the two companies needed to remain separate with regard to rates and regulatory filings until a consolidating rate case is filed. The current Commonwealth case serves as an intermediate step toward a consolidating rate case. This case includes movement to

RGC RESOURCES, INC.
------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

therm billing, monthly transportation balancing, a request for the DSR surcharge, and a rate design structure change to match Roanoke Gas rates. The Commonwealth Public Service Corporation will be pursuing a stipulation in the case similar to the one filed in the Roanoke Gas case.

In West Virginia, hearings were held in the Bluefield Gas Company case in June. At the start of the hearing, Bluefield Gas Company and the West Virginia Public Service Commission Staff filed a joint stipulation supporting an $80,000 annual rate increase effective on December 1, 1999 with a three cents per MCF increase effective December 1, 2000, as well as an additional three cents per MCF becoming effective on December 1, 2001. As a result of this settlement, Bluefield Gas Company agreed to a three-year moratorium on any additional non-gas cost rate increases. The stipulation did not support the movement to therm billing. The Administrative Law Judge is due to file his report on August 19, 1999.

Year 2000
RGC Resources, Inc. has reached the final stages of its Year 2000 readiness plan. The Year 2000 concern is caused by the movement from 1999 to the year 2000. Many computer-based systems rely on the last two numbers of the date to distinguish the year, and many of these systems will not recognize "00" as an acceptable date. Even if systems will accept "00" as an appropriate date, many systems will not distinguish the year 2000 from the year 1900. Like all other companies that use application software and rely on a computer-based infrastructure that includes microprocessor systems, the Year 2000 issue affects many areas of the Company's operations. The Company has a Year 2000 Task Force comprised of a comprehensive group of employees who have developed a written plan that addresses communications, system remediation and conversions, system testing and contingency planning.

During the year, the Company completed an extensive inventory to identify and categorize all of its internal systems that may be date-sensitive. These internal systems control, monitor, or assist in the operation of the Company, its equipment and machinery. Generally, these systems contain microprocessor chips, integrated circuits, or computer boards. The Company identified date-sensitive applications in customer service, operations, financial systems, end-user applications, storage and distribution systems, meters, telecommunications, vehicles, building controls and other areas. With these systems identified, each system was reviewed to determine how it can be tested. When applicable, manufacturers were contacted concerning available compliance information. An industry consultant has assisted the Company with this phase.

RGC RESOURCES, INC.
------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

The Company started upgrading internal systems in the winter of 1996 and completed the majority of the upgrades by the fall of 1997. These systems cover the entire scope of the business, ranging from the Payroll System to the Customer Information System. With baseline validation complete, testing for the Year 2000 and other key dates began in mid 1998. In October 1998, the Company established a training and testing lab, and operating system testing was completed in November 1998. The Company began performing tests on all software applications in December 1998 and such testing was completed during 1999. Over 70% of the Company's systems have successfully completed testing and were found to be Year 2000 compliant. The remaining 30%, which includes the propane system, remains to be tested.

RGC Resources, Inc. has made considerable progress in upgrading its information systems to be Year 2000 ready. Essentially, all of the core IBM AS/400 systems have been upgraded, with the exception of propane, which should be completed by late 1999. All Local Area Network (LAN) and Wide Area Network (WAN) systems have been upgraded. The remaining systems are believed to be ready or a plan is in place to reach a state of readiness. The Company believes that most of its vendors, suppliers and major customers are dedicated to the problem with intentions of completing their efforts in a timely manner. Employee awareness and planning are a top priority of the Company's Year 2000 Task Force.

The Company added a segregated test environment that included a second AS/400 in 1998 and an additional network file server. This will not only help facilitate the implementation of new software systems, but will also allow for more thorough Year 2000 testing. The segregated test environment also upgrades the Company's Disaster Recovery Planning by enabling an internal recovery hot-site.

The Company has developed a contingency plan that identifies the areas with the highest potential risk of Year 2000 exposure. Detailed Year 2000 contingency operating plans have been created for those critical functions. The Company believes that sufficient contingency plans are in place to address the foreseeable concerns of the millennium date change.

The Company maintains emergency operating plans for problems that could arise from both internal and external sources. With regard to internal systems, the Company believes that it has identified and is addressing the Year 2000 compliance of the systems that pose the most significant risk to its ability to provide safe and reliable service to customers. Externally, the Company has conducted discussions with suppliers of interstate transportation capacity and relies on their testing and remediation methods to continue the supply of natural gas to its distribution system. Furthermore, the Company has received and responded to letters from many of its

RGC RESOURCES, INC.
------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

customers concerning its Year 2000 compliance status. Likewise, the Company has held discussions with large-volume customers concerning their Year 2000 issues.

The Company believes that it is taking reasonable measures to ensure the safe and uninterrupted delivery of natural gas. There can be no guarantee that the systems of other companies and external services, such as water, electricity, and telephone, on which the Company's operations rely, will be timely converted, or will be converted in a manner compatible with the Company's systems. If this were to occur, it would create a significant barrier to providing service to the Company's customers and could result in material increases in operating expenses and lost revenues.

To date, the Company has spent approximately $50,000 on Year 2000 remediation activities. The Company projects that it will spend an additional $100,000, over and above otherwise planned upgrades to systems and hardware, over the course of the next six months to complete its Year 2000 readiness plan.

Environmental Issues
Both Roanoke Gas Company and Bluefield Gas Company (collectively "the Company"), subsidiaries of RGC Resources, Inc., operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. The extent of contaminants at these sites is unknown at this time. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP site. Should the Company eventually be required to remediate either of the MGP sites, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between Bluefield Gas Company and the West Virginia Public Service Commission recognized the Company's right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company's financial condition.

                           Part II - Other Information

Item 2.        Changes in Securities.

               Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the "Restricted Stock Plan"), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions ("restricted stock"). A participant can, subject to approval of the Board, elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company's common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on section 3(a)(11) and section 4(2) exemptions under the Securities Act of 1993 (the "Act") and will vest only in the case of the participant's death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company by the participant's voluntary resignation during his term on the Board or removal for cause as a director. During the quarter ended June 30, 1999, the Company issued a total of 433 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

               Investment Date       Price            Number of Shares
               ---------------       -----            ----------------
                    4-1-99          $20.000               145.000
                    5-1-99          $20.000               145.000
                    6-1-99          $20.250               143.210

               During the quarter ended June 30, 1999, the Company also issued 1,437.749 shares of its common stock as bonuses to certain employees and management personnel as rewards for performance. The 1,437.749 shares were not issued in a transaction constituting a "sale" within the meaning of section 2(3) of the Act.

Item 6.        Exhibits and Report on Form 8-K.

               (a)    Exhibits

                      Exhibits 27 - Financial Data Schedule

               (b)    Reports on Form 8-K

                      Roanoke Gas Company filed one report on Form 8-K for the three months ended June 30, 1999. The report was dated April 6, 1999 and reported the shareholder approval of the corporate reorganization into a holding company structure.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RGC Resources, Inc.



Date: August 13, 1999               By: s/Roger L. Baumgardner
                                        --------------------------------
                                        Roger L. Baumgardner
                                        Vice President/Secretary and
                                        Treasurer