Form 10-K
period 1999-09-30
RGC RESOURCES INC
filed 1999-12-16
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999   Commission file number 000-26591


                               RGC RESOURCES, INC.
                       (successor to Roanoke Gas Company)
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Virginia                                                     54-1909697
-------------------------------                ---------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)



519 Kimball Avenue, N.E., Roanoke, VA                         24016
----------------------------------------       ---------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code         (540) 777-4427
                                                --------------------------------

Securities registered pursuant to Section 12(b) of the Act:    None.

Securities registered pursuant to Section 12(g) of the Act:

                                                  Name of Each Exchange on
Title of Each Class                                   Which Registered
---------------------------------------   --------------------------------------
                                                         OTC (Nasdaq
Common Stock, $5 Par Value                              National Market)
---------------------------------------   --------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of
the registrant as of November 29, 1999.           $ 37,872,140.63

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


Class                                     Outstanding at November 29, 1999
--------------------------------    --------------------------------------------
COMMON STOCK, $5 PAR VALUE                          1,836,225 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the RGC Resources, Inc. 1999 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof.

Portions of the RGC Resources, Inc. Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                     PART I

Item 1.       Business.

              Historical Development

              RGC Resources, Inc. (the "Company" or "Resources") was initially incorporated in Virginia on July 31, 1998 for the primary purpose of becoming the holding company for Roanoke Gas Company ("Roanoke Gas") and its former subsidiaries Bluefield Gas Company ("Bluefield" or "Bluefield Gas") and Diversified Energy Company ("Diversified"). Effective July 1, 1999, Roanoke Gas and its subsidiaries were reorganized into a holding company structure ("Reorganization"). As a result of the Reorganization: (i) Resources became a holding company owned by the former shareholders of Roanoke Gas; (ii) Resources became the sole owner of the stock of Roanoke Gas, Bluefield and Diversified; (iii) Commonwealth Public Service Corporation, a former subsidiary of Bluefield, merged its natural gas distribution business into Roanoke Gas; (iv) Roanoke Gas and Bluefield continue to operate in the natural gas distribution business as subsidiaries of Resources; and (v) Diversified continues to carry on its nonutility propane business as a subsidiary of Resources.

              Roanoke Gas was organized as a public service corporation under the laws of the Commonwealth of Virginia in 1912. The principal service of Roanoke Gas was, and continues to be, the distribution and sale of natural gas. Commencing in 1972, the distribution and sale of propane gas was added to Roanoke Gas' line of business. The propane business was transferred to Diversified in January 1979. Diversified, which is not a public utility, distributes and sells propane in Southwestern Virginia and Southern West Virginia.

              On May 15, 1987, Roanoke Gas, through a series of merger transactions, acquired 100 percent of the outstanding stock of Bluefield, a public service corporation, organized in 1944 under the laws of the State of West Virginia and principally engaged in the distribution of natural gas in Bluefield, West Virginia and surrounding areas, and Gas Service, Inc. ("Gas Service"), a nonpublic utility affiliate (through common directors and shareholders) of Bluefield, which was engaged in the sale of propane in southwestern Virginia and southern West Virginia. After obtaining requisite shareholder approval and the approvals of the Virginia State Corporation Commission ("Virginia Commission") and the West Virginia Public Service Commission ("West Virginia Commission"), Gas Service was merged into Diversified, and Bluefield became a wholly-owned subsidiary of Roanoke Gas. Prior to the Reorganization, Bluefield owned all of the issued and outstanding stock of Commonwealth, a small Virginia public service corporation organized in 1930 as the subsidiary of a predecessor corporation to Bluefield.

              In March 1994, the Highland Gas Marketing division of Diversified was established to broker natural gas to several industrial transportation customers of Roanoke Gas and Bluefield Gas.

              Services

              Resources maintains an integrated natural gas distribution system. Natural gas is purchased from suppliers and distributed to residential, commercial and large industrial users through underground mains and services. Approximately 90.2 percent of the Company's customers are residential, approximately 9.7 percent are small commercial users, and the remaining percentage is made up of large industrial customers, who received approximately 29 percent of the Company's total annual delivered volume in 1999 under the Company's interruptible tariff and transportation gas services.

              Resources' natural gas distribution business accounted for approximately 85 percent of the total revenues generated by the Company in fiscal 1999, and approximately 87 percent and approximately 89 percent of the Company's total revenues in fiscals 1998 and 1997, respectively. The Company's revenues are affected by the cost of natural gas, economic conditions in the areas that the Company serves, and weather conditions. Higher gas costs, which the Company is generally able to pass through to customers, may cause customers to conserve, or in the case of industrial customers, to use alternative energy sources. In recent years, regulatory changes at the federal level and ample supply in the natural gas industry have led to a national spot market for natural gas and an increase in the number of suppliers of natural gas.

              The Company's retail sales are seasonal and temperature-sensitive as the majority of the gas sold by Resources is used for heating. For the fiscal year ended September 30, 1999, more than 54 percent of the Company's total MCF of natural gas sales were made in the four-month period of December through March. Retail gas deliveries for fiscal 1999 were 10,318,043 MCF, as compared to 10,875,481 MCF and 10,804,045 MCF in fiscal years 1998 and 1997, respectively. The Company's actual heating degree days in fiscal 1999 were approximately 88 percent of normal, as compared with approximately 96 percent of normal in fiscal 1998, and approximately 102 percent of normal in fiscal 1997.

              Suppliers

              Effective November 1, 1993, the natural gas transportation pipelines supplying the Company, including Columbia Gas Transmission Corporation and Columbia Gulf Transmission Corporation (together "Columbia"), and East Tennessee Natural Gas Company and Tennessee Gas Pipeline (together "East Tennessee"), have operated under Federal Energy Regulatory Commission ("FERC") Order 636. Order 636 was the start of a new era in the natural gas industry when the responsibility of gas supply procurement and management was shifted from the pipeline companies to the local distribution companies and to other "shippers" of natural gas.

              The cornerstone of Order 636 was the "unbundling" of pipeline services to provide a number of choices to shippers. The pipelines retained the responsibility of transporting contracted firm volumes for their shippers but are no longer responsible for obtaining the natural gas supplies. The Company now chooses who it buys its gas from, how much storage gas to purchase, how much transportation capacity to keep and how much to release. The Company constantly monitors its gas requirements to minimize exposure to pipeline penalties for insufficient supplies or excessive gas injections. The Company's "shipper" responsibilities bring increased scrutiny from the state commissions as they monitor the Company's gas purchasing practices to assure that a "least cost with adequate reliability" policy is followed. Accordingly, the Company has worked diligently to ensure that its customers will have an economical and reliable gas supply. Management believes the relationships the Company has built with its suppliers as it constructed a supply portfolio will allow it to continue to attain this goal.

              The post Order 636 function of the pipelines is simply to transport natural gas volumes for their shippers in a safe and efficient manner. The pipelines issue restrictions on secondary receipt and delivery points during periods of heavy demand that may affect the gas supply economics. The pipelines retained the responsibilities for transportation, title tracking, and measurement of natural gas deliveries.

              The Company currently uses long-term (multi-year), mid-term (seasonal) and short-term (spot) gas purchases to meet its system requirements. The Company has entered into, or is in the process of entering into, long-term and mid-term firm supply agreements to cover the majority of its firm demand. Long-term and mid-term suppliers currently include Columbia Energy Services, Cabot Oil and Gas, Coral

              Energy, Engage Energy, PG&E Energy Trading and Southern Company Energy Marketing.

              The Company's firm supply agreements will supply the total system requirements at varying prices during the period October 1, 1999 through September 30, 2000. Both Roanoke Gas and Bluefield participate in pilot gas hedging programs approved by their respective public utility commissions which are intended to help protect against supply related price volatility adversely impacting customer billing rates. Under the pilot programs, gas cost hedges may be employed for up to 50% of normal winter demand not supplied from storage. Under the pilot programs, the Company has entered into options to purchase approximately 690,000 dekatherms of natural gas during fiscal 2000. All costs and benefits of the Company's natural gas hedging programs are reflected in cost of gas and recovered through customer billing rates.

              With the growth of the spot gas market, gas prices have developed a pronounced seasonal pattern, with summer to winter price swings of 100 percent or more. The Company tries to take advantage of this opportunity by injecting lower-priced summer gas into its liquefied natural gas storage facility, which is capable of storing up to 220,000 DTH for use during peak winter periods. In addition, the Company has contracted for storage reserves from Columbia, Tennessee Gas pipeline and Virginia Gas Storage Company, with a combined total of 2,738,631 DTH of underground storage capacity for Roanoke and Bluefield. These reserves were available for summer 1999 storage injections using spot market supply. This storage capacity provides supply security with reduced exposure to potential supply interruptions. It also offers the Company the flexibility to balance supply with its highly variable, weather-sensitive customer consumption patterns. In addition, the Company has entered into an asset management agreement with PG&E Energy Trading to further minimize the cost of firm service to its customers by reselling pipeline capacity not needed during the warmer months.

              Columbia continues to be the Company's primary transporter of natural gas. Columbia historically has delivered approximately two-thirds of Roanoke Gas' gas supply and 100 percent of Bluefield's gas supply. The Company has completed construction on a pipeline which delivers Bluefield approximatley 25% of its annual gas supply. Columbia presently delivers approximately 75% of Bluefield's annual supply. East Tennessee continues to be the Company's other major source of transportation services. Historically, East Tennessee has delivered approximately one-third of the Company's natural gas supply to the Roanoke location. The rates paid for natural gas transportation and storage services purchased from Columbia and East Tennessee are established by tariffs approved by FERC. These tariffs contain flexible pricing provisions, which, in some instances, authorize these suppliers to reduce rates and charges to meet price competition.

              Having two major pipeline transporters, a shaving facility and a number of underground storage options, the Company believes that it is well positioned to provide adequate gas supply for future customer growth. As a means to more fully utilize pipeline capacity and further lower costs to its customers, Roanoke Gas and Bluefield Gas have entered into asset management agreements. Effective November 1, 1999, PG&E Energy Trading, the asset manager, will manage nomination, confirmation and scheduling of all existing supply and storage contracts as well as supply any additional natural gas requirements.

              The Company believes that Order 636 provides regulatory stability. Additionally, the increased opportunities available in a deregulated natural gas supply environment may result in additional market forces that establish gas prices and help keep them more consistent and competitive.

              Diversified has entered into storage and purchase contracts for a substantial portion of its winter supply of propane. At September 30, 1999, Diversified has contracts with eight propane suppliers for the purchase of up to 7,957,225 gallons of propane at varying prices per gallon during the period October 1, 1999 through September 30, 2000. Management believes these storage and purchase contracts will help alleviate the effects of wholesale price swings during peak sales months and provide added supply security. Diversified has also entered into options to purchase approximately 1.2 million gallons of propane during fiscal 2000.

              In addition to storage contracts, Diversified has 12 storage facilities, providing a combined total storage of 504,000 gallons. Management believes its propane supply strategies have positioned Diversified to provide an adequate propane supply to current customers and allow for future customer growth.

              Competition

              Resources competes with other energy sources such as fuel oil, electricity and coal. Competition is intense among the competing energy sources and is based primarily on price. This is particularly true for industrial applications where sales are at risk to price competition in markets which may swing to residual and other fuel oils.

              Roanoke Gas currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in it's Virginia service areas. The franchises generally extend for multi-year periods and are renewable by the municipalities. Certificates of public convenience and necessity, which are issued by the Virginia Commission, are of perpetual duration, subject to compliance with regulatory standards.

              Bluefield Gas holds the only franchise to distribute natural gas in its West Virginia service area. Its franchise extends for a period of 30 years from August 23, 1979.

              Management anticipates that the Company will be able to renew all of its franchises when they expire. There can be no assurance, however, that a given jurisdiction will not refuse to renew a franchise or will not, in connection with the renewal of a franchise, impose certain restrictions or conditions that could adversely affect the Company's business operations or financial condition.

              Regulation

              Roanoke Gas and Bluefield are subject to regulation at federal and state levels. Federally, the interstate gas transmission between Bluefield and Roanoke Gas in Bluefield, Virginia is regulated by FERC. At the state level, the Virginia and West Virginia Commissions regulate Roanoke Gas and Bluefield, respectively. Such regulation includes the prescription of rates and charges at which natural gas is sold to customers, the approval of agreements between or among affiliated companies involving the provision of goods and services, pipeline safety, and certain corporate activities of the Company, including mergers, acquisitions and the issuance of securities. Both state Commissions also grant certificates of public convenience and necessity to distribute natural gas in their respective states.

              Roanoke Gas and Bluefield are further regulated by the municipalities and localities which grant franchises for the placement of gas distribution pipelines and the operation of a gas distribution network.

              Both Roanoke Gas and Bluefield Gas operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at former plant sites. The extent of contaminants at these sites, if any, is unknown at this time. An analysis at the Bluefield site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognized the Company's right to defer MGP clean-up costs at the Bluefield site, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company's consolidated financial condition or results of operations.

              Employees

              At September 30, 1999, Resources had 163 full-time employees. As of that date, approximately 28 percent of the Company's full-time employees belonged to the Oil, Chemical and Atomic Workers International Union, AFL-CIO Local No. 3-515, which has entered into a collective bargaining agreement with Resources. The union has been in place at the Company since 1952. A new collective bargaining agreement became effective on August 1, 1998. That agreement will expire on July 31, 2000. Resources considers its employee relations to be satisfactory.

              Forward-Looking Statements

              From time to time, Resources may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: (i) frozen rates in both regulated jurisdictions; (ii) earning on a consistent basis an adequate return on invested capital; (iii) increasing expenses and labor costs and availability; (iv) price competition from alternate fuels; (v) volatility in the price of natural gas and propane;
              (vi) uncertainty in the projected rate of growth of natural gas and propane requirements in the Company's service area; (vii) general economic conditions both locally and nationally; and
              (viii) developments in electricity and natural gas deregulation and associated industry restructuring. In addition, the Company's business is seasonal in character and strongly influenced by weather conditions. Extreme changes in winter heating degree days from the normal or mean can have significant short-term impacts on revenues and gross margin.


Item 2.       Properties.

              Roanoke Gas owns and operates five metering stations through which it measures and regulates the gas being delivered by its suppliers. The location and physical description of the properties are as follows:

              Plantation Station - Parcel on Virginia Highway #601 near point of intersection of Hershberger Road (Rt. 623) and Rt. 601 - 1.590 acres.

              J. M. Mason Station - S/E corner of Lakeside Circle and east of Lot #4 of Mill Road subdivision just east of Kessler Mill Road - .842 acres.

              Sugarloaf Station - Parcel fronting on S/L of Rt. 686 and W/L of Lynnson Drive - 111 acres.

              Clearbrook Station - Parcel 356' west of Rt. 675 and 0.2 mile south of Rt. 220 - 255 acres.

              Cave Spring Station - N/L Route 221 just west of Route 688 - 3.93 acres.

              The network of distribution lines includes the cities of Roanoke and Salem, the Town of Vinton, and the counties of Roanoke, Montgomery, Botetourt and Bedford. These distribution lines are used to interconnect metering stations and supply and storage facilities with customers.

              Located in Botetourt County is a liquefied natural gas storage facility which has the capacity to hold 220,000 DTH of natural gas. The County issued Industrial Revenue Bonds to finance this facility. Roanoke Gas had a twenty-year lease on the facility with the option to purchase for a nominal amount. The lease expired May 1, 1991, and the facility was purchased by Roanoke Gas.

              Roanoke Gas' general and business offices and the maintenance and service departments are located in Roanoke, Virginia on an irregularly shaped parcel of land running from H. L. Lawson and Son, Inc. south to Norfolk Southern Computer Center fronting on Kimball Avenue to the west to the Norfolk Southern Railway yard. The land area is 8.3 acres.

              Bluefield's main corporate office and warehouse is located on
              2.175 acres at 4699 East Cumberland Road and consists of a one-story metal building with brick front. Bluefield owns a lot at 800 Pulaski Street, Bluefield, West Virginia. In addition, Bluefield owns two lots in the City of Bluefield, West Virginia, comprising approximately 1.23 acres, upon which its high pressure regulator stations are located.

              In West Virginia, Diversified owns an office, loading platform, garage and storage tank facility in Rainelle. The storage facility consists of two 18,000-gallon tanks, pumps and related equipment. A 30,000 gallon storage facility is also located in Ansted.

              Another storage facility, comprising two 30,000 gallon tanks, one 18,000-gallon tank, pumps and related equipment, is located on Bluefield Gas Company's property at 800 Pulaski Street, Bluefield, West Virginia. A storage facility in Beckley, West Virginia, comprising one 30,000 gallon tank, is expected to be completed during the first quarter of fiscal 2000.

              In Virginia, Diversified owns and operates nine storage facilities. The location and storage capacities at each facility is as follows:

              Thirlane Road, N.W., Roanoke--two 30,000 gallon tanks.

              Fort Chiswell, Virginia--two 30,000 gallon tanks.

              Consolidated Glass in Galax, Virginia--one 30,000 gallon tank.

              Craig County, Virginia, near the town of New Castle--one 30,000 gallon tank.

              Floyd County, Virginia--one 30,000 gallon tank.

              Virginia Forging in Botetourt County, near the town of Buchanan--one 30,000 gallon tank.

              Golden West Foods in the City of Bedford--one 30,000 gallon tank.

              City of Buena Vista--two 30,000 gallon tanks.

              Alleghany County, near the town of Low Moor--one 30,000 gallon tank.

              A 30,000 gallon tank storage facility in Weyers Cave is expected to be completed during the first quarter of fiscal 2000.

              Resources considers present properties adequate. The Company intends to construct additional distribution lines as communities develop.

Item 3.       Legal Proceedings.

              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

              There were no matters submitted to a vote of security holders during the fourth quarter of the year ended September 30, 1999.

              Executive Officers of the Registrant

              Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 2000.

              The names, ages and positions of all of the executive officers of RGC Resources, Inc. as of September 30, 1999, are listed below with their business experience for the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

              Previous and present duties and responsibilities:

                                      Position and Business
Name and Age                          Experience for Past Five Years

John B. Williamson, III, 45           July 1999 to present                      President and CEO

                                      February 1998 to July 1999                President & CEO -
                                                                                Roanoke Gas

                                      January 1993 to January 1998              Vice President- Rates
                                                                                 and Finance - Roanoke Gas

                                      April 1992 to January 1993                Director of Rates and Finance
                                                                                - Roanoke Gas






Roger L. Baumgardner, 57              July 1999 to present                      Vice President, Secretary &
                                                                                Treasurer

                                      January 1986 to July 1999                 Vice President, Secretary and
                                                                                Treasurer - Roanoke Gas

Howard T. Lyon, 38                    July 1999 to present                      Controller and Assistant
                                                                                Treasurer

                                      January 1994 to July 1999                 Controller - Roanoke Gas

Dale P. Moore, 44                     July 1999 to present                      Assistant Vice President and
                                                                                Assistant Secretary

                                      May 1998 to July 1999                     Director of Rates, Regulatory
                                                                                Affairs and Financial Planning
                                                                                - Roanoke Gas

                                      May 1994 to May 1998                      Senior Rate Analyst-
                                                                                American Electric Power/VA


                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

                  The information set forth under the caption "Market Price and Dividend Information" in the 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 6.           Selected Financial Data.

                  The information set forth under the caption "Selected Financial Data" in the 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

                  Not applicable.

Item 8.           Financial Statements and Supplementary Data.

                  The following consolidated financial statements of the registrant and the Independent Auditors' Report set forth in the 1999 Annual Report to Shareholders are incorporated herein by reference:

                  1.   Independent Auditors' Reports

                  2.   Consolidated Balance Sheets as of September 30, 1999
                       and 1998

                  3. Consolidated Statements of Earnings for the Years Ended September 30, 1999, 1998 and 1997

                  4. Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1999, 1998 and 1997

                  5. Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997

                  6. Notes to Consolidated Financial Statements for the years ended September 30, 1999, 1998 and 1997

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  Not applicable.


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

                  For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. For information with respect to the Directors of the registrant, see "Election of Directors of Resources" in the Proxy Statement for the 2000 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 2000 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

Item 11.          Executive Compensation.

                  The information set forth under the captions "Executive Compensation," "Report of the Compensation Committee of the Board of Directors," "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" in the Proxy Statement for the 2000 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

                  The information pertaining to shareholders beneficially owning more than five percent of the registrant's common stock and the security ownership of management, which is set forth under the captions "The Annual Shareholders Meeting" and "Security Ownership of Management" in the Proxy Statement for the 2000 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions.

                  The information with respect to certain transactions with management of the registrant, which is set forth under the caption "Transactions with Management" in the Proxy Statement for the 2000 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

              (a)     List of documents filed as part of this report:

                      1. Financial statements:

                          All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

                      2. Financial statement schedules:

                          All schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

                      3. Exhibits to this Form 10-K are as follows:

         Exhibit No.     Description

              2 Amended and Restated Agreement and Plan of Merger and Reorganization (incorporated by reference to Exhibit 2 to Form 8-K filed on July 2, 1999)

              3(a) Articles of Incorporation of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999.)

               3(b) Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999.)

               4(a) Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999.)

               4(b) Article I of the Bylaws of RGC Resources (included in Exhibit 3(b) hereto)

               4(c) Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

               10(a)     Firm Transportation Agreement between East
                         Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(b) Interruptible Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated July 1, 1991 (incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(c)     NTS Service Agreement between Columbia Gas
                         Transmission Corporation and Roanoke Gas Company dated October 25, 1994 (incorporated herein by reference to Exhibit 10(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(d)     SIT Service Agreement between Columbia Gas
                         Transmission Corporation and Roanoke Gas Company dated November 30, 1993 (incorporated herein by reference to Exhibit 10(d) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(e)     FSS Service Agreement between Columbia Gas
                         Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(f)     FTS Service Agreement between Columbia Gas
                         Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(g)     SST Service Agreement between Columbia Gas
                         Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(h)     ITS Service Agreement between Columbia Gas
                         Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(i) FTS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(j) ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(k) Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(l) Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(m)     Gas Storage Contract under rate schedule FS
                         (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(n)     Gas Storage Contract under rate schedule FS
                         (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(o) Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(p) Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(q) Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(r) Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(s) Certificate of Public Convenience and Necessity for Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(t) Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(u) Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(v) Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit 10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(w) Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

               10(x) Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

               10(y)* Consulting Agreement between Albert W. Buckley and Roanoke Gas Company dated February 20, 1992 (incorporated herein by reference to Exhibit 10(b)(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

               10(z)* Consulting Contract between A. Anson Jamison and Roanoke Gas Company dated March 27, 1990 (incorporated herein by reference to Exhibit 10(c)(c) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(a)(a)  Contract between Roanoke Gas Company and
                         Diversified Energy Services, Inc. dated December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(b)(b) Service Agreement between Bluefield Gas Company and Commonwealth Public Service Corporation dated January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(c)(c)* Retirement Payment Agreement between Arthur T.
                         Ellett and Roanoke Gas Company dated April 6, 1972 (incorporated herein by reference to Exhibit 10(g)(g) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(d)(d)* Consulting Services Agreement between Edward C.
                         Dunbar and Roanoke Gas Company dated February 25, 1991 (incorporated herein by reference to Exhibit 10(h)(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

               10(e)(e)* Consultation Contract between Gordon C. Willis
                         and Roanoke Gas Company dated April 29, 1991
                         (incorporated herein by reference to Exhibit 10(I)(I) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

               10(f)(f)  Gas Storage Contract under rate schedule FS
                         (Market Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(g)(g)  FTS Service Agreement between Columbia Gas
                         Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(h)(h)  ITS Service Agreement between Columbia Gas
                         Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m)(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(i)(i)  FSS Service Agreement between Columbia Gas
                         Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(n)(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(j)(j)  SST Service Agreement between Columbia Gas
                         Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(o)(o) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(k)(k) FTS-1 Service Agreement between Columbia Gulf Transmission Company and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(p)(p) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(l)(l)* RGC Resources Key Employee Stock Option Plan
                         (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999.)

               10(m)(m)* RGC Resources, Inc. Stock Bonus Plan

               10(n)(n)  Gas Franchise Agreement between the Town of
                         Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

               10(o)(o)  Gas Franchise Agreement between the City of
                         Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

               10(p)(p)  Gas Franchise Agreement between the City of
                         Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

               10(q)(q)* Consulting Agreement between W. Bolling Izard
                         and Roanoke Gas Company dated January 27, 1997

               10(r)(r)* RGC Resources, Inc. Restricted Stock Plan for
                         Outside Directors

               10(s)(s)  FTA Gas Transportation Agreement effective
                         November 1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company

               10(t)(t)  SST Service Agreement effective November 1,
                         1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company

               10(u)(u) FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company

               10(v)(v)  FTS Precedent Agreement effective August 7,
                         1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company

               10(w)(w)  Firm Storage Service Agreement effective March
                         19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company

               10(x)(x)  FTS-2 Service Agreement effective February 1,
                         1994, between Columbia Gulf Transmission Company and Bluefield Gas Company

               10(y)(y)  Firm Transportation Agreement effective
                         December 31, 1998, between Phoenix Energy Sales Company and Bluefield Gas Company

               10(z)(z)* Agreement for Consulting Services effective
                         January 26, 1998, between Frank A. Farmer, Jr. and Roanoke Gas Company

            10(a)(a)(a)* Agreement for Consulting Services effective
                         January 26, 1998, between John H. Parrott and Roanoke Gas Company

            10(b)(b)(b)  Master Firm Purchase/Sale Agreement effective
                         November 1, 1999, between PG&E Energy Trading - Gas Corporation and Bluefield Gas Company

             10(c)(c)(c) First Amendment to the Master Firm
                         Purchase/Sale Agreement effective November 1, 1999, by and between Bluefield Gas Company and PG&E Energy Trading - Gas Corporation

             10(d)(d)(d) Master Firm Purchase/Sale Agreement effective
                         March 1, 1999, between PG&E Energy Trading - Gas Corporation and Roanoke Gas Company

             10(e)(e)(e) First Amendment to the Master Firm
                         Purchase/Sale Agreement effective October 20, 1999 by and between Roanoke Gas Company and PG&E Energy Trading
                         - Gas Corporation

                    13 1999 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

                   21    Subsidiaries of the Company

                  23(a)  Consent of Deloitte & Touche LLP

                  23(b)  Consent of KPMG LLP

                    27   Financial Data Schedule

                    * Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

              (b) Reports on Form 8-K:

                    None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                   RGC RESOURCES, INC.



                   By:  s/Roger L. Baumgardner        December 15, 1999
                        Roger L. Baumgardner                   Date
                        Vice President, Secretary and
                        Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

s/John B. Williamson, III December 15, 1999   President, Chief Executive Officer
John B. Williamson, III          Date           and Director


s/Roger L. Baumgardner    December 15, 1999   Vice President, Secretary and
Roger L. Baumgardner             Date           Treasurer (Principal Accounting
                                                Officer)


s/Lynn D. Avis            December 15, 1999   Director
Lynn D. Avis                     Date


s/Abney S. Boxley, III    December 15, 1999   Director
Abney S. Boxley, III             Date


s/Frank T. Ellett         December 15, 1999   Director
Frank T. Ellett                  Date


s/Frank A. Farmer, Jr.    December 15, 1999   Chairman of the Board, Director
Frank A. Farmer, Jr.             Date


s/Wilbur L. Hazlegrove    December 15, 1999   Director
Wilbur L. Hazlegrove             Date


s/J. Allen Layman         December 15, 1999   Director
J. Allen Layman                  Date


s/Thomas L. Robertson     December 15, 1999   Director
Thomas L. Robertson              Date


s/S. Frank Smith         December 15, 1999   Director
S. Frank Smith                   Date

                                  EXHIBIT INDEX

              Exhibit No.             Description

              2 Amended and Restated Agreement and Plan of Merger and Reorganization (incorporated by reference to Exhibit 2 to Form 8-K filed on July 2, 1999)

              3(a) Articles of Incorporation of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999.)

               3(b) Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999.)

               4(a) Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999.)

               4(b) Article I of the Bylaws of RGC Resources (included in Exhibit 3(b) hereto)

               4(c) Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

               10(a)     Firm Transportation Agreement between East
                         Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(b) Interruptible Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated July 1, 1991 (incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(c)     NTS Service Agreement between Columbia Gas
                         Transmission Corporation and Roanoke Gas Company dated October 25, 1994 (incorporated herein by reference to Exhibit 10(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(d)     SIT Service Agreement between Columbia Gas
                         Transmission Corporation and Roanoke Gas Company dated November 30, 1993 (incorporated herein by reference to Exhibit 10(d) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(e)     FSS Service Agreement between Columbia Gas
                         Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(f)     FTS Service Agreement between Columbia Gas
                         Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(g)     SST Service Agreement between Columbia Gas
                         Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(h)     ITS Service Agreement between Columbia Gas
                         Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(i) FTS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(j) ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(k) Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(l) Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(m)     Gas Storage Contract under rate schedule FS
                         (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(n)     Gas Storage Contract under rate schedule FS
                         (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(o) Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(p) Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(q) Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(r) Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(s) Certificate of Public Convenience and Necessity for Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(t) Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(u) Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(v) Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit 10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(w) Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

               10(x) Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

               10(y)* Consulting Agreement between Albert W. Buckley and Roanoke Gas Company dated February 20, 1992 (incorporated herein by reference to Exhibit 10(b)(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

               10(z)* Consulting Contract between A. Anson Jamison and Roanoke Gas Company dated March 27, 1990 (incorporated herein by reference to Exhibit 10(c)(c) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(a)(a)  Contract between Roanoke Gas Company and
                         Diversified Energy Services, Inc. dated December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(b)(b) Service Agreement between Bluefield Gas Company and Commonwealth Public Service Corporation dated January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(c)(c)* Retirement Payment Agreement between Arthur T.
                         Ellett and Roanoke Gas Company dated April 6, 1972 (incorporated herein by reference to Exhibit 10(g)(g) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

               10(d)(d)* Consulting Services Agreement between Edward C.
                         Dunbar and Roanoke Gas Company dated February 25, 1991 (incorporated herein by reference to Exhibit 10(h)(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

               10(e)(e)* Consultation Contract between Gordon C. Willis
                         and Roanoke Gas Company dated April 29, 1991
                         (incorporated herein by reference to Exhibit 10(I)(I) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

               10(f)(f)  Gas Storage Contract under rate schedule FS
                         (Market Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(g)(g)  FTS Service Agreement between Columbia Gas
                         Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(h)(h)  ITS Service Agreement between Columbia Gas
                         Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m)(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(i)(i)  FSS Service Agreement between Columbia Gas
                         Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(n)(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(j)(j)  SST Service Agreement between Columbia Gas
                         Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(o)(o) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(k)(k) FTS-1 Service Agreement between Columbia Gulf Transmission Company and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(p)(p) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

               10(l)(l)* RGC Resources Key Employee Stock Option Plan
                         (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999.)

               10(m)(m)* RGC Resources, Inc. Stock Bonus Plan

               10(n)(n)  Gas Franchise Agreement between the Town of
                         Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

               10(o)(o)  Gas Franchise Agreement between the City of
                         Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

               10(p)(p)  Gas Franchise Agreement between the City of
                         Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

               10(q)(q)* Consulting Agreement between W. Bolling Izard
                         and Roanoke Gas Company dated January 27, 1997

               10(r)(r)* RGC Resources, Inc. Restricted Stock Plan for
                         Outside Directors

               10(s)(s)  FTA Gas Transportation Agreement effective
                         November 1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company

               10(t)(t)  SST Service Agreement effective November 1,
                         1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company

               10(u)(u) FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company

               10(v)(v)  FTS Precedent Agreement effective August 7,
                         1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company

               10(w)(w)  Firm Storage Service Agreement effective March
                         19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company

               10(x)(x)  FTS-2 Service Agreement effective February 1,
                         1994, between Columbia Gulf Transmission Company and Bluefield Gas Company

               10(y)(y)  Firm Transportation Agreement effective
                         December 31, 1998, between Phoenix Energy Sales Company and Bluefield Gas Company

               10(z)(z)* Agreement for Consulting Services effective
                         January 26, 1998, between Frank A. Farmer, Jr. and Roanoke Gas Company

            10(a)(a)(a)* Agreement for Consulting Services effective
                         January 26, 1998, between John H. Parrott and Roanoke Gas Company

             10(b)(b)(b) Master Firm Purchase/Sale Agreement effective
                         November 1, 1999, between PG&E Energy Trading - Gas Corporation and Bluefield Gas Company

             10(c)(c)(c) First Amendment to the Master Firm
                         Purchase/Sale Agreement effective November 1, 1999, by and between Bluefield Gas Company and PG&E Energy Trading - Gas Corporation

             10(d)(d)(d) Master Firm Purchase/Sale Agreement effective
                         March 1, 1999, between PG&E Energy Trading - Gas Corporation and Roanoke Gas Company

             10(e)(e)(e) First Amendment to the Master Firm
                         Purchase/Sale Agreement effective October 20, 1999 by and between Roanoke Gas Company and PG&E Energy Trading
                         - Gas Corporation

                    13 1999 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

                   21    Subsidiaries of the Company

                  23(a)  Consent of Deloitte & Touche LLP

                  23(b)  Consent of KPMG LLP

                    27   Financial Data Schedule

                    * Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).