Form 10-Q
period 1999-12-31
RGC RESOURCES INC
filed 2000-02-09
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                  December 31, 1999

Commission File Number              000-26591


                               RGC Resources, Inc.
                       (Successor to Roanoke Gas Company)
-------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

                      VIRGINIA                       54-1909697
-------------------------------------------------------------------------------
           (State or Other Jurisdiction of         (I.R.S. Employer
            Incorporation or Organization)         Identification No.)

           519 Kimball Ave., N.E., Roanoke, VA          24016
-------------------------------------------------------------------------------
          (Address of Principal Executive Offices)    (Zip Code)

                                 (540) 777-4427
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                      None
-------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                        Outstanding at December 31, 1999
--------------------------             --------------------------------
Common Stock, $5 Par Value                         1,838,161



RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

UNAUDITED

                                                      December 31,          September 30,
ASSETS                                                    1999                   1999
======                                              -----------------       ----------------


UTILITY PLANT:
Utility Plant in Service                                $75,700,706            $74,710,899
Accumulated Depreciation                                (27,095,025)           (26,499,546)
                                                    -----------------       ----------------

Utility Plant in Service, Net                            48,605,681             48,211,353
Construction Work-In-Progress                             1,201,729              1,425,918
                                                    -----------------       ----------------

Utility Plant, Net                                       49,807,410             49,637,271
                                                    -----------------       ----------------


NONUTILITY PROPERTY:
Propane                                                  14,627,992             13,463,990
Accumulated Depreciation                                 (4,240,764)            (3,984,241)
                                                    -----------------       ----------------

Nonutility Property, Net                                 10,387,228              9,479,749
                                                    -----------------       ----------------

CURRENT ASSETS:
Cash and Cash Equivalents                                   714,083                139,501
Accounts Receivable - (Less Allowance for
  Uncollectibles of $451,180 and $229,238,
  Respectively)                                          11,593,263              6,306,117
Inventories                                               7,042,405              8,363,199
Prepaid Income Taxes                                              0                430,992
Deferred Income Taxes                                     2,133,275              1,962,448
Other                                                       649,332                572,154
                                                    -----------------       ----------------

Total Current Assets                                     22,132,358             17,774,411
                                                    -----------------       ----------------


OTHER ASSETS                                                875,674                898,551
                                                    -----------------       ----------------


TOTAL                                                   $83,202,670            $77,789,982
                                                    =================       ================




See condensed notes to condensed consolidated financial statements.
------------------------------------------------------------------------------


RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

UNAUDITED
                                                          December 31,               September 30,
LIABILITIES                                                   1999                       1999
===========                                             -----------------           ---------------

CAPITALIZATION:
Stockholders' Equity:
   Common Stock - $5 Par Value; Authorized,
     10,000,000 Shares; Issued and Outstanding
     1,838,161, and 1,832,771 Shares, Respectively            $9,190,805                $9,163,855
   Preferred Stock - no par; Authorized
     5,000,000 Shares; 0 Shares Issued                                 0                         0
   Capital in Excess of Par Value                              9,576,794                 9,489,551
   Retained Earnings                                          10,148,718                 9,501,517
                                                        -----------------           ---------------

Total Stockholders' Equity                                    28,916,317                28,154,923

Long-Term Debt (Less Current Maturities)                      23,330,266                23,336,614
                                                        -----------------           ---------------

Total Capitalization                                          52,246,583                51,491,537
                                                        -----------------           ---------------


CURRENT LIABILITIES:
Current Maturities of Long-Term Debt                              24,723                    24,282
Borrowings under Lines of Credit                              10,607,000                 6,363,000
Dividends Payable                                                511,965                   495,055
Accounts Payable                                               8,356,103                 9,206,173
Income Taxes Payable                                             567,654                         0
Customers' Deposits                                              609,220                   546,364
Accrued Expenses                                               4,354,161                 4,605,376
Refunds From Suppliers - Due Customers                           290,603                    26,062
Overrecovery of Gas Costs                                      1,457,494                   684,155
                                                        -----------------           ---------------

Total Current Liabilities                                     26,778,923                21,950,467
                                                        -----------------           ---------------


DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred Income Taxes                                          3,773,290                 3,934,489
Deferred Investment Tax Credits                                  403,874                   413,489
                                                        -----------------           ---------------

Total Deferred Credits and Other Liabilities                   4,177,164                 4,347,978
                                                        -----------------           ---------------


TOTAL                                                        $83,202,670               $77,789,982
                                                        =================           ===============



See condensed notes to condensed consolidated financial statements.
-------------------------------------------------------------------------------


RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE THREE-MONTH PERIODS
ENDED DECEMBER 31, 1999 AND 1998
----------------------------------------------------------------------------------------

UNAUDITED
                                                  Three Months Ended
                                                      December 31,
                                                 1999            1998
                                            --------------  ---------------
OPERATING REVENUES:
  Gas utilities                               $15,277,606     $14,029,259
  Propane operations                            3,142,087       2,414,933
                                            --------------  ---------------
Total operating revenues                       18,419,693      16,444,192
                                            --------------  ---------------

COST OF GAS:
  Gas utilities                                 9,613,596       8,721,647
  Propane operations                            1,492,873       1,101,766
                                            --------------  ---------------
Total cost of gas                              11,106,469       9,823,413
                                            --------------  ---------------

OPERATING MARGIN                                7,313,224       6,620,779
                                            --------------  ---------------

OTHER OPERATING EXPENSES:
  Gas utilities:
    Other operations                            1,963,382       1,960,828
    Maintenance                                   306,467         308,721
    Taxes - general                               691,668         624,596
    Taxes - income                                480,482         405,254
    Depreciation and amortization                 814,894         753,718
 Propane operations (including taxes
    - income of $160,787 and $109,644,
    respectively)                               1,310,074       1,122,948
                                            --------------  ---------------

Total other operating expenses                  5,566,967       5,176,065
                                            --------------  ---------------

OPERATING EARNINGS                              1,746,257       1,444,714
                                            --------------  ---------------

OTHER INCOME (DEDUCTIONS):
    Gas Utilities, net                             45,165          29,773
    Propane and other operations, net              (3,180)         39,666
    Taxes - income                                (15,212)        (10,449)
                                            --------------  ---------------
Total other income                                 26,773          58,990
                                            --------------  ---------------

EARNINGS BEFORE INTEREST CHARGES                1,773,030       1,503,704
                                            --------------  ---------------

INTEREST CHARGES:
  Gas utilities:
    Long-term debt                                395,025         392,160
    Other interest                                119,407          94,960
  Propane operations                               99,433          59,825
                                            --------------  ---------------
  Total interest charges                          613,865         546,945
                                            --------------  ---------------

NET EARNINGS                                   $1,159,165        $956,759
                                            ==============  ===============

BASIC AND DILUTED EARNINGS PER COMMON SHARE         $0.63           $0.53
                                            ==============  ===============


See condensed notes to condensed consolidated financial statements.
-----------------------------------------------------------------------------


RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS
ENDED DECEMBER 31, 1999 AND 1998
----------------------------------------------------------------------------------

UNAUDITED
                                                       Three Months Ended
                                                         December 31,
                                                      1999           1998
                                                  -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                        $1,159,165      $956,759
Adjustments to reconcile net earnings to net cash
  (used in) operating activities:
  Depreciation and amortization                      1,150,414     1,016,342
  Loss (Gain) on disposal of property                   16,280        (1,652)
  Deferred taxes and investment tax credits           (341,640)     (201,822)
  Changes in assets and liabilities which used
    cash, exclusive of changes and noncash
    transactions shown separately                   (3,022,556)   (4,297,501)
                                                  -------------  ------------
      Net cash used in operating activities         (1,038,337)   (2,527,874)
                                                  -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property  (2,245,863)   (2,785,282)
Cost of removal of utility plant, net                   (4,890)      (10,834)
Proceeds from sales of assets                            6,441        15,509
                                                  -------------  ------------
      Net cash used in investing activities         (2,244,312)   (2,780,607)
                                                  -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt and capital leases         (5,907)            0
Net borrowings under lines of credit                 4,244,000     5,590,000
Cash dividends paid                                   (495,055)     (476,140)
Proceeds from issuance of stock                        114,193       174,499
      Net cash provided by financing
        activities                                   3,857,231     5,288,359
                                                   -------------  ------------

NET INCREASE (DECREASE) IN CASH  AND
  CASH EQUIVALENTS                                     574,582       (20,122)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                  139,501        84,037
                                                  -------------  ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                       $714,083       $63,915
                                                  =============  ============

SUPPLEMENTAL INFORMATION:
Interest paid                                         $925,392      $890,153
Income taxes refunded, net                               $(525)      $(8,346)




See condensed notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
-------------------------------------------------
UNAUDITED
---------

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1999 and September 30, 1999, and the results of its operations and its cash flows for the three months ended December 31, 1999 and 1998. The results of operations for the three months ended December 31, 1999 are not indicative of the results to be expected for the fiscal year ending September 30, 2000.

2. The condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.

3. Quarterly earnings are affected by the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.

4. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. The Company has entered from time to time into arrangements for hedging the price of natural gas and propane gas for the purpose of providing price stability during the winter months. The Company has not fully analyzed the impact of the provisions of FAS No. 133 on the Company's financial statements.

5. Effective January 14, 2000, the Company acquired Cox Heating and Cooling, Inc., a provider of sales, installation and service for heating, ventilation and air conditioning equipment in West Virginia. The acquisition was accounted for by the purchase method of accounting with a total purchase price of approximately $985,000 in stock and cash, with an additional earn out provision.

6. Earnings per common share are based on the weighted average number of shares outstanding during each period (1,835,972 and 1,800,690 for the three-month periods

RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
-------------------------------------------------
UNAUDITED
---------

     ended December 31, 1999 and 1998, respectively) and the weighted average number of shares outstanding assuming dilution (1,841,890 and 1,803,582 for the three-month periods ended December 31, 1999 and 1998, respectively). The difference between the weighted average number of shares for the calculation of basic and diluted earnings per share relates to the dilutive effect associated with the assumed issuance of stock options as calculated using the Treasury Stock method.

7. Both Roanoke Gas Company and Bluefield Gas Company, subsidiaries of RGC Resources, Inc., operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. The extent of contaminants at these sites, if any, is unknown at this time. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognized the Company's right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company's financial condition or results of operations.

RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Results of Operations and Financial Condition

Consolidated net earnings for the three-month period ended December 31, 1999 was $1,159,165 compared to $956,759 for the same period last year.

The operating margin increased $692,445, or 10.5 percent, in the current quarter from the same period last year. Temperatures averaged 16 percent warmer than normal during the quarter, yet the current quarter was still slightly colder than the same period last year. Natural gas margins increased $356,398, or 6.7 percent, on increased volumes of 147,837 dekatherms. Approximately half of the margin increase resulted from increases in customer base charges implemented with new rates placed into effect in March 1999 with the remainder of the increase coming from higher sales volumes. Propane margins increased $336,047, or 25.6 percent, on 285,571 gallons more in sales. Customer growth continues to fuel the increase in propane sales with total propane customers increasing by 16 percent over the same quarter last year.

Other operations expenses and maintenance expenses for the current quarter were comparable to the same period last year. General taxes increased 10.7 percent from last year as revenue-sensitive taxes followed a 9 percent increase in natural gas revenues. Capital expenditures for adding new customers to the natural gas distribution system and renewing older facilities have increased depreciation expense over last year's levels. Propane operations reflected an increase in expenses of $187,126, or 16.6 percent with increases in depreciation and property taxes resulting from the continued growth in customers in the Company's propane subsidiary, increases in delivery costs related to the delivery of more propane gallons and higher income taxes related to greater pretax income generated from propane operations. Interest charges increased as the Company's average total debt position rose to finance growth in the propane operations and the Company's renewal program in the natural gas operations.

The three-month earnings presented herein should not be considered as reflective of the Company's consolidated financial results for the fiscal year ending September 30, 2000. The total revenues during the first three months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings depends primarily on temperature and weather conditions during the remaining winter months. Furthermore, as the warm weather has significantly impacted the first quarter's results of operations for a second consecutive year, management is implementing an expense reduction program over the remaining nine months. This plan is similar to the austerity plan implemented last year as a result of the warm winter. All nonessential expense budgets have been reduced with a strong emphasis on using expense reductions to help offset the impact of weather. Critical operations and safety will remain a top priority.

RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Regulatory Affairs

The Virginia State Corporation Commission authorized Roanoke Gas Company to convert its billing method from volumetric to thermal value billing beginning in October 1999. Therm billing has become the standard throughout the natural gas industry because it provides consistent billing units as gas flows from the production well to the individual customer's meter. Therm billing allows Roanoke Gas Company to bill customers for the energy value consumed and helps to eliminate fluctuations caused by the chemical makeup of the gas supply. As a result of the change to therm billing for Roanoke Gas Company, RGC Resources, Inc. began reporting natural gas sales and purchases activities in dekatherms
(DTH). All prior year sales data has been restated from MCFs to DTHs for purposes of providing comparability between years.

Acquisitions

Effective January 14, 2000, RGC Resources, through its wholly-owned subsidiary RGC Ventures, Inc., acquired Cox Heating and Cooling, Inc., a provider of sales, installation and service for heating, ventilation and air conditioning equipment in West Virginia. The newly acquired entity will do business as Highland/Cox Heating and Cooling. The acquisition will be accounted for by the purchase method of accounting with a total purchase price of approximately $985,000 in stock and cash, with an additional earn out provision.

Year 2000

RGC Resources, Inc. successfully made the transition to the Year 2000 with no Y2K system problems. The advanced preparation performed in identifying all of the Company's critical systems allowed for the testing of the systems and remediation of any non-compliance problems. Through the end of December 1999, the Company has spent approximately $100,000 on Year 2000 remediation activities.

Environmental Issues

Both Roanoke Gas Company and Bluefield Gas Company, subsidiaries of RGC Resources, Inc., operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. The extent of contaminants at these sites, if any, is unknown at this time. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognized

RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

the Company's right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company's financial condition or results of operations.

Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: (i) frozen rates in both regulated jurisdictions; (ii) earning on a consistent basis an adequate return on invested capital; (iii) increasing expenses and labor costs and availability; (iv) price competition from alternate fuels; (v) volatility in the price of natural gas and propane;
(vi) uncertainty in the projected rate of growth of natural gas and propane requirements in the Company's service area; (vii) general economic conditions both locally and nationally; and (viii) developments in electricity and natural gas deregulation and associated industry restructuring. In addition, the Company's business is seasonal in character and strongly influenced by weather conditions. Extreme changes in winter heating degree days from the normal or mean can have significant short-term impacts on revenues and gross margin.

                           Part II - Other Information

Item 2.   Changes in Securities.

          Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the "Restricted Stock Plan"), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions ("restricted stock"). A participant can, subject to approval of the Board, elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company's common stock on the Nasdaq- NMS on the first day of the month. The shares of restricted stock are issued in reliance on section 3(a)(11) and section 4(2) exemptions under the Securities Act of 1993 (the "Act") and will vest only in the case of the participant's death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company by the participant's voluntary resignation during his term on the Board or removal for cause as a director. During the quarter ended December 31, 1999, the Company issued a total of 389 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

                Investment Date      Price            Number of Shares
                ---------------      -----            ----------------
                    10-1-99         $20.062                  131
                    11-1-99         $21.395                  131
                    12-1-99         $21.313                  127


Item 6.   Exhibits and Report on Form 8-K.

               (a)    Exhibits

                      Exhibits 27 - Financial Data Schedule

               (b)    Reports on Form 8-K

                      There were no reports on Form 8-K filed for the three months ended December 31, 1999.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RGC Resources, Inc.


Date:   February 9, 2000           By: s/Roger L. Baumgardner
                                        -------------------------
                                          Roger L. Baumgardner
                                          Vice President/Secretary and Treasurer