Form 10-Q
period 2000-03-31
RGC RESOURCES INC
filed 2000-05-12
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     March 31, 2000

Commission File Number  000-26591


                               RGC Resources, Inc.
-------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


                   VIRGINIA                         54-1909697
-------------------------------------------------------------------------------
           (State or Other Jurisdiction of       (I.R.S. Employer
            Incorporation or Organization)        Identification No.)


         519 Kimball Ave., N.E., Roanoke, VA        24016
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


         Class                                 Outstanding at March 31, 2000
--------------------------------              -------------------------------
Common Stock, $5 Par Value                                 1,868,498



RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

UNAUDITED
---------
                                                             March 31,         September 30,
ASSETS                                                         2000                 1999
------                                                     -------------       --------------

UTILITY PLANT:
Utility Plant in Service                                     $76,617,369          $74,710,899
Accumulated Depreciation                                     (27,638,450)         (26,499,546)
                                                           -------------       --------------

Utility Plant in Service, Net                                 48,978,919           48,211,353
Construction Work-In-Progress                                  1,344,366            1,425,918
                                                           -------------       --------------

Utility Plant, Net                                            50,323,285           49,637,271
                                                           -------------       --------------


NONUTILITY PROPERTY:
Nonutility Plant, net                                         15,799,112           13,463,990
Accumulated Depreciation                                      (4,543,619)          (3,984,241)
                                                           -------------       --------------

Nonutility Property, Net                                      11,255,493            9,479,749
                                                           -------------       --------------

CURRENT ASSETS:
Cash and Cash Equivalents                                        218,837              139,501
Accounts Receivable - (Less Allowance for Uncollectibles
  of $727,282 and $202,652, Respectively)                     11,565,267            6,306,117
Inventories                                                    3,374,175            8,363,199
Prepaid Income Taxes                                                   -              430,992
Deferred Income Taxes                                          2,803,068            1,962,448
Purchased Gas Adjustments                                              -                    -
Other                                                            518,761              572,154
                                                           -------------       --------------

Total Current Assets                                          18,480,108           17,774,411
                                                           -------------       --------------


OTHER ASSETS                                                   1,504,469              898,551
                                                           -------------       --------------


TOTAL                                                        $81,563,355          $77,789,982
                                                           =============       ==============






See notes to condensed consolidated financial statements.
-------------------------------------------------------------------------------





RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------

UNAUDITED
---------
                                                              March 31,         September 30,
LIABILITIES                                                     2000                 1999
-----------                                                 -------------       --------------


CAPITALIZATION:
Stockholders' Equity:
  Common Stock, $5  Par Value; Authorized,
    10,000,000 Shares; Issued and Outstanding 1,868,498
    and 1,832,771 Shares, Respectively                       $  9,342,490         $  9,163,855
  Preferred Stock, no par, Authorized, 5,000,000 shares;
    0 shares Issued and Outstanding in both 2000 and 1999               -                    -
   Capital in Excess of Par Value                              10,081,881            9,489,551
   Retained Earnings                                           12,298,112            9,501,517
                                                            -------------       --------------

Total Stockholders' Equity                                     31,722,483           28,154,923

Long-Term Debt (Less Current Maturities)                       23,323,802           23,336,614
                                                            -------------       --------------

Total Capitalization                                           55,046,285           51,491,537
                                                            -------------       --------------


CURRENT LIABILITIES:
Current Maturities of Long-Term Debt                               25,171               24,282
Notes Payable                                                   6,210,000            6,363,000
Dividends Payable                                                 514,312              495,055
Accounts Payable                                                6,222,305            9,206,173
Income Taxes Payable                                            1,940,719                    -
Customers' Deposits                                               617,219              546,364
Accrued Expenses                                                3,811,569            4,605,376
Refunds From Suppliers - Due Customers                            295,941               26,062
Purchased Gas Adjustments                                       2,454,663              684,155
                                                            -------------       --------------

Total Current Liabilities                                      22,091,899           21,950,467
                                                            -------------       --------------


DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred Income Taxes                                           4,030,912            3,934,489
Deferred Investment Tax Credits                                   394,259              413,489
                                                            -------------       --------------

Total Deferred Credits and Other Liabilities                    4,425,171            4,347,978
                                                            -------------       --------------


TOTAL                                                         $81,563,355          $77,789,982
                                                            =============       ==============


See notes to condensed consolidated financial statements.
--------------------------------------------------------------------




RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE THREE-MONTH AND SIX-MONTH PERIODS
ENDED MARCH 31, 2000 AND 1999
---------------------------------------------------------------------------------------------

UNAUDITED
---------                                Three Months Ended             Six Months Ended
                                             March 31,                     March 31,
                                         2000          1999            2000          1999
                                     ------------   -----------    ------------  ------------
OPERATING REVENUES:
  Gas utilities                       $20,980,798   $19,092,546     $36,258,404   $33,121,805
  Propane operations                    5,140,888     3,935,263       8,282,975     6,350,196
                                     ------------   -----------    ------------  ------------
Total operating revenues               26,121,686    23,027,809      44,541,379    39,472,001
                                     ------------   -----------    ------------  ------------

COST OF GAS:
  Gas utilities                        13,740,905    12,042,015      23,354,501    20,763,662
  Propane operations                    2,600,649     1,695,103       4,093,522     2,796,869
                                     ------------   -----------    ------------  ------------
Total cost of gas                      16,341,554    13,737,118      27,448,023    23,560,531
                                     ------------   -----------    ------------  ------------

OPERATING MARGIN                        9,780,132     9,290,691      17,093,356    15,911,470
                                     ------------   -----------    ------------  ------------

OTHER OPERATING EXPENSES:
  Gas utilities:
    Other operations                    1,941,248     1,767,255       3,904,630     3,728,083
    Maintenance                           269,113       183,067         575,580       491,788
    Taxes - general                       812,730       772,998       1,504,398     1,397,594
    Taxes - income                      1,013,290     1,071,466       1,493,772     1,476,720
    Depreciation and amortization         814,894       767,390       1,629,788     1,521,108
  Propane operations (including taxes -
    income of $448,618, $416,342,
    $609,405 and $525,986,
    respectively)                       1,684,795     1,525,555       2,994,869     2,648,503
                                     ------------   -----------    ------------  ------------

Total other operating expenses          6,536,070     6,087,731      12,103,037    11,263,796
                                     ------------   -----------    ------------  ------------

OPERATING EARNINGS                      3,244,062     3,202,960       4,990,319     4,647,674
                                     ------------   -----------    ------------  ------------

OTHER INCOME (DEDUCTIONS):
  Gas utilities                            18,540         3,299          63,705        33,072
  Propane and other operations, net        32,827        21,086          29,647        60,752
  Taxes - income                          (18,899)       (3,293)        (34,111)      (13,742)
                                     ------------   -----------    ------------  ------------
Total other income and deductions          32,468        21,092          59,241        80,082
                                     ------------   -----------    ------------  ------------

EARNINGS BEFORE INTEREST CHARGES        3,276,530     3,224,052       5,049,560     4,727,756
                                     ------------   -----------    ------------  ------------

INTEREST CHARGES:
  Gas utilities:
    Long-term debt                        394,623       391,635         789,648       783,795
    Other interest                         92,828        72,446         212,235       167,406
  Propane operations                      125,372        69,034         224,805       128,859
                                     ------------   -----------    ------------  ------------
Total interest charges                    612,823       533,115       1,226,688     1,080,060
                                     ------------   -----------    ------------  ------------

NET EARNINGS                           $2,663,707    $2,690,937      $3,822,872    $3,647,696
                                     ============   ===========    ============  ============

BASIC EARNINGS PER COMMON SHARE             $1.43         $1.49           $2.07         $2.02
                                     ============   ===========    ============  ============

DILUTED EARNINGS PER COMMON SHARE           $1.42         $1.48           $2.06         $2.02
                                     ============   ===========    ============  ============

See notes to condensed consolidated financial statements.
-------------------------------------------------------------------





RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH AND SIX-MONTH
PERIODS ENDED MARCH 31, 2000 AND 1999
------------------------------------------------------------------------------ ---- ----------------- --------------

UNAUDITED
---------                                                 Three Months Ended                     Six Months Ended
                                                              March 31,                             March 31,
                                                        2000              1999                2000              1999
                                                   --------------    --------------      --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                      $     2,663,707   $    2,690,937      $    3,822,872    $    3,647,696
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation and amortization                        1,158,071        1,029,871           2,308,485         2,046,213
   (Gain) loss on disposal of property                        970             (857)             17,250            (2,509)
   Deferred taxes and investment tax credits             (421,787)        (528,343)           (763,427)         (730,165)
   Changes in assets and liabilities which
     provided cash, exclusive of changes and
     noncash transactions shown separately              3,411,766        5,524,480             389,210         1,226,979
                                                   --------------    --------------      --------------    --------------
       Net cash provided by operating activities        6,812,727        8,716,088           5,774,390         6,188,214
                                                   --------------    --------------      --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to utility plant and nonutility property     (2,062,787)      (1,965,933)         (4,308,650)       (4,751,215)
Cost of removal of utility plant, net                     (14,230)         (19,376)            (19,120)          (30,210)
Proceeds from disposal of equipment                        12,061            6,300              18,502            21,809
                                                   --------------    --------------      --------------    --------------
       Net cash used in investing activities           (2,064,956)      (1,979,009)         (4,309,268)       (4,759,616)
                                                   --------------    --------------      --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt and capital leases          (512,599)               -            (518,506)                -
Net repayments under lines of credit                   (4,397,000)      (5,961,000)           (153,000)         (371,000)
Cash dividends paid                                      (511,965)        (487,353)         (1,007,020)         (963,493)
Proceeds from issuance of stock                           178,547          193,979             292,740           368,478
                                                   --------------    --------------      --------------    --------------
       Net cash used in financing activities           (5,243,017)      (6,254,374)         (1,385,786)         (966,015)
                                                   --------------    --------------      --------------    --------------

NET INCREASE (DECREASE) IN CASH  AND CASH
   EQUIVALENTS                                           (495,246)         482,705              79,336           462,583

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                    714,083           63,915             139,501            84,037
                                                   --------------    --------------      --------------    --------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $       218,837   $      546,620      $      218,837    $      546,620
                                                   ==============    ==============      ==============    ==============


SUPPLEMENTAL INFORMATION:
Interest paid                                     $       491,304   $      170,011      $    1,416,696    $    1,060,164
Income taxes paid (refunded), net                 $       529,530   $     (100,613)     $      529,005    $     (108,959)

NONCASH TRANSACTIONS:
A capital lease obligation of $170,510 was incurred when the Company entered into an equipment lease in February 1999.

The assets of a heating and air conditioning company were acquired in exchange for 22,243 shares of stock valued at $478,225 in January 2000. Subsequent to the acquisition, the Company retired $506,583 in debt associated with the heating and air conditioning company

See notes to condensed consolidated financial statements.
-------------------------------------------------------------------------------

RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly RGC Resources, Inc.'s financial position as of March 31, 2000 and September 30, 1999, and the results of its operations and its cash flows for the three and six months ended March 31, 2000 and 1999. The results of operations for the six months ended March 31, 2000 are not indicative of the results to be expected for the fiscal year ending September 30, 2000.

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

5. On January 14, 2000, the Company acquired Cox Heating and Cooling, Incorporated, a provider of sales, installation and service for heating, ventilation and air conditioning equipment in West Virginia. The acquisition was accounted for by the purchase method of accounting with a total purchase price of approximately $985,000 in stock and cash, with an additional earn out provision. Goodwill will be amortized over a 15 year period.

6. Earnings per common share are based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding for the three-month and six-month periods ended March 31, 2000 were 1,864,579 and 1,850,197 compared to 1,809,707 and 1,805,149 for the same periods last year. The weighted average number of shares outstanding assuming dilution were 1,870,731 and 1,856,377 for the three-month and six-month periods ended March 31, 2000 compared to 1,813,547 and 1,808,522 for the same periods last year. The difference between the weighted average number of shares for the calculation of basic and diluted earnings per share relates to the dilutive effect associated with the assumed issuance of stock options as calculated using the Treasury Stock method.

7. Both Roanoke Gas Company and Bluefield Gas Company, subsidiaries of RGC Resources, Inc., operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. The extent of contaminants at these sites, if any, is unknown at this time. An analysis

RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------

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

RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------
OPERATIONS
----------

Results of Operations

Consolidated net earnings for the three-month period and six-month periods ended March 31, 2000 were $2,663,707 and $3,822,872, respectively, compared to $2,690,937 and $3,647,696 for the same period last year.

Total operating margin for the three months ended March 31, 2000 increased $489,441, or 5.3 percent, over the same period last year due to increases in base charges for natural gas customers and additional propane deliveries. Total natural gas deliveries increased by 27,957 dekatherms ("DTH"), or less than 1 percent on weather that was approximately 5 percent warmer than the same period last year. Most of the natural gas margin increase resulted from the increase in customer base charges implemented last year as a result of the last rate filing for Roanoke Gas Company. Propane deliveries increased by 159,748 gallons, or approximately 4 percent, mainly due to customer growth. Propane deliveries were impacted by an approximately 47 percent increase in the average price of propane for the quarter. Propane prices have mirrored the price volatility of the gasoline market, resulting in reduced demand during the period. Total propane customer base is approximately 16 percent higher than last March. Two warm winters have significantly affected the Company's margin: the quarter ended March 31, 2000 was 11.6 percent warmer than normal, and the same quarter last year was 6.2 percent warmer than normal.

Other operations expenses for the current quarter increased $173,993 from the same period last year as the Company incurred higher contractor charges for its gas pipeline location services and increased labor costs as a result of the Company's reorganization last year and current diversification efforts. Furthermore, maintenance expenses increased $86,046 as pipeline and system maintenance returned to a more normal pattern after last year's reductions of all nonessential maintenance and a focus on replacement instead of repair. Maintenance activities still remain below normal levels as a result of the continuing trend of warmer than normal winters, but safety issues continue to receive full and complete attention. General taxes increased for the current quarter compared to the same period last year with most of the increase attributed to increases in the revenue-sensitive gross receipts taxes. Gas utility revenues grew nearly 10 percent as a result of higher gas costs. Continued growth in the Company's utility property, related to the addition of new customers to the distribution system and the Company's renewal program for replacement of older facilities, have increased depreciation expense over last year's levels. Propane operations expense increased by $159,240 over the same period last year due to depreciation, bad debt reserves and income taxes. Gross propane plant increased nearly 22 percent leading to the increase in depreciation, while a 30 percent increase in gross propane revenues resulted in a corresponding increase in bad debt reserves. The increase in income taxes follows the $145,000 increase in pretax income for the quarter. Interest charges increased $79,708 from the same period last year due to an increase of nearly $3,000,000 in the Company's average daily debt balance and a slight increase in the average interest rates. The higher average debt balance resulted from growth in both the utility and non-utility plant assets and the recent acquisition of Cox Heating and Cooling, Incorporated, discussed in more detail below.

For the six-month period ended March 31, 2000, total operating margin increased $1,181,886 or 7.4 percent, from the same period last year. The natural gas margin increased $545,760 as natural gas deliveries grew by 176,330 DTH, or 2.3 percent, from the same period last year, on weather that was 2.7 percent warmer. The remainder of the natural gas increase derived from the increase in customer base charges as discussed above. During the same period, propane margins increased $636,126 on 445,319 additional gallons, or 6.8 percent. An increase in the average unit margin realized on propane sales accounted for the remainder of the higher propane margin.

RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------
OPERATIONS
----------

For the six-month period ended March 31, 2000, other operations and maintenance expenses increased $260,339 from the same period last year. These increases occurred in the second quarter and are discussed above. General taxes increased $106,804 from the same period last year as revenue-sensitive taxes increased on higher natural gas revenues and property taxes increased on greater utility plant balances. Likewise, depreciation increased $108,680 on the greater utility plant balances. Propane operations expense increased by $346,366 compared to the same period last year. The increase in propane operations expense corresponds to increases in depreciation, bad debt expense and income taxes as discussed in the above quarterly results. Interest charges for the six-month period ended March 31, 2000 as compared to the same period last year, are consistent with differences defined above for the quarter.

The six-month earnings presented herein should not be considered as reflective of the Company's consolidated financial results for the fiscal year ending September 30, 2000. The total revenues during the first six months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings depends primarily on temperature and weather conditions during the remaining months.

Regulatory Affairs

The Virginia State Corporation Commission authorized Roanoke Gas Company to convert its billing method from volumetric to thermal value billing beginning in October 1999. Therm billing has become the standard throughout the natural gas industry because it provides consistent billing units as gas flows from the production well to the individual customer's meter. Therm billing allows Roanoke Gas Company to bill customers for the energy value consumed and helps to eliminate fluctuations caused by the chemical makeup of the gas supply. As a result of the change to therm billing for Roanoke Gas Company, RGC Resources, Inc. began reporting natural gas sales and purchases activities in DTH. All prior year sales data has been restated from MCFs to DTHs for purposes of providing comparability between years.

Acquisitions

On January 14, 2000, RGC Resources, Inc., through its wholly owned subsidiary RGC Ventures, Inc., acquired Cox Heating and Cooling, Incorporated, a provider of sales, installation and service for heating, ventilation and air conditioning equipment in West Virginia. The newly-acquired entity will do business as Highland/Cox Heating and Cooling, Incorporated. The acquisition will be accounted for by the purchase method of accounting with a total purchase price of approximately $985,000 in stock and cash, with an additional earn out provision. Goodwill will be amortized over a 15 year period.

RGC Resources, Inc. continues to look for new business opportunities either through acquisition of existing businesses or the start-up of new operations which will fit into the Company's core business of energy distribution or serve to complement the Company's core business and provide diversification into other areas which are less weather sensitive.

RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------
OPERATIONS
----------

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

Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following ones: (i) temporary rate freezes in both regulated jurisdictions; (ii) failure to earn on a consistent basis an adequate return on invested capital; (iii) increasing expenses and labor costs and labor availability; (iv) price competition from alternative fuels; (v) volatility in the prices of natural gas and propane; (vi) uncertainty in the projected rate of growth of natural gas and propane requirements in the Company's service area;
(vii) general economic conditions both locally and nationally; (viii) increases in interest rates; and (ix) developments in electricity and natural gas deregulation and associated industry restructuring. In addition, the Company's business is seasonal in character and strongly influenced by weather conditions. Substantial changes in winter heating degree days from normal or mean can have significant short-term impacts on revenues and gross margin.

                           Part II - Other Information

Item 2. Changes in Securities

        Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the "Restricted Stock Plan"), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions ("restricted stock"). A participant can, subject to approval of the Board, elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company's common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on Section 3(a)(11) and
        Section 4(2) exemptions under the Securities Act of 1993 (the "Act") and will vest only in the case of the participant's death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company by the participant's voluntary resignation during his term on the Board or removal for cause as a director. During the quarter ended March 31, 2000, the Company issued a total of 367 shares of restricted stock pursuant to the Restricted Stock Plan as follows:


          Investment Date                Price                 Number of Shares
          ---------------                -----                 ----------------
             1-1-2000                   $22.000                     127.272
             2-1-2000                   $22.500                     115.555
             3-1-2000                   $21.000                     123.812

        On March 1, 2000, the Company issued 417.179 shares of its common stock as bonuses to certain employees and management personnel as rewards for perfect attendance and performance. The 417.179 shares were not issued in a transaction constituting a "sale" within the meaning of Section 2(3) of the Act.

Item 4. Submission of Matters to a vote of Security Holders

        On January 24, 2000, the Company held its Annual Meeting of Shareholders. At the meeting, Frank T. Ellett and Frank A. Farmer, Jr. were each reelected as Class C directors until the Annual Meeting of Shareholders to be held in 2003. For the Class C directors, 1,463,728 votes were cast in favor, and 6,054 votes were withheld. There were no broker non-votes.

        The shareholders also approved an amendment to the RGC Resources, Inc. Key Employee Stock Option Plan increasing the number of shares of common stock authorized for issuance by 50,000 shares. 1,400,814 votes were cast in favor, 46,802 were voted against, and 22,165 abstained. There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               Exhibit 27 - Financial Data Schedule

        (b)    Reports on Form 8-K

               There were no reports on Form 8-K filed for the three months ended March 31, 2000.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                            RGC Resources, Inc.


Date: May 12, 2000                         By: s/Roger L. Baumgardner
                                                ---------------------------
                                                  Roger L. Baumgardner
                                                  Vice President/Secretary and
                                                    Treasurer