Form 10-Q
period 2000-06-30
RGC RESOURCES INC
filed 2000-08-11
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     June 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


         Class                                 Outstanding at June 30, 2000
--------------------------------              -------------------------------
Common Stock, $5 Par Value                                 1,875,578



RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------

UNAUDITED

                                                   June 30,          September 30,
ASSETS                                               2000                 1999
------                                            -----------        --------------

Current Assets:
  Cash and cash equivalents                     $     230,925       $       139,501
  Accounts receivable - (less allowance for
    uncollectibles of $853,886 and $229,238,
    respectively)                                   6,358,556             6,306,117

  Inventories                                       7,527,316             8,363,199
  Prepaid income taxes                                      -               430,992
  Deferred income taxes                             2,433,248             1,962,448
  Other                                               344,781               572,154
                                                  -----------        --------------

        Total current assets                       16,894,826            17,774,411
                                                  -----------        --------------

Property, Plant And Equipment:
  Utility plant in service                         77,924,463            74,710,899
  Accumulated depreciation                        (28,421,039)          (26,499,546)
                                                  -----------        --------------
    Utility plant in service, net                  49,503,424            48,211,353
  Construction work-in-progress                     1,377,449             1,425,918
                                                  -----------        --------------

    Utility Plant, Net                             50,880,873            49,637,271
                                                  -----------        --------------

  Nonutility property                              16,021,084            13,463,990
  Accumulated depreciation                         (4,829,456)           (3,984,241)
                                                  -----------        --------------

    Nonutility property, net                       11,191,628             9,479,749
                                                  -----------        --------------

        Total property, plant and equipment        62,072,501            59,117,020
                                                  -----------        --------------

Other Assets                                        1,459,200               898,551
                                                  -----------        --------------



Total Assets                                    $  80,426,527       $    77,789,982
                                                  ===========        ==============




See notes to condensed consolidated financial statements.



RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------

UNAUDITED
                                                   June 30,          September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                 2000                 1999
------------------------------------              -----------        --------------

Current Liabilities:
  Accounts payable                              $   8,691,009       $     9,206,173
  Current maturities of long-term debt                 25,628                24,282
  Short-term debt                                   6,146,000             6,363,000
  Dividends payable                                   516,554               495,055
  Income taxes payable                                936,930                     -
  Customers' deposits                                 523,433               546,364
  Accrued expenses                                  3,585,251             4,605,376
  Refunds due customers                               246,578                26,062
  Purchased gas adjustments                           933,362               684,155
                                                  -----------        --------------

      Total Current Liabilities                    21,604,745            21,950,467
                                                  -----------        --------------

Long-term Debt                                     23,317,222            23,336,614
                                                  -----------        --------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                             4,079,260             3,934,489
  Deferred investment tax credits                     384,644               413,489
                                                  -----------        --------------

      Total deferred credits and other liabilities  4,463,904             4,347,978
                                                  -----------        --------------

Stockholders' Equity:
  Common stock, $5  par value; authorized,
    10,000,000 shares; issued and outstanding
    1,875,578 and 1,832,771 shares, respectively    9,377,890             9,163,855
  Preferred stock, no par, authorized, 5,000,000
    shares; 0 shares issued and outstanding in
    both 2000 and 1999                                      -                     -
  Capital in excess of par value                   10,181,315             9,489,551
  Retained earnings                                11,481,451             9,501,517
                                                  -----------        --------------

      Total stockholders' equity                   31,040,656            28,154,923
                                                  -----------        --------------


Total Liabilities and Stockholders' Equity      $  80,426,527       $    77,789,982
                                                  ===========        ==============



See notes to condensed consolidated financial statements.



RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE THREE-MONTH AND
NINE-MONTH PERIODS
ENDED JUNE 30, 2000 AND 1999
----------------------------------------------------- - ---------- - ------------------------

UNAUDITED
                                             Three Months Ended          Nine Months Ended
                                                  June 30,                   June 30,
                                             2000          1999         2000         1999
                                        -------------   ----------   -----------  -----------
Operating Revenues:
  Gas utilities                          $ 10,421,581 $  8,450,212  $ 46,679,985 $ 41,572,017
  Propane operations                        1,370,414      979,760     9,653,389    7,329,956
  Other                                     2,921,152    1,330,768     7,471,366    4,016,601
                                        -------------   ----------   -----------  -----------
    Total operating revenues               14,713,147   10,760,740    63,804,740   52,918,574
                                        -------------   ----------   -----------  -----------

Cost of Sales:
  Gas utilities                             6,619,117    4,833,718    29,973,618   25,597,380
  Propane operations                          803,347      470,238     4,896,869    3,267,107
  Other                                     2,676,299    1,291,932     6,983,962    3,909,947
                                        -------------   ----------   -----------  -----------
    Total cost of sales                    10,098,763    6,595,888    41,854,449   32,774,434
                                        -------------   ----------   -----------  -----------

Operating Margin                            4,614,384    4,164,852    21,950,291   20,144,140
                                        -------------   ----------   -----------  -----------

Other Operating Expenses:
  Other operations                          2,544,436    2,085,253     8,234,541    7,349,810
  Maintenance                                 302,613      266,812       930,646      808,345
  Taxes - other than income                   580,469      475,121     2,216,194    1,974,327
  Depreciation and amortization             1,135,206    1,008,937     3,388,089    2,992,396

    Total other operating expenses          4,562,724    3,836,123    14,769,470   13,124,878
                                        -------------   ----------   -----------  -----------

Operating Income                               51,660      328,729     7,180,821    7,019,262
                                        -------------   ----------   -----------  -----------

Other Income, Net                              23,616       19,957        81,303       73,628
                                        -------------   ----------   -----------  -----------

Earnings Before Interest and Income Taxes      75,276      348,686     7,262,124    7,092,890
                                        -------------   ----------   -----------  -----------

Interest Charges                             557,788       485,066     1,784,476    1,565,126
                                        -------------   ----------   -----------  -----------

Earnings (Loss) Before Income Taxes         (482,512)     (136,380)    5,477,648    5,527,764
                                        -------------   ----------   -----------  -----------

Income Taxes                                (182,407)      (63,065)    1,954,881    1,953,383
                                        -------------   ----------   -----------  -----------

Net Earnings (Loss)                      $  (300,105) $    (73,315) $  3,522,767 $  3,574,381
                                        =============   ==========   ===========  ===========

Basic Earnings (Loss) Per Common Share   $     (0.16) $      (0.04) $       1.90 $       1.97
                                        =============   ==========   ===========  ===========

Diluted Earnings (Loss) Per Common Share $     (0.16) $     (0.04)  $       1.89 $       1.97
                                        =============   ==========   ===========  ===========





See notes to condensed consolidated financial statements.





RGC RESOURCES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH AND NINE-MONTH
PERIODS ENDED JUNE 30, 2000 AND 1999

UNAUDITED
                                                                           Three Months Ended               Nine Months Ended
                                                                               June 30,                         June 30,
                                                                        2000              1999            2000            1999
                                                                -----------------    --------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings(loss)                                                  $   (300,105)     $    (73,315)    $  3,522,767    $  3,574,381
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                                       1,155,719         1,039,473        3,464,204       3,085,686
   (Gain) loss on disposal of property                                     6,765            (1,738)          24,015          (4,247)
   Deferred taxes and investment tax credits                             408,554           304,122         (354,873)       (426,043)
   Changes in assets and liabilities which provided cash,
     exclusive of changes and noncash transactions shown
     separately                                                          846,967         1,634,150        1,236,177       2,861,129
                                                                -----------------    --------------   -------------   -------------
     Net cash provided by operating activities                         2,117,900         2,902,692        7,892,290       9,090,906
                                                                -----------------    --------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to utility plant and nonutility property                    (1,658,325)       (1,723,385)      (5,966,975)     (6,474,600)
Cost of removal of utility plant, net                                    (22,173)          (20,913)         (41,293)        (51,123)
Proceeds from disposal of equipment                                       24,291             6,009           42,793          27,818
     Net cash used in investing activities                            (1,656,207)       (1,738,289)      (5,965,475)     (6,497,905)
                                                                -----------------    --------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt and capital leases                           (6,125)                -         (524,631)              -
Net repayments under lines of credit                                     (64,000)         (181,000)        (217,000)       (552,000)
Cash dividends paid                                                     (514,314)         (490,150)      (1,521,334)     (1,453,643)
Proceeds from issuance of stock                                          134,834           196,699          427,574         565,177
     Net cash used in financing activities                              (449,605)         (474,451)      (1,835,391)     (1,440,466)
                                                                -----------------    --------------   -------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 12,088           689,952           91,424       1,152,535

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                             218,837           546,620          139,501          84,037
                                                                -----------------    --------------   -------------   -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                    $    230,925      $  1,236,572     $    230,925    $  1,236,572
                                                                =================    ==============   =============   =============

SUPPLEMENTAL INFORMATION:
Interest paid                                                       $    694,531      $    654,922     $  2,111,227    $  1,715,086
Income taxes paid, net                                              $     12,824      $    612,955     $    541,829    $    503,996

NONCASH TRANSACTIONS:

A capital lease obligation of $170,510 was incurred when the Company entered into an equipment lease in February 1999.

The assets of a heating and air conditioning company were acquired in exchange for 22,243 shares of stock valued at $478,225 in January 2000.Subsequent to the acquisition, the Company retired $506,583 in debt associated with the heating and air conditioning company

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly RGC Resources, Inc.'s financial position as of June 30, 2000 and the results of its operations and its cash flows for the three and nine months ended June 30, 2000 and 1999. The results of operations for the nine months ended June 30, 2000 are not indicative of the results to be expected for the fiscal year ending September 30, 2000.

2. The condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.

3. Reclassifications were made to prior year financial statements to place them on a basis consistent with current year presentation.

4. Quarterly earnings are affected by the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.

5. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. The Company has entered from time to time into arrangements for hedging the price of natural gas and propane gas for the purpose of providing price stability during the winter months. The Company has not fully analyzed the impact of the provisions of FAS No. 133 on the Company's financial statements.

6. On January 14, 2000, the Company acquired Cox Heating and Cooling, Inc., a provider of sales, installation and service for heating, ventilation and air conditioning equipment in West Virginia. The acquisition was accounted for by the purchase method of accounting with a total purchase price of approximately $985,000 in stock and cash, with an additional earn out provision. Goodwill is being amortized over a 15 year period.

7. Earnings per common share are based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding for the three-month and nine-month periods ended June 30, 2000 were 1,873,076 and 1,857,796 compared to 1,819,693 and 1,809,997 for the same periods last year. The weighted average number of shares outstanding assuming dilution were 1,873,076 and 1,862,035 for the three-month and nine-month periods ended June 30, 2000 compared to 1,823,668 and 1,813,573 for the same periods last year. The difference between the weighted average number of shares for the calculation of basic and diluted earnings per share relates to the dilutive effect associated with the assumed issuance of stock options as calculated using the Treasury Stock method.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED


8. Both Roanoke Gas Company and Bluefield Gas Company, subsidiaries of RGC Resources, Inc., operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. A by- product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. The extent of contaminants at these sites, if any, is unknown at this time. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognized the Company's right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company's financial condition or results of operations.

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated net earnings (loss) for the three-month period and nine-month periods ended June 30, 2000 were ($300,105) and $3,522,767, respectively, compared to ($73,315) and $3,574,381 for the same period last year.

Total operating margin for the three months ended June 30, 2000 increased $449,532, or 10.8 percent, over the same period last year due to increases in natural gas and propane sales volumes and margins related to Highland/Cox Heating and Cooling, Incorporated (Highland/Cox) in its first year of operation. Total natural gas deliveries increased by 163,196 dekatherms (DTH), or more than 9 percent, due to the current quarter having 19 percent more heating degree days, primarily occurring in the month of April. Propane deliveries increased by 159,387 gallons, or approximately 13 percent, mainly due to customer growth. Propane deliveries were negatively impacted by an approximately 50 percent increase in the average price of propane compared to the same quarter last year. The rise in propane prices have mirrored the price volatility of the gasoline market, resulting in reduced demand during the period. In order to increase demand, the Company set propane prices at a level resulting in unit margins on propane remaining flat with last year. Total propane customer base is approximately 16 percent higher than last June. The remainder of the margin increase results from the Company's acquisition of Highland/Cox in January.

Other operations expenses for the current quarter increased $459,183 from the same period last year as the Company incurred higher contractor charges for its gas pipeline location services, greater costs as a result current diversification efforts and higher bad debt expense due to increases in gross customer billings associated with significantly higher gas costs. In addition, other operations expenses included $160,138 in Highland/Cox operation expenses for the current quarter. Maintenance expenses increased $35,801, due to increased maintenance activity on the natural gas distribution pipelines and increased propane tank maintenance related to the significant growth in the number of propane tanks added to non-utility plant in the last few years. General taxes increased $105,348 for the current quarter compared to the same period last year, with most of the increase attributed to increases in the revenue-sensitive gross receipts taxes. Gross receipts taxes increased because of significant increases in natural gas revenues due to higher gas costs and because of an increase in the valuation tax rate. The remainder of the increase in general taxes resulted from increases in property taxes related to growth in assets and increases in payroll taxes associated with the addition of Highland/Cox employees. Gross utility plant increased by more than 6 percent and non-utility property grew by approximately 26 percent over last year's balances, resulting in a $126,269 increase in depreciation expense. The significant growth in the non-utility property reflects the acquisition of Highland/Cox and the continued strong growth in the propane business. Interest charges increased $72,722 from the same period last year due to an increase of more than $3,000,000 in the Company's average daily debt balance and an increase in the effective interest rate by greater than 1 percentage point on short-term debt because of the recent increases in interest rates by the Federal Reserve. The higher average debt balance resulted from growth in both the utility and non-utility plant assets and the acquisition of Highland/Cox. The increase in income tax benefit resulted from the increase in pretax loss for the quarter.

For the nine-month period ended June 30, 2000, total operating margin increased $1,806,151 or 8.9 percent, from the same period last year. The natural gas margin increased $731,730 as natural gas deliveries grew by 339,526 DTH, or 3.6 percent, from the same period last year, despite weather that was approximately 1 percent warmer. The remainder of the natural gas increase derived from the increase in customer base charges related to customer growth and the rate increase placed into effect in March of 1999. During the same period, propane margins

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


increased $693,671 on 604,706 additional gallons, or 7.8 percent. An increase of
8.6 percent in the average unit margin realized on propane sales accounted for the remainder of the higher propane margin. The remaining increase in margin is attributable to the margins generated by Highland/Cox since the acquisition in January 2000. Consecutive warm winters in the last two years have negatively impacted the Company's margin for both years. For the nine months ended June 30, 2000 and June 30, 1999, the heating seasons were approximately 13 percent and 12 percent warmer than normal, respectively.

For the nine-month period ended June 30, 2000, other operations expense increased $884,731 from the same period last year. This increase corresponds to the same items discussed above for the quarter ended June 30, 2000. Furthermore, $287,532 of the increase relates to the operations of Highland/Cox. Maintenance expenses increased $122,301 as pipeline and system maintenance returned to a more normal pattern after last year's reductions in all nonessential maintenance and a focus on replacement instead of repair. The current year continues to have a focus on replacement rather than repair where prudent; however, some of the nonessential maintenance deferred from last year could no longer be delayed, resulting in much of the increase in maintenance costs. General taxes increased $241,867 from the same period last year as revenue-sensitive taxes increased on higher natural gas revenues due mostly to increases in gas cost and a valuation-tax rate increase. Property taxes also increased on greater plant balances. Likewise, depreciation increased $395,693 on these greater plant balances. Interest charges increased $219,350 from the same period last year due to an increase of more than $3,200,000 in the Company's average daily debt balance and an increase in the effective interest rate of 0.68 percentage point on short-term debt as a result of the recent increases in interest rates by the Federal Reserve. The higher average debt balance resulted from growth of the Company.

The nine-month earnings presented herein should not be considered as reflective of the Company's consolidated financial results for the fiscal year ending September 30, 2000. The total revenues during the first nine months reflect higher billings due to the weather sensitive nature of the gas business. The last three months of the fiscal year are generally loss months as process fuel and not heating is the primary demand during this time.

Energy Costs

Since August 1999, crude oil NYMEX (New York Mercantile Exchange) contract prices have increased from $19.37 to $31.40 a barrel, or approximately 62 percent. In addition, propane prices have increased approximately 43 percent, fuel oil prices approximately 55 percent and natural gas prices approximately 60 percent during the same time period.

The higher energy prices for propane and fuel oil have resulted from OPEC's efforts to reduce production of crude oil while continued demand forced the price of oil higher. Furthermore, low energy prices for natural gas during 1998 and the first part of 1999 resulted in a reduction in the drilling efforts of natural gas production companies. The resulting decline in supply coupled with the increasing demand for natural gas in electric cogeneration plants during the Summer have driven the price of natural gas higher. Increases in natural gas prices are passed through to customers and do not affect the Company's margins. Propane prices, in a competitive environment, may impact the Company's margin if the full increase is not recoverable by increased rates.

The duration of these higher energy prices will depend on future production efforts by OPEC and by domestic energy producers. As long as demand remains strong and supply is restricted, energy prices will likely remain at these higher levels.

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Regulatory Affairs

The Virginia State Corporation Commission (SCC) authorized Roanoke Gas Company to convert its billing method from volumetric to thermal value billing beginning in October 1999. Therm billing has become the standard throughout the natural gas industry because it provides consistent billing units as gas flows from the production well to the individual customer's meter. Therm billing allows Roanoke Gas Company to bill customers for the energy value consumed and helps to eliminate fluctuations caused by the chemical makeup of the gas supply. As a result of the change to therm billing for Roanoke Gas Company, RGC Resources, Inc. began reporting natural gas sales and purchases activities in DTH. All prior year sales data has been restated from MCFs to DTHs for purposes of comparing years.

On May 26, 2000, the SCC issued a final order establishing new codes of conduct for both electric and natural gas companies for conducting retail access pilot programs. The rules govern the relationship between utilities, independent energy marketers, affiliated energy marketers customers and regulators during the customer choice pilot programs in the state. These programs would serve to test deregulation by providing customers with the choice of purchasing their energy from sources other than the local utility. The utility would still provide the means of delivering the energy to the customers.

In addition, the SCC has held hearings, required filings or initiated rule making proceedings in which the Company is involved for: new rate case rules; codes of conduct for rural electric cooperatives; affiliated company transaction rules; underground utility damage prevention rules; functional separation of electric generation, transmission and distribution rules; competitive metering and billing services rules; and conversion from a utility gross receipts tax program to a customer consumption tax coupled with a state corporate income tax. Likewise, the Company has been involved with West Virginia Public Service Commission proceedings for new rate case rules, new gas recovery rules, code of conduct rules and transportation pooling rules for delivery of competitive marketer supplies.

Acquisitions

On January 14, 2000, RGC Resources, Inc., through its wholly owned subsidiary RGC Ventures, Inc., acquired Cox Heating and Cooling, Incorporated, a provider of sales, installation and service for heating, ventilation and air conditioning equipment in West Virginia. The newly- acquired entity is doing business as Highland/Cox Heating and Cooling, Incorporated. The acquisition was accounted for by the purchase method of accounting with a total purchase price of approximately $985,000 in stock and cash, with an additional earn out provision. Goodwill is being amortized over a 15 year period.

RGC Resources, Inc. continues to look for new business opportunities either through acquisition of existing businesses or the start-up of new operations that will fit into the Company's core business of energy distribution or serve to complement the Company's core business and provide diversification into other areas that are less weather sensitive.

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                           Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               Exhibit 27 - Financial Data Schedule

        (b)    Reports on Form 8-K

               There were no reports on Form 8-K filed for the three months ended June 30, 2000.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                            RGC Resources, Inc.


Date: August 10, 2000                         By: s/Roger L. Baumgardner
                                                ---------------------------
                                                  Roger L. Baumgardner
                                                  Vice President/Secretary and
                                                    Treasurer