Form 10-K
period 2000-09-30
RGC RESOURCES INC
filed 2000-12-19
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000   Commission file number 000-26591


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

State the aggregate market value of the voting stock held by nonaffiliates of
the registrant as of November 30, 2000.           $ 36,302,708.75

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


Class                                     Outstanding at November 30, 2000
--------------------------------    --------------------------------------------
COMMON STOCK, $5 PAR VALUE                          1,885,855 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the RGC Resources, Inc. 2000 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof.

Portions of the RGC Resources, Inc. Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                     PART I

Item 1.  Business.

         Historical Development

         RGC Resources, Inc. (the "Company" or "Resources") was initially incorporated in Virginia on July 31, 1998 for the primary purpose of becoming the holding company for Roanoke Gas Company ("Roanoke Gas") and its former subsidiaries Bluefield Gas Company ("Bluefield" or "Bluefield Gas") and Diversified Energy Company ("Diversified"). Effective July 1, 1999, Roanoke Gas and its subsidiaries were reorganized into a holding company structure (the "Reorganization"). As a result of the Reorganization: (i) Resources became a holding company owned by the former shareholders of Roanoke Gas; (ii) Resources became the sole owner of the stock of Roanoke Gas, Bluefield and Diversified;
         (iii) Commonwealth Public Service Corporation, a former subsidiary of Bluefield, merged its natural gas distribution business into Roanoke Gas; (iv) Roanoke Gas and Bluefield continue to operate in the natural gas distribution business as subsidiaries of Resources; and (v) Diversified continues to carry on its nonutility propane business as a subsidiary of Resources.

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

         In March 1994, the Highland Gas Marketing (currently Highland Energy) division of Diversified was established to broker natural gas to several industrial transportation customers of Roanoke Gas and Bluefield Gas.

         On January 6, 2000, RGC Ventures, Inc. ("RGC Ventures"), a newly created subsidiary of Resources, was merged with Cox Heating and Cooling, Inc., headquartered in Beckley, West Virginia. Cox Heating and Cooling, Inc. provided sales, installation and service for heating, ventilation, and air conditioning equipment in West Virginia with offices in Beckley and Lewisburg, West Virginia. The new organization operates as a division of RGC Ventures and conducts business as Highland/Cox Heating and Cooling ("Highland Cox").

         The joint marketing and service efforts of Highland/Cox and Highland Propane Company allow for seamless service for new customers in the West Virginia market with the ability to furnish and install heating and cooling equipment, set propane tanks, and provide automatic delivery of propane with one stop shopping.

         On November 19, 1999, Resources acquired the assets of GIS/GPS Solutions, Inc. offering geographic mapping technology, combined with database management tools, to develop user friendly, broad based management information systems.

         Services

         Resources maintains an integrated natural gas distribution system. Natural gas is purchased from suppliers and distributed to residential, commercial and large industrial users through underground mains and services. Approximately 90.1 percent of the Company's customers are residential, approximately 9.8 percent are small commercial users, and the remaining percentage is made up of large industrial customers, who received approximately 30 percent of the Company's total annual delivered volume in 2000 under the Company's interruptible tariff and transportation gas services.

         Resources' natural gas distribution business accounted for approximately 72 percent of the total revenues generated by the Company in fiscal 2000, and approximately 76 percent and approximately 78 percent of the Company's total revenues in fiscal years 1999 and 1998, respectively. The Company's revenues are affected by the cost of natural gas, economic conditions in the areas that the Company serves, and weather conditions. Higher gas costs, which the Company is generally able to pass through to customers, may cause customers to conserve, or in the case of industrial customers, to use alternative energy sources. In recent years, regulatory changes at the federal level and ample supply in the natural gas industry have led to a national spot market for natural gas and an increase in the number of suppliers of natural gas.

         The Company's retail sales are seasonal and temperature-sensitive as the majority of the gas sold by Resources is used for heating. For the fiscal year ended September 30, 2000, more than 50 percent of the Company's total dekatherms ("DTH") of natural gas sales were made in the four-month period of December through March. Retail gas deliveries for fiscal 2000 were 11,253,948 DTH, as compared to 10,928,471 DTH and 11,418,883 DTH in fiscal years 1999 and 1998, respectively. The Company's actual heating degree days in fiscal 2000 were approximately 88 percent of normal, as compared with approximately 88 percent of normal in fiscal 1999, and approximately 96 percent of normal in fiscal 1998.

         Suppliers

         Since 1993, the natural gas transportation pipelines supplying the Company, including Columbia Gas Transmission Corporation and Columbia Gulf Transmission Corporation (together "Columbia"), and East Tennessee Natural Gas Company, Tennessee Gas Pipeline and Midwestern Gas Transmission (together "East Tennessee"), have operated under Federal Energy Regulatory Commission ("FERC") Order 636. Order 636 was the start of a new era in the natural gas industry when the responsibility of gas supply procurement and management was shifted from the pipeline companies to the local distribution companies and to other "shippers" of natural gas.

         The cornerstone of Order 636 was the "unbundling" of pipeline services to provide a number of choices to shippers. The pipelines retained the responsibility of transporting contracted firm volumes for their shippers but are no longer responsible for obtaining the natural gas supplies. The Company chooses who it buys its gas from, how much storage gas to purchase, how much transportation capacity to keep and how much to release. The Company constantly monitors its gas requirements to minimize exposure to pipeline penalties for insufficient supplies or excessive gas injections. The Company's "shipper" responsibilities bring increased scrutiny from the state commissions as they monitor the Company's gas purchasing practices to assure that a "least cost with adequate reliability" policy is followed. Accordingly, the Company has worked diligently to ensure that its customers will have an economical and reliable gas supply. Management believes the relationships the Company has built with its suppliers as it constructed a supply portfolio will allow it to continue to attain this goal.

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

         The Company currently uses long-term (multi-year), mid-term (seasonal) and short-term (spot) gas purchases to meet its system requirements. The Company has entered into, or is in the process of entering into, long-term and mid-term firm supply agreements to cover the majority of its firm demand. Long-term and mid-term suppliers currently include Coral Energy, Enron North America, Equitable Energy, and PG&E Energy Trading. The Company's firm supply agreements will supply the total system requirements at varying prices during the period October 1, 2000 through September 30, 2001.

         With the growth of the spot gas market, gas prices have developed a pronounced seasonal pattern, with summer to winter price swings of 100 percent or more. The Company tries to take advantage of this opportunity by injecting lower-priced summer gas into its liquefied natural gas storage facility, which is capable of storing up to 220,000 DTH for use during peak winter periods. In addition, the Company has contracted for storage reserves from Columbia, Tennessee Gas pipeline and Virginia Gas Storage Company, with a combined total of 2,738,631 DTH of underground storage capacity for Roanoke and Bluefield. These reserves were available for summer 2000 storage injections using spot market supply. This storage capacity provides supply security with reduced exposure to potential supply interruptions. It also offers the Company the flexibility to balance supply with its highly variable, weather-sensitive customer consumption patterns.

         Columbia continues to be the Company's primary transporter of natural gas. Columbia historically has delivered approximately 60% of Roanoke Gas' gas supply and 100 percent of Bluefield's gas supply. The Company has completed construction on a pipeline that now delivers Bluefield approximately 25% of its annual gas supply. Columbia presently delivers approximately 75% of Bluefield's annual supply. East Tennessee continues to be the Company's other major source of transportation services. Historically, East Tennessee has delivered approximately 40% of the Company's natural gas supply to the Roanoke location. The rates paid for natural gas transportation and storage services purchased from Columbia and East Tennessee are established by tariffs approved by FERC. These tariffs contain flexible pricing provisions, which, in some instances, authorize these transporters to reduce rates and charges to meet price competition.

         Having two major pipeline transporters, a peak shaving facility and a number of underground storage options, the Company believes that it is well positioned to provide adequate gas supply for future customer growth. The Company has also contracted with Virginia Gas Company for additional supply and storage and they are in the process of building a pipeline to the Roanoke market. This should be available for use in November 2001. As a means to more fully utilize pipeline capacity and further lower costs to its customers, Roanoke Gas and Bluefield Gas have entered into asset management agreements. Effective November 1, 1999, PG&E Energy Trading, the asset manager, will manage nomination, confirmation and scheduling of all existing supply and storage contracts as well as supply any additional natural gas requirements.

         The Company believes that Order 636 provides reasonable regulatory stability. Additionally, the increased opportunities available in a deregulated natural gas supply environment may result in additional market forces that establish gas prices and help keep them more consistent and competitive.

         Diversified has entered into storage and purchase contracts for a substantial portion of its winter supply of propane. At September 30, 2000, Diversified had contracts with nine propane suppliers for the purchase of up to 8.9 million gallons of propane at varying prices per gallon during the period October 1, 2000 through September 30, 2001. Management believes these storage and purchase contracts will help alleviate the effects of wholesale price swings during peak sales months and provide added supply security. Diversified has also entered into financial options to cap the price of approximately 3.9 million gallons of propane during fiscal 2001.

         In addition to storage contracts, Diversified has 15 storage facilities, providing a combined total storage of 612,000 gallons. Management believes its propane supply strategies have positioned Diversified to provide an adequate propane supply to current customers and allow for future customer growth.

         Competition

         Resources competes with other energy sources such as fuel oil, electricity and coal. Competition is intense among the competing energy sources and is based primarily on price. This is particularly true for industrial applications where sales are at risk to price competition in markets which may swing to residual and other fuel oils.

         Roanoke Gas currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in its Virginia service areas. The franchises generally extend for multi-year periods and are renewable by the municipalities. Certificates of public convenience and necessity, which are issued by the Virginia Commission, are of perpetual duration, subject to compliance with regulatory standards.

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

         Employees

         At September 30, 2000, Resources had 180 full-time employees. As of that date, approximately 22 percent of the Company's full-time employees belonged to the Oil, Chemical and Atomic Workers International Union, AFL-CIO Local No. 3-515, which has entered into a collective bargaining agreement with Resources. The union has been in place at the Company since 1952. A new collective bargaining agreement became effective on August 1, 2000. That agreement will expire on July 31, 2005. Resources considers its employee relations to be satisfactory.

         Forward-Looking Statements

         From time to time, Resources may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and services, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: (i) frozen rates in both regulated jurisdictions; (ii) earning, on a consistent basis, an adequate return on invested capital; (iii) increasing expenses and labor costs and availability; (iv) price competition from alternate fuels; (v) volatility in the price of natural gas and propane; (vi) uncertainty in the projected rate of growth of natural gas and propane requirements in the Company's service area; (vii) general economic conditions both locally and nationally; and (viii) developments in electricity and natural gas deregulation and associated industry restructuring; and (ix) timely completion of the Virginia Gas Pipeline. In addition, the Company's business is seasonal in character and strongly influenced by weather conditions. Extreme changes in winter heating degree days from the normal or mean can have significant short-term impacts on revenues, gross margin and net income.

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

               Plantation Station - Parcel on Virginia Highway #601 near point of intersection of Hershberger Road (Rt. 623) and Rt. 601 - 1.590 acres.

               J. M. Mason Station - S/E corner of Lakeside Circle and east of Lot #4 of Mill Road subdivision just east of Kessler Mill Road - .842 acres.

               Sugarloaf Station - Parcel fronting on S/L of Rt. 686 and W/L of Lynnson Drive - .111 acres.

               Clearbrook Station - Parcel 356' west of Rt. 675 and 0.2 mile south of Rt. 220 - .255 acres.

               Cave Spring Station - N/L Route 221 just west of Route 688 - 3.93 acres.

         The network of distribution lines includes the cities of Roanoke and Salem, the Town of Vinton, and the counties of Roanoke, Montgomery, Botetourt and Bedford. These distribution lines are used to interconnect metering stations and supply and storage facilities with customers.

         Located in Botetourt County is a liquefied natural gas storage facility that has the capacity to hold 220,000 DTH of natural gas.

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

         In West Virginia, Diversified owns an office, loading platform, garage and storage tank facility in Rainelle. The storage facility consists of three 18,000-gallon tanks, pumps and related equipment. A 30,000 gallon storage facility is also located in Ansted. Another 30,000 gallon facility is located in Beckley, and another 30,000 gallon facility in Dunsmore.

         Another storage facility, comprising two 30,000 gallon tanks, one 18,000-gallon tank, pumps and related equipment, is located on Bluefield Gas Company's property at 800 Pulaski Street, Bluefield, West Virginia.

         In Virginia, Diversified owns and operates ten storage facilities. The location and storage capacities at each facility is as follows:

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

               Weyers Cave--one 30,000 gallon tank

         Resources considers its present properties adequate. The Company intends to construct additional distribution lines as communities develop.

Item 3.  Legal Proceedings.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended September 30, 2000.

Item     Executive Officers of the Registrant

         Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 2001.

         The names, ages and positions of all of the executive officers of RGC Resources, Inc. as of September 30, 2000, are listed below with their business experience for the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

         Previous and present duties and responsibilities:


                                             Position and Business
Name and Age                                 Experience for Past Five Years


John B. Williamson, III, 46                  July 1999 to present                 President & CEO

                                             February 1998 to July 1999           President & CEO - Roanoke Gas

                                             January 1993 to January 1998         Vice President - Rates and
                                                                                  Finance - Roanoke Gas

Roger L. Baumgardner, 58                     July 1999 to present                 Vice President, Secretary &
                                                                                  Treasurer

                                             January 1986 to July 1999            Vice President, Secretary and
                                                                                  Treasurer - Roanoke Gas








Name and Age                                 Position and Business

Arthur L. Pendleton, 49                      June 1999 to present                 President & COO - Roanoke Gas

                                             February 1998 to June 1999           Executive Vice President &
                                                                                  COO

                                             January 1991 to January 1998         Vice President - Operations


DJohn S. D'Orazio, 40                        August 1999 to present               President & COO - Diversified
                                                                                  Energy Company

                                             February 1998 to July 1999           Vice President - Marketing & New
                                                                                  Construction

                                             June 1995 to January 1998            Director - Marketing & New
                                                                                  Construction



                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The information set forth under the caption "Market Price and Dividend Information" in the 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 6.  Selected Financial Data.

         The information set forth under the caption "Selected Financial Data" in the 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

Item 8.  Financial Statements and Supplementary Data.

         The following consolidated financial statements of the registrant and the Independent Auditors' Report included in the 2000 Annual Report to Shareholders are incorporated herein by reference:

         1.       Independent Auditors' Report

         2.       Consolidated Balance Sheets as of September 30, 2000 and 1999

         3. Consolidated Statements of Earnings for the Years Ended September 30, 2000, 1999 and 1998

         4. Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2000, 1999 and 1998

         5. Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998

         6. Notes to Consolidated Financial Statements for the years ended September 30, 2000, 1999 and 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of
         Part I of this report. For information with respect to the Directors of the registrant, see "Election of Directors of Resources" in the Proxy Statement for the 2001 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 2001 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

Item 11. Executive Compensation.

         The information set forth under the captions "Executive Compensation," "Report of the Compensation Committee of the Board of Directors," "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" in the Proxy Statement for the 2001 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information pertaining to shareholders beneficially owning more than five percent of the registrant's common stock and the security ownership of management, which is set forth under the captions "The Annual Shareholders Meeting" and "Security Ownership of Management" in the Proxy Statement for the 2001 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

         The information with respect to certain transactions with management of the registrant, which is set forth under the caption "Transactions with Management" in the Proxy Statement for the 2001 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.


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

          3.   Exhibits to this Form 10-K are as follows:

Exhibit No.       Description

     2 Amended and Restated Agreement and Plan of Merger and Reorganization (incorporated by reference to Exhibit 2 to Form 8-K filed on July 2, 1999)

     3 (a)          Articles of Incorporation of RGC Resources, Inc.
                    (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999.)

     3 (b) Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999.)

     4 (a) Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999.)

     4 (b)          Article I of the Bylaws of RGC Resources (included in
                    Exhibit 3(b) hereto)

     4 (c) Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

     10(a) Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(b) Interruptible Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated July 1, 1991 (incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(c) NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated October 25, 1994 (incorporated herein by reference to Exhibit 10(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(d) SIT Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 30, 1993 (incorporated herein by reference to Exhibit 10(d) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(e) FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(f) FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(g) SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(h) ITS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(i)          FTS-1 Service Agreement between Columbia Gulf
                    Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(j)          ITS-1 Service Agreement between Columbia Gulf
                    Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(k) Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(l) Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(m)          Gas Storage Contract under rate schedule FS (Production
                    Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(n)          Gas Storage Contract under rate schedule FS (Production
                    Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(o)          Certificate of Public Convenience and Necessity for
                    Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

     10(p)          Certificate of Public Convenience and Necessity for
                    Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

     10(q) Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

     10(r) Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

     10(s)          Certificate of Public Convenience and Necessity for
                    Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

     10(t)          Certificate of Public Convenience and Necessity for
                    Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

     10(u)          Ordinance of the Town of Bluefield, Virginia dated
                    August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19,
                    1990)

     10(v) Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit 10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

     10(w) Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

     10(x) Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

     10(y)*         Consulting Agreement between Albert W. Buckley and
                    Roanoke Gas Company dated February 20, 1992 (incorporated herein by reference to Exhibit 10(b)(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

     10(z)*         Consulting Contract between A. Anson Jamison and
                    Roanoke Gas Company dated March 27, 1990 (incorporated herein by reference to Exhibit 10(c)(c) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

     10(a)(a)       Contract between Roanoke Gas Company and Diversified
                    Energy Services, Inc. dated December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

     10(b)(b) Service Agreement between Bluefield Gas Company and Commonwealth Public Service Corporation dated January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19,
                    1990)

     10(c) (c)*     Retirement Payment Agreement between Arthur T.
                    Ellett and Roanoke Gas Company dated April 6, 1972
                    (incorporated herein by reference to Exhibit 10(g)(g) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment
                    No. 1, filed with the Commission on September 19, 1990)

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

     10(m)(m)*      RGC Resources, Inc. Stock Bonus Plan (incorporated
                    herein by reference to Exhibit 10(m)(m) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

     10(n)(n) Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

     10(o)(o) Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

     10(p)(p) Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

     10(q)(q)*      Consulting Agreement between W. Bolling Izard and
                    Roanoke Gas Company dated January 27, 1997 (incorporated herein by reference to Exhibit 10(q)(q) of Annual Report on Form 10-K for the fiscal year ended September 30, 1997)

     10(r)(r)*      RGC Resources, Inc. Restricted Stock Plan for
                    Outside Directors (incorporated herein by reference to Exhibit 10(r)(r) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

     10(s)(s)       FTA Gas Transportation Agreement effective November
                    1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

     10(t)(t) SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

     10 (u)(u)      FSS Service Agreement effective April 1, 1997, between
                    Columbia Gas Transmission Corporation and Roanoke Gas
                    Company (incorporated herein by reference to Exhibit
                    10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

     10(v)(v) FTS Precedent Agreement effective August 7, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(v)(v) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

     10(w)(w)       Firm Storage Service Agreement effective March 19,
                    1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

     10(x)(x) FTS-2 Service Agreement effective February 1, 1994, between Columbia Gulf Transmission Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(x)(x) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

     10(y)(y)       Firm Transportation Agreement effective December 31,
                    1998, between Phoenix Energy Sales Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(y)(y) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

     10(z)(z)*      Agreement for Consulting Services effective January
                    26, 1998, between Frank A. Farmer, Jr. and Roanoke Gas
                    Company (incorporated herein by reference to Exhibit
                    10(z)(z) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

     10(a)(a)(a)*   Agreement for Consulting Services effective January 26,
                    1998, between John H. Parrott and Roanoke Gas Company
                    (incorporated herein by reference to Exhibit 10(a)(a)(a) of Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1998)

     10(b)(b)(b)    Master Firm Purchase/Sale Agreement effective November 1,
                    1999, between PG&E Energy Trading - Gas Corporation and
                    Bluefield Gas Company (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

     10(c)(c)(c)    First Amendment to the Master Firm Purchase/Sale
                    Agreement effective November 1, 1999, by and between Bluefield Gas Company and PG&E Energy Trading - Gas
                    Corporation (incorporated herein by reference to Exhibit
                    10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

     10(d)(d)(d)    Master Firm Purchase/Sale Agreement effective March 1, 1999, between PG&E Energy Trading - Gas Corporation and Roanoke
                    Gas Company (incorporated herein by reference to Exhibit
                    10(d)(d)(d) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

     10(e)(e)(e)    First Amendment to the Master Firm Purchase/Sale
                    Agreement effective October 20, 1999 by and between Roanoke
                    Gas Company and PG&E Energy Trading - Gas Corporation
                    (incorporated herein by reference to Exhibit 10(e)(e)(e) of Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1999)

     10(f)(f)(f)*   Consultation Contract effective February 2, 2000 by and
                    between Wilbur L. Hazlegrove and RGC Resources, Inc.

     13 2000 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

     21             Subsidiaries of the Company

     23             Independent Auditors' Consent

     27             Financial Data Schedule

---------------------
*    Management contract or compensatory plan or agreement.

(b)  Reports on Form 8-K:

None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

             RGC RESOURCES, INC.



             By:  /s/ Roger L. Baumgardner              December 18, 2000
                 --------------------------------    ------------------------
                  Roger L. Baumgardner                          Date
                  Vice President, Secretary and
                     Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John B. Williamson, III    December 18, 2000        President, Chief Executive Officer and
John B. Williamson, III             Date                Director


/s/ Roger L. Baumgardner       December 18, 2000        Vice President, Secretary and
Roger L. Baumgardner                Date                Treasurer (Principal Accounting Officer)


/s/ Lynn D. Avis               December 18, 2000        Director
Lynn D. Avis                        Date


/s/ Abney S. Boxley, III       December 18, 2000        Director
Abney S. Boxley, III                Date


/s/ Frank T. Ellett            December 18, 2000        Director
Frank T. Ellett                     Date


/s/ Frank A. Farmer, Jr.       December 18, 2000        Chairman of the Board, Director
Frank A. Farmer, Jr.                Date


/s/ J. Allen Layman            December 18, 2000         Director
J. Allen Layman                     Date


/s/ Thomas L. Robertson        December 18, 2000         Director
Thomas L. Robertson                 Date


/s/ S. Frank Smith             December 18, 2000         Director
S. Frank Smith                      Date

                                  EXHIBIT INDEX

Exhibit No.         Description

     2 Amended and Restated Agreement and Plan of Merger and Reorganization (incorporated by reference to Exhibit 2 to Form 8-K filed on July 2, 1999)

     3 (a)          Articles of Incorporation of RGC Resources, Inc.
                    (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999.)

     3 (b) Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999.)

     4 (a) Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999.)

     4 (b)          Article I of the Bylaws of RGC Resources (included in
                    Exhibit 3(b) hereto)

     4 (c) Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991)

     10(a) Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(b) Interruptible Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated July 1, 1991 (incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(c) NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated October 25, 1994 (incorporated herein by reference to Exhibit 10(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(d) SIT Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 30, 1993 (incorporated herein by reference to Exhibit 10(d) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(e) FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(f) FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(g) SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(h) ITS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(i)          FTS-1 Service Agreement between Columbia Gulf
                    Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(j)          ITS-1 Service Agreement between Columbia Gulf
                    Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(k) Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(l) Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(m)          Gas Storage Contract under rate schedule FS (Production
                    Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(n)          Gas Storage Contract under rate schedule FS (Production
                    Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

     10(o)          Certificate of Public Convenience and Necessity for
                    Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

     10(p)          Certificate of Public Convenience and Necessity for
                    Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

     10(q) Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

     10(r) Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

     10(s)          Certificate of Public Convenience and Necessity for
                    Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

     10(t)          Certificate of Public Convenience and Necessity for
                    Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

     10(u)          Ordinance of the Town of Bluefield, Virginia dated
                    August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19,
                    1990)

     10(v) Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit 10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

     10(w) Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

     10(x) Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

     10(y)*         Consulting Agreement between Albert W. Buckley and
                    Roanoke Gas Company dated February 20, 1992 (incorporated herein by reference to Exhibit 10(b)(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

     10(z)*         Consulting Contract between A. Anson Jamison and
                    Roanoke Gas Company dated March 27, 1990 (incorporated herein by reference to Exhibit 10(c)(c) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

     10(a)(a)       Contract between Roanoke Gas Company and Diversified
                    Energy Services, Inc. dated December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

     10(b)(b) Service Agreement between Bluefield Gas Company and Commonwealth Public Service Corporation dated January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19,
                    1990)

     10(c) (c)*     Retirement Payment Agreement between Arthur T.
                    Ellett and Roanoke Gas Company dated April 6, 1972
                    (incorporated herein by reference to Exhibit 10(g)(g) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment
                    No. 1, filed with the Commission on September 19, 1990)

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

     10(m)(m)*      RGC Resources, Inc. Stock Bonus Plan (incorporated
                    herein by reference to Exhibit 10(m)(m) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

     10(n)(n) Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

     10(o)(o) Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

     10(p)(p) Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996)

     10(q)(q)*      Consulting Agreement between W. Bolling Izard and
                    Roanoke Gas Company dated January 27, 1997 (incorporated herein by reference to Exhibit 10(q)(q) of Annual Report on Form 10-K for the fiscal year ended September 30, 1997)

     10(r)(r)*      RGC Resources, Inc. Restricted Stock Plan for
                    Outside Directors (incorporated herein by reference to Exhibit 10(r)(r) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

     10(s)(s)       FTA Gas Transportation Agreement effective November
                    1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

     10(t)(t) SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

     10 (u)(u)      FSS Service Agreement effective April 1, 1997, between
                    Columbia Gas Transmission Corporation and Roanoke Gas
                    Company (incorporated herein by reference to Exhibit
                    10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

     10(v)(v) FTS Precedent Agreement effective August 7, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(v)(v) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

     10(w)(w)       Firm Storage Service Agreement effective March 19,
                    1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

     10(x)(x) FTS-2 Service Agreement effective February 1, 1994, between Columbia Gulf Transmission Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(x)(x) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

     10(y)(y)       Firm Transportation Agreement effective December 31,
                    1998, between Phoenix Energy Sales Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(y)(y) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

     10(z)(z)*      Agreement for Consulting Services effective January
                    26, 1998, between Frank A. Farmer, Jr. and Roanoke Gas
                    Company (incorporated herein by reference to Exhibit
                    10(z)(z) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

     10(a)(a)(a)*   Agreement for Consulting Services effective January 26,
                    1998, between John H. Parrott and Roanoke Gas Company
                    (incorporated herein by reference to Exhibit 10(a)(a)(a) of Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1998)

     10(b)(b)(b)    Master Firm Purchase/Sale Agreement effective November 1,
                    1999, between PG&E Energy Trading - Gas Corporation and
                    Bluefield Gas Company (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

     10(c)(c)(c)    First Amendment to the Master Firm Purchase/Sale
                    Agreement effective November 1, 1999, by and between Bluefield Gas Company and PG&E Energy Trading - Gas
                    Corporation (incorporated herein by reference to Exhibit
                    10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

     10(d)(d)(d)    Master Firm Purchase/Sale Agreement effective March 1, 1999, between PG&E Energy Trading - Gas Corporation and Roanoke
                    Gas Company (incorporated herein by reference to Exhibit
                    10(d)(d)(d) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

     10(e)(e)(e)    First Amendment to the Master Firm Purchase/Sale
                    Agreement effective October 20, 1999 by and between Roanoke
                    Gas Company and PG&E Energy Trading - Gas Corporation
                    (incorporated herein by reference to Exhibit 10(e)(e)(e) of Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1999)

     10(f)(f)(f)*   Consultation Contract effective February 2, 2000 by and
                    between Wilbur L. Hazlegrove and RGC Resources, Inc.

     13 2000 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

     21             Subsidiaries of the Company

     23             Independent Auditors' Consent

     27             Financial Data Schedule

-----------------
*    Management contract or compensatory plan or agreement.