Form 10-Q
period 2000-12-31
RGC RESOURCES INC
filed 2001-02-14
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended          December 31, 2000
                           -----------------

Commission File Number     000-26591
                           -----------------


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

                         Yes    X       No
                             -------       ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


          Class                              Outstanding at December 31, 2000
--------------------------------          --------------------------------------
Common Stock, $5 Par Value                              1,887,165




RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------

UNAUDITED

                                                              December 31,            September 30,
ASSETS                                                            2000                    2000
------
                                                            -----------------       -----------------
Current Assets:
   Cash and cash equivalents                               $          348,830      $          721,249
   Accounts receivable - (less allowance for
     uncollectibles of $797,733 and $314,081,
     respectively)                                                 25,118,806               6,251,248
   Inventories                                                     10,299,723              12,421,327
   Prepaid income taxes                                                     -                 464,299
   Deferred income taxes                                            1,868,133               1,836,581
   Underrecovery of gas costs                                       2,366,027                 888,687
   Other                                                              507,338                 430,307
                                                            -----------------       -----------------

     Total current assets                                          40,508,857              23,013,698
                                                            -----------------       -----------------

Property, Plant And Equipment:
   Utility plant in service                                        79,581,801              78,780,014
   Accumulated depreciation                                       (29,529,432)            (28,765,599)
                                                            -----------------       -----------------
     Utility plant in service, net                                 50,052,369              50,014,415
   Construction work-in-progress                                    1,789,032               1,562,138
                                                            -----------------       -----------------

     Utility Plant, Net                                            51,841,401              51,576,553
                                                            -----------------       -----------------

   Nonutility property                                             17,657,018              16,393,264
   Accumulated depreciation                                        (5,360,623)             (5,044,294)
                                                            -----------------       -----------------

     Nonutility property, net                                      12,296,395              11,348,970
                                                            -----------------       -----------------

     Total property, plant and equipment                           64,137,796              62,925,523
                                                            -----------------       -----------------

Other Assets:
   Intangible assets, net of accumulated
     amortization                                                     994,359               1,014,509
   Other assets                                                       429,291                 453,764
                                                            -----------------       -----------------

     Total other assets                                             1,423,650               1,468,273
                                                            -----------------       -----------------

Total Assets                                               $      106,070,303      $       87,407,494
                                                            =================       =================




See notes to condensed consolidated financial statements.


RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------

UNAUDITED
                                                              December 31,            September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                              2000                    2000
------------------------------------                        -----------------       -----------------
Current Liabilities:
  Current maturities of long-term debt                     $          726,565      $           26,092
  Borrowings under lines of credit                                 21,737,000              13,295,000
  Dividends payable                                                   528,974                 517,827
  Accounts payable                                                 18,909,345              11,003,592
  Income taxes payable                                                548,353                       -
  Customer deposits                                                   604,972                 506,562
  Accrued expenses                                                  3,733,993               3,733,320
  Refunds due customers                                               348,954                 223,009
                                                            -----------------       -----------------

   Total current liabilities                                       47,138,156              29,305,402
                                                            -----------------       -----------------

Long-term Debt, Excluding Current Maturities                       22,603,700              23,310,522
                                                            -----------------       -----------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                             4,479,991               4,431,643
  Deferred investment tax credits                                     364,441                 374,056
                                                            -----------------       -----------------

   Total deferred credits and other liabilities                     4,844,432               4,805,699
                                                            -----------------       -----------------

Stockholders' Equity:
  Common stock, $5  par value; authorized,
     10,000,000 shares; issued and outstanding
     1,887,165 and 1,881,773 shares, respectively                   9,435,825               9,408,665
  Preferred stock, no par, authorized, 5,000,000
     shares; 0 shares issued and outstanding in
     both 2000 and 1999                                                     -                       -
  Capital in excess of par value                                   10,339,205              10,262,252
  Retained earnings                                                11,602,840              10,314,954
  Accumulated comprehensive income                                    106,145                       -
                                                            -----------------       -----------------

   Total stockholders' equity                                      31,484,015              29,985,871
                                                            -----------------       -----------------


Total Liabilities and Stockholders' Equity                 $      106,070,303      $       87,407,494
                                                            =================       =================



See notes to condensed consolidated financial statements.


RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE
INCOME FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999
-------------------------------------------------------------------------------

UNAUDITED
                                                                          Three Months Ended
                                                                             December 31,
                                                                       2000                1999
                                                                  ---------------    ----------------
Operating Revenues:
  Gas utilities                                                  $     31,824,069   $      15,277,606
  Propane operations                                                    5,032,544           3,142,087
  Energy marketing                                                      3,826,498           1,972,655
  Other                                                                   502,052             179,845
                                                                  ---------------    ----------------
     Total operating revenues                                          41,185,163          20,572,193
                                                                  ---------------    ----------------

Cost of Sales:
  Gas utilities                                                        24,593,410           9,613,596
  Propane operations                                                    2,935,236           1,492,873
  Energy marketing                                                      3,665,661           1,937,221
  Other                                                                   366,987             105,170
                                                                  ---------------    ----------------
     Total cost of sales                                               31,561,294          13,148,860
                                                                  ---------------    ----------------

Operating Margin                                                        9,623,869           7,423,333
                                                                  ---------------    ----------------

Other Operating Expenses:
  Other operations                                                      3,295,052           2,773,427
  Maintenance                                                             298,184             323,743
  General taxes                                                         1,142,485             745,255
  Depreciation and amortization                                         1,235,311           1,115,697
                                                                  ---------------    ----------------
     Total other operating expenses                                     5,971,032           4,958,122
                                                                  ---------------    ----------------

Operating Earnings                                                      3,652,837           2,465,211
                                                                  ---------------    ----------------

Other Deductions, net                                                     (29,732)            (35,699)
                                                                  ---------------    ----------------

Earnings Before Interest and Income Taxes                               3,623,105           2,429,512
                                                                  ---------------    ----------------

Interest Charges                                                          788,752             613,865
                                                                  ---------------    ----------------

Earnings Before Income Taxes                                            2,834,353           1,815,647
                                                                  ---------------    ----------------

Income Taxes                                                            1,017,493             656,482
                                                                  ---------------    ----------------

Net Earnings                                                     $      1,816,860   $       1,159,165
                                                                  ===============    ================

Other Comprehensive Income, net of $67,721 in income tax                  106,145                   -
                                                                  ---------------    ----------------

Comprehensive Income                                             $      1,923,005   $       1,159,165
                                                                  ===============    ================

Basic and Diluted Earnings Per Common Share                      $           0.96   $            0.63
                                                                  ===============    ================


See notes to condensed consolidated financial statements.



RGC RESOURCES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH
PERIODS ENDED DECEMBER 31, 2000 AND 1999

UNAUDITED
                                                                           Three Months Ended
                                                                              December 31,
                                                                         2000              1999
                                                                ------------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                       $     1,816,860   $     1,159,165
Adjustments to reconcile net earnings to net cash
  used in operating activities:
  Depreciation and amortization                                          1,257,189         1,150,414
  Loss (gain) on disposal of property                                       (4,025)           16,280

  Deferred taxes and investment tax credits                                  7,181          (341,640)
  Changes in assets and liabilities which used cash,
     exclusive of changes and noncash transactions shown separately     (9,006,122)       (3,022,556)
                                                                    --------------    --------------
     Net cash used in operating activities                              (5,928,917)       (1,038,337)
                                                                    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property                      (2,468,025)       (2,245,863)
Cost of removal of utility plant, net                                       (8,733)           (4,890)
Proceeds from sales of assets                                               11,321             6,441
                                                                    --------------    --------------
     Net cash used in investing activities                              (2,465,437)       (2,244,312)
                                                                    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt                                                (6,349)           (5,907)
Net borrowings under lines of credit                                     8,442,000         4,244,000
Cash dividends paid                                                       (517,828)         (495,055)
Proceeds from issuance of stock                                            104,112           114,193
     Net cash provided by financing activities                           8,021,935         3,857,231
                                                                    --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                             (372,419)          574,582

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           721,249           139,501
                                                                    --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $       348,830   $       714,083
                                                                    ==============    ==============

SUPPLEMENTAL INFORMATION:
Interest paid                                                      $       876,285   $       925,392
Income taxes refunded, net                                                  (2,341)             (525)


See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
-----------------------------------------------------------------------------

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly RGC Resources, Inc.'s financial position as of December 31, 2000 and the results of its operations and its cash flows for the three months ended December 31, 2000 and 1999. The results of operations for the three months ended December 31, 2000 are not indicative of the results to be expected for the fiscal year ending September 30, 2001.

2. The condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.

3. Certain reclassifications were made to prior year balances to conform with current year presentations.

4. Quarterly earnings are affected by the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.

5. On October 1, 2000, the Company adopted the provisions of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVES AND CERTAIN HEDGING ACTIVITIES, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues." SFAS No. 133 requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The adoption of the standard did not have a material impact on the results of operations or other comprehensive income.

         The Company has entered into futures and swaps, extending through March 2001, for the purpose of hedging the price of propane in order to provide price stability during the winter months. The Company's hedging activities are in accordance with established risk management policies. The hedges qualify as cash flow hedges; therefore, changes in the fair value are reported in Other Comprehensive Income. No portion of the hedges were ineffective during the three months ended December 31, 2000. Gains on hedge transactions will be reclassified into earnings as the transactions are settled.

6. Earnings per common share are based on the weighted average number of shares outstanding during each period (1,885,336 and 1,835,972 for the three-month periods ended December 31, 2000 and 1999, respectively) and the weighted average number of shares outstanding assuming dilution (1,886,440 and 1,841,890 for the three-month periods ended December 31, 2000 and 1999, respectively). The difference between the weighted average number of shares for the calculation of basic and diluted earnings per share relates to the dilutive effect associated with the assumed issuance of stock options as calculated using the Treasury Stock method.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
-----------------------------------------------------------------------------

7. RGC Resources, Inc.'s reportable segments are included in the following table. The segments are comprised of natural gas, propane, energy marketing and other.


                                                                             Energy
                                                Natural Gas     Propane     Marketing      Other         Total
                                               --------------------------------------------------------------------
        For the Quarter Ended December 31, 2000:
                 Operating revenues               $31,824,069   $5,032,544   $3,826,498     $502,052    $41,185,163
                 Operating margin                   7,230,659    2,097,308      160,837      135,065      9,623,869
                 Earnings before income taxes       2,119,996      671,951      151,492     (109,086)     2,834,353

        As of December 31, 2000:
                 Total assets                     $86,060,603  $16,165,475   $1,811,209   $2,033,016   $106,070,303


        For the Quarter Ended December 31, 1999:
                 Operating revenues               $15,277,606   $3,142,087   $1,972,655     $179,845    $20,572,193
                 Operating margin                   5,664,010    1,649,214       35,434       74,675      7,423,333
                 Earnings before income taxes       1,355,757      369,800       32,682       57,408      1,815,647

        As of December 31, 1999:
                 Total assets                     $68,446,561  $13,021,881   $1,021,488     $712,740    $83,202,670


8. The Company increased the borrowing limits on its line of credit agreements. The Company's total available line of credit increased from $23,500,000 to $30,000,000. The Company sought the increase to provide additional working capital to fund significantly higher inventory and accounts receivable balances resulting from higher natural gas and propane prices. The increase in the line of credit availability is temporary and is currently scheduled to return to the previous level on June 30, 2001.

9. Both Roanoke Gas Company and Bluefield Gas Company, subsidiaries of RGC Resources, Inc., operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. A by- product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. The extent of contaminants at these sites, if any, is unknown at this time. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognized the Company's right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company's financial condition or results of operations.

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------



RESULTS OF OPERATIONS

Consolidated net earnings for the three-month period ended December 31, 2000 was $1,816,860 compared to $1,159,165 for the same period last year.

Total operating revenues for the three months ended December 31, 2000 doubled last year's revenues as the cold weather lead to increased energy sales volumes and drove energy costs to significantly higher levels as compared to the same period last year. Significantly colder temperatures that were 38 percent colder than the same period last year and 21 percent colder than the 10-year normal provided the catalyst for the increased energy sales. Total regulated natural gas deliveries increased by more than 26 percent with non-transporting volumes reflecting a 36 percent increase in dekatherms sold. Propane gallons delivered experienced an increase of nearly 18 percent. The greatest impact to revenues resulted from adjusting retail prices for increases in the cost of gas. The average cost of a dekatherm of natural gas increased by more than 88 percent from the same period last year. The average cost of a gallon of propane increased by 67 percent during the same time.

Total operating margin increased $2,200,536, or 30 percent, for the quarter ended December 31, 2000 from the same period last year. Regulated natural gas margins increased by $1,566,649, or 28 percent, on a total delivered volume (transporting and non-transporting) increase of 897,264 dekatherms, or 27 percent. Propane margins increased by $448,094, or 27 percent, on a 508,263, or 18 percent, gallon increase in deliveries over the same period last. Propane deliveries did not obtain the same level of increases as the natural gas side, due to end of year fill-ups conducted in September 2000 that caused customer inventories to begin the year at a higher level. The unregulated energy marketing company experienced a significant rise in margin on flat sales for the month. The average margin obtained from the energy marketing sales increased by $0.198 per dekatherm, or 359 percent. The tremendous boost in margins resulted from the Company entering into a fixed price contract for natural gas during the summer that locked in prices at that time. This contract will expire on February 28, 2001. Other margins increased as compared to last year due to the activities of the Company's two acquisitions last winter, Highland/Cox Heating and Cooling, Inc. and GIS Resources, Inc.

Other operations expenses increased by $521,625, or 19 percent, for the three-month period ended December 31, 2000 compared to the same period last year. Nearly half of the increase resulted from increases in bad debt reserves related to the rise in revenues. Bad debt expense and customer delinquencies are, and will be, an area of increased focus for the current year as higher energy prices are expected to impact collectibility of customer accounts. Most of the remaining increase in other operating expenses results from the activities of the Company's newest business ventures that began operations in January 2000. General taxes increased $397,230, or 53 percent. State and local gross receipts taxes comprise the major items in the general tax category. These taxes are based upon gross receipts and increased 88 percent over last year's levels. The increases in these taxes corresponds to the 100 percent rise in gross revenues of the natural gas companies. Capital expenditures for adding new customers to the natural gas and propane business, replacing older portions of the natural gas distribution system, and adding the assets of GIS Resources, Inc. and Highland/Cox Heating and Cooling, Inc. have resulted in depreciation expense increasing by $119,614, or 11 percent. Interest charges increased by more than 28 percent as the Company's average total debt position for the current quarter rose by nearly 26 percent. The additional debt was required to finance significantly higher balances in accounts receivable and inventories related to higher gas prices as well as increased sales, and to a lesser extent for financing propane operations and the Company's renewal program in the natural gas operations.

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------


The three-month earnings presented herein should not be considered as reflective of the Company's consolidated financial results for the fiscal year ending September 30, 2001. The total revenues during the first three months reflect higher billings due to the weather sensitive nature of the gas business and higher energy costs. Improvement or decline in earnings depends primarily on weather conditions during the remaining winter months.

LINE OF CREDIT

The Company increased the borrowing limits on its line of credit agreements. The Company's total available line of credit increased from $23,500,000 to $30,000,000. The Company sought the increase to provide additional working capital to fund significantly higher inventory and accounts receivable balances resulting from higher energy prices. The increase in the line of credit availability is temporary and is currently scheduled to return to the previous level on June 30, 2001.

ENERGY COSTS

A combination of several factors accounts for the significantly higher energy prices. For the last several years, warmer than normal winter weather has served to mask the underlying growth in energy demand and keep energy prices low. The low prices led to a reduction in natural gas exploration and production. Also during this time period, virtually all new electric generation plants being built to meet growing electric demand were designed to use natural gas as the primary energy source.

The convergence of growing electric demand, reduced production and storage of natural gas, limitations on oil production both domestically and internationally, and near record cold weather in November and December have all contributed to the dramatic increase in energy prices. The NYMEX price, an industry standard for measuring gas prices, for January 2001 natural gas futures contracts was $10.10 per dekatherm December 2000. At the same time last year the January 2000 NYMEX price for natural gas futures contracts was $2.72. Propane price swings have been significant as well.

The impact of these dramatic increases in energy prices has been mitigated to our customers by a variety of factors. A portion of our winter deliveries are provided from gas purchased during the summer at lower prices and stored for winter usage. In addition, other natural gas supplies were purchased under fixed price contracts put into effect prior to the full impact of the price escalation.

The higher prices for natural gas have translated into increased exploration activity by producers, which should lead eventually to increased supply. However, in the near future, prices are expected to remain at higher levels than has been experienced over the last few years.

REGULATORY AFFAIRS

As a result of increasing energy prices, the Company has purchased gas adjustment proceedings active in both Virginia and West Virginia in an effort to keep customer billing rates current with actual gas costs. The Company has also filed in both states for the option of using financial hedges as a way to reduce the volatility in natural gas prices. The Company is also participating in a variety of regulatory proceedings related to underground utility damage prevention, special area development rates, rules of conduct in customer choice programs and other deregulation issues.

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------


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

FORWARD-LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: (i) frozen rates in both regulated jurisdictions; (ii) earning on a consistent basis an adequate return on invested capital; (iii) increasing expenses and labor costs and availability; (iv) price competition from alternative fuels, especially in light of higher gas prices; (v) volatility in the price of natural gas and propane; (vi) uncertainty in the projected rate of growth of natural gas and propane requirements in the Company's service area; (vii) general economic conditions both locally and nationally; and (viii) developments in electricity and natural gas deregulation and associated industry restructuring. In addition, the Company's business is seasonal in character and strongly influenced by weather conditions. Extreme changes in winter heating degree days from normal or mean can have significant short-term impacts on revenues and gross margin.

                           Part II - Other Information


Item 2.  Changes in Securities.

         Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the "Restricted Stock Plan"), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions ("restricted stock"). A participant can, subject to approval of the Board, elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company's common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on section 3(a)(11) and section 4(2) exemptions under the Securities Act of 1993 (the "Act") and will vest only in the case of the participant's death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company by the participant's voluntary resignation during his term on the Board or removal for cause as a director. During the quarter ended December 31, 2000, the Company issued a total of 406 shares of restricted stock pursuant to the Restricted Stock Plan as follows:


               Investment Date             Price              Number of Shares
               ---------------             -----              ----------------
               10-1-2000                  $19.188                    136
               11-1-2000                  $19.000                    137
               12-1-2000                  $19.500                    133



Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed for the three months ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                   RGC Resources, Inc.


Date: February 14, 2001            By: s/Roger L. Baumgardner
                                       ---------------------------------
                                         Roger L. Baumgardner
                                         Vice President/Secretary and Treasurer