Form 10-Q
period 2001-03-31
RGC RESOURCES INC
filed 2001-05-15
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended          March 31, 2001
                           -----------------

Commission File Number     000-26591
                           -----------------


                               RGC Resources, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


                VIRGINIA                               54-1909697
--------------------------------------------------------------------------------
     (State or Other Jurisdiction of             (I.R.S. Employer
      Incorporation or Organization)              Identification No.)


     519 Kimball Ave., N.E., Roanoke, VA                  24016
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)             (Zip Code)


                                 (540) 777-4427
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                      None
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
          days.       Yes   X      No
                         -------     ----------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


           Class                                 Outstanding at March 31, 2001
-----------------------------                 ----------------------------------
Common Stock, $5 Par Value                                 1,896,877



RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

                                                                   March 31,            September 30,
ASSETS                                                                  2001                     2000
------
                                                        --------------------      -------------------
Current Assets:
  Cash and cash equivalents                             $            562,092      $           721,249
   Accounts receivable - (less allowance for
     uncollectibles of $1,449,598 and
     and $314,081, respectively)                                  23,474,607                6,251,248
   Inventories                                                     5,830,317               12,421,327
   Prepaid income taxes                                                    -                  464,299
   Deferred income taxes                                           3,689,085                1,836,581
   Underrecovery of gas costs                                              -                  888,687
   Other                                                             372,610                  430,307
                                                         -------------------      -------------------
      Total current assets                                        33,928,711               23,013,698
                                                        --------------------      -------------------

Property, Plant And Equipment:
   Utility plant in service                                       81,201,375               78,780,014
   Accumulated depreciation                                      (30,337,476)             (28,765,599)
                                                        --------------------      -------------------
       Utility plant in service, net                              50,863,899               50,014,415
   Construction work-in-progress                                   1,332,315                1,562,138
                                                        --------------------      -------------------

      Utility Plant, Net                                          52,196,214               51,576,553
                                                        --------------------      -------------------

   Nonutility property                                            17,827,749               16,393,264
   Accumulated depreciation                                       (5,618,734)              (5,044,294)
                                                        --------------------      -------------------

      Nonutility property, net                                    12,209,015               11,348,970
                                                        --------------------      -------------------

     Total property, plant and equipment                          64,405,229               62,925,523
                                                        --------------------      -------------------

Other Assets:
    Intangible assets, net of accumulated amortization               972,077                1,014,509
    Other assets                                                     450,206                  453,764
                                                        --------------------      -------------------

      Total other assets                                           1,422,283                1,468,273
                                                        --------------------      -------------------

Total Assets                                            $         99,756,223      $       87,407,494
                                                        ====================      ===================





See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------

UNAUDITED
                                                                   March 31,            September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                    2001                     2000
------------------------------------
                                                        --------------------      -------------------
Current Liabilities:
   Accounts payable                                      $        11,132,780       $       11,003,592
   Current maturities of long-term debt                              727,047                   26,092
   Short-term debt                                                16,410,000               13,295,000
   Dividends payable                                                 531,638                  517,827
   Income taxes payable                                            2,441,986                        -
   Customer deposits                                                 602,225                  506,562
   Accrued expenses                                                4,077,862                3,733,320
   Refunds due customers                                              97,989                  223,009
   Overrecovery of gas costs                                       2,872,878                        -
                                                        --------------------      -------------------

      Total current liabilities                                   38,894,405               29,305,402
                                                        --------------------      -------------------

Long-term Debt, Excluding Current Maturities                      22,596,755               23,310,522

Deferred Credits and Other Liabilities:
   Deferred income taxes                                           4,527,849                4,431,643
   Deferred investment tax credits                                   354,826                  374,056
                                                        --------------------      -------------------

     Total deferred credits and other liabilities                  4,882,675                4,805,699
                                                        --------------------      -------------------

Stockholders' Equity:
   Common stock, $5  par value; authorized,
       10,000,000 shares; issued and outstanding
       1,896,877 and 1,881,733 shares, respectively                9,484,385                9,408,665
   Preferred stock, no par, authorized, 5,000,000
       shares; 0 shares issued and outstanding in
       both 2001 and 2000                                                  -                        -
   Capital in excess of par value                                 10,480,287               10,262,252
   Retained earnings                                              13,417,716               10,314,954
                                                        --------------------      -------------------

      Total stockholders' equity                                  33,382,388               29,985,871
                                                        --------------------      -------------------

Total Liabilities and Stockholders' Equity               $        99,756,223       $       87,407,494
                                                        ====================      ===================






See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
------------------------------------------------------------------------------------------------------------

UNAUDITED
                                                                             Three Months Ended
                                                                                  March 31,
                                                                       2001                       2000
                                                                 ----------------           ----------------
Operating Revenues:
  Gas utilities                                                   $    35,035,162             $   20,980,798
  Propane operations                                                    6,746,311                  5,140,888
  Energy marketing                                                      4,299,983                  2,062,840
  Other                                                                   367,402                    613,965
                                                                 ----------------           ----------------
     Total operating revenues                                          46,448,858                 28,798,491
                                                                 ----------------           ----------------

Cost of Sales:
  Gas utilities                                                        27,979,076                 13,740,905
  Propane operations                                                    3,974,834                  2,600,649
  Energy marketing                                                      4,034,066                  2,033,074
  Other                                                                   289,660                    392,279
                                                                 ----------------           ----------------
     Total cost of sales                                               36,277,636                 18,766,907
                                                                 ----------------           ----------------

Operating Margin                                                       10,171,222                 10,031,584
                                                                 ----------------           ----------------

Other Operating Expenses:
    Other operations                                                    3,436,054                  2,916,678
    Maintenance                                                           369,608                    304,290
    General taxes                                                         503,830                    890,470
    Depreciation and amortization                                       1,239,315                  1,137,186

     Total other operating expenses                                     5,548,807                  5,248,624
                                                                 ----------------           ----------------

Operating Earnings                                                      4,622,415                  4,782,960
                                                                 ----------------           ----------------

Other Deductions, net                                                     (31,483)                   (25,624)
                                                                 ----------------           ----------------

Earnings Before Interest and Income Taxes                               4,590,932                  4,757,336
                                                                 ----------------           ----------------

Interest Charges                                                          772,130                    612,823
                                                                 ----------------           ----------------

Earnings Before Income Taxes                                            3,818,802                  4,144,513
                                                                 ----------------           ----------------

Income Taxes                                                            1,472,287                  1,480,806
                                                                 ----------------           ----------------

Net Earnings                                                            2,346,515                  2,663,707
                                                                 ----------------           ----------------

Other Comprehensive Loss, net of
  $67,721 in income tax                                                  (106,145)                         -
                                                                 ----------------           ----------------

Comprehensive Income                                              $     2,240,370            $     2,663,707
                                                                 ================           ================

Basic Earnings Per Common Share                                   $          1.24            $          1.43
                                                                 ================           ================

Diluted Earnings Per Common Share                                 $          1.24            $          1.42
                                                                 ================           ================

See notes to condensed consolidated financial statements.



RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH AND SIX-MONTH
PERIODS ENDED MARCH 31, 2001 AND 2000
---------------------------------------------------------------------------------------------------------------------------

UNAUDITED
                                                                     Three Months Ended                    Six Months Ended
                                                                         March 31,                            March 31,
                                                                 2001                 2000              2001              2000
                                                            --------------       --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                 $   2,346,515       $    2,663,707     $   4,163,375     $   3,822,872
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization                                  1,261,188            1,158,071         2,518,377         2,308,485
  Loss (gain) on disposal of property                                 (430)                 970            (4,455)           17,250
  Loss on sale of other assets                                           -                    -                 -                 -
  Deferred taxes and investment tax credits                     (1,782,709)            (421,787)       (1,775,528)         (763,427)
  Changes in assets and liabilities which provided
    (used) cash, exclusive of changes and noncash
    transactions shown separately                                5,589,682            3,411,766        (3,416,440)          389,210
                                                            --------------       --------------    --------------    --------------
      Net cash provided by operating activities                  7,414,246            6,812,727         1,485,329         5,774,390
                                                            --------------       --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to utility plant and nonutility property              (1,546,555)          (2,062,787)       (4,014,580)       (4,308,650)
Cost of removal of utility plant, net                               (3,225)             (14,230)          (11,958)          (19,120)
Proceeds from disposal of equipment                                 21,589               12,061            32,910            18,502
                                                            --------------       --------------    --------------    --------------
      Net cash used in investing activities                     (1,528,191)          (2,064,956)       (3,993,628)       (4,309,268)
                                                            --------------       --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                 -                    -                 -                 -
Retirement of long-term debt and capital leases                     (6,463)            (512,599)          (12,812)         (518,506)
Net borrowings (repayments) under lines of credit               (5,327,000)          (4,397,000)        3,115,000          (153,000)
Cash dividends paid                                               (528,973)            (511,965)       (1,046,801)       (1,007,020)
Proceeds from issuance of stock                                    189,643              178,547           293,755           292,740
Capital stock expense                                                    -                    -                 -                 -
                                                            --------------       --------------    --------------    --------------
      Net cash provided by (used in) financing activitie        (5,672,793)          (5,243,017)        2,349,142        (1,385,786)
                                                            --------------       --------------    --------------    --------------

NET INCREASE (DECREASE) IN CASH  AND CASH
   EQUIVALENTS                                                     213,262             (495,246)         (159,157)           79,336

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                             348,830              714,083           721,249           139,501
                                                            --------------       --------------    --------------    --------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                             $     562,092       $      218,837     $     562,092     $     218,837
                                                            ==============       ==============    ==============    ==============


SUPPLEMENTAL INFORMATION:
Interest paid                                                $     660,906       $      491,304     $   1,537,191     $   1,416,696
Income taxes paid, net                                       $   1,361,362       $      529,530     $   1,359,021     $     529,005



See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly RGC Resources, Inc.'s financial position as of March 31, 2001 and the results of its operations and its cash flows for the three months and six months ended March 31, 2001 and 2000. The results of operations for the six months ended March 31, 2001 are not indicative of the results to be expected for the fiscal year ending September 30, 2001.

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

         The Company had entered into futures and swaps, extending through March 2001, for the purpose of hedging the price of propane in order to provide price stability during the winter months. The Company's hedging activities are in accordance with established risk management policies. The hedges qualify as cash flow hedges; therefore, changes in the fair value are reported in Other Comprehensive Income. No portion of the hedges were ineffective during the three months ended March 31, 2001. All hedges have expired as of March 31, 2001.

6. Basic earnings per common share are based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding for the three-month and six-month periods ended March 31, 2001 were 1,893,762 and 1,889,503 compared to 1,864,579 and 1,850,197 for the same periods last year. The weighted average number of shares outstanding assuming dilution were 1,897,760 and 1,893,042 for the three-month and six-month periods ended March 31, 2001 compared to 1,870,731 and 1,856,377 for the same periods last year. The difference between the weighted average number of shares for the calculation of basic and diluted earnings per share relates to the dilutive effect associated with the assumed issuance of stock options as calculated using the Treasury Stock method.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

7. RGC Resources, Inc.'s reportable segments are included in the following table. The segments are comprised of regulated natural gas sales and distribution, propane sales, energy marketing and other. The other segment is composed of the heating and air conditioning business, mapping services, information system services and certain corporate adjustments.


                                                                               Energy
                                                  Natural Gas     Propane     Marketing      Other        Total
                                               ---------------------------------------- --------------------------

          FOR THE THREE MONTHS ENDED MARCH 31, 2001
              Operating revenues                    35,035,162    6,746,311    4,299,983      367,402    46,448,858
              Operating margin                       7,056,086    2,771,477      265,917       77,742    10,171,222
              Earnings before income taxes           2,441,428    1,263,110      257,586     (143,322)    3,818,802


          FOR THE THREE MONTHS ENDED MARCH 31, 2000
              Operating revenues                    20,980,798    5,140,888    2,062,840      613,965    28,798,491
              Operating margin                       7,239,893    2,540,239       29,766      221,686    10,031,584
              Earnings before income taxes           2,888,018    1,187,791       26,922       41,782     4,144,513



                                                                               Energy
                                                  Natural Gas     Propane     Marketing      Other        Total
                                               ---------------------------------------- --------------------------
          FOR THE SIX MONTHS ENDED MARCH 31, 2001
              Operating revenues                    66,859,231   11,778,855    8,126,481      869,454    87,634,021
              Operating margin                      14,286,745    4,868,785      426,754      212,807    19,795,091
              Earnings before income taxes           4,561,424    1,935,061      409,078     (252,408)    6,653,155


          As of March 31, 2001:
              Total assets                          80,803,118   14,800,222    2,231,411    1,921,472    99,756,223


          FOR THE SIX MONTHS ENDED MARCH 31, 2000
              Operating revenues                    36,258,404    8,282,975    4,035,495      793,810    49,370,684
              Operating margin                      12,903,903    4,189,453       65,200      296,361    17,454,917
              Earnings before income taxes           4,243,775    1,557,591       59,604       99,190     5,960,160


          As of March 31, 2000:
              Total assets                          66,807,246   13,021,881    1,021,488      712,740    81,563,355



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

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------
OPERATIONS
----------


RESULTS OF OPERATIONS

Consolidated net earnings for the three-month period and six-month periods ended March 31, 2001 were $2,240,370 and $4,163,375, respectively, compared to $2,663,707 and $3,822,872 for the same period last year.

Total operating revenues for the three months ended March 31, 2001 increased $17,650,367, or 61.3 percent, as energy prices remained at levels significantly higher than the same period last year. Even though the weather for the quarter ended March 31, 2001 was 9 percent colder than the same period last year, total deliveries for natural gas and propane volumes each declined by nearly 2 percent as high energy prices prompted consumers to focus on energy conservation and seek lower-cost alternative fuel sources. Sales of non-transporting (primarily residential and commercial customers) natural gas volumes increased by 149,342 dekatherms (DTH), or 4 percent, during the current quarter while natural gas transportation volumes declined by 238,815 DTH, or 27 percent, as high natural gas prices caused several large industrial customers to switch to oil as their primary energy source. Most of these customers had returned to natural gas in March as natural gas prices began to decline. Propane deliveries declined by 66,667 gallons, or 2 percent, from the same period last year even though weather was 9 percent colder and total customer base grew at a rate of 7 percent. A combination of the loss of a couple of high-volume, low-margin propane customers, energy conservation efforts and utilization of other energy sources by customers such as wood caused the decline in volumes. The unregulated energy marketing division experienced an increase in revenues of $2,237,143, or 108 percent, on a reduction in natural gas volumes of 67,985 DTH, or 10 percent, as compared to the same period last year. The decline in volumes is attributed to industrial customers switching to lower cost energy sources during the peak pricing months of January and February.

Total operating margin increased by $139,638, or 1 percent, for the quarter ended March 31, 2001 compared to the same period last year. Natural gas margin declined $183,807, or 2.5 percent, as total delivered natural gas volumes declined by 2 percent. The natural gas margin would have experienced a slight increase for the period except for the removal of the gross receipts tax component from revenues beginning January 1, 2001. This change is discussed in more detail in the section below. Propane margins increased by $231,238, or 9 percent, compared to the same period last year. Propane margins benefitted from the utilization of propane price cap hedges during January and February. These derivative instruments hedged a portion of the Company's spot market supply of propane, thereby reducing cost of sales during the period. The energy marketing division continued to benefit from the fixed price natural gas contract the Company entered into during last summer, which locked in a below-market rate for natural gas purchases. Energy marketing margins increased $236,151, or 793 percent, over the same period last year on a 10 percent decline in volume. The fixed price contract expired at March 31, 2001, and energy marketing margins are expected to return to the prior year levels. Other margins declined by $143,944, or 65 percent, as losses were experienced in the heating and air conditioning division because of cost overruns on certain contract jobs and a slow down in the heating and air conditioning business.

Other operations expenses increased by $519,376, or 18 percent, for the three-month period ended March 31, 2001 compared to the same period last year. More than 70 percent of the increase was attributable to increases in bad debt reserves related to the increase in gross revenues of more than 60 percent. Customer delinquencies are, and will continue to be, an area of focus for the current year as high energy prices continue to affect the collectibility of customer balances. Most of the remaining increase relates to higher payroll, insurance and post-retirement benefits expense. Maintenance activities exceeded last year's levels as the sharply colder weather in November and December required additional maintenance on regulation equipment for both the natural gas and propane companies.

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------
OPERATIONS
----------

The decrease in general taxes for the three month period ended March 31, 2001 as compared to the same period last year resulted primarily from the elimination of state and local gross receipts taxes on public utilities by the Commonwealth of Virginia effective January 1, 2001. A consumption tax and a state income tax replaced the gross receipts tax. Gross receipts taxes totaled $473,655 for the three month period ended March 31, 2000 and were included in the Company's billing rates and recorded as both operating revenues and general tax expense. The new consumption tax is added to customer bills based on the volume of natural gas consumed. The Company does not include the consumption tax in either operating revenues or general tax expense. This tax is a pass-through from the customer to the Commonwealth of Virginia and the localities in which the utility operates within Virginia. The state income tax is reflected in the income tax amount.

Continued growth in the Company's utility property, related to the addition of new customers to the distribution system and the Company's renewal program for replacement of older facilities, and the addition of new propane customers have increased depreciation expense $102,129, or 9 percent. Interest charges increased $159,307, or 26 percent, from the same period last year as the Company's average total debt position for the current quarter rose by nearly 34 percent. The additional debt was required to finance significantly higher balances in accounts receivable and inventories related to higher gas prices, and to a lesser extent, the financing of capital expenditures in the natural gas and propane operations. Income taxes declined by 1 percent for the quarter even though earnings before income taxes decreased by more than 5 percent. The higher effective tax rate relates to the implementation of a state income tax on the natural gas utility business in Virginia as discussed above.

For the six-month period ended March 31, 2001, total operating margin increased $2,340,174, or 13.4 percent, from the same period last year. The natural gas margin increased $1,382,842, or 10.7 percent, as total natural gas deliveries grew by 807,791 DTH, or 10 percent, from the same period last year, on weather that was 21 percent colder. Conservation efforts and energy switching during the second quarter mitigated the increase in margin. Propane margins increased $679,332, or 16 percent, as gallons delivered increased by 6 percent. As with natural gas activity, propane was affected by customer conservation efforts and use of alternative fuels. The energy marketing division continued to benefit from the fixed price natural gas contract the Company entered into during last summer. Energy marketing margins increased $361,554, or 555 percent, over the same period last year on a 6 percent decline in volume due to the fixed price contract providing for lower cost natural gas. The fixed price contract expired at March 31, 2001, and energy marketing margins are expected to return to prior year levels.

For the six-month period ended March 31, 2001, other operations expenses increased $1,041,001, or 18 percent, from the same period last year. Over half of the increase related to higher bad debt expense associated with the significantly higher billings due to high gas costs and colder weather. The balance of the increase derived from the activities of the Company's newest business ventures that began operations in January 2000 and from higher payroll, insurance and post-retirement benefit costs. General taxes increased less than 1 percent, as the elimination of gross receipts tax beginning January 1, 2001 offset the significantly higher gross receipts tax incurred in the first quarter due to greater sales volumes and significantly higher billing rates related to the high gas costs. Depreciation increased $221,743, or 10 percent, on the greater utility and non-utility plant balances. Interest charges grew by nearly $334,194, or 27 percent, for the six month period ended March 31, 2001, as compared to the same period last year as short-term debt levels have increased to finance significantly higher accounts receivable and inventory balances attributed to the high natural gas and propane costs. The implementation of state income tax on the Virginia natural gas operations combined with higher pre-tax earnings resulted in income tax expense increasing by more than 16 percent over the same six month period last year.

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


REGULATORY AFFAIRS

The State Corporation Commission (SCC) in Virginia has been very busy during the first part of this year drafting rules to conform to legislative changes made by the 2001 session of the Virginia General Assembly. On May 4, 2001, the State Corporation Commission staff issued proposed rules for retail access to competitive energy services. These rules will set the boundaries for both utilities and competitive service providers as the energy industry becomes more open to competition. The Commission also promulgated new rules to conform current practice to the legislative changes in the underground damage prevention rules.

RGC Resources, Inc. filed with the SCC in March 2001 for authority to establish a service company that would provide shared services currently being performed by Roanoke Gas Company. The SCC granted the request effective April 1, 2001. Additionally, the SCC gave Roanoke Gas Company permission to extend the gas cost hedging program that the Commission had previously let expire. The SCC supported the proposed use of hedging to help stabilize energy costs in the future. The West Virginia Public Service Commission also issued an Order approving Bluefield Gas Company's request to extend the previously approved gas cost hedging program. On March 31, 2001, the Company did not have any gas cost hedging arrangements in place.


ENERGY COSTS

A combination of colder than normal weather in November and December, lower inventories of natural gas and propane and increased demand from electric generation plants have driven heating fuel prices to unprecedented levels. NYMEX natural gas contracts, an industry standard for measuring energy prices, averaged $7.05 per DTH for the three month period ended March 31, 2001 compared to $2.53 per DTH for the same period last year. Similarly, NYMEX contracts for propane were $0.672 and $0.474 for the same periods, respectively.

Increased exploration activity is expected to make a positive impact on energy prices as supplies increase. In the short-term, however, energy prices are expected to remain elevated due to lower than usual storage levels and increasing demand for natural gas in electric generation.

The higher energy costs may lead to reduced sales as a result of (i) energy switching and conservation efforts by our customers, (ii) higher accounts receivable delinquencies due to the inability of customers to pay higher gas bills, and (iii) higher financing costs because of higher inventory and accounts receivable levels.

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------
OPERATIONS


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


FORWARD-LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following ones: (i) temporary rate freezes in both regulated jurisdictions; (ii) failure to earn on a consistent basis an adequate return on invested capital; (iii) increasing expenses and labor costs and labor availability; (iv) price competition from alternative fuels; (v) volatility in the price of natural gas and propane; (vi) uncertainty in the projected rate of growth of natural gas and propane requirements in the Company's service area;
(vii) general economic conditions both locally and nationally; (viii) increases in interest rates; (ix) increased customer delinquencies and conservation efforts resulting from high fuels costs; and (x) developments in electricity and natural gas deregulation and associated industry restructuring. In addition, the Company's business is seasonal in character and strongly influenced by weather conditions. Substantial changes in winter heating degree-days from normal or mean can have significant short-term impacts on revenues and gross margin.

                           Part II - Other Information


Item 2.  Changes in Securities.

         Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the "Restricted Stock Plan"), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions ("restricted stock"). A participant can, subject to approval of the Board, elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company's common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on section 3(a)(11) and section 4(2) exemptions under the Securities Act of 1993 (the "Act") and will vest only in the case of the participant's death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company by the participant's voluntary resignation during his term on the Board or removal for cause as a director. During the quarter ended March 31, 2001, the Company issued a total of 474 shares of restricted stock pursuant to the Restricted Stock Plan as follows:


         Investment Date                 Price              Number of Shares
         ---------------                 -----              ----------------
         1-1-2001                       $19.250                  135.066
         2-1-2001                       $19.625                  169.171
         3-1-2001                       $19.500                  170.256


         On February 1, 2001 and March 1, 2001, the Company issued a total of
         226.051 shares of its common stock as bonuses to certain employees and management personnel as rewards for attendance and performance. The
         226.051 shares were not issued in a transaction constituting a "sale" within the meaning of section 2(3) of the Act.

Item 4.  Submission of Matters to a vote of Security Holders

         On January 22, 2001, the Company held its Annual Meeting of Shareholders. At the meeting, Abney S. Boxley, S. Frank Smith and John
         B. Williamson, III were each reelected as Class A directors until the Annual Meeting of Shareholders to be held in 2004. For the Class A directors, 1,468,092 votes were cast in favor, and 7,325 votes were withheld. There were no broker non-votes.

         Lynn D. Avis, J. Allen Layman and Thomas L. Robertson continue as Class B directors until the Annual Meeting of Shareholders to be held in 2002. Frank T. Elliot and F. A. Farmer, Jr. continue as Class C directors until the Annual Meeting of Shareholders to be held in 2003.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Number            Description

                  10(g)(g)(g)*      Change in Control Agreement between John B.
                                    Williamson, III and RGC Resources, Inc.
                                    dated March 1, 2001.

                  10(h)(h)(h)*      Change in Control Agreement between Roger L.
                                    Baumgardner and RGC Resources, Inc. dated
                                    March 1, 2001.

                  10(i)(i)(i)*      Change in Control Agreement between Arthur
                                    L. Pendleton and RGC Resources, Inc. dated
                                    March 1, 2001.


                  10(j)(j)(j)*      Change in Control Agreement between John S.
                                    D'Orazio and RGC Resources, Inc. dated
                                    March 1, 2001.

                  -------------

                  *Management contract or compensatory plan or agreement.


         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed for the three months ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                              RGC Resources, Inc.


Date: May 15, 2001                            By: s/Roger L. Baumgardner
                                                    Roger L. Baumgardner
                                                    Vice President/Secretary
                                                       and Treasurer

                                  EXHIBIT INDEX

         Number            Description

         10(g)(g)(g)*      Change in Control Agreement between John B.
                           Williamson, III and RGC Resources, Inc. dated
                           March 1, 2001.

         10(h)(h)(h)*      Change in Control Agreement between Roger L.
                           Baumgardner and RGC Resources, Inc. dated March 1,
                           2001.

         10(i)(i)(i)*      Change in Control Agreement between Arthur L.
                           Pendleton and RGC Resources, Inc. dated March 1,
                           2001.

         10(j)(j)(j)*      Change in Control Agreement between John S. D'Orazio
                           and RGC Resources, Inc. dated March 1, 2001.


         ---------------

         *Management contract or compensatory plan or agreement.