Form 10-Q
period 2001-06-30
RGC RESOURCES INC
filed 2001-08-14
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended          June 30, 2001
                           ----------------

Commission File Number     000-26591
                           -----------------


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.    Yes  X       No
                                                          -------     ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


           Class                               Outstanding at June 30, 2001
---------------------------------------   --------------------------------------
Common Stock, $5 Par Value                                 1,906,825


RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

                                                                         June 30,            September 30,
ASSETS                                                                     2001                   2000
------
                                                                     -----------------      ----------------
Current Assets:
     Cash and cash equivalents                                      $          208,945     $         721,249
         Accounts receivable - (less allowance for
         uncollectibles of $1,950,691 and $314,081,
         respectively)                                                       8,942,845             6,251,248
     Inventories                                                            11,262,122            12,421,327
     Prepaid income taxes                                                            -               464,299
     Deferred income taxes                                                   3,759,587             1,836,581
     Underrecovery of gas costs                                                      -               888,687
     Other                                                                     579,950               430,307
                                                                     -----------------      ----------------

         Total current assets                                               24,753,449            23,013,698
                                                                     -----------------      ----------------

Property, Plant And Equipment:
     Utility plant in service                                               82,251,644            78,780,014
     Accumulated depreciation                                              (31,157,933)          (28,765,599)
                                                                     -----------------      ----------------
     Utility plant in service, net                                          51,093,711            50,014,415
     Construction work-in-progress                                           1,846,223             1,562,138
                                                                     -----------------      ----------------

     Utility Plant, Net                                                     52,939,934            51,576,553
                                                                     -----------------      ----------------

     Nonutility property                                                    17,957,655            16,393,264
     Accumulated depreciation                                               (5,987,380)           (5,044,294)
                                                                     -----------------      ----------------

     Nonutility property, net                                               11,970,275            11,348,970
                                                                     -----------------      ----------------

         Total property, plant and equipment                                64,910,209            62,925,523
                                                                     -----------------      ----------------

Other Assets
     Intangible assets, net of accumulated amortization                        948,728             1,014,509
     Other assets                                                              364,993               453,764
                                                                     -----------------      ----------------

         Total other assets                                                  1,313,721             1,468,273
                                                                     -----------------      ----------------

Total Assets                                                        $       90,977,379     $      87,407,494
                                                                     =================      ================




See notes to condensed consolidated financial statements.
-----------------------------------------------------------------




RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------

UNAUDITED
                                                                         June 30,            September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                       2001                   2000
------------------------------------
                                                                     -----------------      ----------------

Current Liabilities:
     Accounts payable                                               $        8,995,753     $      11,003,592
     Current maturities of long-term debt                                      777,538                26,092
     Short-term debt                                                        12,198,000            13,295,000
     Dividends payable                                                         534,197               517,827
     Income taxes payable                                                    1,455,157                     -
     Customer deposits                                                         540,493               506,562
     Accrued expenses                                                        3,685,754             3,733,320
     Refunds due customers                                                      63,954               223,009
     Overrecovery of gas costs                                               1,485,445                     -
     Other liabilities                                                       1,458,775                     -
                                                                     -----------------      ----------------
         Total current liabilities                                          31,195,066            29,305,402
                                                                     -----------------      ----------------

Long-term Debt, Excluding Current Maturities                                22,539,684            23,310,522
                                                                     -----------------      ----------------

Deferred Credits and Other Liabilities:
     Deferred income taxes                                                   4,575,462             4,431,643
     Deferred investment tax credits                                           345,211               374,056
                                                                     -----------------      ----------------

         Total deferred credits and other liabilities                        4,920,673             4,805,699
                                                                     -----------------      ----------------

Stockholders' Equity:
     Common stock, $5  par value; authorized,
         10,000,000 shares; issued and outstanding
         1,906,825 and 1,881,733 shares, respectively                        9,534,125             9,408,665
     Preferred stock, no par, authorized, 5,000,000
         shares; 0 shares issued and outstanding in
         both 2001 and 2000                                                          -                     -
     Capital in excess of par value                                         10,619,727            10,262,252
     Retained earnings                                                      12,236,919            10,314,954
     Accumulated comprehensive loss                                            (68,815)                    -
                                                                     -----------------      ----------------
         Total stockholders' equity                                         32,321,956            29,985,871
                                                                     -----------------      ----------------


Total Liabilities and Stockholders' Equity                          $       90,977,379     $      87,407,494
                                                                     =================      ================



See notes to condensed consolidated financial statements.
-----------------------------------------------------------------



RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS FOR THE THREE-
MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

UNAUDITED
                                                                   Three Months Ended               Nine Months Ended
                                                                        June 30,                        June 30,
                                                                  2001           2000             2001            2000
                                                              -------------  -------------   --------------  --------------
Operating Revenues:
     Gas utilities                                           $  11,464,101  $  10,421,581   $    78,323,332 $    46,679,985
     Propane operations                                          1,844,375      1,370,414        13,623,230       9,653,389
     Energy marketing                                            3,390,878      2,269,553        11,517,359       6,305,048
     Other                                                         301,768        745,775         1,171,222       1,539,585
                                                              -------------  -------------   --------------  --------------
         Total operating revenues                               17,001,122     14,807,323       104,635,143      64,178,007
                                                              -------------  -------------   --------------  --------------

Cost of Sales:
     Gas utilities                                               7,868,102      6,619,117        60,440,588      29,973,618
     Propane operations                                          1,105,317        803,347         8,015,387       4,896,869
     Energy marketing                                            3,354,405      2,234,014        11,054,132       6,204,309
     Other                                                         181,886        492,681           838,533         990,130
                                                              -------------  -------------   --------------  --------------
         Total cost of sales                                    12,509,710     10,149,159        80,348,640      42,064,926
                                                              -------------  -------------   --------------  --------------

Operating Margin                                                 4,491,412      4,658,164        24,286,503      22,113,081
                                                              -------------  -------------   --------------  --------------

Other Operating Expenses:
     Other operations                                            2,930,556      2,544,436         9,661,662       8,234,541
     Maintenance                                                   375,429        302,613         1,043,221         930,646
     General taxes                                                 371,014        580,469         2,017,329       2,216,194
     Depreciation and amortization                               1,239,310      1,135,206         3,713,936       3,388,089
                                                              -------------  -------------   --------------  --------------
         Total other operating expenses                          4,916,309      4,562,724        16,436,148      14,769,470
                                                              -------------  -------------   --------------  --------------

Operating Earnings (Loss)                                         (424,897)        95,440         7,850,355       7,343,611
                                                              -------------  -------------   --------------  --------------

Other Deductions, net                                              (24,319)       (20,164)          (85,534)        (81,487)
                                                              -------------  -------------   --------------  --------------

Earnings (Loss) Before Interest and Income Taxes                  (449,216)        75,276         7,764,821       7,262,124
                                                              -------------  -------------   --------------  --------------

Interest Charges                                                   597,719        557,788         2,158,601       1,784,476
                                                              -------------  -------------   --------------  --------------

Earnings (Loss) Before Income Taxes                             (1,046,935)      (482,512)        5,606,220       5,477,648
                                                              -------------  -------------   --------------  --------------

Income Taxes                                                      (400,334)      (182,407)        2,089,446       1,954,881
                                                              -------------  -------------   --------------  --------------

Net Earnings (Loss)                                               (646,601)      (300,105)        3,516,774       3,522,767
                                                              -------------  -------------   --------------  --------------

Other Comprehensive Loss, net of $43,904 in income tax             (68,815)             -           (68,815)              -
                                                              -------------  -------------   --------------  --------------

Comprehensive Income (Loss)                                  $    (715,416) $    (300,105)  $     3,447,959 $     3,522,767
                                                              =============  =============   ==============  ==============

Basic Earnings (Loss) Per Common Share                       $       (0.34) $       (0.16)  $          1.86 $          1.90
                                                              =============  =============   ==============  ==============

Diluted Earnings (Loss) Per Common Share                     $       (0.34) $       (0.16)  $          1.85 $          1.89
                                                              =============  =============   ==============  ==============

See notes to condensed consolidated financial statements.
-----------------------------------------------------------



RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH AND NINE-MONTH
PERIODS ENDED JUNE 30, 2001 AND 2000

UNAUDITED
                                                            Three Months Ended                       Nine Months Ended
                                                                 June 30,                                June 30,
                                                         2001                 2000              2001                2000
                                                   ----------------       -------------     -------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                               $        (646,601)      $    (300,105)    $    3,516,774    $       3,522,767
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization                           1,261,186           1,155,719          3,779,563            3,464,204
  Loss on disposal of property                                6,595               6,765              2,140               24,015
  Loss on sale of other assets                                    -                   -                  -                    -
  Deferred taxes and investment tax credits                 (32,504)            408,554         (1,808,032)            (354,873)
  Changes in assets and liabilities which provided
     cash, exclusive of changes and noncash
     transactions shown separately                        5,391,976             846,967          1,975,536            1,236,177
                                                   ----------------       -------------      -------------     -----------------
       Net cash provided by operating activities          5,980,652           2,117,900          7,465,981            7,892,290
                                                   ----------------       -------------      -------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property       (1,763,426)         (1,658,325)        (5,778,006)         (5,966,975)
Cost of removal of utility plant, net                       (15,758)            (22,173)           (27,716)            (41,293)
Proceeds from disposal of equipment                           6,423              24,291             39,333              42,793
       Net cash used in investing activities             (1,772,761)         (1,656,207)        (5,766,389)         (5,965,475)
                                                   ----------------       -------------      -------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                          -                   -                  -                   -
Retirement of long-term debt and capital leases              (6,580)             (6,125)           (19,392)           (524,631)
Net repayments under lines of credit                     (4,212,000)            (64,000)        (1,097,000)           (217,000)
Cash dividends paid                                        (531,638)           (514,314)        (1,578,439)         (1,521,334)
Proceeds from issuance of stock                             189,180             134,834            482,935             427,574
                                                   ----------------       -------------      -------------     -----------------
       Net cash used in financing activities             (4,561,038)           (449,605)        (2,211,896)         (1,835,391)
                                                   ----------------       -------------      -------------     -----------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         (353,147)             12,088           (512,304)            91,424

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                       562,092             218,837            721,249            139,501
                                                   ----------------       -------------      -------------     -----------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                   $         208,945      $      230,925    $       208,945    $       230,925
                                                   ================       =============      =============     =================

SUPPLEMENTAL INFORMATION:
Interest paid                                     $         718,910      $      694,531    $    2,256,101    $      2,111,227
Income taxes paid, net                            $         619,000      $       12,824    $    1,978,021    $        541,829


See notes to condensed consolidated financial statements.
---------------------------------------------------------

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of RGC Resources, Inc. and its subsidiaries (the "Company") as of June 30, 2001 and the results of its operations and its cash flows for the three months and nine months ended June 30, 2001 and 2000. The results of operations for the nine months ended June 30, 2001 are not indicative of the results to be expected for the fiscal year ending September 30, 2001.

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

5. On October 1, 2000, the Company adopted the provisions of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended and interpreted. SFAS No. 133 requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The adoption of the standard did not have a material impact on the results of operations or other comprehensive income.

         The Company's risk management policy allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations. The key market risks that RGC Resources, Inc. would seek to hedge include the price of natural gas and propane gas and the cost of borrowed funds.

         The Company entered into futures and swaps during the quarter ended June 30, 2001 for the purpose of hedging the price of propane in order to provide price stability during the winter months. The Company's hedging activities are in accordance with established risk management policies. The hedges qualify as cash flow hedges; therefore, changes in the fair value are reported in Other Comprehensive Income. No portion of the hedges were ineffective during the three months and nine months ended June 30, 2001.

         During the quarter ended June 30, 2001, the Company also entered into a no cost collar arrangement for the purchase of natural gas for the purpose of providing price stability during the winter months. The fair value of this instrument is recorded in the balance sheet; however, net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from the derivative arrangement is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia State Corporation Commission (SCC) and the West Virginia Public Service Commission (PSC) currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contract will be passed through to customers when realized.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

6. In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, BUSINESS COMBINATIONS. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

         In July 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which is effective for fiscal years beginning after December 15, 2001 with earlier adoption permitted. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and the implementation of an impairment test to determine any devaluation and resulting adjustment to goodwill. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption and at least annually thereafter. The Company is currently assessing but has not determined the impact of SFAS No. 142 on its financial position and results of operations.


7. Basic earnings per common share are based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding for the three-month and nine-month periods ended June 30, 2001 were 1,903,562 and 1,894,189 compared to 1,873,076 and 1,857,796, respectively, for the same periods last year. The weighted average number of shares outstanding assuming dilution were 1,903,562 and 1,897,741 for the three-month and nine-month periods, respectively, ended June 30, 2001 compared to 1,873,076 and 1,862,035, respectively, for the same periods last year. The difference between the weighted average number of shares for the calculation of basic and diluted earnings per share relates to the dilutive effect associated with the assumed issuance of stock options as calculated using the Treasury Stock method.


8. RGC Resources, Inc.'s reportable segments are included in the following table. The segments are composed of regulated natural gas sales and distribution, propane sales, energy marketing and other. The other segment is composed of the heating and air conditioning business, mapping services, information system services and certain corporate adjustments.


                                                                              Energy
                                             Natural Gas      Propane       Marketing        Other          Total
                                            -------------- ------------------------------------------- ---------------
FOR THE THREE MONTHS ENDED JUNE 30, 2001
----------------------------------------
          Operating revenues                   $11,464,101     $1,844,375      $3,390,878     $301,768     $17,001,122
          Operating margin                       3,595,999        739,058          36,473      119,882       4,491,412
          Earnings before income taxes            (444,139)      (474,618)         29,144     (157,322)     (1,046,935)


FOR THE THREE MONTHS ENDED JUNE 30, 2000
          Operating revenues                   $10,421,581     $1,370,414      $2,269,553     $745,775     $14,807,323
          Operating margin                       3,802,464        567,067          35,539      253,094       4,658,164
          Earnings before income taxes            (126,183)      (441,094)         32,490       52,275        (482,512)









                                                                              Energy
                                             Natural Gas      Propane       Marketing        Other          Total
                                            -------------- ------------------------------------------- ---------------

FOR THE NINE MONTHS ENDED JUNE 30, 2001
---------------------------------------
          Operating revenues                   $78,323,332    $13,623,230     $11,517,359   $1,171,222    $104,635,143
          Operating margin                      17,882,744      5,607,843         463,227      332,689      24,286,503
          Earnings before income taxes           4,117,285      1,460,443         438,222     (409,730)      5,606,220


As of June 30, 2001:
          Total assets                         $73,707,772    $13,539,616      $1,859,613   $1,870,378     $90,977,379


FOR THE NINE MONTHS ENDED JUNE 30, 2000
          Operating revenues                   $46,679,985     $9,653,389      $6,305,048   $1,539,585     $64,178,007
          Operating margin                      16,706,367      4,756,520         100,739      549,455      22,113,081
          Earnings before income taxes           4,117,592      1,116,497          92,094      151,465       5,477,648


As of June 30, 2000:
          Total assets                         $65,270,095    $11,920,011      $1,298,434   $1,937,987     $80,426,527



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

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS

RESULTS OF OPERATIONS

Consolidated net earnings (loss) for the three-month and nine-month periods ended June 30, 2001 were $(646,601) and $3,516,774, respectively, compared to $(300,105) and $3,522,767 for the same periods last year.

Total operating revenues for the three months ended June 30, 2001 increased $2,193,799, or 14.8 percent, as energy prices declined from their winter highs but remained at higher levels than for the same period last year. The weather for the quarter ended June 30, 2001 was 18 percent warmer than the same period last year, resulting in the decline of total natural gas deliveries by nearly 10 percent. However, average price per non-transporting dekatherm (DTH) delivered increased by nearly 22 percent over last year's price. High energy prices may have prompted some consumers to conserve energy or seek lower-cost alternative fuel sources. Propane deliveries increased by 274,752 gallons, or 21 percent, over the same period last year, even though weather was 18 percent warmer. The growth in propane sales resulted from a combination of two factors. First, special price promotions were offered during the Spring to bolster sales. Second, the number of customers continued to grow, though not at the same rate as during the last few years. The unregulated energy marketing division experienced an increase in revenues of $1,121,325, or 49 percent, as increases in gas costs more than offset a reduction in natural gas volumes of 41,742 DTH from the same period last year. The decline in volumes is attributed to reduced industrial production due to the slowing economy and certain industrial customers continuing to use lower-cost alternative energy sources. Other revenues declined by $444,007, or nearly 60 percent, as the heating and air conditioning business was affected by a change in management personnel, reduced demand for equipment and a highly competitive market.

Total operating margin decreased by $166,752, or 3.6 percent, for the quarter ended June 30, 2001 compared to the same period last year. Natural gas margins declined $206,465, or 5.4 percent, as total delivered natural gas volumes declined by 9.7 percent from last year's levels. The reduction in the natural gas margin was primarily caused by a combination of reduced natural gas volumes and the elimination of the gross receipts tax component from revenues beginning January 1, 2001. The elimination of the gross receipts tax is discussed in more detail below. Propane margins increased by $171,991, or 30 percent, compared to the same period last year. Propane margins benefitted from a 21 percent increase in gallons delivered and an 8 percent increase in per-gallon margin. The energy marketing division margin returned to normal levels as the fixed-price natural gas contract the Company entered into during last Summer expired in March. Energy marketing margins increased $934, or 2.6 percent, over the same period last year on a 6 percent decline in volume. Other margins declined by $133,212, or 53 percent, as significantly lower margins were experienced in the heating and air conditioning division because of a slow down in the heating and air conditioning business and strong competition in the West Virginia markets.

Other operations expenses increased by $386,120, or 15 percent, for the three-month period ended June 30, 2001 compared to the same period last year. More than 94 percent of the increase was attributable to additions to bad debt reserves due to concerns over collectibility of high customer balances. Past due balances are more the double last year's amounts as total revenues have increased by 63 percent for the year. The combination of high energy costs, which affected more customers than in prior years, and regulatory requirements in the natural gas operations, which limited the Company's ability to disconnect customers for non payment in the winter months, intensified the delinquency problem. Reducing customer delinquencies will continue to be a primary focus for the balance of the current year and next year, as energy prices are expected to remain at higher levels than in recent years. Maintenance activities exceeded last year's levels because of the continued maintenance on the natural gas distribution system necessary from the impact of the colder Winter on regulation equipment and facilities.

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS

General taxes decreased $209,455, or 36 percent, for the three-month period ended June 30, 2001 compared to the same period last year primarily as a result of the elimination of state and local gross receipts taxes on public utilities by the Commonwealth of Virginia that became effective January 1, 2001. A consumption tax and a state income tax replaced the gross receipts tax. Gross receipts taxes totaled $194,992 for the three-month period ended June 30, 2000 and were included in the Company's billing rates and recorded as both operating revenues and general tax expense. The new consumption tax is added to customer bills based on the volume of natural gas consumed. The Company does not include the consumption tax in either operating revenues or general tax expense. This tax is a pass-through from the customer to the Commonwealth of Virginia and the localities in which the utility operates within Virginia. The state income tax is included in the income tax amount.

Continued growth in the Company's utility property, related to the addition of new customers to the distribution system and the Company's renewal program for replacement of older facilities, and the addition of new propane customers have increased depreciation expense $104,104, or 9 percent. Interest charges increased $39,931, or 7 percent, from the same period last year as the Company's average total debt position for the current quarter rose by nearly 22 percent. The increase in average total debt for the quarter was attributable to short-term borrowings under the Company's lines-of-credit. As the lines-of-credit are variable-rate instruments, the Company was able to benefit from reductions in the prime lending rate. The effective interest rate for the quarter on short-term debt declined by 216 basis points, or 31 percent, from the same period last year. The additional debt was required to finance significantly higher balances in accounts receivable and inventories related to higher gas prices and, to a lesser extent, the financing of capital expenditures in the natural gas and propane operations. Income tax benefit increased by 217,927, or 119 percent, as loss before income taxes increased by more than 117 percent.

For the nine-month period ended June 30, 2001, total operating margin increased $2,173,422, or 9.8 percent, from the same period last year. The natural gas margin increased $1,176,377, or 7 percent, as total natural gas deliveries increased by 619,664 DTH, or 6 percent, from the same period last year, on weather that was 17 percent colder. Non-transporting sales increased 13 percent, while transportation deliveries declined by 14 percent. Conservation efforts and energy switching during the Winter mitigated the increase in margin. Propane margins increased $851,323, or 18 percent, as gallons delivered increased by nearly 9 percent. As with natural gas activity, propane was affected by customer conservation efforts and use of alternative fuels. The energy marketing division benefitted from the fixed-price natural gas contract the Company entered into during last Summer. The contract locked-in the purchase price of natural gas significantly below the high winter spot-market prices. As a result, energy marketing margins increased $362,488, or 360 percent, over the same period last year on a 6 percent decline in volume. The fixed-price contract expired at March 31, 2001, and energy marketing margins have returned to prior year levels.

For the nine-month period ended June 30, 2001, other operations expenses increased $1,427,121 or 17 percent, from the same period last year. Approximately two-thirds of the increase was attributable to higher bad debt expense associated with the significantly higher billings due to high gas costs and colder weather, causing a greater number of customers to be unable to pay their bills. The balance of the increase derived from the activities of the Company's newest business ventures that began operations in January 2000 and from higher payroll, insurance and post-retirement benefit costs. General taxes declined by 9 percent, as the elimination of gross receipts tax beginning January 1, 2001 more than offset the significantly higher gross receipts tax incurred in the first quarter due to greater sales volumes and significantly higher billing rates from high gas costs. Depreciation increased $325,847, or 10 percent, on the greater utility and non-utility plant balances. Interest charges grew by $374,125, or 20 percent, for the nine-month period ended June 30, 2001, compared to the same period last year as short-term debt levels increased to finance significantly higher accounts receivable and inventory balances attributable to the high natural gas and propane costs. The overall increase in interest expense was mitigated by a reduction in

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS

average short-term interest rates from last year's levels. The effective short-term rate declined from 6.51 percent to 6.13 percent between the two periods. The implementation of state income tax on the Virginia natural gas operations combined with higher pre-tax earnings to result in an increase in income tax expense of 7 percent over the same nine-month period last year.

The nine-month earnings presented herein should not be considered as indicative of the Company's consolidated financial results for the fiscal year ending September 30, 2001. The total revenues during the first nine months reflect higher billings due to the weather sensitive nature of the gas business and higher energy costs. The last three months of the fiscal year are generally loss months as process fuel and not heating is the primary demand during this time.

ENERGY COSTS

Natural gas and propane prices have returned closer to normal levels. The settlement price of the April, May and June 2001 NYMEX natural gas contracts, an industry standard for measuring energy prices, averaged $4.671 compared to an average of $3.465 for the same period last year and an average of $7.093 for the first quarter of 2001. The NYMEX propane contracts for April, May and June of 2001 averaged $0.520 compared to $0.494 for the same period last year and $0.672 for the previous quarter.

The number of active natural gas wells has increased more than 250 percent since April 1999. Increased exploration activity has made an impact on natural gas prices by increasing supply and storage levels. According to the American Gas Association, for the week ending July 13, 2001, total US underground natural gas storage amounted to 2,042 BCF (billion cubic feet) of working gas compared to 1,803 BCF for the same week last year. Propane inventories have experienced similar increases over last year's levels.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary capital needs are for the funding of its continuing construction program and the seasonal funding of its stored natural gas inventories. The Company's construction program is comprised of a combination of replacing old bare steel and cast iron pipe with new plastic pipe and expansion of natural gas and propane service to new customers. Total capital expenditures for the three-month and nine-month periods ended June 30, 2001 were $1,763,426 and $5,778,006, respectively.

The Company also is funding seasonal levels of natural gas inventories. From April through October, natural gas is purchased and stored for sale in the colder winter months. Due to increased wholesale gas costs, natural gas inventory values have increased more than 50 percent over the same period last year on comparable storage volumes. Furthermore, accounts receivable balances have increased over last year due to the higher gas costs and increased delinquent balances due to the cold winter and high prices. As a result of the higher delinquency levels, the Company has increased its reserve for uncollectibles.

Short-term borrowings, together with internally generated funds and the sale of Common Stock through the Company's Dividend Reinvestment and Stock Purchase Plan, have been adequate to cover construction costs, debt service, dividend payments and inventories. Total outstanding balances on the Company's lines-of-credits at June 30, 2001 were $12,198,000 compared to $6,146,000 for the same period last year. Furthermore, the Company's temporary increase in borrowing limits expired June 30, 2001, and total available lines-of-credit decreased from $30,000,000 to $23,500,000. The Company sought the increase to provide additional working capital to fund the higher inventory and accounts receivable balances generated by higher gas costs during the Winter.

At June 30, 2001, the Company's capitalization consisted of 42 percent in long-term debt and 58 percent in common equity.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following ones: (i) temporary rate freezes in both regulated jurisdictions; (ii) failure to earn on a consistent basis an adequate return on invested capital; (iii) increasing expenses and labor costs and labor availability; (iv) price competition from alternative fuels; (v) volatility in the price of natural gas and propane; (vi) uncertainty in the projected rate of growth of natural gas and propane requirements in the Company's service area;
(vii) general economic conditions both locally and nationally; (viii) increases in interest rates; (ix) increased customer delinquencies and conservation efforts resulting from high fuel costs; (x) developments in electricity and natural gas deregulation and associated industry restructuring; and (xi) new accounting standards issued by the Financial Accounting Standards Board, which could change the accounting treatment for certain transactions. In addition, the Company's business is seasonal in character and strongly influenced by weather conditions. Substantial changes in winter heating-degree days from normal or mean can have significant short-term impacts on revenues and gross margin.

RGC RESOURCES, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The Company is exposed to market risks associated with interest rates and commodity prices. Interest rate risk is related to the Company's outstanding long-term and short-term debt. Commodity price risk is experienced by the Company's regulated natural gas operations, propane operations and energy marketing business. The Company uses derivative commodity instruments to hedge price exposures for these operations. The Company's risk management policy, as authorized by the Company's Board of Directors, allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations.

The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. A hypothetical 10 percent increase in market interest rates applicable to the Company's variable rate debt outstanding at June 30, 2001 would have resulted in a decrease in annual earnings of approximately $45,000.

The Company manages the price risk associated with purchases of natural gas and propane by using a combination of fixed price contracts, spot market purchases and derivative commodity instruments, including futures, swaps and collars. With respect to propane gas, a hypothetical 10 percent reduction in market price would result in a decrease in fair value for the Company's propane gas derivative contracts of approximately $53,000.

With respect to the Company's hedging activities for the price of natural gas, during the quarter ended June 30, 2001, the Company entered into a no cost collar arrangement for the purchase of natural gas. In this arrangement, the Company has purchased index-related puts and sold index-related calls in order to set "floor" and "ceiling" prices for natural gas for the period October 2001 through March 2002. Any cost incurred or benefit received from the derivative arrangement is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia State Corporation Commission and the West Virginia Public Service Commission currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contract will be passed through to customers when realized. A hypothetical 10 percent reduction in the market price of natural gas would result in a decrease in fair value of approximately $218,000 for its natural gas derivative contracts.

                           Part II - Other Information


Item 2.  Changes in Securities.

         Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the "Restricted Stock Plan"), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions ("restricted stock"). A participant can, subject to approval of Directors of the Company (the "Board"), elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company's common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on section 3(a)(11) and section 4(2) exemptions under the Securities Act of 1993 (the "Act") and will vest only in the case of the participant's death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant's voluntary resignation during his term on the Board or (ii) removal for cause. During the quarter ended June 30, 2001, the Company issued a total of 512.618 shares of restricted stock pursuant to the Restricted Stock Plan as follows:


         Investment Date                 Price                Number of Shares
         ---------------                 -----                ----------------
             4-1-2001                   $20.000                    166.000
             5-1-2001                   $18.510                    179.362
             6-1-2001                   $19.850                    167.256


         On April 1, 2001, May 1, 2001 and June 1, 2001, the Company issued a total of 606.803 shares of its common stock as bonuses to certain employees and management personnel as rewards for performance. The
         606.803 shares were not issued in a transaction constituting a "sale" within the meaning of section 2(3) of the Act.


Item 6.  Exhibits and Reports on Form 8-K.

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed for the three months ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                            RGC Resources, Inc.


Date: August 14, 2001                       By: s/Roger L. Baumgardner
                                                  Roger L. Baumgardner
                                                  Vice President/Secretary and
                                                    Treasurer