Form 10-Q/A
period 2001-03-31
RGC RESOURCES INC
filed 2001-12-06
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       to
                                    Form 10-Q

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

         This Form 10-Q/A Amendment No. 1 (this "Amendment") amends and supplements the Form 10-Q (the "Original Form 10-Q") filed by RGC Resources, Inc., a Virginia corporation (the "Company"), on May 15, 2001. The sole purpose of this Amendment is to file a correct copy of Exhibit 10(g)(g)(g), which will replace the version of Exhibit 10(g)(g)(g) filed as part of the Original
Form 10-Q.


EXHIBIT 10(g)(g)(g) TO FORM 10-Q

                           CHANGE IN CONTROL AGREEMENT


     THIS AGREEMENT (the "Agreement") made as of the 1st of March, 2001, between RGC Resources, Inc. ("the Corporation") and John B. Williamson, III ("Executive"),


                             - W I T N E S S E T H -


     WHEREAS the Corporation desires for the Executive to be able to perform his executive duties and functions on an impartial and objective basis in the event of activities preceding, associated with, or resulting from a change in control of the Corporation as hereinafter defined ("Change in Control");

     NOW, THEREFORE, the parties agree as follows:

     1. TERM. This Agreement is effective as of the date hereof and shall terminate, except to the extent that any obligation remains unpaid as of such time, upon the earliest of the following:

          (i) the termination of the Executive's employment with the Corporation prior to a Change in Control;

          (ii) three years from the date of a Change in Control; or

          (iii) March 1, 2006, but only if no Change in Control has occurred as of such date.

     2.   CHANGE IN CONTROL. For purposes of the Agreement, a Change in
Control shall be deemed to have occurred if (i) any person (individual, corporation, partnership or other entity) is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation representing 50 percent or more of the combined voting power of the outstanding securities ordinarily (and apart from rights accruing under special circumstances) having the right to vote at elections of directors ("Voting Securities"), (ii) in the event that following a merger, recapitalization, reorganization, consolidation or sale of assets by the Corporation, or any combination thereof, any person becomes the beneficial owner, directly or indirectly, of 50% or more of the Voting Securities of the surviving entity, or (iii) the shareholders of the Corporation shall liquidate or sell substantially all of its assets. The first day upon which there exists a Change in Control shall be referred to herein as the "Operative Date."

     3. TERMINATION FOLLOWING CHANGE IN CONTROL. If a Change in Control shall have occurred, the Executive will be entitled to the benefits provided in Paragraph 4 hereof if, within the three-year period beginning on the Operative Date, the Executive's employment with the Corporation (hereinafter defined) is terminated unless such termination is (a) because of his death, (b) by the Corporation for Cause or Disability, or (c) by the Executive other than for Good Reason, all as hereinafter more particularly defined.

          (i) Disability. If, as a result of the Executive's incapacity due to physical or mental illness, he shall have been absent from his duties with the Corporation on a full-time basis for six (6) months and within thirty
(30) days after written notice of termination is given he shall not have returned to the full-time performance of his duties, the Corporation may terminate the Agreement for "Disability."

          (ii) Cause. The Corporation may terminate the Executive's employment for Cause. For purposes of the Agreement, the Corporation shall have "Cause" to terminate the Executive's employment hereunder upon (A) the willful and continued failure by the Executive to substantially perform his duties with the Corporation (other than any such failure resulting from his incapacity due to physical or mental illness) after a demand for substantial performance is delivered to the Executive by the Corporation which specifically identifies the manner that the Executive has not substantially performed his duties or (B) the willful engaging by the Executive in gross misconduct materially and demonstrably injurious to the Corporation. For purposes of this paragraph, no act, or failure to act, on the Executive's part shall be considered "willful" unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interests of Corporation. Notwithstanding the foregoing, the Executive shall not be deemed to have been terminated for Cause based upon clauses (A) or (B) above unless and until there shall have been delivered to him a copy of a resolution, duly adopted by the affirmative vote of not less than two-thirds of the entire membership of the Board at meeting of the Board called and held for the purpose (after reasonable notice to the Executive and an opportunity for him, together with his counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Executive was guilty of conduct set forth above in clauses (A) or (B) and specifying the particulars thereof in detail.

          (iii) Good Reason. The Executive may terminate his employment for Good Reason within ninety (90) days of the occurrence of any of the events specified below. For purposes of the Agreement, "Good Reason" shall mean:

               (A) Without the Executive's express written consent, the assignment to him of any duties inconsistent with his positions, duties, responsibilities and status with the Corporation immediately prior to a Change in Control;

               (B) A reduction by the Corporation in the Executive's annual base compensation below his total base compensation applicable to the 12 months preceding the Operative Date or as increased after such date;

               (C) The failure by the Corporation to provide the Executive with benefits whose aggregate value is at least as favorable as the aggregate value of benefits enjoyed by him under any thrift, incentive or compensation plan, or any pension, life insurance, health and accident or disability plan in which is he participating at the time of a Change in Control, or the taking of any action by the Corporation which would adversely affect his participation in or materially reduce his benefits under any of such plans at the time of a Change in Control, unless such reduction relates to a reduction in benefits applicable to all employees generally;

               (D) The failure by the Corporation to provide the Executive with any other material fringe benefit enjoyed by him at the time of the Change in Control;

               (E) Any purported termination of the Executive's employment which is not effected pursuant to a Notice of Termination satisfying the requirements of subparagraph (iv) below (and, if applicable, subparagraph (ii) above) and, for purposes of the Agreement, no such purported termination shall be effective; or

               (F) Breach by the Corporation of its obligations under Paragraph 5 of this Agreement.

     If any of the events occur which would entitle the Executive to terminate his employment for Good Reason hereunder and he does not so exercise his right to terminate his employment, any such failure shall not operate to waive his right to terminate his employment for that or any subsequent action or actions, whether similar or dissimilar, which would constitute Good Reason.

          (iv) Notice of Termination. Any termination by the Corporation pursuant to subparagraphs (i) or (ii) above or by the Executive pursuant to subparagraph (iii) above shall be communicated by written Notice of Termination. For purposes of the Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in the Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

          (v) Date of Termination. "Date of Termination" shall mean (a) if the Agreement is terminated for Disability, thirty (30) days after Notice of Termination is given (provided that the Executive shall not have returned to the performance of his duties on a full-time basis during such thirty-day period),
(b) if his employment is terminated pursuant to subparagraph (iii) above, the date specified in the Notice of Termination, and (c) if his employment is terminated for any other reason, the date on which a Notice of Termination is given.

     4.   COMPENSATION UPON TERMINATION.

     Upon termination of the Executive's employment within thirty-six (36) months following a Change in Control of the Corporation, unless such termination is because of the Executive's death, or by the Corporation for Cause or Disability or by the Executive other than for Good Reason, the Corporation shall pay to the Executive the following:

          (i)  The Corporation shall pay the Executive his full salary
(whether such salary has been paid by the Corporation or by any of its subsidiaries) through the Date of Termination at the rate in effect at the time Notice of Termination is given and all other unpaid amounts, if any, to which the Executive is entitled as of the Date of Termination under any plan or other arrangement of the Corporation, at the time such payments are due;

               (A) The Corporation shall pay to the Executive an amount equal to 2 multiplied by the Executive's annualized includable compensation for the base period, within the meaning of Section 280G(d)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), provided, however, that if any of such payment is or will be subject to the excise tax imposed by Section 4999 of the Code or any similar tax that may hereafter be imposed ("Excise Tax"), such payment shall be reduced to a smaller amount, even to zero, which smaller amount shall be the largest amount payable under this paragraph that would not be subject in whole or in part to the Excise Tax after considering all other payments to the Executive required to be considered under Sections 4999 or 280G of the Code. Such payment shall be referred to as the "Severance Payment."

               (B) In the event that the Severance Payment is subsequently determined to be less than the amount actually paid hereunder, the Executive shall repay the excess to the Corporation at the time that the proper amount is finally determined, plus interest on the amount of such repayment at the Applicable Federal Rate. In the event that the Severance Payment is determined to exceed the amount actually paid hereunder, the Corporation shall pay the Executive such difference plus interest on the amount of such additional payment at the Applicable Federal Rate at the time that the amount of such difference is finally determined.

               (C) In the event that the amount of the Severance Payment exceeds or is less than the amount initially paid, such difference shall constitute a loan by the Corporation to the Executive, or by the Executive to the Corporation, as the case may be, payable on the fifth (5th) day after demand (together with interest at the Applicable Federal Rate).

               (D)  The amount of any payment provided for in this subparagraph
(b) shall not be reduced, offset or subject to recovery by the Corporation or the Corporation's Successor by reason of any compensation earned by the Executive as the result of employment after the Date of Termination, or otherwise.

          (ii) The Corporation shall also pay to the Executive all legal fees and related expenses incurred by the Executive in connection with this Agreement, whether or not the Executive prevails (including, without limitation, all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement).

          (iii) The Corporation shall maintain in full force and effect, for the Executive's continued benefit until the earlier of (A) the death of the Executive; (B) the Executive's commencement of full-time employment with a new employer; or (C) twenty-four (24) months following the Operative Date, all life insurance, medical, health and accident, and disability plans, programs or arrangements in which the Executive was entitled to participate immediately prior to the Operative Date, provided that the Executive's continued participation is possible under the general terms and provisions of such plans and programs. In the event that the Executive's participation in any such plan or program is barred, the Corporation shall arrange to provide the Executive with benefits substantially similar to those which the Executive is entitled to receive under such plans and programs.

          (iv) The Executive shall not be required to mitigate the amount of any payment provided under the Agreement by seeking other employment or otherwise. It is specifically understood that any compensation the Executive receives from the Corporation or from any other person for services rendered prior to or after termination of employment, such as a payment under any deferred compensation plan maintained by the Corporation, will not reduce or offset the benefits to which he is entitled hereunder.

               (A) The Agreement shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, divisees and legatees. If the Executive should die while any amounts would still be payable to him hereunder if he had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of the Agreement to his devisee, legatee, or other designee or, if there be no such designee, to his estate.

     5. AGREEMENT BINDING ON SUCCESSORS. The Corporation will require any successor (whether direct of indirect, by purchase, merger, share exchange, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation, to expressly assume and agree to perform the Agreement. Failure of the Corporation to obtain such agreement prior to or simultaneously with a Change of Control shall be a breach of the Agreement which shall entitle the Executive to terminate his employment for Good Reason under Paragraph 3(iii) on or after the Operative Date, except that, for purposes of implementing the foregoing, the date of his Notice of Termination shall be deemed the Date of Termination.

     6. NOTICE. For the purposes of the Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given on the date hand delivered or the date mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the Executive at his residence address and to the Corporation directed to the attention of the Chief Executive Officer of the Corporation, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

     7. MODIFICATION AND WAIVER. No provisions of the Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by the Executive and the Corporation. No waiver by any party hereto at any time of the breach by the other party hereto or of compliance with any condition or provision of the Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements of representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in the Agreement. The validity, interpretation, construction and performance of the Agreement shall be governed by the laws of the Commonwealth of Virginia.

     8. VALIDITY. The invalidity or unenforceability of any provisions of the Agreement shall not affect the validity or enforceability of any other provisions of the Agreement and such other provisions shall remain in full force and effect.

     9. COUNTERPARTS AND GOVERNING LAW. The Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument. The Agreement shall be governed by the laws of the Commonwealth of Virginia, excepting its principles of conflict of laws.

     IN WITNESS WHEREOF, the parties have executed the Agreement as of the date first above written.



         RGC Resources, Inc.                    John B. Williamson, III


         By:  s/Frank A. Farmer               s/John B. Williamson, III
              Its: Chairman

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 6, 2001.

                                              RGC Resources, Inc.


                                              By: /s/ Roger L. Baumgardner
                                                      Roger L. Baumgardner
                                                      Vice President/Secretary
                                                      and Treasurer