Form 10-K405
period 2001-09-30
RGC RESOURCES INC
filed 2001-12-19
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  September 30, 2001  Commission file number 000-26591
                           ------------------                         ---------

                               RGC RESOURCES, INC.
                       (successor to Roanoke Gas Company)
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Virginia                                            54-1909697
-------------------------------                        ------------------------
(State or other jurisdiction of                          (I.R.S.  Employer
 incorporation or organization)                          Identification No.)

519 Kimball Avenue, N.E., Roanoke, VA                         24016
--------------------------------------                 ------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (540) 777-4427
                                                       ------------------------

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:


                                                    Name of Each Exchange on
    Title of Each Class                                 Which Registered
------------------------------                    ----------------------------
 Common Stock, $5 Par Value                                OTC (Nasdaq
                                                          National Market)
                                                  ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes      X     No
                  -------      --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 30, 2001. $ 37,655,520

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


          Class                               Outstanding at November 30, 2001
---------------------------                   --------------------------------
 COMMON STOCK, $5 PAR VALUE                             1,921,200 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the RGC Resources, Inc. 2001 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof.

Portions of the RGC Resources, Inc. Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                     PART I

Item 1.  Business.
-------  ---------

         Historical Development

         RGC Resources, Inc. (the "Company" or "Resources") was initially incorporated in Virginia on July 31, 1998 for the primary purpose of becoming the holding company for Roanoke Gas Company ("Roanoke Gas") and its former subsidiaries, Bluefield Gas Company ("Bluefield" or "Bluefield Gas") and Diversified Energy Company ("Diversified"). Effective July 1, 1999, Roanoke Gas and its subsidiaries were reorganized into a holding company structure (the "Reorganization"). As a result of the Reorganization: (i) Resources became a holding company owned by the former shareholders of Roanoke Gas; (ii) Resources became the sole owner of the stock of Roanoke Gas, Bluefield and Diversified;
         (iii) Commonwealth Public Service Corporation, a former subsidiary of Bluefield, merged its natural gas distribution business into Roanoke Gas; (iv) Roanoke Gas and Bluefield continue to operate in the natural gas distribution business as subsidiaries of Resources; and (v) Diversified continues to carry on its nonutility propane business as a subsidiary of Resources.

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

         On January 6, 2000, RGC Ventures, Inc. ("RGC Ventures"), a newly created subsidiary of Resources, was merged with Cox Heating and Cooling, Inc., headquartered in Beckley, West Virginia. Cox Heating and Cooling, Inc. provided sales, installation and service for heating, ventilation, and air conditioning equipment in West Virginia with offices in Beckley and Lewisburg, West Virginia. The new organization operates as a division of RGC Ventures and conducts business as Highland Heating and Cooling ("Highland Heating").

         The joint marketing and service efforts of Highland Heating and Highland Propane Company (a division of Diversified) allow for seamless service for new customers in the West Virginia market with the ability to furnish and install heating and cooling equipment, set propane tanks, and provide automatic delivery of propane with one stop shopping.

         On November 19, 1999, Resources acquired the assets of GIS/GPS Solutions, Inc. in order to offer geographic mapping technology, combined with database management tools, to develop user friendly, broad based management information systems.

         On October 11, 2000, the information technology department of Roanoke Gas Company formed Application Resources, Inc. to provide information technology consulting services to Orcom Solutions, Inc.

         Services

         Resources maintains an integrated natural gas distribution system. Natural gas is purchased from suppliers and distributed to residential, commercial and large industrial users through underground mains and services. Approximately 90.2 percent of the Company's customers are residential, approximately 9.7 percent are small commercial users, and the remaining percentage is made up of large industrial customers, who received approximately 26 percent of the Company's total annual delivered volume in 2001 under the Company's interruptible tariff and transportation gas services.

         Resources' natural gas distribution business accounted for approximately 73 percent of the total revenues generated by the Company in fiscal 2001, and approximately 72 percent and approximately 76 percent of the Company's total revenues in fiscal years 2000 and 1999, respectively. The Company's revenues are affected by the cost of natural gas, economic conditions in the areas that the Company serves, and weather conditions. Higher gas costs, which the Company is generally able to pass through to customers, may cause customers to conserve or, in the case of industrial customers, to use alternative energy sources. In recent years, regulatory changes at the federal level and ample supply in the natural gas industry have led to a national spot market for natural gas and an increase in the number of suppliers of natural gas.

         The Company's retail sales are seasonal and temperature-sensitive as the majority of the gas sold by Resources is used for heating. For the fiscal year ended September 30, 2001, more than 50 percent of the Company's total dekatherms ("DTH") of natural gas sales were made in the four-month period of December through March. Retail gas deliveries for fiscal 2001 were 11,890,227 DTH, as compared to 11,253,948 DTH and 10,928,471 DTH in fiscal years 2000 and 1999, respectively. The Company's actual heating degree days in fiscal 2001 were approximately 103 percent of normal, as compared with approximately 88 percent of normal in fiscal 2000 and fiscal 1999.

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

         The Company currently uses long-term (multi-year), mid-term (seasonal) and short-term (spot) gas purchases to meet its system requirements. The Company has entered into, or is in the process of entering into, long-term and mid-term firm supply agreements to cover the majority of its firm demand. Long- term and mid-term suppliers currently include Coral Energy, Duke Energy Trading and Marketing, L.L.C., Enron North America, Equitable Energy, PG&E Energy Trading, and Phoenix Energy Sales Company. The Company's firm supply agreements will supply the total system requirements at varying prices during the period October 1, 2001 through September 30, 2002.

         With the growth of the spot gas market, gas prices have developed a pronounced seasonal pattern, with summer to winter price swings of 100 percent or more. The Company tries to take advantage of this opportunity by injecting lower-priced summer gas into its liquefied natural gas storage facility, which is capable of storing up to 220,000 DTH for use during peak winter periods. In addition, the Company has contracted for storage reserves from Columbia, Tennessee Gas Pipeline, Virginia Gas Storage Company, and Virginia Gas Pipeline Company with a combined total of 2,918,631 DTH of underground storage capacity for Roanoke and Bluefield. These reserves were available for summer 2001 storage injections using spot market supply. This storage capacity provides supply security with reduced exposure to potential supply interruptions. It also offers the Company the flexibility to balance supply with its highly variable, weather-sensitive customer consumption patterns.

         Columbia continues to be the Company's primary transporter of natural gas. Columbia historically has delivered approximately 60 percent of Roanoke Gas' gas supply and 100 percent of Bluefield's gas supply. The Company has completed construction on a pipeline that now delivers Bluefield approximately 25 percent of its annual gas supply. Columbia presently delivers approximately 75 percent of Bluefield's annual supply. East Tennessee continues to be the Company's other major source of transportation services. Historically, East Tennessee has delivered approximately 40 percent of the Company's natural gas supply to the Roanoke location. The rates paid for natural gas transportation and storage services purchased from Columbia and East Tennessee are established by tariffs approved by FERC. These tariffs contain flexible pricing provisions, which, in some instances, authorize these transporters to reduce rates and charges to meet price competition.

         Having two major pipeline transporters, a peak shaving facility and a number of underground storage options, the Company believes that it is well positioned to provide adequate gas supply for future customer growth. The Company has also contracted with Virginia Gas Company for additional supply and storage. This became available for use in November 2001. As a means to more fully utilize pipeline capacity and further lower costs to its customers, Roanoke Gas and Bluefield Gas have entered into asset management agreements. From November 1, 1999 through October 31, 2001, PG&E Energy Trading, the asset manager, managed nomination, confirmation and scheduling of all existing supply and storage contracts as well as supply any additional natural gas requirements. Beginning November 1, 2001, Duke Energy

         Trading and Marketing, L.L.C. became the new asset manager and began managing the nomination, confirmation and scheduling of all existing supply and storage contracts as well as supply any additional natural gas requirements.

         The Company believes that Order 636 provides reasonable regulatory stability. Additionally, the increased opportunities available in a deregulated natural gas supply environment may result in additional market forces that establish gas prices and help keep them more consistent and competitive.

         Diversified has entered into storage and purchase contracts for a substantial portion of its winter supply of propane. At September 30, 2001, Diversified had contracts with nine propane suppliers for the purchase of up to 8.2 million gallons of propane at varying prices per gallon during the period October 1, 2001 through September 30, 2002, of which contracts for 2.9 million gallons of propane are at fixed prices. Management believes these storage and purchase contracts will help alleviate the effects of wholesale price swings during peak sales months and provide added supply security. In addition, Diversified has also entered into financial options to stabilize the price of approximately 1.1 million gallons of propane during fiscal 2002.

         In addition to storage contracts, Diversified has 15 storage facilities, providing a combined total storage of 612,000 gallons. Management believes its propane supply strategies have positioned Diversified to provide an adequate propane supply to current customers and allow for future customer growth.

         Competition

         Resources competes with other energy sources such as fuel oil, electricity and coal. Competition is intense among the other energy sources and is based primarily on price. This is particularly true for industrial applications where sales are at risk to price competition in markets which may swing to residual and other fuel oils.

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

         Roanoke Gas and Bluefield are further regulated by the municipalities and localities that grant franchises for the placement of gas distribution pipelines and the operation of a gas distribution network.

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

         Employees

         At September 30, 2001, Resources had 186 full-time employees. As of that date, approximately 22 percent of the Company's full-time employees belonged to the Oil, Chemical and Atomic Workers International Union, AFL-CIO Local No. 3-515, which has entered into a collective bargaining agreement with Resources. The union has been in place at the Company since 1952. A new collective bargaining agreement became effective on August 1, 2000. That agreement will expire on July 31, 2005. Resources considers its employee relations to be satisfactory.

         Forward-Looking Statements

         From time to time, Resources may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and services, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: (i) temporary rate freezes in both regulated jurisdictions; (ii) failure to earn an adequate return on invested capital on a consistent basis; (iii) increasing expenses and labor costs and availability; (iv) price competition from alternate fuels; (v) volatility in the price of natural gas and propane; (vi) uncertainty in the projected rate of growth of natural gas and propane requirements in the Company's service area; (vii) general economic conditions both locally and nationally; (viii) increases in interest rates; (ix) increased customer delinquencies and conservation efforts resulting from high fuel costs; (x) developments in electricity and natural gas deregulation and associated industry restructuring; and
         (xi) new accounting standards issued
         by the Financial Accounting Standards Board, which could change the accounting treatment for certain transactions. In addition, the Company's business is seasonal in character and strongly influenced by weather conditions. Substantial changes in winter heating degree days from the normal or mean can have significant short-term impacts on revenues, gross margin and net income.

Item 2.  Properties.
-------  -----------

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

               J. M. Mason Station - S/E corner of Lakeside Circle and east of Lot #4 of Mill Road subdivision just east of Kessler Mill Road - .842 acres.

               Sugarloaf Station - Parcel fronting on S/L of Rt. 686 and W/L of Lynnson Drive - .111 acres.

               Clearbrook Station - Parcel 356' west of Rt. 675 and 0.2 mile south of Rt. 220 - .255 acres.

               Cave Spring Station - N/L Route 221 just west of Route 688 - 3.93 acres.

         The network of distribution lines includes the cities of Bluefield, Roanoke and Salem, the Town of Vinton, and the counties of Roanoke, Montgomery, Botetourt and Bedford. These distribution lines are used to interconnect metering stations and supply and storage facilities with customers.

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

         In Virginia, Diversified owns and operates ten storage facilities. The location and storage capacities at each facility is as follows:

               Thirlane Road, N.W., Roanoke--two 30,000 gallon tanks

               Fort Chiswell, Virginia--two 30,000 gallon tanks

               Consolidated Glass in Galax, Virginia--one 30,000 gallon tank

               Craig County, Virginia, near the town of New Castle--one 30,000 gallon tank

               Floyd County, Virginia--one 30,000 gallon tank

               Virginia Forging in Botetourt County, near the town of Buchanan--one 30,000 gallon tank

               Golden West Foods in the City of Bedford--one 30,000 gallon tank

               City of Buena Vista--two 30,000 gallon tanks

               Alleghany County, near the town of Low Moor--one 30,000 gallon tank

               Weyers Cave--one 30,000 gallon tank

         Resources considers its present properties adequate. The Company intends to construct additional distribution lines and propane storage facilities as the markets develop.

Item 3.  Legal Proceedings.
-------  ------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended September 30, 2001.

Item     Executive Officers of the Registrant
----     ------------------------------------

         Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 2002.

         The names, ages and positions of all of the executive officers of RGC Resources, Inc. as of September 30, 2001, are listed below with their business experience for the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.






         Previous and present duties and responsibilities:


                              Position and Business
Name and Age                  Experience for Past Five Years
------------                  ------------------------------

John B. Williamson, III, 47   July 1999 to present              President & CEO

                              February 1998 to July 1999        President & CEO - Roanoke Gas

                              January 1993 to January 1998      Vice President - Rates and Finance
                                                                - Roanoke Gas

Roger L. Baumgardner, 59      July 1999 to present              Vice President, Secretary &
                                                                Treasurer

                              January 1986 to July 1999         Vice President, Secretary and
                                                                Treasurer - Roanoke Gas

Arthur L. Pendleton, 50       June 1999 to present              President & COO - Roanoke Gas

                              February 1998 to June 1999        Executive Vice President & COO

                              January 1991 to January 1998      Vice President - Operations

John S. D'Orazio, 41          August 1999 to present            President & COO - Diversified
                                                                Energy Company

                              February 1998 to July 1999        Vice President - Marketing & New
                                                                Construction

                              June 1995 to January 1998         Director - Marketing & New
                                                                Construction


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------  ---------------------------------------------------------------------

         The information set forth under the caption "Market Price and Dividend Information" in the 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 6.  Selected Financial Data.
-------  -----------------------

         The information set forth under the caption "Selected Financial Data" in the 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         --------------

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------- ----------------------------------------------------------

         The information set forth under the caption "Quantitative and Qualitative Disclosures About Market Risk" in the 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
-------  -------------------------------------------

         The following consolidated financial statements of the registrant and the Independent Auditors' Report included in the 2001 Annual Report to Shareholders are incorporated herein by reference:

          1.   Independent Auditors' Report

          2.   Consolidated Balance Sheets as of September 30, 2001 and 2000

          3. Consolidated Statements of Income for the Years Ended September 30, 2001, 2000 and 1999

          4. Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2001, 2000 and 1999

          5. Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999

          6. Notes to Consolidated Financial Statements for the years ended September 30, 2001, 2000 and 1999

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
-------- --------------------------------------------------

         For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of
         Part I of this report. For information with respect to the Directors of the registrant, see "Election of Directors of Resources" in the Proxy Statement for the 2002 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 2002 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

Item 11. Executive Compensation.
-------- ----------------------

         The information set forth under the captions "Executive Compensation," "Report of the Compensation Committee of the Board of Directors," "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" in the Proxy Statement for the 2002 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- --------------------------------------------------------------

         The information pertaining to shareholders beneficially owning more than five percent of the registrant's common stock and the security ownership of management, which is set forth under the captions "The Annual Shareholders Meeting" and "Security Ownership of Management" in the Proxy Statement for the 2002 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.
-------- ----------------------------------------------

         The information with respect to certain transactions with management of the registrant, which is set forth under the caption "Transactions with Management" in the Proxy Statement for the 2002 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------- ---------------------------------------------------------------

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

         3.       Exhibits to this Form 10-K are as follows:

Exhibit No.       Description
----------        -----------

2 Amended and Restated Agreement and Plan of Merger and Reorganization (incorporated by reference to Exhibit 2 to Form 8-K filed on July 2, 1999)

3 (a)             Articles of Incorporation of RGC Resources, Inc.
                  (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28,
                  1999)

3 (b) Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (a) Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (b)             Article I of the Bylaws of RGC Resources (included in
                  Exhibit 3(b) hereto)

4 (c) Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (SEC file number reference 0-367))

10 (a) Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (b) Interruptible Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated July 1, 1991 (incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))


10 (c) NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated October 25, 1994 (incorporated herein by reference to Exhibit 10(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (d) SIT Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 30, 1993 (incorporated herein by reference to Exhibit 10(d) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (e) FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (f) FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (g) SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (h) ITS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (i) FTS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (j) ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (k) Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (l) Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (m) Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (n) Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (o) Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (p) Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (q) Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (r) Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (s) Certificate of Public Convenience and Necessity for Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (t) Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (u) Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (v) Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit 10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19,
                  1990)

10 (w) Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on
                  Form S-4, filed with the Commission on January 16, 1987)

10 (x) Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on
                  Form S-4, filed with the Commission on January 16, 1987)

10 (y) Contract between Roanoke Gas Company and Diversified Energy Services, Inc. dated December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (z) Service Agreement between Bluefield Gas Company and Commonwealth Public Service Corporation dated January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19,
                  1990)

10(a)(a)          Gas Storage Contract under rate schedule FS (Market
                  Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(b)(b)          FTS Service Agreement between Columbia Gas
                  Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(c)(c)          ITS Service Agreement between Columbia Gas
                  Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m)(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(d)(d)          FSS Service Agreement between Columbia Gas
                  Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(n)(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(e)(e)          SST Service Agreement between Columbia Gas
                  Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(o)(o) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(f)(f)          FTS-1 Service Agreement between Columbia Gulf
                  Transmission Company and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(p)(p) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(g)(g)*         RGC Resources Key Employee Stock Option Plan
                  (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999)

10(h)(h)*         RGC Resources, Inc. Stock Bonus Plan (incorporated herein by reference to Exhibit 10(m)(m) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10(i)(i)          Gas Franchise Agreement between the Town of Vinton,
                  Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(j)(j) Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10- K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(k)(k)          Gas Franchise Agreement between the City of Roanoke,
                  Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(l)(l)*         RGC Resources, Inc. Restricted Stock Plan for Outside
                  Directors (incorporated herein by reference to Exhibit
                  10(r)(r) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10(m)(m)          FTA Gas Transportation Agreement effective November 1,
                  1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(n)(n) SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(o)(o) FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(p)(p) FTS Service Agreement effective November 1, 1999, between Columbia Gas Transmission Corporation and Roanoke Gas Company

10(q)(q)          Firm Storage Service Agreement effective March 19,
                  1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(r)(r) FTS-2 Service Agreement effective February 1, 1994, between Columbia Gulf Transmission Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(x)(x) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(s)(s)          Firm Transportation Agreement effective December 31,
                  1998, between Phoenix Energy Sales Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(y)(y) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(t)(t)          Master Firm Purchase/Sale Agreement effective November
                  1, 1999, between PG&E Energy Trading - Gas Corporation and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10(u)(u)          First Amendment to the Master Firm Purchase/Sale
                  Agreement effective November 1, 1999, by and between Bluefield Gas Company and PG&E Energy Trading - Gas Corporation (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10(v)(v) Master Firm Purchase/Sale Agreement effective March 1, 1999, between PG&E Energy Trading - Gas Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(d)(d)(d) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10(w)(w)          First Amendment to the Master Firm Purchase/Sale
                  Agreement effective October 20, 1999 by and between Roanoke Gas Company and PG&E Energy Trading - Gas Corporation (incorporated herein by reference to Exhibit 10(e)(e)(e) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10(x)(x)*         Change in Control Agreement between John B.
                  Williamson, III and RGC Resources, Inc. dated March 1, 2001
                  (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q/A for the period ended March
                  31, 2001)

10 (y)(y)*        Change in Control Agreement between Roger L. Baumgardner and
                  RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(h)(h)(h) of the Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10 (z)(z)*        Change in Control Agreement between Arthur L. Pendleton and
                  RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(i)(i)(i) of the Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10 (a)(a)(a)*     Change in Control Agreement between John S. D'Orazio and RGC
                  Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10 (b)(b)(b)      Firm Storage Service Agreement by and between Roanoke Gas
                  Company and Virginia Gas Pipeline Company, dated June 1,
                  2001

10 (c)(c)(c)      Firm Pipeline Service Agreement by and between Roanoke Gas
                  Company and Virginia Gas Pipeline Company, dated June 1,
                  2001

10(d)(d)(d)       Promissory Note dated December 22, 2000, issued by RGC
                  Resources, Inc., to First Union National Bank in the principal amount of up to $1,000,000

10(e)(e)(e)       Promissory Note dated January 19, 2001, issued by RGC
                  Ventures, Inc. and RGC Resources, Inc. to First Union
                  National Bank in the principal amount of up to $1,000,000

10(f)(f)(f)       Modification Number One dated September 18, 2001, to
                  Promissory Note dated December 22, 2000, issued by RGC
                  Resources, Inc., to First Union National Bank in the principal amount of up to $1,000,000

10(g)(g)(g)       Modification Number One dated September 18, 2001, to
                  Promissory Note dated January 19, 2001, issued by RGC
                  Ventures, Inc. and RGC Resources, Inc. to First Union
                  National Bank in the principal amount of up to $1,000,000

10(h)(h)(h)       Promissory Note dated October 1, 2001, issued by Roanoke Gas
                  Company to First Union National Bank in the principal amount of up to $19,000,000

10(i)(i)(i)       Promissory Note dated October 1, 2001, issued by Diversified
                  Energy Company to First Union National Bank in the principal amount of up to $5,000,000

10(j)(j)(j)       Promissory Note dated October 1, 2001, issued by Bluefield Gas
                  Company to First Union National Bank in the principal amount of up to $4,000,000

13 2001 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21                Subsidiaries of the Company

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

          RGC RESOURCES, INC.



          By:        /s/ Roger L. Baumgardner               December 17, 2001
             ----------------------------------------    ----------------------
                         Roger L. Baumgardner                      Date
                         Vice President, Secretary and
                          Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ John B. Williamson, III    December 17, 2001        President, Chief Executive Officer and
-------------------------------------------------        Director
John B. Williamson, III             Date


 /s/ Roger L. Baumgardner       December 17, 2001        Vice President, Secretary and
---------------------------------------------------      Treasurer (Principal Accounting Officer)
Roger L. Baumgardner                Date


 /s/ Lynn D. Avis               December 17, 2001        Director
---------------------------------------------------
Lynn D. Avis                        Date


 /s/ Abney S. Boxley, III       December 17, 2001        Director
---------------------------------------------------
Abney S. Boxley, III                Date


 /s/ Frank T. Ellett            December 17, 2001        Director
---------------------------------------------------
Frank T. Ellett                     Date


 /s/ Frank A. Farmer, Jr.       December 17, 2001        Chairman of the Board, Director
---------------------------------------------------
Frank A. Farmer, Jr.                Date


/s/ Maryellen F. Goodlatte      December 17, 2001        Director
------------------------------------------------
Maryellen F. Goodlatte              Date


 /s/ J. Allen Layman            December 17, 2001        Director
-----------------------------------------------------
J. Allen Layman                     Date


 /s/ Thomas L. Robertson        December 17, 2001        Director
-------------------------------------------------
Thomas L. Robertson                 Date


 /s/ S. Frank Smith             December 17, 2001        Director
------------------------------------------------------
S. Frank Smith                      Date


                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

2 Amended and Restated Agreement and Plan of Merger and Reorganization (incorporated by reference to Exhibit 2 to Form 8-K filed on July 2, 1999)

3 (a)             Articles of Incorporation of RGC Resources, Inc.
                  (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28,
                  1999)

3 (b) Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (a) Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (b)             Article I of the Bylaws of RGC Resources (included in
                  Exhibit 3(b) hereto)

4 (c) Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (SEC file number reference 0-367))

10 (a) Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (b) Interruptible Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated July 1, 1991 (incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))


10 (c) NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated October 25, 1994 (incorporated herein by reference to Exhibit 10(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (d) SIT Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 30, 1993 (incorporated herein by reference to Exhibit 10(d) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (e) FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (f) FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (g) SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (h) ITS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (i) FTS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (j) ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (k) Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (l) Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (m) Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (n) Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (o) Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (p) Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (q) Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (r) Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (s) Certificate of Public Convenience and Necessity for Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (t) Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (u) Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (v) Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit 10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19,
                  1990)

10 (w) Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on
                  Form S-4, filed with the Commission on January 16, 1987)

10 (x) Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on
                  Form S-4, filed with the Commission on January 16, 1987)

10 (y) Contract between Roanoke Gas Company and Diversified Energy Services, Inc. dated December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (z) Service Agreement between Bluefield Gas Company and Commonwealth Public Service Corporation dated January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19,
                  1990)

10(a)(a)          Gas Storage Contract under rate schedule FS (Market
                  Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(b)(b)          FTS Service Agreement between Columbia Gas
                  Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(c)(c)          ITS Service Agreement between Columbia Gas
                  Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m)(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(d)(d)          FSS Service Agreement between Columbia Gas
                  Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(n)(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(e)(e)          SST Service Agreement between Columbia Gas
                  Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(o)(o) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(f)(f)          FTS-1 Service Agreement between Columbia Gulf
                  Transmission Company and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(p)(p) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(g)(g)*         RGC Resources Key Employee Stock Option Plan
                  (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999)

10(h)(h)*         RGC Resources, Inc. Stock Bonus Plan (incorporated herein by reference to Exhibit 10(m)(m) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10(i)(i)          Gas Franchise Agreement between the Town of Vinton,
                  Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(j)(j) Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10- K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(k)(k)          Gas Franchise Agreement between the City of Roanoke,
                  Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(l)(l)*         RGC Resources, Inc. Restricted Stock Plan for Outside
                  Directors (incorporated herein by reference to Exhibit
                  10(r)(r) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10(m)(m)          FTA Gas Transportation Agreement effective November 1,
                  1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(n)(n) SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(o)(o) FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(p)(p) FTS Service Agreement effective November 1, 1999, between Columbia Gas Transmission Corporation and Roanoke Gas Company

10(q)(q)          Firm Storage Service Agreement effective March 19,
                  1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(r)(r) FTS-2 Service Agreement effective February 1, 1994, between Columbia Gulf Transmission Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(x)(x) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(s)(s)          Firm Transportation Agreement effective December 31,
                  1998, between Phoenix Energy Sales Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(y)(y) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(t)(t)          Master Firm Purchase/Sale Agreement effective November
                  1, 1999, between PG&E Energy Trading - Gas Corporation and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10(u)(u)          First Amendment to the Master Firm Purchase/Sale
                  Agreement effective November 1, 1999, by and between Bluefield Gas Company and PG&E Energy Trading - Gas Corporation (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10(v)(v) Master Firm Purchase/Sale Agreement effective March 1, 1999, between PG&E Energy Trading - Gas Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(d)(d)(d) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10(w)(w)          First Amendment to the Master Firm Purchase/Sale
                  Agreement effective October 20, 1999 by and between Roanoke Gas Company and PG&E Energy Trading - Gas Corporation (incorporated herein by reference to Exhibit 10(e)(e)(e) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10(x)(x)*         Change in Control Agreement between John B.
                  Williamson, III and RGC Resources, Inc. dated March 1, 2001
                  (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q/A for the period ended March
                  31, 2001)

10 (y)(y)*        Change in Control Agreement between Roger L. Baumgardner and
                  RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(h)(h)(h) of the Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10 (z)(z)*        Change in Control Agreement between Arthur L. Pendleton and
                  RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(i)(i)(i) of the Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10 (a)(a)(a)*     Change in Control Agreement between John S. D'Orazio and RGC
                  Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10 (b)(b)(b)      Firm Storage Service Agreement by and between Roanoke Gas
                  Company and Virginia Gas Pipeline Company, dated June 1,
                  2001

10 (c)(c)(c)      Firm Pipeline Service Agreement by and between Roanoke Gas
                  Company and Virginia Gas Pipeline Company, dated June 1,
                  2001

10(d)(d)(d)       Promissory Note dated December 22, 2000, issued by RGC
                  Resources, Inc., to First Union National Bank in the principal amount of up to $1,000,000

10(e)(e)(e)       Promissory Note dated January 19, 2001, issued by RGC
                  Ventures, Inc. and RGC Resources, Inc. to First Union
                  National Bank in the principal amount of up to $1,000,000

10(f)(f)(f)       Modification Number One dated September 18, 2001, to
                  Promissory Note dated December 22, 2000, issued by RGC
                  Resources, Inc., to First Union National Bank in the principal amount of up to $1,000,000

10(g)(g)(g)       Modification Number One dated September 18, 2001, to
                  Promissory Note dated January 19, 2001, issued by RGC
                  Ventures, Inc. and RGC Resources, Inc. to First Union
                  National Bank in the principal amount of up to $1,000,000

10(h)(h)(h)       Promissory Note dated October 1, 2001, issued by Roanoke Gas
                  Company to First Union National Bank in the principal amount of up to $19,000,000

10(i)(i)(i)       Promissory Note dated October 1, 2001, issued by Diversified
                  Energy Company to First Union National Bank in the principal amount of up to $5,000,000

10(j)(j)(j)       Promissory Note dated October 1, 2001, issued by Bluefield Gas
                  Company to First Union National Bank in the principal amount of up to $4,000,000

13 2001 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21                Subsidiaries of the Company

23                Independent Auditors' Consent

*        Management contract or compensatory plan or agreement.