Form 10-Q
period 2001-12-31
RGC RESOURCES INC
filed 2002-02-14
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended          December 31, 2001
                           --------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes        X         No
                                                -------           ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


         Class                            Outstanding at December 31, 2001
---------------------------              -----------------------------------
Common Stock, $5 Par Value                              1,922,252



RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

                                                                      December 31,        September 30,
ASSETS                                                                    2001                 2001
------                                                               ---------------    ------------------

Current Assets:
   Cash and cash equivalents                                     $         1,256,231   $           885,678
   Accounts receivable - (less allowance for
     uncollectibles of $928,903 and
     and $531,991, respectively)                                          12,521,793             7,155,930
   Inventories                                                             2,424,668            13,473,986
   Prepaid gas service                                                     7,188,518                     -
   Prepaid income taxes                                                            -               356,020
   Deferred income taxes                                                   4,057,123             3,468,168
   Underrecovery of gas costs                                              1,712,022             1,208,190
   Other                                                                     691,329               428,113
                                                                     ---------------    ------------------

         Total current assets                                             29,851,684            26,976,085
                                                                     ---------------    ------------------

Property, Plant And Equipment:
   Utility plant in service                                               84,181,681            83,570,936
   Accumulated depreciation and amortization                             (32,257,240)          (31,559,291)
                                                                     ---------------    ------------------
     Utility plant in service, net                                        51,924,441            52,011,645
   Construction work in progress                                           2,663,187             2,048,565
                                                                     ---------------    ------------------

     Utility Plant, Net                                                   54,587,628            54,060,210
                                                                     ---------------    ------------------

   Nonutility property                                                    19,252,467            18,149,109
   Accumulated depreciation and amortization                              (6,671,466)           (6,311,673)
                                                                     ---------------    ------------------

     Nonutility property, net                                             12,581,001            11,837,436
                                                                     ---------------    ------------------

         Total property, plant and equipment                              67,168,629            65,897,646
                                                                     ---------------    ------------------

Other Assets:
   Intangible assets, net of accumulated amortization                        320,150               327,429
   Other assets                                                              329,328               369,969
                                                                     ---------------    ------------------

         Total other assets                                                  649,478               697,398
                                                                     ---------------    ------------------

Total Assets                                                     $        97,669,791   $        93,571,129
                                                                     ===============    ==================



See notes to condensed consolidated financial statements.
---------------------------------------------------------


RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED
                                                                       December 31,         September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                       2001                  2001
------------------------------------                                ----------------     ------------------

Current Liabilities:
   Current maturities of long-term debt                             $         128,545   $            803,037
   Borrowings under lines of credit                                        19,188,000             17,707,000
   Dividends payable                                                          548,375                536,385
   Accounts payable                                                         8,678,298              8,250,618
   Income taxes payable                                                       691,065                      -
   Customer deposits                                                          641,244                531,288
   Accrued expenses                                                         3,341,613              3,776,490
   Refunds from suppliers - due customers                                      59,316                116,758
   Overrecovery of gas costs                                                4,207,288              1,539,782
   Unrealized losses on marked to market transactions                       1,354,976              1,906,171
                                                                     ----------------     ------------------

         Total current liabilities                                         38,838,720             35,167,529
                                                                     ----------------     ------------------

Long-term Debt, Excluding Current Maturities                               22,475,155             22,507,485
                                                                     ----------------     ------------------

Deferred Credits and Other Liabilities:
   Deferred income taxes                                                    4,892,842              4,836,121
   Deferred investment tax credits                                            326,573                334,922
                                                                     ----------------     ------------------

         Total deferred credits and other liabilities                       5,219,415              5,171,043
                                                                     ----------------     ------------------

Stockholders' Equity:
   Common stock, $5  par value; authorized,
     10,000,000 shares; issued and outstanding
     1,922,252 and 1,914,603 shares, respectively                           9,611,260              9,573,015
   Preferred stock, no par, authorized, 5,000,000
     shares; 0 shares issued and outstanding,
     respectively                                                                   -                      -
   Capital in excess of par value                                          10,848,617             10,736,536
   Retained earnings                                                       10,782,775             10,490,375
   Accumulated comprehensive loss                                            (106,151)               (74,854)
                                                                     ----------------     ------------------

         Total stockholders' equity                                        31,136,501             30,725,072
                                                                     ----------------     ------------------


Total Liabilities and Stockholders' Equity                          $      97,669,791   $         93,571,129
                                                                     ================     ==================





RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

UNAUDITED
                                                                           Three Months Ended
                                                                              December 31,
                                                                   2001                         2000
                                                             ----------------             -----------------
Operating Revenues:
   Gas utilities                                            $      16,582,414            $       31,824,069
   Propane operations                                               2,920,708                     5,032,544
   Energy marketing                                                 3,125,038                     3,826,498
   Other                                                              226,447                       502,052
                                                             ----------------             -----------------
     Total operating revenues                                      22,854,607                    41,185,163
                                                             ----------------             -----------------

Cost of Sales:
   Gas utilities                                                   11,174,538                    24,593,410
   Propane operations                                               1,429,778                     2,935,236
   Energy marketing                                                 3,060,324                     3,665,661
   Other                                                              136,056                       366,987
                                                             ----------------             -----------------
     Total cost of sales                                           15,800,696                    31,561,294
                                                             ----------------             -----------------

Operating Margin                                                    7,053,911                     9,623,869
                                                             ----------------             -----------------

Other Operating Expenses:
   Other operations                                                 3,018,429                     3,295,052
   Maintenance                                                        362,892                       298,184
   General taxes                                                      399,601                     1,142,485
   Depreciation and amortization                                    1,313,371                     1,235,311
                                                             ----------------             -----------------

     Total other operating expenses                                 5,094,293                     5,971,032
                                                             ----------------             -----------------

Operating Earnings                                                  1,959,618                     3,652,837
                                                             ----------------             -----------------

Other Deductions, net                                                 (31,285)                      (29,732)
                                                             ----------------             -----------------

Earnings Before Interest and Income Taxes                           1,928,333                     3,623,105
                                                             ----------------             -----------------

Interest Charges                                                      563,518                       788,752
                                                             ----------------             -----------------

Earnings Before Income Taxes                                        1,364,815                     2,834,353
                                                             ----------------             -----------------

Income Taxes                                                          524,040                     1,017,493
                                                             ----------------             -----------------

Net Income                                                  $         840,775            $        1,816,860
                                                             ================             =================

Basic and Diluted Earnings Per Common Share                 $            0.44            $             0.96
                                                             ================             =================

See notes to condensed consolidated financial statements.
--------------------------------------------------------




RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

UNAUDITED
                                                                             Three Months Ended
                                                                                December 31,
                                                                       2001                      2000
                                                                  --------------            --------------

Net Income                                                       $       840,775           $      1,816,860

   Reclassification of loss transferred to net income                     43,846                          -

   Unrealized gain (loss) on derivative financial instruments            (75,143)                   106,145
                                                                  --------------            --------------

Other Comprehensive Income (Loss), net of tax:                           (31,297)                   106,145
                                                                  --------------            --------------

Comprehensive Income                                             $       809,478           $      1,923,005
                                                                  ==============            ==============










See notes to condensed consolidated financial statements.
---------------------------------------------------------


RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS
ENDED DECEMBER 31, 2001 AND 2000

UNAUDITED
                                                                                       Three Months Ended
                                                                                          December 31,
                                                                                    2001                2000
                                                                              ----------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $         840,775    $      1,816,860
Adjustments to reconcile net earnings to net cash provided
  by (used in) operating activities:
     Depreciation and amortization                                                   1,350,294           1,257,189
     Gain on asset disposition                                                          (1,613)             (4,025)
     Deferred taxes and investment tax credits                                        (520,615)              7,181
     Changes in assets and liabilities which provided (used)
       cash, exclusive of changes and noncash transactions
       shown separately                                                                933,257          (9,006,122)
                                                                              ----------------     ---------------
         Net cash provided by (used in) operating activities                         2,602,098          (5,928,917)
                                                                              ----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property                                  (2,621,045)         (2,468,025)
Cost of removal of utility plant, net                                                  (16,345)             (8,733)
Proceeds from sales of assets                                                           17,726              11,321

                                                                              ----------------     ---------------
         Net cash used in investing activities                                      (2,619,664)         (2,465,437)
                                                                              ----------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt                                                          (706,822)             (6,349)
Net borrowings under lines of credit                                                 1,481,000           8,442,000
Cash dividends paid                                                                   (536,385)           (517,828)
Proceeds from issuance of stock                                                        150,326             104,112
                                                                              ----------------     ---------------
         Net cash provided by financing activities                                    388,119           8,021,935
                                                                              ----------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   370,553            (372,419)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       885,678             721,249
                                                                              ----------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $       1,256,231    $        348,830
                                                                              ================     ===============

SUPPLEMENTAL INFORMATION:
Interest paid                                                                $         948,844    $        876,285
Income taxes refunded, net                                                              (2,432)             (2,341)

Noncash Transactions:
In 2001 and 2000, the Company entered into derivative price swaps, caps and collar arrangements for the purpose of hedging the cost of natural gas and propane. In accordance with hedge accounting requirements, the derivatives were marked to market at December 31, 2001 for an unrealized loss of $1,354,976 with corresponding net underrecovery of gas cost of $1,181,100 and a deferred tax asset of $67,725. At December 31, 2000, the derivatives were marked to market for an unrealized loss of $173,866 with a deferred tax asset of $67,721.

See notes to condensed consolidated financial statements.
---------------------------------------------------------

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly RGC Resources, Inc.'s financial position as of December 31, 2001 and the results of its operations and its cash flows for the three months ended December 31, 2001 and 2000. The results of operations for the three months ended December 31, 2001 are not indicative of the results to be expected for the fiscal year ending September 30, 2002.

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

5. Effective November 1, 2001, Roanoke Gas Company and Bluefield Gas Company (the Companies) entered into a contract with a third party, Duke Energy Trading and Marketing (Duke Energy), to provide future gas supply needs. Duke Energy has also assumed the management and financial obligation of the Companies' firm transportation and storage agreements. In connection with the agreement, the Companies exchanged gas in storage at November 1, 2001 for the right to receive an equal amount of gas in the future as provided by the agreement. As a result of this arrangement, natural gas inventories on the balance sheet are replaced with a new classification called "prepaid gas service". This contract expires on October 31, 2004.

6. On October 1, 2000, the Company adopted the provisions of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended and interpreted. SFAS No. 133 requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The adoption of the standard did not have a material impact on the results of operations or other comprehensive income.

         The Company's risk management policy allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations. The key market risks that RGC Resources, Inc. would seek to hedge include the price of natural gas and propane gas and the cost of borrowed funds.

         The Company had entered into futures and swaps for the purpose of hedging the price of propane in order to provide price stability during the winter months. The Company's hedging activities are in accordance with established risk management policies. The hedges qualify as cash flow hedges; therefore, changes in the fair value are reported in Other Comprehensive Income. For the three months ended December 31, 2001, the Company recorded an unrealized loss of $75,144 related to hedging activities and reclassified $43,846 in losses from Other Comprehensive Income to net income as the hedges settled during the quarter. For the three months ended December 31, 2000, the Company recorded an unrealized gain of $106,145 related to propane derivative contracts. No portion of the hedges were ineffective during the three months ended December 31, 2001 and 2000.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED


         The Company also had entered into no-cost collar and price-cap arrangements for the purchase of natural gas for the purpose of providing price stability during the winter months. The fair value of these instruments is recorded in the balance sheet with the offsetting entry to under-recovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia State Corporation Commission (SCC) and the West Virginia Public Service Commission (PSC) currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of these instruments will be passed through to customers when realized.

         The unrealized losses on these marked to market derivatives at December 31, 2001 are composed of $1,181,100 of natural gas derivative hedges that are subjected to recovery through the PGA mechanism and $173,876 of propane hedges that will flow through income when realized. Approximately $85,000 of the unrealized loss on propane hedges at December 31, 2001 is expected to be realized during the next twelve months.

7. Earnings per common share are based on the weighted average number of shares outstanding during each period (1,919,688 and 1,885,336 for the three-month periods ended December 31, 2001 and 2000, respectively) and the weighted average number of shares outstanding assuming dilution (1,923,821 and 1,888,560 for the three-month periods ended December 31, 2001 and 2000, respectively). The difference between the weighted average number of shares for the calculation of basic and diluted earnings per share relates to the dilutive effect associated with the assumed issuance of stock options as calculated using the Treasury Stock method.

8. RGC Resources, Inc.'s reportable segments are included in the following table. The segments are comprised of natural gas, propane, energy marketing and other.


                                                    Natural                    Energy
                                                      Gas        Propane     Marketing      Other         Total
                                               --------------------------------------------------------------------
      FOR THE THREE MONTHS ENDED DECEMBER 31, 2001:
          Operating revenues                      $16,582,414   $2,920,708   $3,125,038     $226,447    $22,854,607
          Operating margin                          5,407,876    1,490,930       64,714       90,391      7,053,911

          Income (loss) before income taxes         1,309,771       70,615       56,884      (72,455)     1,364,815



      As of December 31, 2001:
          Total assets                            $79,712,538  $14,769,341   $1,538,141   $1,649,771    $97,669,791








RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED



      FOR THE THREE MONTHS ENDED DECEMBER 31, 2000:
          Operating revenues                      $31,824,069   $5,032,544   $3,826,498     $502,052    $41,185,163
          Operating margin                          7,230,659    2,097,308      160,837      135,065      9,623,869

          Income (loss) before income taxes         2,119,996      671,951      151,492     (109,086)     2,834,353


      As of December 31, 2000:
          Total assets                            $86,060,103  $16,271,620   $1,811,209   $1,927,371   $106,070,303


9. The Company increased the borrowing limits on its line of credit agreements. Effective October 1, 2001, the Company's total available line of credit increased from $23,500,000 to $30,000,000. The Company obtained the increase to provide additional working capital to fund inventory and accounts receivable balances and provide temporary financing for capital projects. The line of credit agreements will expire March 31, 2002, unless extended.

10. Both Roanoke Gas Company and Bluefield Gas Company, subsidiaries of RGC Resources, Inc., operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950's. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. The extent of contaminants at these sites, if any, is unknown at this time. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognized the Company's right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company's financial condition or results of operations.

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

RESULTS OF OPERATIONS

Consolidated net income for the three-month period ended December 31, 2001 was $840,775 compared to $1,816,860 for the same period last year.

Total operating revenues for the three months ended December 31, 2001 fell by nearly half compared to last year's revenues as a combination of much lower energy costs and significantly warmer weather served to reduce both the price customers pay for energy and their consumption as compared to last year. Temperatures were much warmer during the three months ended December 31, 2001, as the total number of heating degree-days (an industry measure by which the average daily temperature falls below 65 degrees Fahrenheit) declined nearly 34 percent compared to the same period last year. Heating degree-days for the current three-month period declined by 22 percent when compared to the current 10-year rolling average for degree days; however, the same three-month period last year encountered 21 percent more heating degree-days than last year's 10-year rolling average. The swing in degree-days from colder to warmer than the 10-year average magnified the impact to the comparative financial statements. Total regulated natural gas deliveries decreased by more than 27 percent with, non-transporting volumes reflecting a 32 percent decline in dekatherms sold. Propane gallons delivered fell by 31 percent. Revenues were affected from the Company's 29 percent reduction in sales price of natural gas and the 32 percent reduction in non-transported volumes sold. The average cost of a dekatherm of natural gas decreased by nearly 34 percent from the same period last year. The average cost of a gallon of propane decreased by 29 percent during the same time. Energy marketing revenues declined by 18 percent on volumes comparable with last year due to the decline in energy prices. Other revenues declined by 55 percent due to the significant scale-back in the heating and air conditioning operations as a result of the Company's restructuring plan implemented during the last fiscal year.

Total operating margin decreased by $2,569,958, or 27 percent, for the quarter ended December 31, 2001 from the same period last year. Regulated natural gas margins decreased by $1,822,783, or 25 percent, on a total delivered volume (transporting and non-transporting) decrease of 1,152,694 dekatherms, or 27 percent. Propane margins decreased by $606,378, or 29 percent, on a 1,059,373, or 31 percent, gallon decline in deliveries from the same period last year. To a lesser extent, natural gas and propane margins have been affected by slower customer growth due to last year's higher energy prices and the effect of the economic recession on the Company's industrial customers. The unregulated energy marketing company experienced a significant reduction in margin on comparable sales volume for the quarter. The average margin generated from the energy marketing sales decreased by $0.152 per dekatherm, or 60 percent. The reduction in margins resulted from a fixed price natural gas contract that expired at the end of March 2001. This contract locked in prices at levels much lower than the market prices in place last year. The lower prices allowed the Company to sell natural gas to its transportation customers last year at a lower price as well as boost margins for the non-regulated energy marketing company. With the expiration of this contact and the much lower market prices for natural gas, the energy marketing margins returned to levels experienced prior to last year. Other margins decreased by 33 percent due to the significant scale-back in the heating and air conditioning operations.

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS


The table below reflects volume activity and heating degree-days.


                                           Quarter             Quarter           Increase/
Delivered Volumes                          12/31/01           12/31/00          (Decrease)         Percentage
                                       ----------------    ---------------    ---------------    --------------
Regulated Natural Gas (DTH)                   3,090,216          4,242,910        (1,152,694)              -27%
Propane (Gallons)                             2,312,290          3,371,663        (1,059,373)              -31%
Highland Energy (DTH)                           635,182            634,168             1,014                 0%


Heating Degree Days                               1,230              1,851              (621)              -34%
 (Unofficial)


Other operations expenses decreased by $276,623 or 8 percent for the three-month period ended December 31, 2001 compared to the same period last year. Nearly three quarters of the decrease was related to the decline in bad debt expense as total gross revenues fell by nearly 45 percent from last year's levels. Most of the remaining reduction in other operations expenses related to reduced operating expenses in the heating and air conditioning operations as a result of the restructuring of this line of business. Maintenance expenses increased $64,708, or 22 percent, as the warmer weather allowed for more gas distribution system maintenance work to be completed.

General taxes decreased $742,884, or 65 percent, for the three-month period ended December 31, 2001 compared to the same period last year primarily as a result of the elimination of state and local gross receipts taxes on Virginia public utilities by the Commonwealth of Virginia that became effective January 1, 2001. A consumption tax and a state income tax replaced the gross receipts tax. Virginia gross receipts taxes were included in the Company's billing rates and recorded as both operating revenues and general tax expense. The new consumption tax is added to customer bills based on the volume of natural gas consumed. The Company does not include the consumption tax in either operating revenues or general tax expense. This tax is a pass-through from the customer to the Commonwealth of Virginia and the localities in which the utility operates within Virginia. The state income tax is included in the income tax amount. Bluefield Gas Company, which operates in the state of West Virginia, continues to have a gross receipts tax in the form of a business and occupation tax.

Capital expenditures for adding new customers to the natural gas and propane business and replacing older portions of the natural gas distribution system have resulted in depreciation expense increasing by $78,060, or 6 percent. Interest charges decreased by nearly 29 percent as the Company's average total debt position for the current quarter increased by 2 percent. The increase in average total debt for the quarter was attributable to short- term borrowings under the Company's line-of-credit agreements. As the line-of-credit agreements are variable-rate instruments indexed to the 30 day LIBOR rate, the Company was able to benefit from reductions in the prime lending rate. The effective interest rate for the quarter on short-term debt declined by 454 basis points, or 64 percent, from the same period last year. The additional debt was required to finance capital expenditures in the natural gas and propane operations. Income tax expense decreased by $493,453, or 48 percent, as pre-tax income decreased by nearly 52 percent.

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS


The three-month earnings presented herein should not be considered as reflective of the Company's consolidated financial results for the fiscal year ending September 30, 2002. The total revenues and margins during the first three months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings depends primarily on weather conditions during the remaining winter months.

ASSET MANAGEMENT

Effective November 1, 2001, Roanoke Gas Company and Bluefield Gas Company (the Companies) entered into a contract with a third party, Duke Energy Trading and Marketing (Duke Energy), to provide future gas supply needs. Duke Energy has also assumed the management and financial obligation of the Companies' firm transportation and storage agreements. In connection with the agreement, the Companies exchanged gas in storage at November 1, 2001 for the right to receive an equal amount of gas in the future as provided by the agreement. As a result of this arrangement, natural gas inventories on the balance sheet are replaced with a new classification called "prepaid gas service." This contract expires on October 31, 2004.

ENERGY COSTS

Energy prices have declined significantly from last year's levels. The average of the NYMEX close for natural gas, an industry standard for measuring gas prices, for the months of October, November and December 2001 was $2.449 per dekatherm compared to $5.290 per dekatherm for the same period last year. Propane prices responded similarly as the average NYMEX close for October, November and December 2001 was $0.3595 per gallon compared to $0.6103 per gallon average for the same period last year. Furthermore, the average close for both natural gas and propane were below the October though December average for the previous five years.

A combination of three factors fueled the decline in commodity prices for natural gas and propane. These factors included increased exploration, warmer than normal weather and a weakening economy. Last year's high energy prices prompted increases in exploration and production. According to the Energy Information Administration (EIA), more than 8,000 more gas wells were drilled in the 11 months ended November 2001 than in the entire calendar year of 1999. Furthermore, EIA reported dramatic increases in storage gas with an estimated 2,858 BCF of working gas in storage at December 31, 2001 compared to 1,719 BCF of working gas in storage at the same time last year. Warmer weather also contributed to the reduction in energy prices. According to the National Climatic Data Center, October through December 2001 ranked as the second warmest such period for the United States since records have been maintained. The warmer weather and the economic downturn both contributed to a decline in demand for energy. The combination of additional supply and lower demand provided significant downward pressure on energy prices.

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

REGULATORY AFFAIRS

In late 1998 and early 1999, the regulated natural gas companies of RGC Resources (Roanoke Gas Company, Bluefield Gas Company and Commonwealth Public Service Company) were each involved in rate proceedings before their respective regulatory commissions. All of these proceedings included a moratorium on filings seeking rate increases in non-gas rates for a period of three years. The offset to the moratorium periods was the implementation of the Distribution Renewal Surcharge (DSR) in the Virginia companies and a stepped in rate increase for each of three years in West Virginia. Both the DSR in Virginia and the stepped-in-rate increase for West Virginia provided rate relief for the regulated companies' pipeline renewal program without the formalities of filing full rate cases each year.

The rate-filing moratoriums end in both jurisdictions on December 1, 2002. Bluefield Gas Company has filed a notice of intent with the Public Service Commission of West Virginia indicating that a rate case will be filed in early February with an effective date to correspond with the December 1, 2002 termination date for the moratorium. Roanoke Gas Company, now combined with Commonwealth Public Service Company, will file a notice of intent to file in the Spring of 2002.

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

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary capital needs are for the funding of its continuing construction program and the seasonal funding of its stored natural gas inventories and accounts receivable. The Company's construction program is comprised of a combination of replacing old bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of natural gas and propane service to new customers. Total capital expenditures were $2,621,045 and $2,468,025 for the three-month periods ended December 31, 2001 and 2000, respectively.

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

The Company also funds seasonal levels of natural gas inventories and accounts receivables. From April through October, natural gas is purchased and stored for sale in the colder winter months. A majority of the Company's sales and billings occur during the winter. As a result, accounts receivable balances increase during these months and decrease during the summer months. Due to the decline in wholesale gas costs and warmer weather, accounts receivable balances and accounts payable balances at December 31, 2001 are well below the levels at December 31, 2000.

The Company increased the borrowing limits on its line of credit agreements. Effective October 1, 2001, the Company's total available lines of credit increased from $23,500,000 to $30,000,000. The Company obtained the increase to provide additional working capital to fund inventory and accounts receivable balances and provide temporary financing for capital projects. The line of credit agreements will expire March 31, 2002, unless extended.

Short-term borrowings, together with internally generated funds and the sale of Common Stock through the Company's Dividend Reinvestment and Stock Purchase Plan, have been used to cover construction costs, debt service, dividend payments and inventories. Total outstanding balances on the Company's lines-of-credits at December 31, 2001 were $19,188,000 compared to $21,737,000 for the same period last year. Reductions in energy costs have reduced the funding requirements for inventory, accounts receivable and accounts payable. Furthermore, the Company's construction program has been funded in part by the Company's lines-of-credit over the past few years. As a result, the Company will be evaluating the need for longer-term financing in the upcoming months.

At December 31, 2001, the Company's capitalization consisted of 42 percent in long-term debt and 58 percent in common equity.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: (i) temporary rate freezes in both regulated jurisdictions; (ii) failure to earn on a consistent basis an adequate return on invested capital; (iii) increasing expenses and labor costs and labor availability; (iv) price competition from alternative fuels; (v) volatility in the price and availability of natural gas and propane; (vi) uncertainty in the projected rate of growth of natural gas and propane requirements in the Company's service area; (vii) general economic conditions both locally and nationally; (viii) increases in interest rates; (ix) increased customer delinquencies and conservation efforts resulting from high fuel costs; (x) developments in electricity and natural gas deregulation and associated industry restructuring; (xi) significant variations in winter heating degree-days from normal; (xii) changes in environmental requirements and cost of compliance;
(xiii) impact of potential increased governmental oversight due to the financial collapse of Enron; and (xiv) new accounting standards issued by the Financial Accounting Standards Board, which could change the accounting treatment for certain transactions. All of these factors are difficult to predict and many are beyond the Company's control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------


assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company's documents or news releases, the words, "anticipate," "believe," "intend," "plan," "estimate," "expect," "objective," "projection," "forecast" or similar words or future or conditional verbs such as "will," "would," "should," "could" or "may" are intended to identify forward-looking statements.

Forward-looking statements reflect the Company's current expectations only as of the date they are made. We assume no duty to update these statements should expectations change or actual results differ from current expectations.

                           Part II - Other Information


Item 2.  Changes in Securities.

         Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the "Restricted Stock Plan"), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions ("restricted stock"). A participant can, subject to approval of Directors of the Company (the "Board"), elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company's common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on section 3(a)(11) and section 4(2) exemptions under the Securities Act of 1993 (the "Act") and will vest only in the case of the participant's death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant's voluntary resignation during his term on the Board or (ii) removal for cause. During the quarter ended December 31, 2001, the Company issued a total of 459.344 shares of restricted stock pursuant to the Restricted Stock Plan as follows:


Investment Date                               Price                            Number of Shares
---------------                               -----                            ----------------
10-1-2001                                    $19.250                               155.325
11-1-2001                                    $19.740                               151.469
12-1-2001                                    $19.600                               152.550


         On October 1, 2001 and December 1, 2001, the Company issued a total of
         301.706 shares of its common stock as bonuses to certain employees and management personnel as rewards for performance and length of service. The 301.706 shares were not issued in a transaction constituting a "sale" within the meaning of section 2(3) of the Act.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

         The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. A hypothetical 10 percent increase in market interest rates applicable to the Company's variable rate debt outstanding at December 31, 2001 would have resulted in a decrease in quarterly earnings of approximately $9,000.

         The Company manages the price risk associated with purchases of natural gas and propane by using a combination of fixed price contracts, spot market purchases and derivative commodity instruments including futures, swaps and collars. With respect to propane gas, a hypothetical 10 percent reduction in market price would result in a decrease in fair value for the Company's propane gas derivative contracts of approximately $72,000.

         With respect to the Company's hedging activities for the price of natural gas, the Company had entered into a no cost collar arrangement for the purchase of natural gas. In this arrangement, the Company purchased index-related puts and sold index-related calls in order to set "floor" and "ceiling" prices for natural gas for the period October 2001 through March 2002. Any cost incurred or benefit received from the derivative arrangement is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia State Corporation Commission and the West Virginia Public Service Commission currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contract will be passed through to customers when realized. A hypothetical 10 percent reduction in the market price of natural gas would result in a decrease in fair value of approximately $96,000 for its natural gas derivative contracts.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Number            Description

                  10(k)(k)(k)       Natural Gas Asset Management Agreement
                                    between Roanoke Gas Company and Duke
                                    Energy Trading and Marketing, L.L.C. dated
                                    November 1, 2001.

                  10(l)(l)(l)       Natural Gas Asset Management Agreement
                                    between Bluefield Gas Company and Duke
                                    Energy Trading and Marketing, L.L.C. dated
                                    November 1, 2001.


         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed for the three months ended December 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                   RGC Resources, Inc.


Date: February 14, 2002                            By: s/Howard T. Lyon
                                                       Howard T. Lyon
                                                       Controller and Treasurer
                                                       Principal Financial
                                                       Officer
                                       18

                                  EXHIBIT INDEX

         Number            Description

         10(k)(k)(k)       Natural Gas Asset Management Agreement between
                           Roanoke Gas Company and Duke Energy Trading and
                           Marketing, L.L.C. dated November 1, 2001.

         10(l)(l)(l)       Natural Gas Asset Management Agreement between
                           Bluefield Gas Company and Duke Energy Trading and
                           Marketing, L.L.C. dated November 1, 2001.