Form 10-Q
period 2002-03-31
RGC RESOURCES INC
filed 2002-05-15
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended          March 31, 2002
                           -----------------

Commission File Number     000-26591
                           -----------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes         X         No
                                              -------           ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


         Class                                    Outstanding at March 31, 2002
------------------------------                ----------------------------------
Common Stock, $5 Par Value                                  1,934,888



RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

                                                              March 31,              September 30,
ASSETS                                                           2002                    2001
------
                                                          ------------------      -------------------

Current Assets:
  Cash and cash equivalents                             $            226,560     $            885,678
  Accounts receivable - (less allowance for
     uncollectibles of $1,287,174 and
     and $531,991, respectively)                                  11,363,701                7,155,930
  Inventories                                                      1,873,815               13,473,986
  Prepaid income taxes                                                     -                  356,020
  Deferred income taxes                                            2,693,539                3,468,168
  Under-recovery of gas costs                                              -                1,208,190
  Unrealized gains on marked to market transactions                1,523,164                        -
  Other                                                              479,834                  428,113
                                                          ------------------      -------------------

     Total current assets                                         18,160,613               26,976,085
                                                          ------------------      -------------------

Property, Plant And Equipment:
  Utility plant in service                                        86,284,830               83,570,936
   Accumulated depreciation and amortization                     (33,074,567)             (31,559,291)
                                                          ------------------      -------------------
     Utility plant in service, net                                53,210,263               52,011,645
  Construction work-in-progress                                    1,798,624                2,048,565
                                                          ------------------      -------------------

     Utility Plant, Net                                           55,008,887               54,060,210
                                                          ------------------      -------------------

  Nonutility property                                             19,642,694               18,149,109
  Accumulated depreciation and amortization                       (7,067,832)              (6,311,673)
                                                          ------------------      -------------------

     Nonutility property, net                                     12,574,862               11,837,436
                                                          ------------------      -------------------

     Total property, plant and equipment                          67,583,749               65,897,646
                                                          ------------------      -------------------

Other Assets:
  Intangible assets, net of accumulated amortization                 312,871                  327,429
  Other assets                                                       682,707                  369,969
                                                          ------------------      -------------------

     Total other assets                                              995,578                  697,398
                                                          ------------------      -------------------

Total Assets                                            $         86,739,940     $         93,571,129
                                                          ==================      ===================




See notes to condensed consolidated financial statements.




RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------

UNAUDITED
                                                             March 31,               September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                            2002                     2001
------------------------------------                    --------------------      -------------------
Current Liabilities:
  Current maturities of long-term debt                $              129,063     $            803,037
  Borrowings under lines of credit                                 8,323,000               17,707,000
  Dividends payable                                                  553,824                  536,385
  Accounts payable                                                 6,618,524                8,250,618
  Income taxes payable                                             1,873,785                        -
  Customer deposits                                                  671,567                  531,288
  Accrued expenses                                                 3,974,925                3,776,490
  Refunds from suppliers - due customers                              34,953                  116,758
  Overrecovery of gas costs                                        4,668,703                1,539,782
  Unrealized losses on marked to market transactions                       -                1,906,171
                                                        --------------------      -------------------
     Total current liabilities                                    26,848,344               35,167,529
                                                        --------------------      -------------------

Long-term Debt, Excluding Current Maturities                      22,417,692               22,507,485
                                                        --------------------      -------------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                            3,650,805                4,836,121
  Deferred investment tax credits                                    318,224                  334,922
                                                        --------------------      -------------------

     Total deferred credits and other liabilities                  3,969,029                5,171,043
                                                        --------------------      -------------------

Stockholders' Equity:
  Common stock, $5  par value; authorized,
     10,000,000 shares; issued and outstanding
     1,934,888 and 1,914,603 shares, respectively                  9,674,440                9,573,015
  Preferred stock, no par, authorized, 5,000,000
     shares; 0 shares issued and outstanding in
     both 2002 and 2001                                                    -                        -
  Capital in excess of par value                                  11,024,178               10,736,536
  Retained earnings                                               12,699,396               10,490,375
  Accumulated comprehensive income (loss)                            106,861                  (74,854)
                                                        --------------------      -------------------

     Total stockholders' equity                                   33,504,875               30,725,072
                                                        --------------------      -------------------


Total Liabilities and Stockholders' Equity            $           86,739,940     $         93,571,129
                                                        ====================      ===================







See notes to condensed consolidated financial statements.



RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

UNAUDITED
                                                            Three Months Ended                 Six Months Ended
                                                                 March 31,                         March 31
                                                           2002             2001             2002            2001
                                                       -------------    ------------     ------------    -------------
Operating Revenues:
  Gas utilities                                       $   23,565,404   $  35,035,162    $  40,147,818   $   66,859,231
  Propane operations                                       4,946,231       6,746,311        7,866,939       11,778,855
  Energy marketing                                         3,105,813       4,299,983        6,230,851        8,126,481
  Other                                                      126,933         367,402          353,380          869,454
                                                       -------------    ------------     ------------    -------------
     Total operating revenues                             31,744,381      46,448,858       54,598,988       87,634,021
                                                       -------------    ------------     ------------    -------------

Cost of Sales:
  Gas utilities                                           16,765,229      27,979,076       27,939,767       52,572,486
  Propane operations                                       2,562,987       3,974,834        3,992,765        6,910,070
  Energy marketing                                         2,978,367       4,034,066        6,038,691        7,699,727
  Other                                                       50,372         289,660          186,428          656,647
                                                       -------------    ------------     ------------    -------------
     Total cost of sales                                  22,356,955      36,277,636       38,157,651       67,838,930
                                                       -------------    ------------     ------------    -------------

Operating Margin                                           9,387,426      10,171,222       16,441,337       19,795,091
                                                       -------------    ------------     ------------    -------------

Other Operating Expenses:
    Other operations                                       2,775,507       3,436,054        5,793,936        6,731,106
    Maintenance                                              320,569         369,608          683,461          667,792
    General taxes                                            442,920         503,830          842,521        1,646,315
    Depreciation and amortization                          1,313,368       1,239,315        2,626,739        2,474,626
                                                       -------------    ------------     ------------    -------------
     Total other operating expenses                        4,852,364       5,548,807        9,946,657       11,519,839
                                                       -------------    ------------     ------------    -------------

Operating Earnings                                         4,535,062       4,622,415        6,494,680        8,275,252
                                                       -------------    ------------     ------------    -------------

Other Deductions, net                                        (21,060)        (31,483)         (52,345)         (61,215)
                                                       -------------    ------------     ------------    -------------

Income Before Interest and Income Taxes                    4,514,002       4,590,932        6,442,335        8,214,037
                                                       -------------    ------------     ------------    -------------

Interest Expense                                             511,953         772,130        1,075,471        1,560,882
                                                       -------------    ------------     ------------    -------------

Income Before Income Taxes                                 4,002,049       3,818,802        5,366,864        6,653,155
                                                       -------------    ------------     ------------    -------------

Income Taxes                                               1,531,603       1,472,287        2,055,643        2,489,780
                                                       -------------    ------------     ------------    -------------

Net Income                                            $    2,470,446   $   2,346,515    $   3,311,221   $    4,163,375
                                                       =============    ============     ============    =============

Basic and Diluted Earnings Per Common Share           $         1.28   $        1.24    $        1.72   $         2.20
                                                       =============    ============     ============    =============


See notes to condensed consolidated financial statements.



RGC RESOURCES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
---------------------------------------------------------------------------------------------------------------

UNAUDITED
                                                                       Three Months Ended               Six Months Ended
                                                                            March 31,                       March 31,
                                                                     2002             2001            2002             2001
                                                                  -----------    --------------   -------------    ------------

Net Income                                                       $  2,470,446   $     2,346,515  $    3,311,221   $   4,163,375

   Unrealized gain (loss) on derivative financial instruments         145,705           (12,636)         70,562          93,509

   Reclassification of loss (income) to net income                      67,308          (93,509)        111,154         (93,509)
                                                                  -----------    --------------   -------------    ------------

Other Comprehensive Income (Loss), net of tax:                        213,013          (106,145)        181,716               -
                                                                  -----------    --------------   -------------    ------------

Comprehensive Income                                             $  2,683,459   $     2,240,370  $    3,492,937   $   4,163,375
                                                                  ===========    ==============   =============    ============










See notes to condensed consolidated financial statements.



RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH AND SIX-MONTH
PERIODS ENDED MARCH 31, 2002 AND 2001
----------------------------------------------------------------------------------------------------------------------------

UNAUDITED
                                                                    Three Months Ended               Six Months Ended
                                                                        March 31,                        March 31,
                                                                  2002              2001           2002            2001
                                                             --------------     ------------   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $      2,470,446    $   2,346,515  $    3,311,221  $    4,163,375
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                                  1,349,389        1,261,188       2,699,683       2,518,377
   Gain on disposal of property                                      (1,022)            (430)         (2,635)         (4,455)
   Deferred taxes and investment tax credits                        (22,705)      (1,782,709)       (543,320)     (1,775,528)
   Changes in assets and liabilities which provided
     (used) cash, exclusive of changes and noncash
      transactions shown separately                               8,169,288        5,589,682       9,102,545      (3,416,440)
                                                             --------------     ------------   -------------   -------------
       Net cash provided by operating activities                 11,965,396        7,414,246      14,567,494       1,485,329
                                                             --------------     ------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property               (1,766,946)      (1,546,555)     (4,387,991)     (4,014,580)
Cost of removal of utility plant, net                                (7,703)          (3,225)        (24,048)        (11,958)
Proceeds from disposal of equipment                                  11,162           21,589          28,888          32,910
                                                             --------------     ------------   -------------   -------------
       Net cash used in investing activities                     (1,763,487)      (1,528,191)     (4,383,151)     (3,993,628)
                                                             --------------     ------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt and capital leases                     (56,945)          (6,463)       (763,767)        (12,812)
Net borrowings (repayments) under lines of credit               (10,865,000)      (5,327,000)     (9,384,000)      3,115,000
Cash dividends paid                                                (548,376)        (528,973)     (1,084,761)     (1,046,801)
Proceeds from issuance of stock                                     238,741          189,643         389,067         293,755
                                                             --------------     ------------   -------------   -------------
       Net cash provided by (used in) financing activities      (11,231,580)      (5,672,793)    (10,843,461)      2,349,142
                                                             --------------     ------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH  AND CASH
   EQUIVALENTS                                                   (1,029,671)         213,262        (659,118)       (159,157)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                            1,256,231          348,830         885,678         721,249
                                                             --------------     ------------   -------------   -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                           $        226,560    $     562,092  $      226,560  $     $562,092
                                                             ==============     ============   =============   =============


SUPPLEMENTAL INFORMATION:
Interest paid                                              $        180,131    $     660,906  $    1,128,975  $    1,537,191
Income taxes paid, net                                     $        371,551    $   1,361,362  $      369,119  $    1,359,021

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly RGC Resources, Inc.'s financial position as of March 31, 2002 and the results of its operations and its cash flows for the three months and six months ended March 31, 2002 and 2001. Because of seasonal and other factors, the results of operations for the six months ended March 31, 2002 are not indicative of the results to be expected for the fiscal year ending September 30, 2002.

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

4. Effective November 1, 2001, Roanoke Gas Company and Bluefield Gas Company (the Companies) entered into a contract with a third party, Duke Energy Trading and Marketing (Duke Energy), to provide future gas supply needs. Duke Energy has also assumed the management and financial obligation of the Companies' firm transportation and storage agreements. In connection with the agreement, the Companies exchanged gas in storage at November 1, 2001 for the right to receive from Duke Energy an equal amount of gas in the future as provided by the agreement. As a result of this arrangement, natural gas inventories on the balance sheet are replaced with a new classification called "prepaid gas service." This contract expires on October 31, 2004.

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

         The Company had entered into futures and swaps for the purpose of hedging the price of propane in order to provide price stability during the winter months. The Company's hedging activities are in accordance with established risk management policies. The hedges qualify as cash flow hedges; therefore, changes in the fair value are reported in Other Comprehensive Income. For the three month and six month periods ended March 31, 2002, the Company recorded unrealized gains of $145,705 and $70,562, respectively, related to hedging activities and reclassified $67,308 and $111,154, respectively, in losses from Other Comprehensive Income to net income as the hedges settled during the quarter. For the three month and six month periods ended March 31, 2001, the Company recorded an unrealized loss of $12,636 and an unrealized gain of $93,509, respectively, related to propane derivative contracts and reclassified $93,509 in gains from Other Comprehensive Income to net income. No portion of the hedges were ineffective during the three months ended March 31, 2002 and 2001.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

         The Company also had entered into no-cost collar and price-cap arrangements for the purchase of natural gas for the purpose of providing price stability during the winter months. The fair value of these instruments is recorded in the balance sheet with the offsetting entry to over/under-recovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia State Corporation Commission (SCC) and the West Virginia Public Service Commission (PSC) currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of these instruments will be passed through to customers when realized.

         The unrealized gains on these marked to market derivatives at March 31, 2002 are composed of $1,348,125 of natural gas derivative hedges that are subjected to recovery through the PGA mechanism and $175,039 of propane hedges that will flow through income when realized. All $175,039 of the unrealized gain on propane hedges at March 31, 2002 is expected to be realized during the next twelve months.

6. Basic earnings per common share are based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding for the three-month and six-month periods ended March 31, 2002 were 1,929,088 and 1,924,336 compared to 1,893,762 and 1,889,503 for the same periods last year. The weighted average number of shares outstanding assuming dilution were 1,932,979 and 1,928,376 for the three-month and six-month periods ended March 31, 2002 compared to 1,897,760 and 1,893,042 for the same periods last year. The difference between the weighted average number of shares for the calculation of basic and diluted earnings per share relates to the dilutive effect associated with the assumed issuance of stock options as calculated using the Treasury Stock method.

7. RGC Resources, Inc.'s reportable segments are included in the following table. The segments are comprised of regulated natural gas sales and distribution, propane sales, energy marketing and other. The other segment is composed of the heating and air conditioning business, mapping services, information system services and certain corporate eliminations.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED



                                                                                Energy
                                                   Natural Gas     Propane     Marketing      Other        Total
                                                 ------------------------------------------------------------------

          FOR THE THREE MONTHS ENDED MARCH 31, 2002
              Operating revenues                    23,565,404    4,946,231    3,105,813      126,933    31,744,381
              Operating margin                       6,800,175    2,383,244      127,446       76,561     9,387,426
              Income before income taxes             3,013,126      899,897      118,847      (29,821)    4,002,049


          FOR THE THREE MONTHS ENDED MARCH 31, 2001
              Operating revenues                    35,035,162    6,746,311    4,299,983      367,402    46,448,858
              Operating margin                       7,056,086    2,771,477      265,917       77,742    10,171,222
              Income before income taxes             2,441,428    1,263,110      257,586     (143,322)    3,818,802



                                                                                Energy
                                                   Natural Gas     Propane     Marketing      Other        Total
                                                 ------------------------------------------------------------------
          FOR THE SIX MONTHS ENDED MARCH 31, 2002
              Operating revenues                    40,147,818    7,866,939    6,230,851      353,380    54,598,988
              Operating margin                      12,208,051    3,874,174      192,160      166,952    16,441,337
              Income before income taxes             4,322,896      970,512      175,731     (102,275)    5,366,864


          As of March 31, 2002:
              Total assets                          69,657,627   14,474,728    1,610,705      996,880    86,739,940


          FOR THE SIX MONTHS ENDED MARCH 31, 2001
              Operating revenues                    66,859,231   11,778,855    8,126,481      869,454    87,634,021
              Operating margin                      14,286,745    4,868,785      426,754      212,807    19,795,091
              Income before income taxes             4,561,424    1,935,061      409,078     (252,408)    6,653,155


          As of March 31, 2001:
              Total assets                          80,803,118   14,800,222    2,231,411    1,921,472    99,756,223


8. Effective April 1, 2002, the Company renewed its line of credit agreements with Wachovia Bank (formerly First Union National Bank.) The new agreements provide for a two-tiered credit limit to accommodate the seasonal demand for working capital. Total available credit from April 2002 through September 2002 is $20,500,000 and from October 2002 through March 2003 is $26,500,000. Interest rates are variable based upon 30 day LIBOR. The line of credit agreements will expire March 31, 2003, unless extended.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------
OPERATIONS
----------

RESULTS OF OPERATIONS

Consolidated net income for the three-month period and six-month period ended March 31, 2002 were $2,470,446 and $3,311,221, respectively, compared to $2,346,515 and $4,163,375 for the same period last year.

Total operating revenues for the three months ended March 31, 2002 fell by nearly 32 percent compared to last year's revenues as a combination of much lower energy costs and significantly warmer weather served to reduce both the price customers pay for energy and their consumption. The weather continued the trend established in the first quarter with temperatures much warmer during the current quarter, as the total number of heating degree-days (an industry measure by which the average daily temperature falls below 65 degrees Fahrenheit) declined 11 percent compared to the same period last year. Total regulated natural gas deliveries decreased by nearly 5 percent with non-transporting volumes reflecting a 9 percent decline in dekatherms sold. Propane gallons delivered fell by nearly 5 percent as well. Revenues were affected by the Company's 29 percent reduction in average sales price of natural gas and the 9 percent reduction in non-transported volumes sold. The average cost of a dekatherm of natural gas decreased by 34 percent from the same period last year. The average cost of a gallon of propane decreased by 32 percent during the same time. Energy marketing revenues declined by 28 percent on volumes comparable with last year due to the decline in energy prices. Other revenues declined by more than 65 percent due to the significant scale-back in the heating and air conditioning operations as a result of the Company's restructuring plan implemented during the last fiscal year.

Total operating margin decreased by $783,796, or almost 8 percent, for the quarter ended March 31, 2002 from the same period last year. Regulated natural gas margins decreased by $255,911, or nearly 4 percent, as the total delivered volume (transporting and non-transporting) decreased by 218,269 dekatherms, or 5 percent, due to weather that was 11 percent warmer than last year. Propane margins decreased by $388,233, or 14 percent, on a 192,261, or 5 percent, gallon decline in deliveries from the same period last year. In addition to the decline in volumes, propane margins were also affected by the realization of a pre-tax loss on derivative contracts of $110,250 and competitive pricing issues due to the warm weather. To a lesser extent, natural gas and propane margins also have been affected by slower customer growth due to last year's higher energy prices and the effect of the economic slowdown. The unregulated energy marketing company experienced a significant reduction in margin on comparable sales volume for the quarter. The average margin generated from the energy marketing sales decreased by $0.237 per dekatherm, or 52 percent. This reduction in margin resulted from a fixed price natural gas contract that expired at the end of March 2001. This contract locked in prices at levels much lower than the market prices in place last year. The lower prices allowed the Company to sell natural gas to its transportation customers last year at a lower price as well as boost margins for the non-regulated energy marketing company. With the expiration of this contact and the much lower market prices for natural gas, the energy marketing margins returned to levels experienced prior to last year. The energy marketing margins for the current quarter included a one-time gain of $78,600 related to the sale of a fixed price contract for the purchase of 120,000 dekatherms of gas. Excluding this sale, margins related to the energy marketing operations would have been reduced by more than half.

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------
OPERATIONS
----------


The table below reflects volume activity and heating degree-days.


                                            Quarter           Quarter           Increase/
Delivered Volumes                           3/31/02           3/31/01          (Decrease)        Percentage
                                         -------------     --------------    ---------------    ------------
Regulated Natural Gas (DTH)                  4,282,827          4,501,096         (218,269)           -5%
Propane (Gallons)                            3,870,975          4,063,236         (192,261)           -5%
Highland Energy (DTH)                          586,141            584,564            1,577             0%


Heating Degree Days                              1,894              2,128             (234)          -11%
(Unofficial)


Other operations expenses decreased by $660,547, or 19 percent, for the three-month period ended March 31, 2002 compared to the same period last year. Nearly all of the decrease in other operations related to a substantial decline in bad debt-expense due to much lower gross revenues and the recording of a regulatory asset following an agreement with the regulatory staff of the State Corporation Commission of Virginia (SCC). The staff agreement provided for the deferral of incurred bad debt expense in the amount of $316,966 with this amount to be amortized over a three-year period beginning in December 2002 to coincide with the anticipated implementation date of new rates associated with the Company's pending rate filing. The Company has applied Statement of Financial Accounting Standards No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION in recording the regulatory asset. The remaining reduction in other operations expenses related to lower operating expenses in the heating and air conditioning operations as a result of the restructuring of this line of business. Currently, only minimal service and warranty work is being conducted in this area. Maintenance expenses decreased $49,039, or 13 percent, as more system maintenance was completed in the previous quarter as a result of the warmer weather and a greater emphasis was placed on system renewal rather than repair in the current quarter.

General taxes decreased $60,910, or 12 percent, for the three-month period ended March 31, 2002 compared to the same period last year primarily as a result of a 37 percent reduction in the business and occupation (B&O) tax related to the West Virginia regulated operations. The B&O tax is based upon gross revenues, and Bluefield Gas Company's gross revenues decreased by 39 percent compared to the same quarter last year.

Capital expenditures for adding new customers to the natural gas and propane business and replacing older portions of the natural gas distribution system have resulted in depreciation expense increasing by $74,053, or 6 percent. Interest charges decreased by nearly 34 percent as the Company's average total debt position for the current quarter decreased by more than 12 percent and the average effective interest rate declined by 23 percent. The decrease in average total debt for the quarter was attributable to the significant reductions in the cost of energy, warmer weather and the Company's asset management contract (see Asset Management section below.) The warm weather and low energy costs have also significantly reduced the levels of customer accounts receivable balances. Furthermore, the asset management contract provides for a withdrawal and injection plan that has allowed both Roanoke Gas and Bluefield Gas to draw down the entire balances of their natural gas inventories by the end of March. In prior years, gas inventories were never fully withdrawn due to uncertainty in energy demand.

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------
OPERATIONS
----------

Beginning in April, natural gas will begin to be replenished into storage. Average effective interest rates related to the Company's variable rate line-of-credit agreements declined. The effective interest rate for the quarter on short-term debt declined by 378 basis points, or 62 percent, from the same period last year due to reductions in the 30 day LIBOR rate over the past year.

For the six-month period ended March 31, 2002, total operating margin decreased $3,353,754, or 17 percent, from the same period last year. Regulated natural gas margin decreased $2,078,694, or more than 14 percent, as total natural gas deliveries declined by 1,370,963 DTH, or 16 percent, from the same period last year, on weather that had 21 percent fewer heating degree days. A portion of the regulated natural gas margin decrease related to the elimination of the state and local gross receipts tax on Virginia natural gas operations. Further discussion of this change is discussed below. Propane margins decreased $994,611, or 20 percent, as gallons delivered decreased by 17 percent. Propane margins were also affected by the combination of the realization of derivative contract losses and competitive pressures from other propane distributors. Energy marketing margins declined $234,594, or 55 percent, on comparable volumes as prior year results reflect the benefit of the fixed price contract that expired at the end of March 2001. The energy marketing margins have returned to expected levels during the current year.

The table below reflects volume activity and heating degree-days.


                                             Y-T-D             Y-T-D            Increase/
Delivered Volumes                           3/31/02           3/31/01          (Decrease)        Percentage
                                         -------------     --------------    ---------------    ------------

Regulated Natural Gas (DTH)                  7,373,043          8,744,006        (1,370,963)           -16%
Propane (Gallons)                            6,183,265          7,434,899        (1,251,634)           -17%
Highland Energy (DTH)                        1,221,323          1,218,732             2,591              0%


Heating Degree Days                              3,124              3,979              (855)           -21%
(Unofficial)

Other operations expenses decreased by $937,170 or 14 percent for the six-month period ended March 31, 2002 compared to the same period last year. The majority of the decrease in other operations related to the decline in bad-debt expense as total gross revenues declined significantly from last year's levels due to lower energy costs and less demand and to the deferral of bad debt expense, as discussed above. Reductions in the heating and air conditioning operations, resulting from the restructuring in September 2001, accounted for the remaining decrease in expenses. General taxes decreased $803,794, or 49 percent, for the six-month period ended March 31, 2002 compared to the same period last year primarily as a result of the elimination of state and local gross receipts taxes on Virginia public utilities by the Commonwealth of Virginia effective January 1, 2001. A consumption tax and a state income tax replaced the gross receipts tax. Virginia gross receipts taxes were included in the Company's billing rates and recorded as both operating revenues and general tax expense. The new consumption tax is added to customer bills based on the volume of natural gas consumed. The Company does not include the consumption tax in either operating revenues or general tax expense. This tax is a pass-through from the customer to the Commonwealth of Virginia and the localities in which the utility operates within Virginia. The state income tax is included in the income tax amount. Bluefield Gas Company, which operates in the state of West Virginia, continues to have a gross receipts tax in the form of a business and occupation tax. Depreciation increased $152,113, or 6 percent, on increased investment in utility and non-utility property. Interest charges decreased by

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------
OPERATIONS
----------

$485,411, or 31 percent, as a result of significantly lower short-term interest rates on the Company's variable lines-of-credit arrangements and, to a lesser extent, lower overall borrowing requirements during the period as a result of much lower energy costs and warmer weather.

The three-month and six-month earnings presented herein should not be considered as reflective of the Company's consolidated financial results for the fiscal year ending September 30, 2002. The total revenues and margins during the first six months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings depends primarily on weather conditions during the remaining months.

CRITICAL ACCOUNTING POLICIES

Regulatory accounting - The Company's regulated operations follow the accounting and reporting requirements of Statement of Financial Accounting Standards No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION. The economic effects of regulation can result in a regulated company deferring costs that have been or are expected to be recovered from customers in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this results, costs are deferred as assets in the consolidated balance sheet (regulatory assets) and recorded as expenses when such amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for the amounts previously collected from customers and for current collection in rates of costs that are expected to be incurred in the future (regulatory liabilities).

Revenue recognition - The Company bills natural gas customers on a monthly cycle basis; however, the billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for natural gas delivered to customers not yet billed during the accounting period.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates made by management include projected useful lives of assets and collectibility and valuation of accounts receivable among others. Actual results could differ from those estimates.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------
OPERATIONS
----------

REGULATORY AFFAIRS

RGC Resources is currently involved in both Virginia and West Virginia in rate case proceedings for all of its regulated affiliates. Bluefield Gas Company filed for a rate increase with the WV Public Service Commission (PSC) on February 4, 2002. On March 22, 2002, the PSC issued an Order suspending rates until December 2, 2002, requiring a staff audit report by July 15, 2002, and an Administrative Law Judge decision on or before October 2, 2002. The PSC staff is currently performing their on-site audit of the filed information.

Roanoke Gas Company filed a notice on intent to file a rate case with the State Corporation Commission of Virginia on March 26, 2002. The full case is currently scheduled to be filed on or around June 5, 2002, with an effective date of December 1, 2002. The requested rates will go into effect, under bond and subject to refund, on December 1, 2002 with a final order being issued sometime in 2003.

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

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary capital needs are for the funding of its continuing construction program and the seasonal funding of its accounts receivable and gas prepayment requirements under the asset management contract. The Company's construction program is composed of a combination of replacing old bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of natural gas and propane service to new customers. Total capital expenditures were $1,766,946 and $4,387,991 for the three-month period and six-month periods ended March 31, 2002, respectively, compared to $1,546,555 and $4,014,580 for the same periods last year.

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------
OPERATIONS
----------

The Company also funds seasonal levels of gas prepayments and accounts receivables. From April through October, the Company prepays its asset manager for the right to receive additional natural gas in the colder winter months. This gas prepayment replaces the old underground natural gas storage that was used prior to the new asset management contract. A majority of the Company's sales and billings occur during the winter. As a result, accounts receivable balances increase during these months and decrease during the summer months. Due to the decline in wholesale gas costs and warmer weather, accounts receivable balances and accounts payable balances at March 31, 2002 are well below the levels at March 31, 2001.

Effective April 1, 2002, the Company renewed its line of credit agreements with Wachovia Bank (formerly First Union National Bank.) The new agreements provide for a two-tiered credit limit to accommodate the seasonal demand for working capital. Total available credit from April 2002 through September 2002 is $20,500,000 and from October 2002 through March 2003 is $26,500,000. Interest rates are variable based upon 30 day LIBOR. The line of credit agreements will expire March 31, 2003, unless extended.

Short-term borrowings, together with internally generated funds and the sale of Common Stock through the Company's Dividend Reinvestment and Stock Purchase Plan, have been used to cover construction costs, debt service, dividend payments and inventories. Total outstanding balances on the Company's lines-of-credit at March 31, 2002 were $8,323,000 compared to $16,410,000 for the same period last year. Reductions in energy costs have reduced the funding requirements for natural gas prepayments and accounts receivable. Furthermore, the Company's construction program has been funded in part by the Company's lines-of-credit over the past few years. As a result, the Company is evaluating the need for longer-term financing in the upcoming months.

At March 31, 2002, the Company's capitalization consisted of 40 percent in long-term debt and 60 percent in common equity.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: (i) temporary rate freezes in both regulated jurisdictions; (ii) inability to obtain authorization for adequate and timely rate relief from the respective state commissions (iii) failure to earn on a consistent basis an adequate return on invested capital; (iv) increasing expenses and labor costs and labor availability; (v) price competition from alternative fuels; (vi) volatility in the price and availability of natural gas and propane; (vii) uncertainty in the projected rate of growth of natural gas and propane requirements in the Company's service area; (viii) general economic conditions both locally and nationally; (ix) increases in interest rates; (x) increased customer delinquencies and conservation efforts resulting from high fuel costs; (xi) developments in electricity and natural gas deregulation and associated industry restructuring; (xii) significant variations in winter heating degree-days from normal; (xiii) changes in environmental requirements and cost of compliance; (xiv) impact of potential increased governmental oversight due to the financial collapse of Enron; (xv) cost and availability of property and

RGC RESOURCES, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------
OPERATIONS
----------

liability insurance in the wake of terrorism concerns and corporate failures; and (xvi) new accounting standards issued by the Financial Accounting Standards Board, which could change the accounting treatment for certain transactions. All of these factors are difficult to predict and many are beyond the Company's control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company's documents or news releases, the words, "anticipate," "believe," "intend," "plan," "estimate," "expect," "objective," "projection," "forecast" or similar words or future or conditional verbs such as "will," "would," "should," "could" or "may" are intended to identify forward-looking statements.

Forward-looking statements reflect the Company's current expectations only as of the date they are made. We assume no duty to update these statements should expectations change or actual results differ from current expectations.

                           Part II - Other Information


Item 2.  Changes in Securities.

         Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the "Restricted Stock Plan"), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions ("restricted stock"). A participant can, subject to approval of Directors of the Company (the "Board"), elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company's common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on
         Section 3(a)(11) and Section 4(2) exemptions under the Securities Act of 1993 (the "Act") and will vest only in the case of the participant's death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant's voluntary resignation during his term on the Board or (ii) removal for cause. During the quarter ended March 31, 2002, the Company issued a total of 492.630 shares of restricted stock pursuant to the Restricted Stock Plan as follows:


          Investment Date        Price         Number of Shares
             1-1-2002           $20.010             161.421
             2-1-2002           $19.620             164.627
             3-1-2002           $19.390             166.582


         On February 1, 2002 and March 1, 2002, the Company issued a total of
         199.401 shares of its common stock as bonuses to certain employees and management personnel as rewards for attendance and performance. The
         199.401 shares were not issued in a transaction constituting a "sale" within the meaning of Section 2(3) of the Act.

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

         The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. A hypothetical 10 percent increase in market interest rates applicable to the Company's variable rate debt outstanding at March 31, 2002 would have resulted in a decrease in quarterly earnings of approximately $4,800.

         The Company manages the price risk associated with purchases of natural gas and propane by using a combination of fixed price contracts, spot market purchases and derivative commodity instruments including futures, swaps and collars. With respect to propane gas, a hypothetical 10 percent reduction in market price would result in a decrease in fair value for the Company's propane gas derivative contracts of approximately $127,000.

         With respect to the Company's hedging activities for the price of natural gas, the Company had entered into swap arrangements for the purchase of natural gas for the upcoming winter months. Any cost incurred or benefit received from the derivative arrangement is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia State Corporation Commission and the West Virginia Public Service Commission currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contract will be passed through to customers when realized. A hypothetical 10 percent reduction in the market price of natural gas would result in a decrease in fair value of approximately $534,000 for its natural gas derivative contracts.

Item 4.  Submission of Matters to a vote of Security Holders

         On January 28, 2002, the Company held its Annual Meeting of Shareholders. At the meeting, Lynn D. Avis, J. Allen Layman and Thomas
         L. Robertson were each reelected as Class B directors until the Annual Meeting of Shareholders to be held in 2005. For the Class B directors, 1,518,017 votes were cast in favor, and 32,731 votes were withheld. There were no broker non-votes.

         Frank T. Ellet, F. A. Farmer, Jr. and Maryellen F. Goodlatte continue to serve as Class C directors until the Annual Meeting of Shareholders to be held in 2003. Abney S. Boxley, III, S. Frank Smith and John B. Williamson, III continue as Class A directors until the Annual Meeting of Shareholders to be held in 2004.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Number           Description

                  10 (m)(m)(m)     Promissory Note, in the amount of $2,000,000,
                                   by and between RGC Resources, Inc. and First
                                   Union National Bank dated March 25, 2002.

                  10 (n)(n)(n)     Promissory Note, in the amount of
                                   $15,000,000, by and between Roanoke Gas
                                   Company and First Union National Bank dated
                                   March 25, 2002.

                  10 (o)(o)(o)     Unconditional Guaranty by and between Roanoke
                                   Gas Company, RGC Resources, Inc. and First
                                   Union National Bank dated March 25, 2002.

                  10 (p)(p)(p)     Promissory Note, in the amount of
                                   $4,500,000, by and between Bluefield Gas
                                   Company and First Union National Bank dated
                                   March 25, 2002.

                  10 (q)(q)(q)     Unconditional Guaranty by and between
                                   Bluefield Gas Company, RGC Resources, Inc.
                                   and First Union National Bank dated March 25,
                                   2002.

                  10 (r)(r)(r)     Promissory Note, in the amount of
                                   $5,000,000, by and between Diversified
                                   Energy Company and First Union National Bank dated March 25, 2002.

                  10 (s)(s)(s)     Unconditional Guaranty by and between
                                   Diversified Energy Company, RGC Resources,
                                   Inc. and First Union National Bank dated
                                   March 25, 2002.


         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed for the three months ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                  RGC Resources, Inc.


Date: May 15, 2002                By: s/ Howard T. Lyon
                                         Howard T. Lyon
                                         Controller and Treasurer
                                         Principal Financial Officer

                                  EXHIBIT INDEX

         Number            Description

         10 (m)(m)(m)      Promissory Note, in the amount of $2,000,000, by and
                           between RGC Resources, Inc. and First Union
                           National Bank dated March 25, 2002.

         10 (n)(n)(n)      Promissory Note, in the amount of $15,000,000,
                           by and between Roanoke Gas Company and First Union
                           National Bank dated March 25, 2002.

         10 (o)(o)(o)      Unconditional Guaranty by and between Roanoke Gas
                           Company, RGC Resources, Inc. and First Union
                           National Bank dated March 25, 2002.

         10 (p)(p)(p)      Promissory Note, in the amount of $4,500,000, by
                           and between Bluefield Gas Company and First Union
                           National Bank dated March 25, 2002.

         10 (q)(q)(q)      Unconditional Guaranty by and between Bluefield Gas
                           Company, RGC Resources, Inc. and First Union
                           National Bank dated March 25, 2002.

         10 (r)(r)(r)      Promissory Note, in the amount of $5,000,000, by and
                           between Diversified Energy Company and First Union
                           National Bank dated March 25, 2002.

         10 (s)(s)(s)      Unconditional Guaranty by and between Diversified
                           Energy Company, RGC Resources, Inc. and First Union
                           National Bank dated March 25, 2002.