Form 10-Q
period 2002-06-30
RGC RESOURCES INC
filed 2002-08-14
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended          June 30, 2002
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.    Yes  X       No
                                                          -------     ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


           Class                               Outstanding at June 30, 2002
---------------------------------------   --------------------------------------
Common Stock, $5 Par Value                                 1,955,885




RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------

UNAUDITED

                                                                         June 30,              September 30,
ASSETS                                                                     2002                     2001
------
                                                                     ----------------        ------------------

Current Assets:
  Cash and cash equivalents                                         $         271,450       $           885,678
  Accounts receivable - (less allowance for
     uncollectibles of $1,362,726 and
     and $531,991, respectively)                                            4,914,654                 7,155,930
  Inventories                                                               1,752,658                13,473,986
  Prepaid gas service                                                       4,846,267                         -
  Prepaid income taxes                                                              -                   356,020
  Deferred income taxes                                                     2,172,462                 3,468,168
  Under-recovery of gas costs                                                       -                 1,208,190
  Unrealized gains on marked to market transactions                         1,019,981                         -
  Other                                                                       666,168                   428,113
                                                                     ----------------        ------------------

         Total current assets                                              15,643,640                26,976,085
                                                                     ----------------        ------------------

Property, Plant And Equipment:
  Utility plant in service                                                 87,447,654                83,570,936
  Accumulated depreciation and amortization                               (33,710,619)              (31,559,291)
                                                                     ----------------        ------------------
     Utility plant in service, net                                         53,737,035                52,011,645
  Construction work-in-progress                                             2,065,633                 2,048,565
                                                                     ----------------        ------------------

     Utility Plant, Net                                                    55,802,668                54,060,210
                                                                     ----------------        ------------------

  Nonutility property                                                      19,560,469                18,149,109
  Accumulated depreciation and amortization                                (7,320,048)               (6,311,673)
                                                                     ----------------        ------------------

     Nonutility property, net                                              12,240,421                11,837,436
                                                                     ----------------        ------------------

         Total property, plant and equipment                               68,043,089                65,897,646
                                                                     ----------------        ------------------

Other Assets
  Intangible assets, net of accumulated amortization                          305,592                   327,429
  Other assets                                                                666,264                   369,969
                                                                     ----------------        ------------------

         Total other assets                                                   971,856                   697,398
                                                                     ----------------        ------------------

Total Assets                                                        $      84,658,585       $        93,571,129
                                                                     ================        ==================


See notes to condensed consolidated financial statements.
-----------------------------------------------------------------




RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------

UNAUDITED
                                                                         June 30,              September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                       2002                     2001
------------------------------------
                                                                  -------------------        ------------------

Current Liabilities:
  Current maturities of long-term debt                              $         129,590       $           803,037
  Borrowings under lines of credit                                         10,247,000                17,707,000
  Dividends payable                                                           557,461                   536,385
  Accounts payable                                                          5,963,085                 8,250,618
  Income taxes payable                                                      1,050,394                         -
  Customer deposits                                                           584,684                   531,288
  Accrued expenses                                                          4,095,999                 3,776,490
  Refunds from suppliers - due customers                                       49,855                   116,758
  Overrecovery of gas costs                                                 2,642,959                 1,539,782
  Unrealized losses on marked to market transactions                                -                 1,906,171

         Total current liabilities                                         25,321,027                35,167,529
                                                                  -------------------        ------------------

Long-term Debt, Excluding Current Maturities                               22,385,094                22,507,485
                                                                  -------------------        ------------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                     3,696,871                 4,836,121
  Deferred investment tax credits                                             309,875                   334,922
                                                                  -------------------        ------------------

         Total deferred credits and other liabilities                       4,006,746                 5,171,043
                                                                  -------------------        ------------------

Stockholders' Equity:
  Common stock, $5  par value; authorized,
     10,000,000 shares; issued and outstanding
     1,955,885 and 1,914,603 shares, respectively                           9,779,425                 9,573,015
  Preferred stock, no par, authorized, 5,000,000
     shares; 0 shares issued and outstanding
     in 2002 and 2001                                                               -                         -
  Capital in excess of par value                                           11,309,177                10,736,536
  Retained earnings                                                        11,844,154                10,490,375
  Accumulated comprehensive income (loss)                                      12,962                   (74,854)

         Total stockholders' equity                                        32,945,718                30,725,072
                                                                  -------------------        ------------------


Total Liabilities and Stockholders' Equity                          $      84,658,585       $        93,571,129
                                                                  ===================        ==================


See notes to condensed consolidated financial statements.
-----------------------------------------------------------------





RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
----------------------------------------------------------------------------------------------------------------------------

UNAUDITED
                                                               Three Months Ended                   Nine Months Ended
                                                                    June 30,                            June 30,
                                                             2002              2001              2002              2001
                                                     -----------------    --------------    --------------    --------------
Operating Revenues:
  Gas utilities                                        $     9,948,942   $    11,464,101   $    50,096,760   $    78,323,332
  Propane operations                                         1,560,298         1,844,375         9,427,237        13,623,230
  Energy marketing                                           2,514,448         3,390,878         8,745,299        11,517,359
  Other                                                        151,664           301,768           505,044         1,171,222
                                                     -----------------    --------------    --------------    --------------
         Total operating revenues                           14,175,352        17,001,122        68,774,340       104,635,143
                                                     -----------------    --------------    --------------    --------------

Cost of Sales:
  Gas utilities                                              6,177,527         7,868,102        34,117,294        60,440,588
  Propane operations                                           839,495         1,105,317         4,832,260         8,015,387
  Energy marketing                                           2,474,678         3,354,405         8,513,369        11,054,132
  Other                                                         81,567           181,886           267,995           838,533
                                                     -----------------    --------------    --------------    --------------
         Total cost of sales                                 9,573,267        12,509,710        47,730,918        80,348,640
                                                     -----------------    --------------    --------------    --------------

Operating Margin                                             4,602,085         4,491,412        21,043,422        24,286,503
                                                     -----------------    --------------    --------------    --------------

Other Operating Expenses:
  Other operations                                           2,626,062         2,930,556         8,419,998         9,661,662
  Maintenance                                                  286,321           375,429           969,782         1,043,221
  General taxes                                                338,812           371,014         1,181,333         2,017,329
  Depreciation and amortization                              1,291,181         1,239,310         3,917,920         3,713,936
                                                     -----------------    --------------    --------------    --------------

         Total other operating expenses                      4,542,376         4,916,309        14,489,033        16,436,148
                                                     -----------------    --------------    --------------    --------------

Operating Income (Loss)                                         59,709          (424,897)        6,554,389         7,850,355
                                                     -----------------    --------------    --------------    --------------

Other Deductions, net                                          (62,519)          (24,319)         (114,864)          (85,534)
                                                     -----------------    --------------    --------------    --------------

Income (Loss) Before Interest and Income Taxes                  (2,810)         (449,216)        6,439,525         7,764,821
                                                     -----------------    --------------    --------------    --------------

Interest Expense                                               469,646           597,719         1,545,117         2,158,601
                                                     -----------------    --------------    --------------    --------------

Income (Loss) Before Income Taxes                             (472,456)       (1,046,935)        4,894,408         5,606,220
                                                     -----------------    --------------    --------------    --------------

Income Taxes                                                  (174,723)         (400,334)        1,880,920         2,089,446
                                                     -----------------    --------------    --------------    --------------

Net Income (Loss)                                      $      (297,733)   $     (646,601)   $    3,013,488   $     3,516,774
                                                     =================    ==============    ==============    ==============

Basic Earnings (Loss) Per Common Share                 $         (0.15)   $        (0.34)   $         1.56   $          1.86
                                                     =================    ==============    ==============    ==============

Diluted Earnings (Loss) Per Common Share               $         (0.15)   $        (0.34)   $         1.56   $          1.85
                                                     =================    ==============    ==============    ==============

See notes to condensed consolidated financial statements.
---------------------------------------------------------




RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
-------------------------------------------------------------------------------------------------------------------------------

UNAUDITED
                                                                      Three Months Ended                Nine Months Ended
                                                                           June 30,                         June 30,
                                                                     2002             2001            2002             2001
                                                              ----------------    ------------    -------------    ------------

Net Income                                                      $    (297,733)   $   (646,601)   $    3,013,488   $   3,516,774

  Reclassification of loss (income) transferred to net income          (1,954)              -           109,200         (93,509)

  Unrealized gain (loss) on derivative financial instruments          (91,946)        (68,815)          (21,384)         24,694
                                                                -------------   -------------    --------------    ------------

Other comprehensive income (loss), net of tax                         (93,900)        (68,815)           87,816         (68,815)
                                                                -------------   -------------    --------------    ------------

Comprehensive income (loss)                                     $    (391,633)   $   (715,416)   $    3,101,304   $   3,447,959
                                                              ================    ============    =============    ============


                                                         5




RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH AND NINE-MONTH
PERIODS ENDED JUNE 30, 2002 AND 2001
---------------------------------------------------------- ---------------- ----------------------------------------------------

UNAUDITED
                                                                     Three Months Ended                 Nine Months Ended
                                                                         June 30,                           June 30,
                                                                  2002              2001             2002              2001
                                                              -------------    -------------------------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $    (297,733)   $     (646,601)   $   3,013,488   $     3,516,774
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
  Depreciation and amortization                                  1,337,700         1,261,186        4,037,383         3,779,563
  Loss on disposal of property                                      45,392             6,595           42,757             2,140
  Deferred taxes and investment tax credits                        618,703           (32,504)          75,383        (1,808,032)
  Changes in assets and liabilities which provided
     (used) cash, exclusive of changes and noncash
     transactions shown separately                              (1,544,781)        5,391,976        7,557,764         1,975,536
                                                              -------------    --------------    -------------    --------------
       Net cash provided by operating activities                   159,281         5,980,652       14,726,775         7,465,981
                                                              -------------    --------------    -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property              (1,867,977)       (1,763,426)      (6,255,968)       (5,778,006)
Cost of removal of utility plant, net                              (16,468)          (15,758)         (40,516)          (27,716)
Proceeds from disposal of equipment                                 42,013             6,423           70,901            39,333
                                                              -------------    --------------    -------------    --------------
       Net cash used in investing activities                    (1,842,432)       (1,772,761)      (6,225,583)       (5,766,389)
                                                              -------------    --------------    -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt and capital leases                    (32,071)           (6,580)        (795,838)          (19,392)
Net borrowings (repayments) under lines of credit                1,924,000        (4,212,000)      (7,460,000)       (1,097,000)
Cash dividends paid                                               (553,872)         (531,638)      (1,638,633)       (1,578,439)
Proceeds from issuance of stock                                    389,984           189,180          779,051           482,935
                                                              -------------    --------------    -------------    --------------
       Net cash provided by (used in) financing activities       1,728,041        (4,561,038)      (9,115,420)       (2,211,896)
                                                              -------------    --------------    -------------    --------------

NET INCREASE (DECREASE) IN CASH  AND
  CASH EQUIVALENTS                                                  44,890          (353,147)        (614,228)         (512,304)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                              226,560           562,092          885,678           721,249
                                                              -------------    --------------    -------------    --------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                              $     271,450   $       208,945   $      271,450   $       208,945
                                                              =============    ==============    =============    ==============

SUPPLEMENTAL INFORMATION:
Interest paid                                                $     611,662   $       718,910   $    1,740,637   $     2,256,101
Income taxes paid, net                                       $      30,004   $       619,000   $      399,123   $     1,978,021


RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------
1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly RGC Resources, Inc.'s financial position as of June 30, 2002 and the results of its operations and its cash flows for the three months and nine months ended June 30, 2002 and 2001. Because of seasonal and other factors, the results of operations for the nine months ended June 30, 2002 are not indicative of the results to be expected for the fiscal year ending September 30, 2002.

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

         The Company had entered into futures and swaps for the purpose of hedging the price of propane in order to provide price stability during the winter months. The Company's hedging activities are in accordance with established risk management policies. The hedges qualify as cash flow hedges; therefore, changes in the fair value are reported in Other Comprehensive Income. For the three month and nine month periods ended June 30, 2002, the Company recorded unrealized losses of $91,946 and $21,384, respectively, related to hedging activities and reclassified $1,954 in losses and $109,200 in gains, respectively, from Other Comprehensive Income to net income as the hedges settled during the quarter. For the three month and nine month periods ended June 30, 2001, the Company recorded an unrealized loss of $68,815 and an unrealized gain of $24,694, respectively, related to propane derivative contracts and reclassified $0 and $93,509 in losses, respectively, from Other Comprehensive Income to net income. No portion of the hedges were ineffective during the three months ended June 30, 2002 and 2001.

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

         The unrealized gains on these marked to market derivatives at June 30, 2002 are composed of $998,750 of natural gas derivative hedges that are subjected to refund through the PGA mechanism and $21,231 of propane hedges that will flow through income when realized. All $21,231 of the unrealized gain on propane hedges at June 30, 2002 is expected to be realized during the next twelve months.

6. Basic earnings per common share are based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding for the three-month and nine-month periods ended June 30, 2002 were 1,950,538 and 1,933,070 compared to 1,903,562 and 1,894,189 for the same periods last year. The weighted average number of shares outstanding assuming dilution were 1,950,538 and 1,936,326 for the three-month and nine-month periods ended June 30, 2002 compared to 1,903,562 and 1,897,741 for the same periods last year. The difference between the weighted average number of shares for the calculation of basic and diluted earnings per share relates to the dilutive effect associated with the assumed issuance of stock options as calculated using the Treasury Stock method.

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

RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------


                                                                              Energy
                                                 Natural Gas     Propane     Marketing      Other        Total
                                               --------------- ------------------------- --------------------------

          FOR THE THREE MONTHS ENDED JUNE 30, 2002
              Operating revenues                     9,948,942    1,560,298    2,514,448      151,664    14,175,352
              Operating margin                       3,771,415      720,803       39,770       70,097     4,602,085
              Income (loss) before income taxes        (32,241)    (367,742)      32,897     (105,370)     (472,456)

              Gross additions to long-lived
              assets                                 1,676,463      191,514            -            -     1,867,977


          FOR THE THREE MONTHS ENDED JUNE 30, 2001
              Operating revenues                    11,464,101    1,844,375    3,390,878      301,768    17,001,122
              Operating margin                       3,595,999      739,058       36,473      119,882     4,491,412
              Income (loss) before income taxes       (444,139)    (474,618)      29,144     (157,322)   (1,046,935)

              Gross additions to long-lived
              assets                                 1,617,782      140,057            -        5,587     1,763,426


                                                                              Energy
                                                 Natural Gas     Propane     Marketing      Other        Total
                                               --------------- ------------------------- --------------------------
          FOR THE NINE MONTHS ENDED JUNE 30, 2002
              Operating revenues                    50,096,760    9,427,237    8,745,299      505,044    68,774,340
              Operating margin                      15,979,466    4,594,977      231,930      237,049    21,043,422
              Income (loss) before income taxes      4,290,655      602,770      208,628     (207,645)    4,894,408


          As of June 30, 2002:
              Total assets                          68,002,571   14,293,665    1,568,239      794,110    84,658,585
              Gross additions to long-lived
              assets                                 4,514,373    1,740,429            -        1,166     6,255,968


          FOR THE NINE MONTHS ENDED JUNE 30, 2001
              Operating revenues                    78,323,332   13,623,230   11,517,359    1,171,222   104,635,143
              Operating margin                      17,882,744    5,607,843      463,227      332,689    24,286,503
              Income (loss) before income taxes      4,117,285    1,460,443      438,222     (409,730)    5,606,220


          As of June 30, 2001:
              Total assets                          73,707,772   13,539,616    1,859,613    1,870,378    90,977,379
              Gross additions to long-lived
              assets                                 4,007,777    1,762,343            -        7,886     5,778,006



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

10. Statement of Financial Accounting Standards (SFAS) No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," will be adopted by the Company as of October 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill balances will be subject to a fair-value-based annual impairment assessment.

         SFAS No. 143, "Accounting for Asset Retirement Obligations" will be adopted by the Company as of October 1, 2002. SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets.

         The Company has not yet determined the impact of these new standards on its financial condition or results of operations.

RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------
OPERATIONS
----------

RESULTS OF OPERATIONS

Consolidated net earnings (loss) for the three-month and nine-month periods ended June 30, 2002 were $(297,733) and $3,013,488, respectively, compared to $(646,601) and $3,516,774 for the same periods last year.

Total operating revenues for the three months ended June 30, 2002 decreased $2,825,770, or 17 percent, from the same period last year due to much lower energy prices. As the cost of energy represents well over 50 percent of the average sales price of natural gas and propane gas, significant changes in the cost of energy have a corresponding impact on total energy revenues. The weather during the three months ended June 30, 2002 was colder than last year as the total number of heating degree-days (an industry measure by which the average daily temperature falls below 65 degrees Fahrenheit) increased by 25 percent compared to the same quarter last year. The increase in heating degree-days resulted in a 7 percent increase in total regulated natural gas deliveries. Propane deliveries, on the other hand, declined by 11 percent. The preceding warm winter led to lower consumption resulting in fewer deliveries to propane customers during the current quarter. Energy marketing revenues declined by 26 percent due to a 26 percent decline in energy prices, partially offset by a 5 percent increase in volumes. Other revenues declined by 50 percent due to the significant scale-back in the heating and air conditioning operations and absence of work for Application Resources, Inc. due to the current business environment.

Total operating margin increased by $110,673, or more than 2 percent, for the quarter ended June 30, 2002 compared to the same period last year. Regulated natural gas margins increased by $175,416, or 5 percent, as total delivered natural gas volumes (transporting and non-transporting) increased by more than 7 percent from last year's levels, due to colder weather. Propane margins declined by $18,255, or more than 2 percent, compared to the same period last year. The decline in propane margins resulted from an 11 percent decline in total propane deliveries, partially offset by a 10 percent increase in per gallon margin. The energy marketing division margin increased by $3,297, or 9 percent, due to a 5 percent increase in volumes sold and a 4 percent increase in per dekatherm margin. Other margins declined by $49,785, or 42 percent, due to the scale-back in the heating and air conditioning operations and reduced work levels in Application Resources, Inc.

The table below reflects volume activity and heating degree-days.


                                            Quarter           Quarter           Increase/
Delivered Volumes                           6/30/02           6/30/01          (Decrease)        Percentage
                                         -------------     --------------    ---------------    ------------
Regulated Natural Gas (DTH)                  1,878,551          1,748,217           130,334              7%
Propane (Gallons)                            1,427,733          1,604,856          (177,123)           -11%
Highland Energy (DTH)                          629,620            602,141            27,479              5%


Heating Degree Days                                362                289                73             25%
(Unofficial)

RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------
OPERATIONS
----------

Other operations expenses decreased by $304,494, or 10 percent, for the three-month period ended June 30, 2002 compared to the same period last year. The decrease was related to a substantial decline in bad-debt expense and reduced payroll, partially offset by higher health insurance and other benefit costs. The decline in bad debt expense correlates directly to much lower energy costs compared to last year and significant improvement in delinquent customer account balances. Last year's high energy prices and cold weather combined to generate high energy bills for our customers. These extremely high customer bills, combined with regulatory restrictions during last year's winter months, which limited the periods when customer could be disconnected for nonpayment, enabled delinquent balances to build to high levels last year. During the current year, the warm winter reduced sales volumes but also provided for a more timely disconnect process for delinquent customers. Both of these factors have significantly reduced total bad debt expense and bad debt expense as a percentage of sales. Maintenance expenses decreased by $89,108, or 24 percent, as the Company has shifted its focus from general maintenance to a greater emphasis on system renewal and expansion. This change in emphasis resulted in the capitalization of a greater amount of Company labor and corresponding benefits compared to the previous year. All critical maintenance continues to be performed, while certain routine maintenance items have been reduced. Management expects maintenance expenses to return to prior year levels next year, although the current focus away from routine maintenance could result in some additional maintenance costs in future periods.

General taxes decreased $32,202, or 9 percent, for the three-month period ended June 30, 2002 compared to the same period last year primarily as a result of a reduction in the business and occupation (B&O) tax related to the West Virginia regulated operations and lower net payroll tax expense as a result of reduction in staff and an increase in capitalized labor. The B&O tax is based upon gross revenues, and Bluefield Gas Company's gross revenues decreased by 27 percent compared to the same period last year.

Capital expenditures for adding new customers to the natural gas and propane business and replacing older portions of the natural gas distribution system have resulted in depreciation expense increasing by $51,871, or 4 percent.

Interest expense decreased by $128,073, or 21 percent, as the Company's average total debt position for the current quarter decreased by more than 14 percent and the average effective interest rate declined by 8 percent. The lower average total debt for the quarter was attributable to the effect of reductions in the cost of energy, warmer weather and the Company's asset management contract (see Asset Management section below.) The asset management contract provides for a withdrawal and injection plan that has allowed both Roanoke Gas and Bluefield Gas to draw down the entire balances of their natural gas inventories by the end of March and begin making equal injections over the following seven months. In prior years, gas inventories were never fully withdrawn due to uncertainty in energy demand. As of June 30, 2002, 25 percent less volume was in storage at a unit price 30 percent lower than the same period last year. The warmer winter weather and low energy costs have also reduced the levels of customer accounts receivable balances. The reduction in the total average interest rate on Company debt is attributable to the Company's variable rate line-of-credit agreements. The effective interest rate for the quarter on the balances of these lines-of-credit declined by 231 basis points, or 48 percent, from the same period last year due to reductions in the 30 day LIBOR rate over the past year.

RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------
OPERATIONS
----------

For the nine-month period ended June 30, 2002, total operating margin decreased $3,243,081, or 13 percent, from the same period last year. Regulated natural gas margin decreased $1,903,278, or 11 percent, as total natural gas deliveries declined by 1,240,256 DTH, or 12 percent, from the same period last year, on weather that had 18 percent fewer heating degree days. A portion of the regulated natural gas margin decrease related to the elimination of the state and local gross receipts tax on Virginia natural gas operations. Further details of this change are provided below. Propane margins decreased $1,012,866, or 18 percent, as total gallons delivered declined by 16 percent. Propane margins were also affected by the combination of the realization of derivative contract losses and competitive pressures from other propane distributors. Energy marketing margins declined $231,297 or 50 percent, on comparable volumes as prior year results reflect the benefit of a fixed price contract that expired at the end of March 2001. The energy marketing margins have returned to expected levels during the current year.

The table below reflects volume activity and heating degree-days for the respective periods.


                                             Y-T-D             Y-T-D            Increase/
Delivered Volumes                           6/30/02           6/30/01          (Decrease)        Percentage
                                         -------------     --------------    ---------------    ------------
Regulated Natural Gas (DTH)                  9,251,594         10,491,850        (1,240,256)           -12%
Propane (Gallons)                            7,610,998          9,039,755        (1,428,757)           -16%
Highland Energy (DTH)                        1,850,943          1,820,873            30,070              2%


Heating Degree Days                              3,486              4,268              (782)           -18%
(Unofficial)

For the nine-month period ended June 30, 2002, other operations expenses decreased $1,241,664 or 13 percent, from the same period last year. The decline in expenses was primarily attributable to the decline in bad-debt expense as total gross revenues declined by 34 percent from last year resulting from much lower energy costs and significantly lower demand due to the warmer winter weather. Furthermore, current year bad-debt expense reflects the deferral of incurred bad debt expense following an agreement with the regulatory staff of the State Corporation Commission of Virginia (SCC). The staff agreement provided for the deferral of bad-debt expense as a regulatory asset in the amount of $316,966 with this amount to be amortized over a three-year period beginning in December 2002 to coincide with the anticipated implementation date of new rates associated with the Company's pending rate filing. The Company has applied Statement of Financial Accounting Standards No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION, in recording the regulatory asset. Maintenance expense declined $73,439, or 7 percent, due to greater emphasis placed on facility renewal. This change in emphasis resulted in the capitalization of a greater amount of Company labor and corresponding benefits compared to the previous year. All critical maintenance continues to be performed, while certain routine maintenance items have been reduced. Management expects maintenance expenses to return to prior year levels next year, and the current focus on capital projects may result in some additional maintenance costs in future periods. General taxes declined by $835,996, or 41 percent, for the nine-month period ended June 30, 2002 compared to the same period last year primarily as a result of the elimination of state and local gross receipts tax on Virginia public utilities by the Commonwealth of Virginia beginning January 1, 2001. A consumption tax and a state income tax replaced the gross receipts tax. Virginia gross receipts taxes were included in the Company's billing rates and recorded as both operating revenues and general tax expense. The new consumption tax is added to customer bills based on the volume of natural gas consumed. The Company does not include the consumption tax in either operating revenues or general tax

RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------
OPERATIONS
----------

expense. This tax is a pass-through from the customer to the Commonwealth of Virginia and the localities in which the utility operates within Virginia. The state income tax is included in the income tax amount. Bluefield Gas Company, which operates in the state of West Virginia, continues to have a gross receipts tax in the form of a business and occupation tax. Depreciation increased $203,984, or more than 5 percent, on increased investment in utility and non-utility property. Interest charges decreased by $613,484, or 28 percent, as a result of significantly lower short-term interest rates on the Company's variable line-of-credit arrangements and, to a lesser extent, lower overall borrowing requirements during the period as a result of much lower energy costs.

The three-month and nine-month earnings presented herein should not be considered as indicative of the Company's consolidated financial results for the fiscal year ending September 30, 2002. The total revenues during the first nine months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings depends primarily on weather conditions during the remaining months.


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

RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------
OPERATIONS
----------

OPERATIONAL CHANGES

RGC Resources, Inc. is currently in the process of closing down GIS Resources, Inc. Upon completion of certain outstanding contracts, the Company will be completely shut down due to competition and low demand for its mapping services. The workforce has been reduced from seven employees down to one.

RGC Resources, Inc. Board of Directors has given preliminary approval to investigate the possibility of combining RGC Ventures, Inc. into Diversified Energy Company. The possible combination of RGC Ventures, Inc., which contains the heating and air conditioning operations of RGC Resources, Inc., would serve to reduce or eliminate duplicate costs and provide a background for determining whether the Company should continue in this line of business.


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


REGULATORY AFFAIRS

Bluefield Gas Company filed a base rate case with the West Virginia Public Service Commission on February 4, 2002. On July 12, 2002, after completion of a field audit, the Company met with Commission staff and reached a settlement of $88,000 as additional annual non-gas revenue requirements. Pursuant to a final Commission Order, the proposed rate increase will become effective December 1, 2002.

Roanoke Gas Company filed a base rate case on June 17, 2002 with the Virginia State Corporation Commission requesting a non-gas rate increase of approximately $1.2 million. This increase incorporates the three-year benefit of the Distribution System Renewal Surcharge of approximately $587,000 annually. Also included in this rate filing is a request for a revenue stabilization factor that would serve as a means to reduce volatility in revenues and gross margins during periods of extreme weather fluctuations and a proposal to liberalize the extension of gas service policy in order to reduce the financial burden on customers seeking natural gas service. The field audit began the last week of July with a hearing scheduled on December 10, 2002. New rates will be placed into effect, subject to refund, on December 1, 2002. A final order from the Commission is not expected until 2003.

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


CAPITAL RESOURCES AND LIQUIDITY

The Company's primary capital needs are for the funding of its continuing construction program and the seasonal funding of its accounts receivable and gas prepayment requirements under the asset management contract. The Company's construction program is composed of a combination of replacing old bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of natural gas and propane service to new customers. Total capital expenditures were $1,867,977 and $6,255,968 for the three-month period and nine-month periods ended June 30, 2002, respectively, compared to $1,763,426 and $5,778,006 for the same periods last year.

The Company also funds seasonal levels of gas prepayments and accounts receivables. From April through October, the Company prepays its asset manager for the right to receive additional natural gas in the colder winter months. This gas prepayment replaces the old underground natural gas storage that was used prior to the new asset management contract. A majority of the Company's sales and billings occur during the winter. As a result, accounts receivable balances increase during these months and decrease during the summer months. Due to the decline in wholesale gas costs and warmer weather, accounts receivable balances and accounts payable balances at June 30, 2002 are well below the levels at June 30, 2001.

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

RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------
OPERATIONS
----------

Short-term borrowings, together with internally generated funds and the sale of Common Stock through the Company's Dividend Reinvestment and Stock Purchase Plan, have been used to cover construction costs, debt service, dividend payments and inventories. Total outstanding balances on the Company's lines-of-credit at June 30, 2002 were $10,247,000 compared to $12,198,000 for the same period last year. Reductions in energy costs have reduced the funding requirements for natural gas prepayments and accounts receivable. Furthermore, the Company's construction program has been funded in part by the Company's lines-of-credit over the past few years. As a result, the Company is continuing its evaluation of the need for longer-term financing in the upcoming months.

At June 30, 2002, the Company's capitalization consisted of 41 percent in long-term debt and 59 percent in common equity.


FORWARD-LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: (i) temporary rate freezes in both regulated jurisdictions; (ii) inability to obtain authorization for adequate and timely rate relief from the respective state commissions (iii) failure to earn on a consistent basis an adequate return on invested capital; (iv) increasing expenses and labor costs and labor availability; (v) price competition from alternative fuels; (vi) volatility in the price and availability of natural gas and propane; (vii) uncertainty in the projected rate of growth of natural gas and propane requirements in the Company's service area; (viii) general economic conditions both locally and nationally; (ix) increases in interest rates; (x) increased customer delinquencies and conservation efforts resulting from high fuel costs; (xi) developments in electricity and natural gas deregulation and associated industry restructuring; (xii) significant variations in winter heating degree-days from normal; (xiii) changes in environmental requirements and cost of compliance; (xiv) impact of increased governmental regulation and oversight due to the financial collapse of Enron; (xv) cost and availability of property and liability insurance in the wake of terrorism concerns and corporate failures; (xvi) ability to raise debt or equity capital in the wake of recent corporate financial irregularities; and (xvii) new accounting standards issued by the Financial Accounting Standards Board, which could change the accounting treatment for certain transactions. All of these factors are difficult to predict and many are beyond the Company's control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company's documents or news releases, the words, "anticipate," "believe," "intend," "plan," "estimate," "expect," "objective," "projection," "forecast" or similar words or future or conditional verbs such as "will," "would," "should," "could" or "may" are intended to identify forward-looking statements.

Forward-looking statements reflect the Company's current expectations only as of the date they are made. We assume no duty to update these statements should expectations change or actual results differ from current expectations.

                           Part II - Other Information


Item 2.  Changes in Securities.

         Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the "Restricted Stock Plan"), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions ("restricted stock"). A participant can, subject to approval of Directors of the Company (the "Board"), elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company's common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on
         Section 3(a)(11) and Section 4(2) exemptions under the Securities Act of 1993 (the "Act") and will vest only in the case of the participant's death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant's voluntary resignation during his term on the Board or (ii) removal for cause. During the quarter ended June 30, 2002, the Company issued a total of 489.840 shares of restricted stock pursuant to the Restricted Stock Plan as follows:


               Investment Date       Price         Number of Shares
                  4-1-2002          $19.750             163.545
                  5-1-2002          $19.600             164.795
                  6-1-2002          $20.000             161.500


         On April 1, 2002, May 1, 2002 and June 1, 2002, the Company issued a total of 279.432 shares of its common stock as bonuses to certain employees and management personnel as rewards for performance. The
         279.432 shares were not issued in a transaction constituting a "sale" within the meaning of Section 2(3) of the Act.

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

         The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. A hypothetical 10 percent increase in market interest rates applicable to the Company's variable rate debt outstanding at June 30, 2002 would have resulted in a decrease in quarterly earnings of approximately $5,500.

         The Company manages the price risk associated with purchases of natural gas and propane by using a combination of fixed price contracts, spot market purchases and derivative commodity instruments including futures, swaps and collars. With respect to propane gas, a hypothetical 10 percent reduction in market price would result in a decrease in fair value for the Company's propane gas derivative contracts of approximately $96,000.

         With respect to the Company's hedging activities for the price of natural gas, the Company had entered into swap arrangements for the purchase of natural gas for the upcoming winter months. Any cost incurred or benefit received from the derivative arrangement is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia State Corporation Commission and the West Virginia Public Service Commission currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contract will be passed through to customers when realized. A hypothetical 10 percent reduction in the market price of natural gas would result in a decrease in fair value of approximately $499,000 for its natural gas derivative contracts.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Number            Description

                  99.1 Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of John B. Williamson, III, dated August 14, 2002.

                  99.2 Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Howard T. Lyon, dated August 14, 2002.

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed for the three months ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                   RGC Resources, Inc.


Date: August 14, 2002              By: s/ Howard T. Lyon
                                          Howard T. Lyon
                                          Controller and Treasurer
                                          Principal Financial Officer

                                  EXHIBIT INDEX

         Number            Description

         99.1 Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of John B. Williamson, III, dated August 14, 2002.

         99.2 Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Howard T. Lyon, dated August 14, 2002.