Form 10-K
period 2002-09-30
RGC RESOURCES INC
filed 2002-12-18
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  September 30, 2002  Commission file number 000-26591
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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 30, 2002. $ 35,579,451

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


          Class                               Outstanding at November 30, 2002
---------------------------                   --------------------------------
 COMMON STOCK, $5 PAR VALUE                          1,969,088 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the RGC Resources, Inc. 2002 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof.

Portions of the RGC Resources, Inc. Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                     PART I

Item 1.  Business.
-------  ---------

          HISTORICAL DEVELOPMENT

          RGC Resources, Inc. (the "Company" or "Resources") was initially incorporated in Virginia on July 31, 1998 for the primary purpose of becoming the holding company for Roanoke Gas Company ("Roanoke Gas") and its former subsidiaries, Bluefield Gas Company ("Bluefield Gas") and Diversified Energy Company ("Diversified"). Effective July 1, 1999, Roanoke Gas and its subsidiaries were reorganized into a holding company structure (the "Reorganization"). As a result of the
          Reorganization: (i) Resources became a holding company owned by the former shareholders of Roanoke Gas; (ii) Resources became the sole owner of the stock of Roanoke Gas, Bluefield Gas and Diversified;
          (iii) Commonwealth Public Service Corporation, a former subsidiary of Bluefield, merged its natural gas distribution business into Roanoke Gas; (iv) Roanoke Gas and Bluefield Gas continue to operate in the natural gas distribution business as subsidiaries of Resources; and
          (v) Diversified continues to carry on its nonutility propane business as a subsidiary of Resources.

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

          On May 15, 1987, Roanoke Gas, through a series of merger transactions, acquired 100 percent of the outstanding stock of Bluefield Gas, a public service corporation, organized in 1944 under the laws of the State of West Virginia and principally engaged in the distribution of natural gas in Bluefield, West Virginia and surrounding areas, and Gas Service, Inc. ("Gas Service"), a nonpublic utility affiliate (through common directors and shareholders) of Bluefield Gas, which was engaged in the sale of propane in southwestern Virginia and southern West Virginia. After obtaining requisite shareholder approval and the approvals of the Virginia State Corporation Commission ("Virginia Commission") and the West Virginia Public Service Commission ("West Virginia Commission"), Gas Service was merged into Diversified, and Bluefield Gas became a wholly-owned subsidiary of Roanoke Gas. Prior to the Reorganization, Bluefield Gas owned all of the issued and outstanding stock of Commonwealth, a small Virginia public service corporation organized in 1930 as the subsidiary of a predecessor corporation to Bluefield Gas.

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

          In September 2001, the Company decided to restructure Highland Heating and Cooling due to poor performance. The restructuring resulted in an impairment loss of $699,630 related to the write-off of goodwill and other intangibles and the write-down in value of inventory and fixed assets. During fiscal

          2002, the Company decided to discontinue the sales of heating and air conditioning equipment and continue the service operations with the intent of merging Highland Heating and Cooling into Diversified Energy Company to improve efficiencies and reduce costs.

          On November 19, 1999, Resources acquired the assets of GIS/GPS Solutions, Inc. in order to offer geographic mapping technology, combined with database management tools, to develop user friendly, broad based management information systems. In July 2002, the operations function of GIS Resources, Inc. was transferred into Roanoke Gas, and the GIS corporate entity is being dissolved.

          On October 11, 2000, the information technology department of Roanoke Gas Company formed Application Resources, Inc. to provide information technology consulting services to Orcom Solutions, Inc.

          SERVICES

          Resources maintains an integrated natural gas distribution system. Natural gas is purchased from suppliers and distributed to residential, commercial and large industrial users through underground mains and services. Approximately 90.1 percent of the Company's customers are residential, approximately 9.8 percent are small commercial users, and the remaining percentage is made up of large industrial customers, who received approximately 29 percent of the Company's total annual delivered volume in 2002 under the Company's interruptible tariff and transportation gas services.

          Resources' natural gas distribution business accounted for approximately 72 percent of the total revenues generated by the Company in fiscal 2002, and approximately 73 percent and approximately 72 percent of the Company's total revenues in fiscal years 2001 and 2000, respectively. The Company's revenues are affected by the cost of natural gas, economic conditions in the areas that the Company serves, and weather conditions. Higher gas costs, which the Company is generally able to pass through to customers, may cause customers to conserve or, in the case of industrial customers, to use alternative energy sources.

          The Company's retail sales are seasonal and temperature-sensitive as the majority of the gas sold by Resources is used for heating. For the fiscal year ended September 30, 2002, more than 50 percent of the Company's total dekatherms ("DTH") of natural gas sales were made in the four-month period of December through March. Retail gas deliveries for fiscal 2002 were 10,563,514 DTH, as compared to 11,890,227 DTH and 11,253,948 DTH in fiscal years 2001 and 2000, respectively. The Company's actual heating degree days in fiscal 2002 were approximately 83 percent of normal, as compared with approximately 103 percent and 88 percent of normal in fiscal years 2001 and 2000, respectively.

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

          The Company currently uses long-term (multi-year), mid-term (seasonal) and short-term (spot) gas purchases to meet its system requirements. The Company has entered into, or is in the process of entering into, long-term and mid-term firm supply agreements to cover the majority of its firm demand. Long- term and mid-term suppliers currently include Cabot Oil and Gas, Duke Energy Trading and Marketing, L.L.C., Equitable Energy, and Phoenix Energy Sales Company. The Company's firm supply agreements will supply the total system requirements at varying prices during the period October 1, 2002 through September 30, 2003.

          The Company injects summer gas into its liquefied natural gas storage facility, which is capable of storing up to 220,000 DTH for use during peak winter periods. In addition, the Company prepays a portion of its winter requirements under the asset management agreement with Duke Energy Trading and Marketing, L.L.C. (the provisions of this contract are discussed in more detail below.) The prepayment provision in the contract allows both Roanoke Gas and Bluefield Gas to pay for 3,098,631 DTH of its winter supply by October of each year. Prior to the Duke Energy contract, the Company contracted for storage reserves from Columbia, Tennessee Gas Pipeline, Virginia Gas Storage Company, and Virginia Gas Pipeline Company with a combined total of 2,918,631 DTH of underground storage capacity for Roanoke and Bluefield in 2001. The prepaid gas service provides supply security with reduced exposure to potential supply interruptions. It also offers the Company the flexibility to balance supply with its highly variable, weather-sensitive customer consumption patterns.

          Columbia continues to be the Company's primary transporter of natural gas. Columbia historically has delivered approximately 60 percent of Roanoke Gas' gas supply and 75 percent of Bluefield Gas' gas supply. East Tennessee and T&F Operating, Inc. deliver the remaining gas supply to Roanoke Gas and Bluefield Gas, respectively. The rates paid for natural gas transportation and storage services purchased from Columbia and East Tennessee are established by tariffs approved by FERC. These tariffs contain flexible pricing provisions, which, in some instances, authorize these transporters to reduce rates and charges to meet price competition.

          Having two pipelines at each location, a peak shaving facility and a number of underground storage options, the Company believes that it is well positioned to provide adequate gas supply for future customer growth. The Company has also contracted with Virginia Gas Company for additional supply and storage. This became available for use in November 2001. As a means to more fully utilize pipeline capacity and further lower costs to its customers, Roanoke Gas and Bluefield Gas have entered into asset management agreements. From November 1, 1999 through October 31, 2001, PG&E Energy Trading, the asset manager, managed nomination, confirmation and scheduling of all existing supply and storage contracts as well as supply any additional natural gas requirements. Beginning November 1, 2001, Duke Energy Trading and Marketing, L.L.C., ("Duke Energy"), became the new asset manager and began managing the nomination, confirmation and scheduling of all existing supply and storage contracts as well as supply any additional natural gas requirements. As part of the agreement, Roanoke Gas and Bluefield Gas exchanged their total underground storage gas for the right to receive from Duke Energy an equal amount in the future. As a result of this arrangement, natural gas inventories on the balance sheet are replaced with a new classification called "prepaid gas service." From an operational perspective, the prepaid gas service functions the same as inventory with injections or prepayments made during the spring and summer months and withdrawals or reductions occurring in the winter months. This contract will expire on October 31, 2004. Upon expiration of the contract, underground storage and other functions performed by Duke Energy will revert back to Roanoke Gas and Bluefield Gas.

          Diversified has entered into storage and purchase contracts for a substantial portion of its winter supply of propane. At September 30, 2002, Diversified had contracts with seven propane suppliers for the purchase of up to 7 million gallons of propane at varying prices per gallon during the period October 1, 2002 through September 30, 2003, of which contracts for 0.8 million gallons of propane are at fixed prices. Management believes these storage and purchase contracts will help alleviate the effects of wholesale price swings during peak sales months and provide added supply security. In addition, Diversified has also entered into financial options to stabilize the price of approximately 2.4 million gallons of propane during fiscal 2003.

          In addition to storage contracts, Diversified has additional storage at 16 distribution facilities, providing a combined total capacity of 642,000 gallons. Management believes its propane supply strategies have positioned Diversified to provide an adequate propane supply to current customers and allow for future customer growth.

          COMPETITION

          Resources competes with suppliers of other energy sources such as fuel oil, electricity and coal. Competition is intense among the other energy sources and is based primarily on price. This is particularly true for industrial applications where sales are at risk to price competition in markets which may swing to other fuels.

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

          REGULATION

          Roanoke Gas and Bluefield Gas are subject to regulation at federal and state levels. Federally, the interstate gas transmission between Bluefield Gas and Roanoke Gas in Bluefield, Virginia is regulated by FERC. At the state level, the Virginia and West Virginia Commissions regulate Roanoke Gas and Bluefield Gas, respectively. Such regulation includes the prescription of rates and charges at which natural gas is sold to customers, the approval of agreements between or among affiliated companies involving the provision of goods and services, pipeline safety, and certain corporate activities of the Company, including mergers, acquisitions and the issuance of securities. Both state Commissions also grant certificates of public convenience and necessity to distribute natural gas in their respective states.

          Roanoke Gas and Bluefield Gas are further regulated by the municipalities and localities that grant franchises for the placement of gas distribution pipelines and the operation of a gas distribution network.

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

          EMPLOYEES

          At September 30, 2002, Resources had 174 full-time employees. As of that date, approximately 22 percent of the Company's full-time employees belonged to the Paper, Allied-Industrial, Chemical and Energy Workers International Union, AFL-CIO Local No. 2-515, which has entered into a collective bargaining agreement with Resources. The union has been in place at the Company since 1952. A new collective bargaining agreement became effective on August 1, 2000. That agreement will expire on July 31, 2005. Resources considers its employee relations to be satisfactory.

          FORWARD-LOOKING STATEMENTS

          From time to time, Resources may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and services, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: (i) inability to obtain authorization for adequate and timely rate relief from the respective commissions; (ii) failure to earn an adequate return on invested capital on a consistent basis; (iii) increasing expenses and labor costs and availability; (iv) price competition from alternate fuels; (v) volatility in the price of natural gas and propane; (vi) uncertainty in the projected rate of growth of natural gas and propane requirements in the Company's service area; (vii) general economic conditions both locally and nationally; (viii) increases in interest rates; (ix) increased customer delinquencies and conservation efforts resulting from high fuel costs; (x) developments in electricity and natural gas deregulation and associated industry restructuring; (xi) signficant variations in winter heating degree-days from normal; (xii) changes in environmental requirements and cost of compliance; (xiii) impact of increased governmental regulation and oversight due to the financial collapse of Enron; (xiv) cost and availability of property and liability insurance in the wake of terrorism concerns and corporate failures; (xv) ability to raise debt or equity capital in the wake of recent corporate financial irregularities; and (xvi) new accounting standards issued by the Financial Accounting Standards Board, which could change the accounting treatment for certain transactions.

ITEM 2.   PROPERTIES.
-------   ----------

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

               J. M. Mason Station - S/E corner of Lakeside Circle and east of Lot #4 of Mill Road subdivision just east of Kessler Mill Road - .842 acres.

               Sugarloaf Station - Parcel fronting on S/L of Rt. 686 and W/L of Lynnson Drive - .111 acres.

               Clearbrook Station - Parcel 356' west of Rt. 675 and 0.2 mile south of Rt. 220 - .255 acres.

               Cave Spring Station - N/L Route 221 just west of Route 688 - 3.93 acres.

          The network of distribution lines include the Virginia cities of Roanoke and Salem, the Town of Vinton, the West Virginia city of Bluefield, the Virginia counties of Roanoke, Montgomery, Botetourt, Tazwell and Bedford and the West Virginia county of Mercer. These distribution lines are used to interconnect metering stations and supply and storage facilities with customers.

          Located in Botetourt County is a liquefied natural gas storage facility that has the capacity to hold 220,000 DTH of natural gas.

          Roanoke Gas' general and business offices and the maintenance and service departments are located in Roanoke, Virginia on 8.57 acres of land along Kimball Avenue.

          Bluefield Gas' operations center and warehouse is located on 2.175 acres at 4699 East Cumberland Road and consists of a one-story metal building with brick front. Bluefield owns a lot at 800 Pulaski Street, Bluefield, West Virginia. In addition, Bluefield owns two lots in the City of Bluefield, West Virginia, comprising approximately 1.23 acres, upon which its high pressure regulator stations are located.

          In West Virginia, Diversified owns an office, loading platform, garage and storage tank facility in Rainelle. The storage facility consists of three 18,000-gallon tanks, pumps and related equipment. A 30,000 gallon storage facility is also located in Ansted. Another 30,000 gallon facility is located near Beckley, and another 30,000 gallon facility in Dunsmore. Another storage facility, comprising two 30,000 gallon tanks, one 18,000-gallon tank, pumps and related equipment, is located on Bluefield Gas Company's property at 800 Pulaski Street, Bluefield, West Virginia.

          In Virginia, Diversified owns and operates eleven storage facilities. The location and storage capacities at each facility is as follows:

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

               Virginia Forging in Botetourt County, near the town of Buchanan--one 30,000 gallon tank

               Golden West Foods in the City of Bedford--one 30,000 gallon tank

               City of Buena Vista--two 30,000 gallon tanks

               Alleghany County, near the town of Low Moor--one 30,000 gallon tank

               Weyers Cave--one 30,000 gallon tank

               Lovingston - one 30,000 gallon tank

          Resources considers its present properties adequate. The Company intends to construct additional distribution lines and propane storage facilities as the market demands.

ITEM 3.   LEGAL PROCEEDINGS.
------    -----------------

          Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ----------------------------------------------------

          There were no matters submitted to a vote of security holders during the fourth quarter of the year ended September 30, 2002.


ITEM     EXECUTIVE OFFICERS OF THE REGISTRANT
----     ------------------------------------

          Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 27, 2003.

          The names, ages and positions of all of the executive officers of RGC Resources, Inc. as of September 30, 2002, are listed below with their business experience for the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

          Previous and present duties and responsibilities:


                                             POSITION AND BUSINESS
NAME AND AGE                                 EXPERIENCE FOR PAST FIVE YEARS


John B. Williamson, III, 48                  January 2002 to present            President, CEO & Chairman

                                             June 1999 to January 2002          President & CEO

                                             February 1998 to June 1999         President & CEO - Roanoke Gas

                                             January 1993 to February 1998      Vice President - Rates and Finance -
                                                                                Roanoke Gas


John S. D'Orazio, 42                         April 2002 to present              Vice President - Marketing and
                                                                                Customer Service - Roanoke Gas

                                             August 1999 to March 2002          President & COO - Diversified
                                                                                Energy Company

                                             February 1998 to July 1999         Vice President - Marketing & New
                                                                                Construction - Roanoke Gas

                                             June 1995 to January 1998          Director - Marketing & New
                                                                                Construction - Roanoke Gas


Dale P. Moore, 47                            January 2002 to present            Vice President & Secretary

                                             January 2001 to January 2002       Vice President & Assistant Secretary

                                             June 1999 to January 2001          Assistant Vice President & Assistant
                                                                                Secretary

                                             May 1998 to June 1999              Director - Rates and Regulatory
                                                                                Affairs - Roanoke Gas


Howard T. Lyon, 41                           January 2002 to present            Controller & Treasurer

                                             June 1999 to January 2002          Controller & Assistant Treasurer

                                             December 1987 to June 1999         Controller - Roanoke Gas



                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------   ---------------------------------------------------------------------

          The information set forth under the caption "Market Price and Dividend Information" in the 2002 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA.
-------   -----------------------

          The information set forth under the caption "Selected Financial Data" in the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

          The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------  ----------------------------------------------------------

          The information set forth under the caption "Market Risk" in the 2002 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------   -------------------------------------------

          The following consolidated financial statements of the registrant and the Independent Auditors' Report included in the 2002 Annual Report to Shareholders are incorporated herein by reference:

          1.   Independent Auditors' Report

          2.   Consolidated Balance Sheets as of September 30, 2002 and 2001

          3. Consolidated Statements of Income for the Years Ended September 30, 2002, 2001 and 2000

          4. Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2002, 2001 and 2000

          5. Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000

          6. Notes to Consolidated Financial Statements for the years ended September 30, 2002, 2001 and 2000

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  --------------------------------------------------

          For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of
          Part I of this report. For information with respect to the Directors of the registrant, see "Election of Directors of Resources" in the Proxy Statement for the 2003 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 2003 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.
--------  ----------------------

          The information set forth under the captions "Executive Compensation," "Report of the Compensation Committee of the Board of Directors," "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" in the Proxy Statement for the 2003 Annual Meeting of Shareholders of Resources is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  --------------------------------------------------------------

          The information pertaining to shareholders beneficially owning more than five percent of the registrant's common stock and the security ownership of management, which is set forth under the captions "The Annual Shareholders Meeting" and "Security Ownership of Management" in the Proxy Statement for the 2003 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

          EQUITY COMPENSATION PLANS

          The Company has three equity compensation plans.

          Restricted Stock Plan for Outside Directors

          The Board of Directors of the Company implemented the Restricted Stock Plan for Outside Directors effective January 27, 1997. The Plan is applicable to not more than 50,000 shares of RGC Resources' common stock.

          Under the Plan, a minimum of 40 percent of the monthly retainer fee paid to each non-employee director of RGC Resources is paid in shares of common stock ("Restricted Stock"). The number of shares of Restricted Stock is calculated each month based on the closing sales price of Resources' common stock on the Nasdaq National Market on the first day of the month. Beginning in fiscal 1998, a participant can, subject to approval of the Board, elect to receive up to 100% of his retainer fee for the fiscal year in Restricted Stock. Such election cannot be revoked or amended during the fiscal year.

          The shares of Restricted Stock of Resources issued under the Plan will vest only in the case of a participant's death, disability, retirement (including not standing for reelection to the Board), or in the event of a change in control of Resources. There is no option to take cash in lieu of stock upon vesting of shares under the Plan. The Restricted Stock may not be sold, transferred, assigned or pledged by the participant until the shares have vested under the terms of the Plan. At the time the Restricted Stock vests, a certificate for vested shares will be delivered to the participant or the participant's beneficiary.

          The shares of Restricted Stock will be forfeited to Resources by a participant's voluntary resignation during his term on the Board or removal for cause as a director.

          Key Employee Stock Option Plan of RGC Resources, Inc.

          The Company has a Key Employee Stock Option Plan, which is intended to provide the Company's executive officers and other key employees with long-term (ten-year) incentives and rewards tied to the price of Resources' common stock. The Committee believes that stock options will assist the Company in attracting, maintaining and motivating officers and other key employees of the Company, upon whose judgment, initiative and efforts the Company depends, by providing such persons with the opportunity to acquire interest in Resources.

          The Plan requires each option's exercise price per share to equal the fair value of the Company's common stock as of the date of the grant. Under the terms of the Plan, the options become exercisable six months from the grant date and expire ten years subsequent to the grant date. All options outstanding at September 30, 2002 were fully vested and exercisable.

          RGC Resources, Inc. Stock Bonus Plan

          The Stock Bonus Plan is intended to allow the Board of Directors to award individual or collective superior performance that has resulted in enhanced shareholder value or returns and to encourage increased ownership of Company common stock by officers and management. The Stock Bonus Plan is administered by the Compensation Committee of RGC Resources, which considers recommendations from the Company's President. The Company's bonus award proposals are subject to approval of the Board of Directors. Under the Stock Bonus Plan, executive officers are encouraged to own a position in the Company's common stock of at least 50% of the value of their annual salary. To promote this policy, the Plan provides that all officers with stock ownership positions below 50% of the value of their annual salaries must, unless approved by the Committee, receive no less than 50% of any performance bonus in the form of Company common stock. Bonus amounts, if any, for a fiscal year will generally be determined in the January following that fiscal year end.

          A summary of the equity compensation plans follows:


          Equity Compensation Plan Information

                                          (a)                       (b)                         (c)
          -------------------------------------------------------------------------------------------------------
          Plan category       Number of securities to be    Weighted-average        Number of securities
                              issued upon exercise of       exercise price of       remaining available for
                              outstanding options,          outstanding options,    future issuance under equity
                              warrants and rights           warrants and rights     compensation plans
                                                                                    (excluding securities
                                                                                    reflected in column (a))
          -------------------------------------------------------------------------------------------------------
          Equity                         60,000                    19.319                      52,926
          compensation
          plans approved by
          security holders
          -------------------------------------------------------------------------------------------------------
          Equity                           -                          -                         3,736
          compensation
          plans not
          approved by
          security holders
          -------------------------------------------------------------------------------------------------------
          Total                          60,000                    19.319                      56,662
          -------------------------------------------------------------------------------------------------------

                                       13

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  ----------------------------------------------

          The information with respect to certain transactions with management of the registrant, which is set forth under the caption "Transactions with Management" in the Proxy Statement for the 2003 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.


                                     PART IV


ITEM 14.  DISCLOSURE CONTROLS AND PROCEDURES.
--------  ----------------------------------

          Based on their evaluation of the Company's disclosure controls and procedures (as defined by Rule 13a-14 (c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this annual report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
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

4 (c) Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (SEC file number reference 0-367))

4 (d) RGC Resources, Inc., Dividend Reinvestment and Stock Repurchase Plan (incorporated by reference to Exhibit 4 (c) of Post-Effective Amendment No. 2 to Registration Statement No. 33- 69902 on Form S-2 filed as of July 2, 1999)

10 (a) Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (b) Interruptible Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated July 1, 1991 (incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (c) NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated October 25, 1994 (incorporated herein by reference to Exhibit 10(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (d) SIT Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 30, 1993 (incorporated herein by reference to Exhibit 10(d) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (e) FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (f) FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (g) SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (h) ITS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (i) FTS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (j) ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (k) Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (l) Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (m)              Gas Storage Contract under rate schedule FS (Production
                    Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (n)              Gas Storage Contract under rate schedule FS (Production
                    Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (o) Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (p) Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (q) Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (r) Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (s)              Certificate of Public Convenience and Necessity for
                    Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (t)              Certificate of Public Convenience and Necessity for
                    Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (u) Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19,
                    1990)

10 (v) Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit 10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (w) Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10 (x) Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10 (y)              Contract between Roanoke Gas Company and Diversified
                    Energy Services, Inc. dated December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (z) Service Agreement between Bluefield Gas Company and Commonwealth Public Service Corporation dated January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19,
                    1990)

10(a)(a)            Gas Storage Contract under rate schedule FS (Market
                    Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(b)(b)            FTS Service Agreement between Columbia Gas
                    Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(c)(c)            ITS Service Agreement between Columbia Gas
                    Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m)(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(d)(d)            FSS Service Agreement between Columbia Gas
                    Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(n)(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(e)(e)            SST Service Agreement between Columbia Gas
                    Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(o)(o) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(f)(f)            FTS-1 Service Agreement between Columbia Gulf
                    Transmission Company and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(p)(p) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(g)(g)*           RGC Resources Key Employee Stock Option Plan
                    (incorporated herein by reference to Exhibit 4(c) of
                    Registration Statement No. 333-02455, Post Effective
                    Amendment on Form S-8, filed with the Commission on July 2,
                    1999)

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

10(m)(m)            FTA Gas Transportation Agreement effective November 1,
                    1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(n)(n) SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(o)(o) FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(p)(p) FTS Service Agreement effective November 1, 1999, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10(q)(q)            Firm Storage Service Agreement effective March 19,
                    1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(r)(r) FTS-2 Service Agreement effective February 1, 1994, between Columbia Gulf Transmission Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(x)(x) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(s)(s)            Firm Transportation Agreement effective December 31,
                    1998, between Phoenix Energy Sales Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(y)(y) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(t)(t)            Master Firm Purchase/Sale Agreement effective November
                    1, 1999, between PG&E Energy Trading - Gas Corporation and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10(u)(u) First Amendment to the Master Firm Purchase/Sale Agreement effective November 1, 1999, by and between Bluefield Gas Company and PG&E Energy Trading - Gas Corporation (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10(v)(v) Master Firm Purchase/Sale Agreement effective March 1, 1999, between PG&E Energy Trading - Gas Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(d)(d)(d) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10(w)(w)            First Amendment to the Master Firm Purchase/Sale
                    Agreement effective October 20, 1999 by and between Roanoke Gas Company and PG&E Energy Trading - Gas Corporation (incorporated herein by reference to Exhibit 10(e)(e)(e) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10(x)(x)*           Change in Control Agreement between John B.
                    Williamson, III and RGC Resources, Inc. dated March 1, 2001
                    (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q/A for the period ended
                    March 31, 2001)

10(y)(y)*           Change in Control Agreement between John S. D'Orazio and
                    RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10(z)(z)            Firm Storage Service Agreement by and between Roanoke
                    Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10(a)(a)(a)         Firm Pipeline Service Agreement by and between
                    Roanoke Gas Company and Virginia Gas Pipeline Company, dated
                    June 1, 2001 (incorporated herein by reference to Exhibit
                    10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10(b)(b)(b)         Natural Gas Asset Management Agreement between
                    Roanoke Gas Company and Duke Energy Trading and Marketing,
                    L.L.C. dated November 1, 2001 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Quarterly Report on Form 10-Q for the period ended December 31, 2001)

10(c)(c)(c)         Natural Gas Asset Management Agreement between
                    Bluefield Gas Company and Duke Energy Trading and Marketing,
                    L.L.C. dated November 1, 2001. (incorporated herein by reference to Exhibit 10(l)(l)(l) of the Quarterly Report on Form 10-Q for the period ended December 31, 2001)

10(d)(d)(d)         Promissory Note, in the amount of $2,000,000, by and between
                    RGC Resources, Inc. and First Union National Bank dated
                    March 25, 2002 (incorporated herein by reference to Exhibit
                    10(m)(m)(m) of the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

10(e)(e)(e)         Promissory Note, in the amount of $15,000,000, by and
                    between Roanoke Gas Company and First Union National Bank dated March 25, 2002 (incorporated herein by reference to Exhibit 10(n)(n)(n) of the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

10(f)(f)(f)         Promissory Note, in the amount of $4,500,000, by and between
                    Bluefield Gas Company and First Union National Bank dated
                    March 25, 2002 (incorporated herein by reference to Exhibit
                    10(p)(p)(p) of the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

10(g)(g)(g)         Unconditional Guaranty by and between Bluefield Gas Company,
                    RGC Resources, Inc. and First Union National Bank dated
                    March 25, 2002 (incorporated herein by reference to Exhibit
                    10(q)(q)(q) of the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

10(h)(h)(h)         Promissory Note, in the amount of $5,000,000, by and between
                    Diversified Energy Company and First Union National Bank dated March 25, 2002 (incorporated herein by reference to Exhibit 10(r)(r)(r) of the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

10(i)(i)(i)         Unconditional Guaranty by and between Diversified Energy
                    Company, RGC Resources, Inc. and First Union National Bank dated March 25, 2002 (incorporated herein by reference to Exhibit 10(s)(s)(s) of the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

10(j)(j)(j)         ISDA Master Agreement by and between SunTrust Bank and
                    Roanoke Gas Company dated October 7, 2002

10(k)(k)(k)         Unconditional Unlimited Guaranty by and between RGC
                    Resources, Inc. and SunTrust Bank dated November 15, 2002

10(l)(l)(l)         Loan Agreement by and between Roanoke Gas Company, SunTrust
                    Bank and RGC Resources dated November 22, 2002

10(m)(m)(m)         Commercial Note by and between SunTrust Bank and Roanoke Gas
                    Company dated November 22, 2002

10(n)(n)(n)*        Change in Control Agreement by and between RGC Resources,
                    Inc. and Howard T. Lyon dated May 1, 2000

10(o)(o)(o)*        Change in Control Agreement by and between RGC Resources,
                    Inc. and Dale P. Moore dated May 1, 2000

13 2002 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21                  Subsidiaries of the Company

23                  Independent Auditors' Consent

99.1                Certification pursuant to 18 U.S.C. Section 1350, As
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of John B. Williamson, III, dated December 17, 2002.

99.2                Certification pursuant to 18 U.S.C. Section 1350, As
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Howard T. Lyon, dated December 17, 2002.


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

                        RGC RESOURCES, INC.



                        By: /S/ Howard T. Lyon        December 17, 2002
                           --------------------     -------------------------
                                Howard T. Lyon              Date
                                Controller and
                                Treasurer (Principal Financial
                                Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ John B. Williamson, III    December 17, 2002        President, Chief Executive Officer, Chairman
-------------------------------------------------        of the Board and Director
John B. Williamson, III             Date


 /s/ Howard T. Lyon             December 17, 2002        Controller and Treasurer
---------------------------------------------------      (Principal Financial Officer)
Howard T. Lyon                      Date


 /s/ Lynn D. Avis               December 17, 2002        Director
---------------------------------------------------
Lynn D. Avis                        Date


 /s/ Abney S. Boxley, III       December 17, 2002        Director
---------------------------------------------------
Abney S. Boxley, III                Date


 /s/ Frank T. Ellett            December 17, 2002        Director
---------------------------------------------------
Frank T. Ellett                     Date


 /s/ Frank A. Farmer, Jr.       December 17, 2002        Director
---------------------------------------------------
Frank A. Farmer, Jr.                Date


/s/ Maryellen F. Goodlatte      December 17, 2002        Director
--------------------------------------------------
Maryellen F. Goodlatte              Date


 /s/ J. Allen Layman            December 17, 2002        Director
--------------------------------------------------
J. Allen Layman                     Date


 /s/ George W. Logan            December 17, 2002        Director
--------------------------------------------------
George W. Logan                     Date


 /s/ Thomas L. Robertson        December 17, 2002        Director
--------------------------------------------------
Thomas L. Robertson                 Date


 /s/ S. Frank Smith             December 17, 2002        Director
--------------------------------------------------
S. Frank Smith                      Date


                                  CERTIFICATION

I, John B. Williamson, III, certify that:

1.   I have reviewed this annual report on Form 10-K of RGC Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 17, 2002
                                    S/ John B. Williamson, III
                                    Chairman of the Board,
                                    President and Chief Executive Officer

                                  CERTIFICATION

I, Howard T. Lyon, certify that:

1.   I have reviewed this annual report on Form 10-K of RGC Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 17, 2002

                                            S/Howard T. Lyon
                                            Controller and Treasurer
                                            (Principal Financial Officer)

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

4 (c) Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (SEC file number reference 0-367))

4 (d) RGC Resources, Inc., Dividend Reinvestment and Stock Repurchase Plan (incorporated by reference to Exhibit 4 (c) of Post-Effective Amendment No. 2 to Registration Statement No. 33- 69902 on Form S-2 filed as of July 2, 1999)

10 (a) Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (b) Interruptible Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated July 1, 1991 (incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (c) NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated October 25, 1994 (incorporated herein by reference to Exhibit 10(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (d) SIT Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 30, 1993 (incorporated herein by reference to Exhibit 10(d) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (e) FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (f) FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (g) SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (h) ITS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (i) FTS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (j) ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (k) Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (l) Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (m)              Gas Storage Contract under rate schedule FS (Production
                    Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (n)              Gas Storage Contract under rate schedule FS (Production
                    Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (o) Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (p) Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (q) Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (r) Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (s)              Certificate of Public Convenience and Necessity for
                    Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (t)              Certificate of Public Convenience and Necessity for
                    Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (u) Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19,
                    1990)

10 (v) Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit 10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (w) Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10 (x) Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10 (y)              Contract between Roanoke Gas Company and Diversified
                    Energy Services, Inc. dated December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (z) Service Agreement between Bluefield Gas Company and Commonwealth Public Service Corporation dated January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19,
                    1990)

10(a)(a)            Gas Storage Contract under rate schedule FS (Market
                    Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(b)(b)            FTS Service Agreement between Columbia Gas
                    Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(c)(c)            ITS Service Agreement between Columbia Gas
                    Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m)(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(d)(d)            FSS Service Agreement between Columbia Gas
                    Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(n)(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(e)(e)            SST Service Agreement between Columbia Gas
                    Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(o)(o) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(f)(f)            FTS-1 Service Agreement between Columbia Gulf
                    Transmission Company and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(p)(p) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(g)(g)*           RGC Resources Key Employee Stock Option Plan
                    (incorporated herein by reference to Exhibit 4(c) of
                    Registration Statement No. 333-02455, Post Effective
                    Amendment on Form S-8, filed with the Commission on July 2,
                    1999)

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

10(m)(m)            FTA Gas Transportation Agreement effective November 1,
                    1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(n)(n) SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(o)(o) FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(p)(p) FTS Service Agreement effective November 1, 1999, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10(q)(q)            Firm Storage Service Agreement effective March 19,
                    1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(r)(r) FTS-2 Service Agreement effective February 1, 1994, between Columbia Gulf Transmission Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(x)(x) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(s)(s)            Firm Transportation Agreement effective December 31,
                    1998, between Phoenix Energy Sales Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(y)(y) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998)

10(t)(t)            Master Firm Purchase/Sale Agreement effective November
                    1, 1999, between PG&E Energy Trading - Gas Corporation and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10(u)(u) First Amendment to the Master Firm Purchase/Sale Agreement effective November 1, 1999, by and between Bluefield Gas Company and PG&E Energy Trading - Gas Corporation (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10(v)(v) Master Firm Purchase/Sale Agreement effective March 1, 1999, between PG&E Energy Trading - Gas Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(d)(d)(d) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10(w)(w)            First Amendment to the Master Firm Purchase/Sale
                    Agreement effective October 20, 1999 by and between Roanoke Gas Company and PG&E Energy Trading - Gas Corporation (incorporated herein by reference to Exhibit 10(e)(e)(e) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10(x)(x)*           Change in Control Agreement between John B.
                    Williamson, III and RGC Resources, Inc. dated March 1, 2001
                    (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q/A for the period ended
                    March 31, 2001)

10(y)(y)*           Change in Control Agreement between John S. D'Orazio and
                    RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10(z)(z)            Firm Storage Service Agreement by and between Roanoke
                    Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10(a)(a)(a)         Firm Pipeline Service Agreement by and between
                    Roanoke Gas Company and Virginia Gas Pipeline Company, dated
                    June 1, 2001 (incorporated herein by reference to Exhibit
                    10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10(b)(b)(b)         Natural Gas Asset Management Agreement between
                    Roanoke Gas Company and Duke Energy Trading and Marketing,
                    L.L.C. dated November 1, 2001 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Quarterly Report on Form 10-Q for the period ended December 31, 2001)

10(c)(c)(c)         Natural Gas Asset Management Agreement between
                    Bluefield Gas Company and Duke Energy Trading and Marketing,
                    L.L.C. dated November 1, 2001. (incorporated herein by reference to Exhibit 10(l)(l)(l) of the Quarterly Report on Form 10-Q for the period ended December 31, 2001)

10(d)(d)(d)         Promissory Note, in the amount of $2,000,000, by and between
                    RGC Resources, Inc. and First Union National Bank dated
                    March 25, 2002 (incorporated herein by reference to Exhibit
                    10(m)(m)(m) of the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

10(e)(e)(e)         Promissory Note, in the amount of $15,000,000, by and
                    between Roanoke Gas Company and First Union National Bank dated March 25, 2002 (incorporated herein by reference to Exhibit 10(n)(n)(n) of the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

10(f)(f)(f)         Promissory Note, in the amount of $4,500,000, by and between
                    Bluefield Gas Company and First Union National Bank dated
                    March 25, 2002 (incorporated herein by reference to Exhibit
                    10(p)(p)(p) of the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

10(g)(g)(g)         Unconditional Guaranty by and between Bluefield Gas Company,
                    RGC Resources, Inc. and First Union National Bank dated
                    March 25, 2002 (incorporated herein by reference to Exhibit
                    10(q)(q)(q) of the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

10(h)(h)(h)         Promissory Note, in the amount of $5,000,000, by and between
                    Diversified Energy Company and First Union National Bank dated March 25, 2002 (incorporated herein by reference to Exhibit 10(r)(r)(r) of the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

10(i)(i)(i)         Unconditional Guaranty by and between Diversified Energy
                    Company, RGC Resources, Inc. and First Union National Bank dated March 25, 2002 (incorporated herein by reference to Exhibit 10(s)(s)(s) of the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

10(j)(j)(j)         ISDA Master Agreement by and between SunTrust Bank and
                    Roanoke Gas Company dated October 7, 2002

10(k)(k)(k)         Unconditional Unlimited Guaranty by and between RGC
                    Resources, Inc. and SunTrust Bank dated November 15, 2002

10(l)(l)(l)         Loan Agreement by and between Roanoke Gas Company, SunTrust
                    Bank and RGC Resources dated November 22, 2002

10(m)(m)(m)         Commercial Note by and between SunTrust Bank and Roanoke Gas
                    Company dated November 22, 2002

10(n)(n)(n)*        Change in Control Agreement by and between RGC Resources,
                    Inc. and Howard T. Lyon dated May 1, 2000

10(o)(o)(o)*        Change in Control Agreement by and between RGC Resources,
                    Inc. and Dale P. Moore dated May 1, 2000

13 2002 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21                  Subsidiaries of the Company

23                  Independent Auditors' Consent

99.1                Certification pursuant to 18 U.S.C. Section 1350, As
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of John B. Williamson, III, dated December 17, 2002.

99.2                Certification pursuant to 18 U.S.C. Section 1350, As
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Howard T. Lyon, dated December 17, 2002.


*        Management contract or compensatory plan or agreement.