Form 10-Q
period 2002-12-31
RGC RESOURCES INC
filed 2003-02-14
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended     December 31, 2002

Commission File Number     000-26591

RGC Resources, Inc.

(Exact name of Registrant as Specified in its Charter)

VIRGINIA	54-1909697

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

519 Kimball Ave., N.E., Roanoke, VA	24016

(Address of Principal Executive Offices)	(Zip Code)

(540) 777-4427

(Registrant’s Telephone Number, Including Area Code)

None

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

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Class	Outstanding at December 31, 2002

Common Stock, $5 Par Value	1,972,320

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2002	September 30, 2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$285,197	$288,030
Accounts receivable - (less allowance for uncollectibles of $625,335 and and $155,062, respectively)	15,338,184	4,460,867
Inventories	2,116,069	2,172,808
Prepaid gas service	7,246,281	9,372,493
Prepaid income taxes	—	1,189,154
Deferred income taxes	1,323,677	2,579,879
Under-recovery of gas costs	116,209	—
Unrealized gains on marked-to-market transactions	1,531,050	1,779,891
Other	1,020,176	453,804

Total current assets	28,976,843	22,296,926

PROPERTY, PLANT AND EQUIPMENT:
Utility plant in service	90,167,036	89,504,217
Accumulated depreciation and amortization	(35,134,109)	(34,386,639)

Utility plant in service, net	55,032,927	55,117,578
Construction work in progress	2,001,946	1,810,520

Utility Plant, Net	57,034,873	56,928,098

Nonutility property	20,620,327	19,869,186
Accumulated depreciation and amortization	(8,025,479)	(7,659,087)

Nonutility property, net	12,594,848	12,210,099

Total property, plant and equipment	69,629,721	69,138,197

OTHER ASSETS:
Intangible assets, net of accumulated amortization	298,314	298,314
Other assets	719,730	668,018

Total other assets	1,018,044	966,332

TOTAL ASSETS	$99,624,608	$92,401,455

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2002	September 30, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$2,205,673	$105,127
Borrowings under lines of credit	15,595,000	8,991,000
Dividends payable	562,437	559,069
Accounts payable	9,131,322	7,897,084
Income taxes payable	237,326	—
Customer deposits	574,344	543,891
Accrued expenses	3,837,354	3,961,174
Refunds from suppliers - due customers	42,775	51,889
Over-recovery of gas costs	761,761	1,742,905
Unrealized losses on marked-to-market transactions	213,059	—

Total current liabilities	33,161,051	23,852,139

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES	28,244,482	30,377,358

DEFERRED CREDITS:
Deferred income taxes	4,823,884	5,802,417
Deferred investment tax credits	292,234	300,544

Total deferred credits	5,116,118	6,102,961

STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized, 10,000,000 shares; issued and outstanding 1,972,320 and 1,960,418 shares, respectively	9,861,600	9,802,090
Preferred stock, no par, authorized, 5,000,000 shares; 0 shares issued and outstanding, respectively	—	—
Capital in excess of par value	11,529,733	11,374,173
Retained earnings	11,734,191	10,758,491
Accumulated comprehensive income (loss)	(22,567)	134,243

Total stockholders’ equity	33,102,957	32,068,997

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,624,608	$92,401,455

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

UNAUDITED

	Three Months Ended December 31,

	2002	2001

OPERATING REVENUES:
Gas utilities	$21,093,267	$16,582,414
Propane operations	4,449,776	2,920,708
Energy marketing	2,716,562	3,125,038
Other	196,522	226,447

Total operating revenues	28,456,127	22,854,607

COST OF SALES:
Gas utilities	14,931,493	11,174,538
Propane operations	2,104,523	1,429,778
Energy marketing	2,643,631	3,060,324
Other	110,683	136,056

Total cost of sales	19,790,330	15,800,696

OPERATING MARGIN	8,665,797	7,053,911

OTHER OPERATING EXPENSES:
Operations	3,410,902	3,018,429
Maintenance	360,906	362,892
General taxes	459,076	399,601
Depreciation and amortization	1,335,529	1,313,371

Total other operating expenses	5,566,413	5,094,293

OPERATING INCOME	3,099,384	1,959,618
OTHER EXPENSES, NET	39,309	31,285
INTEREST EXPENSE	554,576	563,518

INCOME BEFORE INCOME TAXES	2,505,499	1,364,815
INCOME TAX EXPENSE	967,362	524,040

NET INCOME	$1,538,137	$840,775

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.78	$0.44

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

UNAUDITED

	Three Months Ended December 31,

	2002	2001

NET INCOME	$1,538,137	$840,775
Reclassification of loss /(gain) transferred to net income	(73,772)	43,846
Unrealized loss on derivative financial instruments	(83,038)	(75,143)

OTHER COMPREHENSIVE LOSS, NET OF TAX	(156,810)	(31,297)

COMPREHENSIVE INCOME	$1,381,327	$809,478

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS
ENDED DECEMBER 31, 2002 AND 2001

UNAUDITED

	Three Months Ended December 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,538,137	$840,775
Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,391,516	1,350,294
Gain on asset disposition	(3,467)	(1,613)
Deferred taxes and investment tax credits	350,236	(520,615)
Changes in assets and liabilities which provided (used) cash, exclusive of changes and noncash transactions shown separately	(7,627,352)	933,257

Net cash provided by (used in) operating activities	(4,350,930)	2,602,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(1,891,849)	(2,621,045)
Cost of removal of utility plant, net	1,415	(16,345)
Proceeds from sales of assets	10,861	17,726

Net cash used in investing activities	(1,879,573)	(2,619,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	8,000,000	—
Retirement of long-term debt	(32,330)	(706,822)
Net borrowings (repayments) under lines of credit	(1,396,000)	1,481,000
Cash dividends paid	(559,070)	(536,385)
Proceeds from issuance of stock	215,070	150,326

Net cash provided by financing activities	6,227,670	388,119

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,833)	370,553

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	288,030	885,678

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$285,197	$1,256,231

SUPPLEMENTAL INFORMATION:
Interest paid	$922,940	$948,844
Income taxes refunded, net	(825,067)	(2,432)

Notes: The Company executed an $8,000,000 intermediate term note in November 2002, which resulted in the reclassification of $8,000,000 from borrowings under lines of credit to long-term debt on the September 30, 2002 Balance Sheet as the Company met the requirements for making the reclassification.   The net repayments under lines of credit reflect the payoff of $8,000,000 on the line of credit net of $6,604,000 in additional borrowings for working capital needs.

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
UNAUDITED

1.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly RGC Resources, Inc.’s financial position as of December 31, 2002 and the results of its operations and its cash flows for the three months ended December 31, 2002 and 2001.  Because of seasonal and other factors, the results of operations for the three months ended December 31, 2002 are not indicative of the results to be expected for the fiscal year ending September 30, 2003.

2.

The condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes thereto.

3.	Quarterly earnings are affected by the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.

4.

On January 27, 2003, a break occurred on a natural gas main located in the Company’s Bluefield, WV service territory due to a ground shift attributable to much colder than normal temperatures.  As a result of the leak and its subsequent repair, service to approximately 4,300 customers was interrupted for periods ranging from several hours to 4 days.  The Company estimates that the cost to repair the gas line and to reestablish service to its customers at $280,000.The Company is filing for rate relief of these additional costs through its planned rate application with the West Virginia Public Service Commission (PSC).  If the PSC approves the recovery of these additional costs in its rate application, the Company anticipates placing new billing rates into effect beginning in December 2003 to recover these costs over future periods.  However, there is no guarantee that the PSC will allow full or partial recovery of these costs.

In addition, the Company anticipates the possibility of claims being filed by customers for damage potentially done as a result of the interruption in service. The Company has notified its insurance provider of the incident and is awaiting determination of coverage.  The Company is advising customers to file claims related to the gas interruption with their homeowners or business insurance providers.  The Company believes the terms and conditions of its public utility service tariff in West Virginia largely protect it from service interruption claims; however, the Company does expect some potential additional costs related to claims being filed.  Such amounts are not currently estimable.

5.

On November 21, 2002, the Company executed an $8,000,000 unsecured three-year intermediate term note to refinance a portion of the Company’s lines-of-credit balance.  The note has a variable interest rate based on 30-day LIBOR plus 100 basis point spread.  The Company subsequently entered into an interest rate swap on the $8,000,000 note to convert the note to a fixed rate instrument with an effective rate of 4.18 percent.  Because the Company had both the intent and ability to execute the note at the end of its fiscal year, the Company reclassified the $8,000,000 from lines-of-credit to long-term debt on its September 30, 2002 Balance Sheet.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
UNAUDITED

6.

On October 1, 2000, the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS No. 133 requires the recognition of all derivative instruments as assets or liabilities in the Company’s balance sheet and measurement of those instruments at fair value.  The adoption of the standard did not have a material impact on the results of operations or other comprehensive income.

The Company’s risk management policy allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations.  The key market risks that RGC Resources, Inc. would seek to hedge include the price of natural gas and propane gas and the cost of borrowed funds.

The Company had entered into futures and swaps for the purpose of hedging the price of propane in order to provide price stability during the winter months.  The Company’s hedging activities are in accordance with established risk management policies.  The hedges qualify as cash flow hedges; therefore, changes in the fair value are reported in Other Comprehensive Income.  For the three months ended December 31, 2002, the Company recorded unrealized income of $49,144, net of income tax, related to hedging activities and reclassified $73,772, net of income tax, in gains from Other Comprehensive Income to net income as the hedges settled during the quarter.  For the three months ended December 31, 2001, the Company recorded an unrealized loss of $75,144, net of income tax, related to propane derivative contracts and reclassified $43,846, net of income tax, in losses from Other Comprehensive Income to net income.  No portion of the hedges were ineffective during the three months ended December 31, 2002 and 2001.

The Company also had entered into swap arrangements for the purchase of natural gas for the purpose of providing price stability during the winter months.  The fair value of these instruments is recorded in the balance sheet with the offsetting entry to under-recovery of gas costs.  Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia State Corporation Commission (SCC) and the West Virginia Public Service Commission (PSC) currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of these instruments will be passed through to customers when realized.

The Company also entered into an interest rate swap related to the $8,000,000 note issued in November 2002.  The swap essentially converted the three-year floating rate note into fixed rate debt with a 4.18 percent interest rate.  The swap qualifies as a cash flow hedge with changes in fair value reported in Other Comprehensive Income.  For the three months ended December 31, 2002, the Company recorded an unrealized loss of $132,182, net of income tax, related to the swap.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
UNAUDITED

The Company recorded unrealized gains on these marked to market derivatives at December 31, 2002.  These gains are composed of $1,351,500 of natural gas derivative hedges that are subjected to refund through the PGA mechanism and $179,550 of propane hedges that will flow through income when realized during the next 12 months.  The Company also recorded an unrealized loss of $213,029 related to the interest rate swap of which approximately $142,000 will flow through income during the next 12 months.  At December 31, 2001, the Company recorded unrealized losses of $1,181,100 of natural gas derivative hedges that were subject to recovery through the PGA mechanism and $173,876 of propane hedges that flowed through income when realized.

7.

Basic earnings per common share are based on the weighted average number of shares outstanding during each period.  The weighted average number of shares outstanding for the three-month period ended December 31, 2002 was 1,967,635 compared to 1,919,688 for the same period last year.  The weighted average number of shares outstanding assuming dilution was 1,968,735 for the three-month period ended December 31, 2002 compared to 1,923,821 for the same period last year.  The difference between the weighted average number of shares for the calculation of basic and diluted earnings per share relates to the dilutive effect associated with the assumed issuance of stock options as calculated using the Treasury Stock method.

8.

RGC Resources, Inc.’s reportable segments are included in the following table.  The segments are comprised of natural gas, propane, energy marketing and other.  The other segment is composed of the heating and air conditioning business, mapping services, information system services and certain corporate eliminations.

	Natural Gas	Propane	Energy Marketing	Other	Total

For the Three Months Ended December 31, 2002

Operating revenues	$21,093,267	$4,449,776	$2,716,562	$196,522	$28,456,127
Operating margin	6,161,774	2,345,253	72,931	85,839	8,665,797
Income before income taxes	1,582,514	775,282	63,033	84,670	2,505,499

As of December 31, 2002:
Total assets	$81,776,129	$15,645,906	$1,579,741	$622,832	$99,624,608
Gross additions to long-lived assets	1,100,466	791,383	—	—	1,891,849

For the Three Months Ended December 31, 2001
Operating revenues	$16,582,414	$2,920,708	$3,125,038	$226,447	$22,854,607
Operating margin	5,407,876	1,490,930	64,714	90,391	7,053,911
Income before income taxes	1,309,771	70,615	56,884	(72,455)	1,364,815

As of December 31, 2001:
Total assets	$79,712,538	$14,769,341	$1,538,141	$1,649,771	$97,669,791
Gross additions to long-lived assets	1,472,727	1,148,318	—	—	2,621,045

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
UNAUDITED

9.

The Company increased the borrowing limits on its line of credit agreements.  Effective October 1, 2002, the Company’s total available line of credit increased from $20,500,000 to $26,500,000.  The Company obtained the increase to provide additional working capital to fund inventory and accounts receivable balances due to seasonal demands and provide temporary financing for capital projects.  Interest rates are variable based upon 30 day LIBOR.  The line of credit agreements will expire March 31, 2003, unless extended.  The Company anticipates being able to extend the lines of credit.

10.

At December 31, 2002, the Company has a Key Employee Stock Option Plan (the “Plan”), which is intended to provide the Company’s executive officers with long-term (ten-year) incentives and rewards tied to the price of the Company’s common stock.  The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for this Plan.  No stock-based employee compensation expense is reflected in net income as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the options granted under the Plan.

	3 Months Ended December 31

	2002	2001

Net income, as reported	$1,538,137	$840,775

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(15,221)	(17,481)

Pro forma net income	$1,522,916	$823,294

Earnings per share:
Basic and diluted - as reported	$0.78	$0.44

Basic and diluted - pro forma	$0.77	$0.43

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
UNAUDITED

11.

Both Roanoke Gas Company and Bluefield Gas Company, subsidiaries of RGC Resources, Inc., operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950’s.  A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites.  The extent of contaminants at these sites, if any, is unknown at this time.  An analysis at the Bluefield Gas Company site indicates some soil contamination.  The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting.  Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations.  Therefore, the Company has no plans for subsurface remediation at the MGP sites.  Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required.  A stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognized the Company’s right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs.  If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates.  Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company’s financial condition or results of operations.

12.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” on October 1, 2002.  SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life.  Instead, goodwill balances will be subject to an annual fair-value-based impairment assessment.  The Company completed its evaluation of the new standard and determined that no impairment existed as of the date of adoption.  For the three-month period ended December 31, 2001, the Company’s goodwill amortization expense was approximately $7,300.

The Company also adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on October 1, 2002.  SFAS No. 143 requires the reporting at fair value of a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction or development.  Management has determined that the Company has no material legal obligations for the retirement of its assets.  However, the Company provides a provision, as part of its depreciation expense, for the ultimate cost of asset retirements and removal.  Removal costs are not a legal obligation as defined by SFAS No. 143 but rather the result of cost-based regulation and therefore accounted for under the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.  The accumulated depreciation amount reflected on the Company’s Balance Sheet at December 31, 2002 contains approximately $4.9 million of accumulated provisions for retirement costs.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
UNAUDITED

The Company also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on October 1, 2002.  Management has determined that the standard had no material impact on the Company’s financial position or results of operations.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated net income for the three-month period ended December 31, 2002 was $1,538,137 compared to $840,775 for the same period last year.

Total operating revenues for the three months ended December 31, 2002 grew by nearly 25 percent compared to last year’s revenues due to significantly colder weather compared to the same period last year. The total number of heating-degree days (an industry measure by which the average daily temperature falls below 65 degrees Fahrenheit) increased by 36 percent.  Although the weather was much colder than last year, the heating degree-days for the three months ended December 31, 2002 were only 5 percent higher than the 30 year normal.  As a result of the colder weather, total regulated natural gas deliveries increased by more than 20 percent with non-transporting volumes reflecting a 26 percent increase in dekatherms sold.  Propane gallons delivered rose by 45 percent.  Energy marketing revenues declined by 13 percent on an 8 percent reduction in volumes.  Other revenues declined by 13 percent due to the decision to forego third-party sales in the Company’s mapping services operations (GIS Resources) and the absence of work for Application Resources due to the current business environment.

Total operating margin increased by $1,611,886, or 23 percent, for the quarter ended December 31, 2002 over the same period last year. Regulated natural gas margins increased by $753,898, or 14 percent, on a total delivered volume (transporting and non-transporting) increase of 623,121 dekatherms, or 20 percent, due to colder weather.  The regulated natural gas margins are composed of two components: volumetric sales and base charge.  The increase in volumetric margin was nearly 21 percent, which correlates with the 20 percent increase in volumes.  The base charge, which is a flat monthly fee billed to each natural gas customer, increased less than one percent due to a small increase in customers and the implementation of increased base charge rates placed into effect in December.  More information is included in the regulatory affairs section below.  Propane margins increased by $854,323, or 57 percent, on a 1,037,196, or 45 percent, gallon increase in deliveries over the same period last year.  In addition to the weather impact, the propane operations realized a $120,839 derivative gain used to reduce the cost of propane and improve margins, and an increased customer base contributed to the increase in gallons delivered.  The energy marketing division margin increased by $8,217, or nearly 13 percent, even though total sales volume declined by 51,317 dekatherms, or 8 percent.  The decline in volume was due to production cutbacks at the two largest customers of Highland Energy as a result of the current economic slowdown.  The impact from the decline in volume was more than offset by an increase in the unit margin realized on these sales. Other margins decreased by 5 percent due to the absence of sales from GIS Resources and Applications Resources.

The table below reflects volume activity and heating degree-days.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Delivered Volumes	Quarter Ended 12/31/02	Quarter Ended 12/31/01	Increase/ (Decrease)	Percentage

Regulated Natural Gas (DTH)	3,713,339	3,090,218	623,121	20%
Propane (Gallons)	3,349,486	2,312,290	1,037,196	45%
Highland Energy (DTH)	583,865	635,182	(51,317)	-8%

Heating Degree Days (Unofficial)	1,674	1,230	444	36%

Operations expenses increased by $392,473, or 13 percent, for the three-month period ended December 31, 2002 compared to the same period last year.  The increase was related to significant increases in employee benefit costs and higher operating costs as a result of the colder weather.  Two-thirds of the increase relates to higher employee benefit costs primarily in the area of health insurance, where the Company is self-insured and has experienced higher than normal claims activity.  Much of the remaining increase in operations expenses related to higher costs associated with maintaining operations during the colder weather.  Maintenance expenses decreased by $1,986, or less than one percent, as the warmer weather last year allowed for more gas distribution system maintenance work to be completed.

General taxes increased $59,475, or 15 percent, for the three-month period ended December 31, 2002 compared to the same period last year, primarily as a result of higher level of payroll due to increases in operations and of property taxes because of increases in the taxable property basis.

Capital expenditures for adding new customers to the natural gas and propane business and replacing older portions of the natural gas distribution system have resulted in depreciation expense increasing by $22,158, or 2 percent.

Interest charges decreased by $8,942, or nearly 2 percent, even as the Company’s average total debt position for the current quarter increased by more than 3 percent over the same period last year. The increase in average total debt for the quarter was attributable to capital expenditures and a change from an under-collected position on billed gas costs at December 31, 2001 to an over-collected position at December 31, 2002.  Interest expense declined due to a reduction in overall interest rate on the Company’s debt from 5.285 percent to 5.085 percent.  The decline in average interest rate is due to the ongoing reductions in rates on the Company’s variable rate line-of-credit agreements. As the line-of-credit agreements are variable-rate instruments indexed to the 30 day LIBOR rate, the Company was able to benefit from reductions in the prime lending

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

rate.  The effective interest rate for the quarter on short-term debt declined by 45 basis points, or 17 percent, from the same period last year.

Income tax expense increased by $443,322, or 85 percent, as pre-tax income increased by nearly 84 percent.

The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2003.  The total revenues and margins during the first three months reflect higher billings due to the weather sensitive nature of the gas business.  Improvement or decline in earnings depends primarily on weather conditions during the remaining winter months.

Subsequent Event

On January 27, 2003, a break occurred on a natural gas main located in the Company’s Bluefield, WV service territory due to a ground shift attributable to much colder than normal temperatures.  As a result of the leak and its subsequent repair, service to approximately 4,300 customers was interrupted for periods ranging from several hours to 4 days.  The Company estimates that the cost to repair the gas line and to reestablish service to its customers at $280,000.   The Company is filing for rate relief of these additional costs through its planned rate application with the West Virginia Public Service Commission (PSC).  If the PSC approves the recovery of these additional costs in its rate application, the Company anticipates placing new billing rates into effect beginning in December 2003 to recover these costs over future periods.  However, there is no guarantee that the PSC will allow full or partial recovery of these costs.

In addition, the Company anticipates the possibility of claims being filed by customers for damage potentially done as a result of the interruption in service. The Company has notified its insurance provider of the incident and is awaiting determination of coverage.  The Company is advising customers to file claims related to the gas interruption with their homeowners or business insurance providers.  The Company believes the terms and conditions of its public utility service tariff in West Virginia largely protect it from service interruption claims; however, the Company does expect some potential additional costs related to claims being filed.  Such amounts are not currently estimable.

Critical Accounting Policies

The consolidated financial statements of RGC Resources, Inc. are prepared in accordance with accounting principles generally accepted in the United States of America.  The amounts of assets, liabilities, revenues and expenses reported in the Company’s financial statements are affected by estimates and judgments that are necessary to comply with generally accepted accounting principles.  Estimates used in the financial statements are derived from prior

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

experience, statistical analysis and professional judgments.  Actual results could differ from the estimates, which would affect the related amounts reported in the Company’s financial statements.   Although, estimates and judgments are applied in arriving at many of the reported amounts in the financial statements including provisions for pension and post-retirement medical benefits, provisions for medical self-insurance, valuation of bad debt reserves on accounts receivable, projected useful lives of capital assets and goodwill valuation, the following items may involve a greater degree of judgment.

Revenue recognition – The Company bills natural gas customers on a monthly cycle basis; however, the billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting.  The Company accrues estimated revenue for natural gas delivered to customers not yet billed during the accounting period.  Determination of unbilled revenue relies on the use of estimates and historical data.

Derivatives – As discussed in “Qualitative and Quantitative Disclosures about Market Risk” section below, the Company hedges certain risks incurred in the normal operation of business through the use of derivative instruments.  The Company applies the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires the recognition of all derivative instruments as assets or liabilities in the Company’s balance sheet at fair value.  In most instances, fair value is based upon quoted futures prices for the commodities of propane and natural gas.  Changes in the commodity and futures markets will impact the estimates of fair value in the future.  Furthermore, the actual market value at the point of realization of the derivative may be significantly different from the futures value used in determining fair value in prior financial statements.

Regulatory accounting – The Company’s regulated operations follow the accounting and reporting requirements of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation.   The economic effects of regulation can result in a regulated company deferring costs that have been or are expected to be recovered from customers in a period different from the period in which the costs would be charged to expense by an unregulated enterprise.  When this results, costs are deferred as assets in the consolidated balance sheet (regulatory assets) and recorded as expenses when such amounts are reflected in rates.  Additionally, regulators can impose liabilities upon a regulated company for the amounts previously collected from customers and for current collection in rates of costs that are expected to be incurred in the future (regulatory liabilities).

Asset Management

Effective November 1, 2001, Roanoke Gas Company and Bluefield Gas Company (the Companies) entered into a contract with a third party, Duke Energy Trading and Marketing (Duke Energy), to provide future gas supply needs.  Duke Energy has also assumed the management and financial obligation of the Companies’ firm transportation and storage

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

agreements.  In connection with the agreement, the Companies exchanged gas in storage at November 1, 2001 for the right to receive an equal amount of gas in the future as provided by the agreement.  As a result of this arrangement, natural gas inventories on the balance sheet are replaced with a new classification called “prepaid gas service.”  This contract expires on October 31, 2004.

Energy Costs

Colder weather and the threat of war with Iraq have brought about increased price levels for heating fuels. These higher price levels are especially true of natural gas and propane commodity prices. According to Energy Information Administration (EIA) data, October through December spot prices for natural gas and propane were much higher than last year, up 80% and 44% respectively.

To lessen the impact of price volatility, Roanoke Gas, Bluefield Gas and Highland Propane use a variety of hedging mechanisms. Summer storage injections, financial instruments and fixed price contracts were in place during the quarter, which have provided the company with lower fuel costs than could have been obtained utilizing spot market purchases.

Decreasing production brought about by low prices in the previous year and more demand for electric generation from natural gas may keep fuel prices high over the coming months. If EIA projections are correct, we would expect natural gas and propane prices to be higher over the coming quarters.

Regulatory Affairs

Both Roanoke Gas Company and Bluefield Gas Company implemented base rate increases effective December 1, 2002, as authorized by their respective regulatory commissions.

In late December 2002, the Virginia State Corporation Commission approved a joint stipulation filed by all parties associated with the Roanoke Gas Company rate case.  This final order approved a weather normalization adjustment mechanism, to begin next winter, which will stabilize the Company’s earnings from significant variations in weather.  The order also provided for liberalization in the Company’s main extension policy to reduce the burden to the customer for extending gas service and changed the definition of gas cost to include the gas cost component of bad debts and the carrying cost of prepaid gas service.  The latter provisions will reduce the impact of rising gas costs on bad debts and rising interest rates on debt used for funding prepaid gas service.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is currently preparing an application for rate increase for Bluefield Gas Company to be filed in February and plans to file an application for rate increase for Roanoke Gas Company during the summer.

Environmental Issues

Both Roanoke Gas Company and Bluefield Gas Company, subsidiaries of RGC Resources, Inc., operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950’s. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites.  The extent of contaminants at these sites, if any, is unknown at this time.  An analysis at the Bluefield Gas Company site indicates some soil contamination.  The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting.  Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations.  Therefore, the Company has no plans for subsurface remediation at the MGP sites.  Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required.  A stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognized the Company’s right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs.  If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates.  Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company’s financial condition or results of operations.

Capital Resources and Liquidity

The Company’s primary capital needs are for the funding of its continuing construction program and the seasonal funding of its accounts receivable and gas prepayment requirements under the asset management contract.  The Company’s construction program is comprised of a combination of replacing old bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of natural gas and propane service to new customers.  Total capital expenditures were $1,891,849 and $2,621,045 for the three-month periods ended December 31, 2002 and 2001, respectively.

The Company also funds seasonal levels of gas prepayments and accounts receivables.  From April through October, the Company prepays its asset manager for the right to receive additional natural gas in the colder winter months.  This gas prepayment replaces the old underground natural gas storage that was used prior to the new asset management contract.  A majority of the

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company’s sales and billings occur during the winter.  As a result, accounts receivable balances increase during these months and decrease during the summer months.   Due to the much colder weather, accounts receivable balances at December 31, 2002 are well ahead of the levels at December 31, 2001.

The Company increased the borrowing limits on its line of credit agreements.  Effective October 1, 2002, the Company’s total available lines of credit increased from $20,500,000 to $26,500,000.  The Company obtained the increase to provide additional working capital to fund inventory and accounts receivable balances and provide temporary financing for capital projects.  Interest rates are variable based upon 30 day LIBOR.  The line of credit agreements will expire March 31, 2003, unless extended.  The Company anticipates being able to extend the lines of credit.

During the quarter ended December 31, 2002, the Company executed a three-year $8 million note with Suntrust Bank for the purposes of refinancing a portion of Roanoke Gas Company’s short-term line of credit.  The note is a variable rate note based upon 30 day LIBOR rate; however, the Company subsequently entered into an interest rate swap to effectively convert the note into a fixed rate instrument.

Short-term borrowings, together with internally generated funds and the sale of Common Stock through the Company’s Dividend Reinvestment and Stock Purchase Plan, have been used to cover construction costs, debt service, dividend payments and inventories.  Total outstanding balances on the Company’s lines-of-credit at December 31, 2002 were $15,595,000 compared to $19,188,000 for the same period last year.  Proceeds from the $8 million note were used to reduce the balances under the lines-of-credit which were partially offset by additional working capital requirements.

At December 31, 2002, the Company’s capitalization consisted of 48 percent in long-term debt and 52 percent in common equity.

Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include the following: (i) failure to earn on a consistent basis an adequate return on invested capital; (ii) increasing expenses and labor costs and labor availability; (iii) price competition from alternative fuels; (iv) volatility in the price and availability of natural gas

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and propane; (v) uncertainty in the projected rate of growth of natural gas and propane requirements in the Company’s service area; (vi) general economic conditions both locally and nationally; (vii) increases in interest rates; (viii) increased customer delinquencies and conservation efforts resulting from high fuel costs; (ix) developments in electricity and natural gas deregulation and associated industry restructuring; (x) significant variations in winter heating degree-days from normal; (xi) changes in environmental requirements and cost of compliance; (xii) impact of potential increased governmental oversight due to the financial collapse of Enron; (xiii) cost and availability of property and liability insurance in the wake of terrorism concerns and corporate failures; (xiv) ability to raise debt or equity capital in the wake of recent corporate financial irregularities;  (xv) impact of a potential war with Iraq, and (xvi) new accounting standards issued by the Financial Accounting Standards Board, which could change the accounting treatment for certain transactions.  All of these factors are difficult to predict and many are beyond the Company’s control.  Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized.  When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast” or similar words or future or conditional verbs such as “will,” “would,” “should,” “could” or “may” are intended to identify forward-looking statements.

Forward-looking statements reflect the Company’s current expectations only as of the date they are made.  We assume no duty to update these statements should expectations change or actual results differ from current expectations.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with interest rates and commodity prices.  Interest rate risk is related to the Company’s outstanding long-term and short-term debt.  Commodity price risk is experienced by the Company’s regulated natural gas operations, propane operations and energy marketing business.  The Company uses derivative commodity instruments to hedge price exposures for these operations.  The Company’s risk management policy, as authorized by the Company’s Board of Directors, allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations.

The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities.  A hypothetical 10 percent increase in market interest rates applicable to the Company’s variable rate debt outstanding at December 31, 2002 would have resulted in a decrease in quarterly earnings of approximately $6,400.

The Company manages the price risk associated with purchases of natural gas and propane by using a combination of fixed price contracts, spot market purchases and derivative commodity instruments including futures, swaps and collars.  With respect to propane gas, a hypothetical 10 percent reduction in market price would result in a decrease in fair value for the Company’s propane gas derivative contracts of approximately $69,000.

With respect to the Company’s hedging activities for the price of natural gas, the Company had entered into swap arrangements for the purchase of natural gas for November 2002 through March 2003.  Any cost incurred or benefit received from the derivative arrangement is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism.  Both the Virginia State Corporation Commission and the West Virginia Public Service Commission currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contract will be passed through to customers when realized.  A hypothetical 10 percent reduction in the market price of natural gas would result in a decrease in fair value of approximately $375,000 for its natural gas derivative contracts.

ITEM 4 – CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-14 (c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II – Other Information

ITEM 2 –	CHANGES IN SECURITIES.

Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the “Restricted Stock Plan”), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions (“restricted stock”).  A participant can, subject to approval of Directors of the Company (the “Board”), elect to receive up to 100% of his retainer fee in restricted stock.  The number of shares of restricted stock is calculated each month based on the closing sales price of the Company’s common stock on the Nasdaq-NMS on the first day of the month.  The shares of restricted stock are issued in reliance on section 3(a)(11) and section 4(2) exemptions under the Securities Act of 1993 (the “Act”) and will vest only in the case of the participant’s death, disability, retirement or in the event of a change in control of the Company.  Shares of restricted stock will be forfeited to the Company upon (i) the participant’s voluntary resignation during his term on the Board or (ii) removal for cause.  During the quarter ended December 31, 2001, the Company issued a total of 459.344 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

Investment Date	Price	Number of Shares

10/1/2002	$17.990	179.545
11/1/2002	$18.070	211.953
12/2/2002	$18.100	211.604

On October 1, 2002 and December 2, 2002, the Company issued a total of 169.827 shares of its common stock as bonuses to certain employees and management personnel as rewards for performance and length of service.  The 169.827 shares were not issued in a transaction constituting a “sale” within the meaning of section 2(3) of the Act.

ITEM 6 –	EXHIBITS AND REPORTS ON FORM 8-K.

	(a)	Exhibits

		Number	Description

		99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John B. Williamson, III, dated February 14, 2003.

		99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Howard T. Lyon, dated February 14, 2003.

Part II – Other Information

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC RESOURCES, INC.

Date: February 14, 2003	By:	/s/ HOWARD T. LYON

Howard T. Lyon Vice-President, Treasurer and Controller Principal Financial Officer

CERTIFICATION

I, Howard T. Lyon, certify that:

1. I have reviewed this Form 10-Q of RGC Resources, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ HOWARD T. LYON
Vice-President, Treasurer and Controller (Principal Financial Officer)

CERTIFICATION

I, John B. Williamson, III, certify that:

1. I have reviewed this Form 10-Q of RGC Resources, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ JOHN B. WILLIAMSON, III
Chairman of the Board, President and Chief Executive Officer