Form 10-Q
period 2003-03-31
RGC RESOURCES INC
filed 2003-05-15
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended          March 31, 2003
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes         X         No
                                              -------           ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


         Class                                    Outstanding at March 31, 2003
------------------------------                ----------------------------------
Common Stock, $5 Par Value                                  1,982,389





RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------

UNAUDITED

                                                                           March 31,             September 30,
ASSETS                                                                        2003                    2002
                                                                       ------------------      ------------------

Current Assets:
  Cash and cash equivalents                                           $           495,255     $           288,030
  Accounts receivable - (less allowance for
     uncollectibles of $1,115,770 and
     and $155,062, respectively)                                               17,123,901               4,460,867
  Inventories                                                                   1,716,021               2,172,808
  Prepaid gas service                                                              55,899               9,372,493
  Prepaid income taxes                                                                  -               1,189,154
  Deferred income taxes                                                         2,443,788               2,579,879
  Under-recovery of gas costs                                                     281,941                       -
  Unrealized gains on marked to market transactions                                     -               1,779,891
  Other                                                                           625,365                 453,804
                                                                       ------------------      ------------------

       Total current assets                                                    22,742,170              22,296,926
                                                                       ------------------      ------------------

Property, Plant And Equipment:
  Utility plant in service                                                     91,184,363              89,504,217
  Accumulated depreciation and amortization                                   (35,896,718)            (34,386,639)
                                                                       ------------------      ------------------
     Utility plant in service, net                                             55,287,645              55,117,578
  Construction work in progress                                                 2,489,302               1,810,520
                                                                       ------------------      ------------------

     Utility Plant, Net                                                        57,776,947              56,928,098
                                                                       ------------------      ------------------

  Nonutility property                                                          20,814,492              19,869,186
  Accumulated depreciation and amortization                                    (8,315,341)             (7,659,087)
                                                                       ------------------      ------------------

     Nonutility property, net                                                  12,499,151              12,210,099
                                                                       ------------------      ------------------

       Total property, plant and equipment                                     70,276,098              69,138,197
                                                                       ------------------      ------------------

Other Assets:
  Intangible assets, net of accumulated amortization                              298,314                 298,314
  Other assets                                                                    935,797                 668,018
                                                                       ------------------      ------------------

       Total other assets                                                       1,234,111                 966,332
                                                                       ------------------      ------------------

Total Assets                                                          $        94,252,379     $        92,401,455
                                                                       ==================      ==================


See notes to condensed consolidated financial statements.
-----------------------------------------------------------------------------------------------------------------



RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------

UNAUDITED
                                                                           March 31,             September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                          2003                    2002
                                                                       ------------------      ------------------
Current Liabilities:
  Current maturities of long-term debt                                $         2,181,229     $           105,127
  Borrowings under lines of credit                                              4,034,000               8,991,000
  Dividends payable                                                               565,539                 559,069
  Accounts payable                                                              8,482,383               7,897,084
  Income taxes payable                                                          2,575,686                       -
  Customer deposits                                                               567,189                 543,891
  Accrued expenses                                                              4,572,458               3,961,174
  Refunds from suppliers - due customers                                           19,364                  51,889
  Overrecovery of gas costs                                                     1,818,454               1,742,905
  Unrealized losses on marked to market transactions                              242,955                       -
                                                                       ------------------      ------------------
       Total current liabilities                                               25,059,257              23,852,139
                                                                       ------------------      ------------------
Long-term Debt, Excluding Current Maturities                                   28,236,463              30,377,358
                                                                       ------------------      ------------------
Deferred Credits:
  Deferred income taxes                                                         4,928,200               5,802,417
  Deferred investment tax credits                                                 283,924                 300,544
                                                                       ------------------      ------------------
       Total deferred credits                                                   5,212,124               6,102,961
                                                                       ------------------      ------------------
Stockholders' Equity:
  Common stock, $5  par value; authorized,
     10,000,000 shares; issued and outstanding
     1,982,389 and 1,960,418 shares, respectively                               9,911,945               9,802,090
  Preferred stock, no par, authorized, 5,000,000
     shares; 0 shares issued and outstanding in
     both 2003 and 2002                                                                 -                       -
  Capital in excess of par value                                               11,673,715              11,374,173
  Retained earnings                                                            14,309,604              10,758,491
  Accumulated comprehensive income (loss)                                        (150,729)                134,243
                                                                       ------------------      ------------------
       Total stockholders' equity                                              35,744,535              32,068,997
                                                                       ------------------      ------------------

Total Liabilities and Stockholders' Equity                            $        94,252,379     $        92,401,455
                                                                       ==================      ==================




RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
---------------------------------------------------------------------------------------------------------------------------

UNAUDITED
                                                             Three Months Ended                   Six Months Ended
                                                                  March 31,                           March 31,
                                                           2003              2002              2003              2002
                                                   ------------------   ---------------   ---------------   ---------------
Operating Revenues:
  Gas utilities                                      $     30,192,554  $     23,565,404  $     51,285,821  $     40,147,818
  Propane operations                                        7,502,674         4,946,231        11,952,450         7,866,939
  Energy marketing                                          3,288,209         3,105,813         6,004,771         6,230,851
  Other                                                       239,133           126,933           435,655           353,380
                                                   ------------------   ---------------   ---------------   ---------------
     Total operating revenues                              41,222,570        31,744,381        69,678,697        54,598,988
                                                   ------------------   ---------------   ---------------   ---------------

Cost of Sales:
  Gas utilities                                            22,562,747        16,765,229        37,494,240        27,939,767
  Propane operations                                        3,594,521         2,562,987         5,699,044         3,992,765
  Energy marketing                                          3,216,684         2,978,367         5,860,315         6,038,691
  Other                                                       137,646            50,372           248,329           186,428
                                                   ------------------   ---------------   ---------------   ---------------
     Total cost of sales                                   29,511,598        22,356,955        49,301,928        38,157,651
                                                   ------------------   ---------------   ---------------   ---------------

Operating Margin                                           11,710,972         9,387,426        20,376,769        16,441,337
                                                   ------------------   ---------------   ---------------   ---------------

Other Operating Expenses:
  Operations                                                3,756,994         2,775,507         7,167,896         5,793,936
  Maintenance                                                 408,581           320,569           769,487           683,461
  General taxes                                               497,746           442,920           956,822           842,521
  Depreciation and amortization                             1,316,132         1,313,368         2,651,661         2,626,739
                                                   ------------------   ---------------   ---------------   ---------------
     Total other operating expenses                         5,979,453         4,852,364        11,545,866         9,946,657
                                                   ------------------   ---------------   ---------------   ---------------

Operating Income                                            5,731,519         4,535,062         8,830,903         6,494,680

Other Expenses, net                                            68,742            21,060           108,051            52,345

Interest Expense                                              551,284           511,953         1,105,860         1,075,471
                                                   ------------------   ---------------   ---------------   ---------------

Income Before Income Taxes                                  5,111,493         4,002,049         7,616,992         5,366,864

Income Tax Expense                                          1,970,540         1,531,603         2,937,902         2,055,643
                                                   ------------------   ---------------   ---------------   ---------------

Net Income                                           $      3,140,953  $      2,470,446  $      4,679,090  $      3,311,221
                                                   ==================   ===============   ===============   ===============

Basic and Diluted Earnings Per Common Share          $           1.59  $           1.28  $           2.37  $           1.72
                                                   ==================   ===============   ===============   ===============


See notes to condensed consolidated financial statements.
---------------------------------------------------------------------------------------------------------------------------



RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
---------------------------------------------------------------------------------------------------------------------------

UNAUDITED
                                                             Three Months Ended                   Six Months Ended
                                                                  March 31,                           March 31,
                                                           2003              2002              2003              2002
                                                   ------------------   ---------------   ---------------   ---------------
Net Income                                           $     3,140,953   $     2,470,446  $      4,679,090   $      3,311,221

  Reclassification of loss (income) transferred to
  net income                                                (190,640)           67,308          (264,412)           111,154

  Unrealized gain (loss) on derivative financial
  instruments                                                 62,478           145,705           (20,560)            70,562
                                                   ------------------   ---------------   ---------------   ---------------

Other comprehensive income (loss), net of tax               (128,162)          213,013          (284,972)           181,716
                                                   ------------------   ---------------   ---------------   ---------------

Comprehensive Income                                 $     3,012,791   $     2,683,459  $      4,394,118   $      3,492,937
                                                   ==================   ===============   ===============   ===============



RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH AND SIX-MONTH
PERIODS ENDED MARCH 31, 2003 AND 2002
-----------------------------------------------------------------------------------------------------------------------------

UNAUDITED
                                                                  Three Months Ended                 Six Months Ended
                                                                      March 31,                          March 31,
                                                                2003             2002              2003             2002
                                                        -----------------   --------------    --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $    3,140,953  $     2,470,446   $     4,679,090  $     3,311,221
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                                1,372,122        1,349,389         2,763,638        2,699,683
   Impairment loss
   Gain on disposal of property                                   (29,494)          (1,022)          (32,961)          (2,635)
   Loss on sale of other assets                                                                            -                -
   Deferred taxes and investment tax credits                   (1,104,982)         (22,705)         (754,746)        (543,320)
   Changes in assets and liabilities which provided
     cash, exclusive of changes and noncash
     transactions shown separately                             10,782,038        8,169,288         3,154,686        9,102,545
                                                        -----------------   --------------    --------------   --------------
       Net cash provided by operating activities               14,160,637       11,965,396         9,809,707       14,567,494
                                                        -----------------   --------------    --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to utility plant and nonutility property             (2,279,777)      (1,766,946)       (4,171,626)      (4,387,991)
Cost of removal of utility plant, net                             (11,469)          (7,703)          (10,054)         (24,048)
Proceeds from disposal of equipment                               302,241           11,162           313,102           28,888
Proceeds from sale of other assets                                      -                -                 -                -
                                                        -----------------   --------------    --------------   --------------
       Net cash used in investing activities                   (1,989,005)      (1,763,487)       (3,868,578)      (4,383,151)
                                                        -----------------   --------------    --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                -                -         8,000,000                -
Retirement of long-term debt and capital leases                   (32,463)         (56,945)          (64,793)        (763,767)
Net (repayments) under lines of credit                        (11,561,000)     (10,865,000)      (12,957,000)      (9,384,000)
Cash dividends paid                                              (562,438)        (548,376)       (1,121,508)      (1,084,761)
Proceeds from issuance of stock                                   194,327          238,741           409,397          389,067
Capital stock expense                                                   -                -                 -                -
                                                        -----------------   --------------    --------------   --------------
       Net cash (used in) financing activities                (11,961,574)     (11,231,580)       (5,733,904)     (10,843,461)
                                                        -----------------   --------------    --------------   --------------

NET INCREASE (DECREASE) IN CASH  AND CASH
   EQUIVALENTS                                                    210,058       (1,029,671)          207,225         (659,118)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                            285,197        1,256,231           288,030          885,678
                                                        -----------------   --------------    --------------   --------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                           $      495,255  $       226,560   $       495,255  $       226,560
                                                        =================   ==============    ==============   ==============


SUPPLEMENTAL INFORMATION:
Interest paid                                              $      195,793  $       180,131   $     1,118,733  $     1,128,975
Income taxes paid (refunded), net                          $      575,000  $       371,551   $      (250,067) $       369,119


See notes to condensed consolidated financial statements.
-----------------------------------------------------------------------------------------------------------------------------

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly RGC Resources, Inc.'s financial position as of March 31, 2003 and the results of its operations and its cash flows for the three months and six months ended March 31, 2003 and 2002. Because of seasonal and other factors, the results of operations for the six months ended March 31, 2003 are not indicative of the results to be expected for the fiscal year ending September 30, 2003.

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

4. On January 27, 2003, a break occurred on a natural gas main located in the Company's Bluefield, WV service territory due to a ground shift attributable to much colder than normal temperatures. As a result of the leak and its subsequent repair, service to approximately 4,300 customers was interrupted for periods ranging from several hours to 4 days. The Company was able to restore service due to assistance provided from by five other natural gas distribution companies. Over 75 service technicians worked extended shifts around the clock. Although not all of the charges have been received for the technician assistance, the Company has provided for a total of $280,000 related to the repair of the gas line and the reestablishing of service to its customers.

     The Company has received authorization from the staff of the West Virginia Public Service Commission (PSC) to defer the costs associated with the West Virginia portion of the outage as a regulatory asset and apply for the recovery of these costs through future rate filings. The Company has applied Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in recording a regulatory asset in the amount of $219,127. The Company currently has a rate filing pending and anticipates placing new billing rates into effect beginning in December 2003 to recover these costs over future periods. However, there is no guarantee that the final rate order received from the PSC will allow full or partial recovery of these costs.

     The costs attributable to the Virginia portion of the gas outage were expensed during the quarter. Due to the dollar amount, the Company elected not to file for special rate relief on these costs. The total expense allocated to the Virginia operations was $60,873.

5. Effective April 1, 2003, the Company and Wachovia Bank agreed to extend the current terms of the Company's line of credit agreements to allow sufficient time to complete the paperwork for the renewals. On April 21, 2003, the Company completed its renewals of the line of credit agreements with Wachovia Bank. The new agreements maintained the same variable interest rates based upon 30 day LIBOR; however, the Company agreed to establish a three-tier level for borrowing limits. Due to the seasonal borrowing demands of the Company, the variation in the level of borrowing differs throughout the year. Generally, the Company's borrowing needs are at their lowest in Spring, increase during the Summer and Fall due to gas prepayments and construction and reach their maximum levels in Winter. The three-tier approach will keep the Company's borrowing costs to a minimum by improving the level of utilization on

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------


     its line of credit agreements. Effective with the date of renewals, the Company's total available lines of credit will range from $10,500,000 to $28,000,000. The line of credit agreements will expire on March 31, 2004, unless extended.

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

     The Company had entered into futures and swaps for the purpose of hedging the price of propane in order to provide price stability during the winter months. The Company's hedging activities are in accordance with established risk management policies. The hedges qualify as cash flow hedges; therefore, changes in the fair value are reported in Other Comprehensive Income. No portion of the hedges were ineffective during the three months and six months ended March 31, 2003 and 2002.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------


     A summary of the derivative and financial instrument activity is provided below:



          THREE MONTHS ENDED MARCH 31, 2003                           Propane        Interest Rate     Natural Gas
                                                                    Derivatives          Swap          Derivative        Total
                                                                -----------------   ---------------   -------------   ------------

          Unrealized gains/(losses) on derivatives               $        169,835  $        (66,420) $            -  $     103,415
          Income tax (expense)/benefit                                    (66,150)           25,213               -        (40,937)
                                                                -----------------   ---------------   -------------   ------------

          Net unrealized gains/(losses)                                   103,685           (41,207)              -         62,478


          Transfer of realized losses/(gains) to income                  (349,385)           36,525               -       (312,860)
          Income tax benefit/expense                                      136,085           (13,865)              -        122,220
                                                                -----------------   ---------------   -------------   ------------

          Net transfer of realized losses/(gains) to income              (213,300)           22,660               -       (190,640)

          Net other comprehensive income/(loss)                  $       (109,615) $        (18,547) $            -  $    (128,162)


          THREE MONTHS ENDED MARCH 31, 2002                           Propane        Interest Rate     Natural Gas
                                                                    Derivatives          Swap          Derivative        Total
                                                                -----------------   ---------------   -------------   ------------


          Unrealized gains/(losses) on derivatives               $        238,665 $               - $             -  $     238,665
          Income tax (expense)/benefit                                    (92,960)                -               -        (92,960)
                                                                -----------------   ---------------   -------------   ------------

          Net unrealized gains/(losses)                                   145,705                 -               -        145,705


          Transfer of realized losses/(gains) to income                   110,250                 -               -        110,250
          Income tax benefit/expense                                      (42,942)                -               -        (42,942)
                                                                -----------------   ---------------   -------------   ------------

          Net transfer of realized losses/(gains) to income                67,308                 -               -         67,308

          Net other comprehensive income/(loss)                  $        213,013 $               - $             -  $     213,013














          SIX MONTHS ENDED MARCH 31, 2003                             Propane        Interest Rate     Natural Gas
                                                                    Derivatives          Swap          Derivative        Total
                                                                -----------------   ---------------   -------------   ------------


          Unrealized gains/(losses) on derivatives               $        250,334 $       (279,480) $             -  $    (29,146)
          Income tax (expense)/benefit                                    (97,505)         106,091                -         8,586
                                                                -----------------   ---------------   -------------   ------------

          Net unrealized gains/(losses)                                   152,829         (173,389)               -       (20,560)


          Transfer of realized losses/(gains) to income                  (470,225)          36,525                -      (433,700)
          Income tax benefit/expense                                      183,153          (13,865)               -       169,288
                                                                -----------------   ---------------   -------------   ------------

          Net transfer of realized losses/(gains) to income              (287,072)          22,660                -      (264,412)

          Net other comprehensive income/(loss)                  $       (134,243) $      (150,729) $             -  $   (284,972)


          Unrealized gain on marked to market transactions                      -  $      (242,955)               -  $   (242,955)

          Accumulated comprehensive income/(loss)                               -  $      (150,729)               -  $   (150,729)


          SIX MONTHS ENDED MARCH 31, 2002                             Propane        Interest Rate     Natural Gas
                                                                    Derivatives          Swap          Derivative        Total
                                                                -----------------   ---------------   -------------   ------------


          Unrealized gains/(losses) on derivatives               $        115,580 $               - $             -  $     115,580
          Income tax (expense)/benefit                                    (45,018)                -               -        (45,018)
                                                                -----------------   ---------------   -------------   ------------

          Net unrealized gains/(losses)                                    70,562                 -               -         70,562


          Transfer of realized losses/(gains) to income                   182,070                 -               -        182,070
          Income tax benefit/expense                                      (70,916)                -               -        (70,916)
                                                                -----------------   ---------------   -------------   ------------

          Net transfer of realized losses/(gains) to income               111,154                 -               -        111,154

          Net other comprehensive income/(loss)                  $        181,716 $               - $             -  $     181,716


          Unrealized gain on marked to market transactions       $        175,039                 - $     1,348,125  $   1,523,164

          Accumulated comprehensive income/(loss)                $        106,861                 -               -  $     106,861


RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------


7. Basic earnings per common share are based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding for the three-month and six-month periods ended March 31, 2003 were 1,978,541 and 1,973,028 compared to 1,929,088 and 1,924,336 for the same periods last year. The weighted average number of shares outstanding assuming dilution were 1,981,605 and 1,974,852 for the three-month and six-month periods ended March 31, 2003 compared to 1,932,979 and 1,928,376 for the same periods last year. The difference between the weighted average number of shares for the calculation of basic and diluted earnings per share relates to the dilutive effect associated with the assumed issuance of stock options as calculated using the Treasury Stock method.

8. RGC Resources, Inc.'s reportable segments are included in the following table. The segments are comprised of natural gas, propane, energy marketing and other. The other segment is composed of the heating and air conditioning business, mapping services, information system services and certain corporate eliminations.


                                                                                 Energy
                                           Natural Gas         Propane          Marketing         Other           Total
                                         -------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED MARCH 31, 2003

          Operating revenues                   30,192,554       7,502,674       3,288,209        239,133       41,222,570
          Operating margin                      7,629,807       3,908,153          71,525        101,487       11,710,972
          Income before income taxes            2,771,784       2,184,209          58,608         96,892        5,111,493


FOR THE THREE MONTHS ENDED MARCH 31, 2002

          Operating revenues                   23,565,404       4,946,231       3,105,813        126,933       31,744,381
          Operating margin                      6,800,175       2,383,244         127,446         76,561        9,387,426
          Income before income taxes            2,696,160         899,897         118,847        (29,821)       3,685,083

                                                                                 Energy
                                           Natural Gas         Propane          Marketing         Other           Total
                                         -------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED MARCH 31, 2003

          Operating revenues                   51,285,821      11,952,450       6,004,771        435,655       69,678,697
          Operating margin                     13,791,581       6,253,406         144,456        187,326       20,376,769
          Income before income taxes            4,354,298       2,959,491         121,641        181,562        7,616,992


As of March 31, 2003:

          Total assets                         75,780,895      15,916,118       2,012,405        542,961       94,252,379


FOR THE SIX MONTHS ENDED MARCH 31, 2002

          Operating revenues                   40,147,818       7,866,939       6,230,851        353,380       54,598,988
          Operating margin                     12,208,051       3,874,174         192,160        166,952       16,441,337
          Income before income taxes            4,322,896         970,512         175,731       (102,275)       5,366,864


As of March 31, 2002:

          Total assets                         69,657,627      14,474,728       1,610,705        996,880       86,739,940


RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------


9. The Company has a Key Employee Stock Option Plan (the "Plan"), which is intended to provide the Company's executive officers with long-term (ten-year) incentives and rewards tied to the price of the Company's common stock. The Company applies the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for this Plan. No stock-based employee compensation expense is reflected in net income as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to the options granted under the Plan.


                                                            3 Months Ended                        6 Months Ended
                                                               March 31                              March 31
                                                   ---------------------------------     --------------------------------
                                                        2003               2002               2003               2002
                                                   ---------------    --------------     ---------------    ---------------
Net income, as reported                          $      3,140,953   $      2,470,446    $     4,679,090   $      3,311,221

Deduct: Total stock-based employee
         compensation expense determined
         under fair value method for all awards,
         net of tax                                       (15,221)           (17,481)           (15,221)           (17,481)
                                                  ---------------    ---------------     --------------    ---------------
Pro forma net income                             $      3,125,732   $      2,452,965    $     4,663,869   $      3,293,740
                                                   ==============     ==============     ==============     ==============

Earnings per share:
              Basic and diluted - as reported    $           1.59   $          1.28    $           2.37   $           1.72
                                                  ===============    ==============     ===============    ===============
              Basic and diluted - pro forma      $           1.58   $          1.27    $           2.36   $           1.71
                                                  ===============    ==============     ===============    ===============
              Diluted - as reported              $           1.59   $          1.28    $           2.37   $           1.72
                                                  ===============    ==============     ===============    ===============
              Diluted - pro forma                $           1.58   $          1.27    $           2.36   $           1.71
                                                  ===============    ==============     ===============    ===============

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

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------
UNAUDITED
---------


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

11. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on October 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life. Instead, goodwill balances will be subject to an annual fair-value-based impairment assessment. The Company completed its evaluation of the new standard and determined that no impairment existed as of the date of adoption. The following table reflects the impact of removing the goodwill amortization on prior year net income.


                                                   Three Months Ended                Six Months Ended
                                                        March 31                          March 31

                                           2003           2002              2003            2002
                                    ---------------   -------------     ------------    ------------
Net Income                           $    3,140,953 $     2,470,446   $    4,679,090   $   3,311,221
Add: Goodwill amortization,
       net of tax                                 0           2,763                0           5,525
                                    ---------------   -------------     ------------    ------------
Adjusted Net Income                  $    3,140,953 $     2,473,209   $    4,679,090   $   3,316,746
                                    ===============   =============     ============    ============

Basic and diluted earnings           $         1.59 $          1.28   $         2.37   $        1.72
     per share
Goodwill amortization                             0               0                0               0
                                    ---------------   -------------     ------------    ------------

Adjusted basic and diluted earnings
     per share                       $         1.59 $          1.28   $         2.37   $        1.72
                                    ===============   =============     ============    ============

     The Company also adopted SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, on October 1, 2002. SFAS No. 143 requires the reporting at fair value of a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction or development. Management has determined that the Company has no material legal obligations for the retirement of its assets. However, the Company provides a provision, as part of its depreciation expense, for the ultimate cost of asset retirements and removal. Removal costs are not a legal obligation as defined by SFAS No. 143 but rather the result of cost-based regulation and therefore accounted for under the provisions of SFAS No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION. The accumulated depreciation amount reflected on the Company's Balance Sheet at March 31, 2003 contains approximately $5 million of accumulated provisions for retirement costs.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

GENERAL

RGC Resources, Inc. is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 59,200 residential, commercial and industrial customers in Roanoke, Virginia and Bluefield, Virginia and West Virginia and the surrounding areas through its Roanoke Gas Company and Bluefield Gas Company subsidiaries. Natural gas service is provided at rates and for the terms and conditions set forth by the State Corporation Commission in Virginia and the Public Service Commission in West Virginia.

RGC Resources, Inc. also provides unregulated energy products through Diversified Energy Company, which operates as Highland Propane Company and Highland Energy Company. Highland Propane sells and distributes propane to approximately 18,800 customers in western Virginia and southern West Virginia. Highland Energy brokers natural gas to several industrial transportation customers of Roanoke Gas Company and Bluefield Gas Company. Propane sales have become a more significant portion of the consolidated operation with an annual growth rate that far exceeds the growth in natural gas customers.

RGC Resources, Inc. also provides information system services to software providers in the utility industry through RGC Ventures, Inc. of Virginia, which operates as Application Resources.

Management views warm winter weather, energy conservation due to high prices and competition from alternative fuels each as a factor that could have a significant impact on the Company's earnings.

For the quarter ended March 31, 2003, colder weather and rising energy prices significantly increased revenues over the same period last year. The Company's propane business contributed a substantial portion of the increase in net income.


RESULTS OF OPERATIONS

Consolidated net income for the three-month period and six-month period ended March 31, 2003 were $3,140,953 and $4,679,090, respectively, compared to $2,470,446 and $3,311,221 for the same period last year.

Total operating revenues for the three months ended March 31, 2003 increased by nearly 30 percent compared to the same period last year due to increasing gas costs and higher sales volumes attributable to colder weather. The total number of heating-degree days (an industry measure by which the average daily temperature falls below 65 degrees Fahrenheit) increased by more than 19 percent over the same period last year and by nearly 4 percent above the 30 year normal. Total regulated natural gas deliveries increased by nearly 15 percent with non-transporting volumes reflecting a 19 percent increase in dekatherms sold. Propane gallons delivered rose by 22 percent. Energy marketing volumes declined by nearly 8 percent due in part to the economy and to certain transporting customers opting to purchase their gas supply directly from the Company's regulated natural gas operations. Other revenues increased by 88 percent due to the sale of nearly 400 propane tanks to propane customers. The sale of tanks resulted from the Company's efforts to improve profitability on its under performing accounts by implementing additional tank rent or selling the propane tank to the customer. This process has resulted in the loss of some customers; however, as these customers were not profitable, their departure should not have a negative impact on the overall performance of the propane operations. For the affected customers that remain customers, management expects profitability to improve.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Total operating margin increased by $2,323,546, or 25 percent, for the quarter ended March 31, 2003 over the same period last year. Regulated natural gas margins increased by $829,632, or 12 percent, on a total delivered volume (tariff and transporting) increase of 626,911 dekatherms, or 15 percent, due to the effect of colder weather and the implementation of increased billing rates in December 2002. The regulated natural gas margins are composed of two components: volumetric sales and base charge. The increase in volumetric margin was nearly 14 percent, which correlates with the 15 percent increase in volumes. The base charge, which is a flat monthly fee billed to each natural gas customer, increased by 8 percent due to the implementation of increased base charge rates placed into effect in December 2002 and to customer growth. Propane margins increased by $1,524,909, or 64 percent, on a 863,091, or 22 percent, gallon increase in deliveries over the same period last year. The increase in propane margin derived from four factors. The first factor pertains to increased sales volume due to colder weather. Second, the colder weather served to increase the average margin realized per gallon of propane as the sales mix skewed more to the higher margin residential volumes that rely on propane for heating versus the lower margin commercial and production loads that are not as sensitive to the weather. Third, the Company realized the benefits of financial propane price hedges during the quarter. For the three month period ended March 31, 2003, the Company received $349,385 in proceeds from propane derivative swap arrangements compared to a net payout of $110,250 on similar derivative instruments during the same period last year. And fourth, the Company benefited significantly from fixed price contracts on purchased propane that mitigated the effect of rising wholesale propane prices. Management considers the improvement in margin attributable to the derivative instruments and fixed price contracts to be one-time events that are unlikely to be replicated in the near future. The energy marketing division margin decreased by $55,921, or nearly 44 percent, as total sales volume declined by 51,403 dekatherms, or 9 percent. The prior year margin included a one-time gain of $78,600 related to the sale of a fixed price purchase contract of 120,000 dekatherms of gas. Other margins increased by $24,916, or 33 percent, due to the sale of propane tanks as discussed above.

The table below reflects volume activity and heating degree-days.


                                           Quarter          Quarter
                                            Ended            Ended          Increase/
Delivered Volumes                          3/31/03          3/31/02         (Decrease)       Percentage
                                       ---------------   --------------   --------------   ---------------
Regulated Natural Gas (DTH)
  Tariff Sales                               4,168,623        3,515,430          653,193               19%
  Transportation                               741,115          767,397          (26,282)              -3%
                                       ---------------   --------------   --------------
  Total                                      4,909,738        4,282,827          626,911               15%

Propane (Gallons)                            4,734,066        3,870,975          863,091               22%
Highland Energy (DTH)                          534,738          586,141          (51,403)              -9%

Heating Degree Days                              2,260            1,894              366               19%
 (Unofficial)

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Operations expenses increased by $981,487, or 35 percent, for the three-month period ended March 31, 2003 compared to the same period last year. The increase related to increases in bad debt expense, employee benefit costs, corporate insurance and higher operating costs as a result of the colder weather. Bad debt expense increased by $152,980, or 56 percent, as total revenues increased by 30 percent. The rate of increase in bad debt expense is attributable to the combined effect of colder weather and higher energy prices potentially causing more customers to become unable to pay their gas bill. As a result, management expects bad debt expense to be higher than last year's level for the remainder of the year. Furthermore, in March 2002, the Company established a regulatory asset in the amount of $316,966 that provided for the deferral of a portion of incurred bad debt expense. The Company applied Statement of Financial Accounting Standards No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION, in recording the regulatory asset. Beginning December 2002, the Company began amortizing the regulatory asset in conjunction with the implementation of new rates approved by the State Corporation Commission of Virginia, which included a provision for recovery of the amortized expense. Total amortization of the regulatory asset amounted to $26,413 during the current quarter. The Company also experienced increases of $170,864 in employee benefit costs. Health insurance claims activity has been above normal and prior year levels. In addition, both the defined benefit pension plan and post-retirement medical plan provided by the Company have experienced higher level of expense due to the actuarial impact of reductions in interest rates and performance of plan assets during the recent stock market decline. Much of the remaining increase in operations expenses related to higher labor and other costs associated with system operations during the colder weather. Maintenance expenses increased by $88,012, or 27 percent, as the Company began focusing on repairing pipeline leaks and performing general facility maintenance during the warmer weather in March. General taxes increased $54,826, or 12 percent, for the three-month period ended March 31, 2003 compared to the same period last year primarily due to increased business and occupation (B&O) taxes, a revenue sensitive tax, related to the West Virginia natural gas operations, higher payroll taxes related to increases in operations and maintenance labor and increased property taxes associated with increases in the taxable property.

Interest charges increased by $39,331, or nearly 8 percent, as the Company's average total debt position during the current quarter increased by more than 7 percent over the same period last year. The increase in average total debt for the quarter was attributable to capital expenditures and the funding of higher accounts receivable balances related to the colder weather and higher energy prices. The overall average interest rate on total debt increased from 5.489 percent to 5.524 percent even though the Company's average short-term rates fell by 34 basis points. The increase in average rate relates to the $8,000,000 intermediate term note issued in November 2002 to refinance a portion of the line-of-credit balance resulting in an increase in the average interest rate over the corresponding rate under the line-of-credit.

Income tax expense increased by $438,937, or 29 percent, as pre-tax income increased by 28 percent.

For the six-month period ended March 31, 2003, total operating margin increased $3,935,432, or 24 percent, over the same period last year. Regulated natural gas margin increased $1,583,530, or 13 percent, as total natural gas deliveries rose by 1,250,032 DTH, or 17 percent, over the same period last year, on weather that had 26 percent more heating degree days. The components of the regulated natural gas margin, base charge and volumetric margin, increased by 4 percent and 17 percent, respectively. The increase in base charge was primarily attributed to the increased base charge rates placed into effect in December 2002, and the increase in volumetric margin relates to the increase in volumes delivered due to the colder weather. Propane margins increased $2,379,232, or 61 percent, as total gallons delivered grew by 31 percent. As discussed above, several factors contributed to the increase in propane margins. Colder weather generated the increase in gallons delivered and provided for higher unit margins due to the impact that weather had on the sales mix between heating (higher margin) and production (lower margin.) The remainder of the increase is attributed to the benefits realized on propane derivative contracts

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

and fixed price contracts. The propane derivative contracts contributed $470,225 in additional margin during the current period as compared to a $182,070 reduction in the prior period margin due to realized losses under derivative contracts. Management considers the improvement in margin attributable to the derivative instruments and fixed price contracts to be one-time events that are unlikely to be replicated in the near future. Energy marketing margins declined $47,704, or 25 percent, on an 8 percent reduction in volumes as prior year results reflect the one-time benefit from the sale of fixed price purchase contract for $78,600. Other margins increased by $20,374, or 12 percent, due to the gains associated with the sale of propane tanks.

The table below reflects volume activity and heating degree-days.


                                            Y-T-D              Y-T-D          Increase/
Delivered Volumes                          3/31/03            3/31/02         (Decrease)        Percentage
                                       ----------------   ---------------   --------------    --------------
Regulated Natural Gas (DTH)
  Tariff Sales                                7,129,555         5,870,535        1,259,020               21%
  Transportation                              1,493,522         1,502,510           (8,988)              -1%
                                       ----------------   ---------------   --------------
  Total                                       8,623,077         7,373,045        1,250,032               17%

Propane (Gallons)                             8,083,552         6,183,265        1,900,287               31%
Highland Energy (DTH)                         1,118,603         1,221,323         (102,720)              -8%


Heating Degree Days                               3,934             3,124              810               26%
 (Unofficial)

Other operations expenses increased by $1,373,960 or 24 percent for the six-month period ended March 31, 2003 compared to the same period last year. Most of the increase is associated with bad debt expense, employee benefit costs and labor costs. Accrued bad debt expense increased $169,756, or 38 percent, due to the 30 percent increase in total revenues. As discussed above, the prior year results reflect an expense reduction of $316,966 related to the deferral of incurred bad debt expense. Employee benefit costs increased $438,867 primarily due to much higher claims experience under the Company's medical plan and, to a lesser extent, higher pension and post-retirement medical expenses attributable to changes in actuarial assumptions and performance of plan assets. Labor costs associated with operations increased $199,387 due to the increased demands that colder weather places on operation of the natural gas system and increased levels of propane delivery. Maintenance expense increased $86,026, or 13 percent, as the warm weather in the month of March provided the Company with the opportunity to focus on repairing system leaks on the natural gas pipeline and conduct facility maintenance.

General taxes increased $114,301, or 14 percent, for the six-month period ended March 31, 2003 compared to the same period last year as a result higher West Virginia B&O taxes, greater payroll taxes and increased level of property taxes. Depreciation increased $24,922, or 1 percent, on increased investment in utility property partially offset by reduced levels of capital spending in propane operations.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Interest charges increased by $30,389, or 3 percent, as a result of an increase of more than 5 percent in the average borrowing levels during the period. The average overall interest rate declined from 5.380 percent to 5.294 percent from the same period last year due to reductions in the interest rates under the Company's line-of-credit agreements. Income tax expense increased $882,259, or 43 percent, due to a 42 percent increase in pretax income.

The three-month and six-month earnings presented herein should not be considered as reflective of the Company's consolidated financial results for the fiscal year ending September 30, 2003. The total revenues and margins during the first six months reflect higher billings due to the weather sensitive nature of the gas business. Due to the seasonal nature of the Company's energy business, the final two quarters of the fiscal year tend to generate losses. Any improvement or decline in earnings depends primarily on weather in the months of April and May and the level of operating and maintenance costs during the remaining months.


GAS LINE BREAK

On January 27, 2003, a break occurred on a natural gas main located in the Company's Bluefield, WV service territory due to a ground shift attributed to much colder than normal temperatures. As a result of the leak and its subsequent repair, service to approximately 4,300 customers was interrupted for periods ranging from several hours to 4 days. The Company was able to restore service due to assistance provided by five other natural gas distribution companies. Over 75 service technicians worked extended shifts around the clock. Although not all of the charges have been received for the technician assistance, the Company has provided for a total of $280,000 related to the repair of the gas line and the reestablishing of service to its customers.

The Company has received authorization from the staff of the West Virginia Public Service Commission (PSC) to defer the costs associated with the West Virginia portion of the outage as a regulatory asset and apply for recovery of these costs through future rate filings. The Company has applied Statement of Financial Accounting Standards No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION, in recording a regulatory asset in the amount of $219,127. The Company currently has a rate filing pending and anticipates placing new billing rates into effect beginning in December 2003 to recover these costs over future periods. However, there is no guarantee that the final rate order received from PSC will allow full or partial recovery of these costs.

The costs attributable to the Virginia portion of the gas outage were expensed during the quarter. Due to the dollar amount, the Company elected not to file for special rate relief on these costs. The total expense allocated to the Virginia operations was $60,873.


CRITICAL ACCOUNTING POLICIES

The consolidated financial statements of RGC Resources, Inc. are prepared in accordance with accounting principles generally accepted in the United States of America. The amounts of assets, liabilities, revenues and expenses reported in the Company's financial statements are affected by estimates and judgments that are necessary to comply with generally accepted accounting principles. Estimates used in the financial statements are derived from prior experience, statistical analysis and professional judgments. Actual results could differ from the estimates, which would affect the related amounts reported in the Company's financial statements. Although, estimates and judgments are applied in arriving at many of the reported amounts in the financial statements including provisions for employee medical insurance, projected useful lives of capital assets and goodwill valuation, the following items may involve a greater degree of judgment.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Revenue recognition - The Company bills natural gas customers on a monthly cycle basis; however, the billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for natural gas delivered to customers not yet billed during the accounting period. Determination of unbilled revenue relies on the use of estimates, current and historical data.

Bad debt reserves - The Company evaluates the collectibility of its accounts receivable balances based upon a variety of factors including loss history, level of delinquent account balances and general economic climate.

Retirement plans - The Company offers a defined benefit pension plan and a post-retirement medical plan to eligible employees. The expenses and liabilities associated with these plans are determined through actuarial means requiring the estimation of certain assumptions and factors. In regard to the pension plan, these factors include assumptions regarding discount rate, expected long-term rate of return on plan assets, compensation increases and life expectancies among others. Similarly, the post-retirement medical plan also requires the estimation of many of the same factors as the pension plan in addition to assumptions regarding rate of medical inflation and medicare availability. Actual results may differ materially from the results expected from the actuarial assumptions due to changing economic conditions, volitility in interest rates and changes in life expectancy to name a few. Such differences may result in a material impact on the amount of expense recorded in future periods or the value of the obligations on the balance sheet.

Derivatives - As discussed in the "Item 3 - Qualitative and Quantitative Disclosures about Market Risk" section below, the Company hedges certain risks incurred in the normal operation of business through the use of derivative instruments. The Company applies the requirements of Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet at fair value. In most instances, fair value is based upon quoted futures prices for the commodities of propane and natural gas. Changes in the commodity and futures markets will impact the estimates of fair value in the future. Furthermore, the actual market value at the point of realization of the derivative may be significantly different from the futures value used in determining fair value in prior financial statements.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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


ENERGY COSTS

The wholesale cost of energy has risen significantly over the past year. Based upon the average NYMEX (New York Mercantile Exchange - an industry standard for measuring gas prices) contract settlements during the quarter ended March 31, 2003, natural gas prices surged to nearly three times last year's spot market prices. Energy analysts cite decreasing exploration and production caused by previously low prices and warm weather in the prior year as a primary reason for the surge in prices. Furthermore, natural gas and propane storage volumes are below the normal levels for this time of year due to the cold winter over much of the United States. The Energy Information Administration, a government agency, projects natural gas and propane prices will continue to remain at a higher level.

To lessen the impact of price volatility, Roanoke Gas Company, Bluefield Gas Company and Highland Propane Company use a variety of hedging mechanisms. Summer storage injections, financial instruments and fixed price contacts were utilized during the current period and provided the Company with much lower fuel costs than would have been incurred through spot market purchases alone.

Natural gas costs are fully recoverable under the present regulatory Purchased Gas Adjustment (PGA) mechanisms, and increases and decreases in the cost of gas are passed through to the Company's customers. The unregulated propane and energy marketing operations are able to more rapidly adjust pricing structures to compensate for increasing costs. However, due to the competitive nature of these unregulated markets, there can be no assurance that the Company can adjust its pricing to sufficiently recover cost increases without negatively affecting sales and competitive position.

Although rising energy prices are recoverable through the PGA mechanism for the regulated operations, high energy prices may have a negative impact on earnings through increases in bad debt expense and higher interest costs because the delay in recovering higher gas costs requires borrowing to temporarily fund receivables from customers, LNG (liquefied natural gas) and prepaid gas service levels. As discussed below, the implementation of a new rate structure will provide the Company a level of protection against the impact that rising energy prices may have on bad debts and carrying costs on LNG storage and prepaid gas service by allowing for immediate recovery of these costs. However, the new rate structure will not protect the Company from increased rate of bad debts or increases in interest rates.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

REGULATORY AFFAIRS

Bluefield Gas Company has filed an application requesting a general rate increase with the West Virginia Public Service Commission (PSC). The application reflects an additional revenue requirement of $318,000 primarily for increased operating expenses including employee benefits, corporate property and liability insurances and recovery of costs associated with the recent gas main break. The PSC staff is currently performing an on-site audit. Roanoke Gas Company intends to file an application for a rate increase with the State Corporation Commission of Virginia in the Company's fourth quarter.

In late December 2002, the Virginia State Corporation Commission approved a joint stipulation filed by all parties associated with the Roanoke Gas Company rate case. This final order approved a weather normalization adjustment mechanism, to begin next winter, which will help stabilize the Company's earnings from significant variations in weather. The weather normalization adjustment mechanism would not have impacted the current year's financial results as the mechanism is only triggered when weather is outside the band of 6 percent warmer or colder than the 30 year normal. For the six-month period ended March 31, 2003, the weather was approximately 4.5 percent colder than the 30 year normal. The order also provided for a change in the definition of gas cost to include the gas cost component of bad debts and the carrying cost of prepaid gas service and LNG storage. These provisions, which went into effect on April 1, 2003, will reduce the earnings impact of rising gas costs on bad debts, prepaid gas service and LNG storage.

As discussed above, the Company has received authorization from the staff of the West Virginia Public Service Commission to defer costs associated with the West Virginia portion of the gas outage as a regulatory asset and apply for recovery of these costs in future rate filings. A total of $219,127 in expenses have been deferred as a result on this notification.


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

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary capital needs are for the funding of its continuing construction program and the seasonal funding of its accounts receivable, gas prepayment requirements and LNG storage under the asset management contract. The Company's construction program is comprised of a combination of replacing old bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of natural gas and propane service to new customers. Total capital expenditures were $2,279,777 and $4,171,626 for the three-month and six-month periods ended March 31, 2003, respectively, compared to $1,766,946 and $4,387,991 for the same periods last year.

The Company also funds seasonal levels of gas prepayments, LNG storage and accounts receivables. From April through October, the Company prepays its asset manager for the right to receive additional natural gas in the colder winter months. This gas prepayment replaces the old underground natural gas storage that was used prior to the asset management contract. A majority of the Company's sales and billings occur during the winter. As a result, accounts receivable balances increase during these months and decrease during the summer months. Due to the much colder weather and higher energy costs, accounts receivable balances at March 31, 2003 were well above the levels at March 31, 2002.

The level of borrowing under the Company's line of credit agreements can fluctuate significantly due to changes in the wholesale price of energy and weather outside the normal temperature ranges. As the wholesale price of natural gas increases, short-term debt generally increases because the payment to the Company's energy suppliers is due before the Company can recover its costs through the monthly billing of its customers. In addition, colder weather requires the Company to purchase greater volumes of natural gas, the cost of which is recovered from customers on a delayed basis.

Effective April 1, 2003, the Company and Wachovia Bank agreed to extend the current terms of the Company's line-of-credit agreements to allow sufficient time to complete the paperwork for the renewals. On April 21, 2003, the Company completed its renewal of the line-of-credit agreements with Wachovia Bank. The new agreements maintained the same variable interest rates based upon 30 day LIBOR; however, the Company agreed to establish a three-tier level for borrowing limits to accommodate its seasonal borrowing demands. Generally, the Company's borrowing needs are at their lowest in Spring, increase during the Summer and Fall due to gas prepayments and construction and reach their maximum levels in Winter. The three-tier approach will keep the Company's borrowing costs to a minimum by improving the level of utilization on its line of credit agreements and providing increased credit availability as borrowing requirements increase. Effective April 21, 2003, the Company's total available lines of credit were set at $10,500,000. On June 16, 2003, the total available lines of credit increase to $16,000,000. And on September 16, 2003, the total available lines of credit increase to $28,000,000. The line-of- credit agreements will expire March 31, 2004, unless extended. The Company anticipates being able to extend or replace the credit lines upon expiration.

Short-term borrowings, together with internally generated funds and the sale of Common Stock through the Company's Dividend Reinvestment and Stock Purchase Plan, have been used to finance construction costs, debt service, dividend payments and inventories. Total outstanding balances on the Company's lines-of-credit at March 31, 2003 were $4,034,000 compared to $8,323,000 for the same period last year.

At March 31, 2003, the Company's capitalization consisted of 46 percent in long-term debt and 54 percent in common equity.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

FORWARD-LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: (i) failure to earn on a consistent basis an adequate return on invested capital; (ii) increasing expenses and labor costs and labor availability; (iii) price competition from alternative fuels; (iv) volatility in the price and availability of natural gas and propane; (v) uncertainty in the projected rate of growth of natural gas and propane requirements in the Company's service area; (vi) general economic conditions both locally and nationally; (vii) increases in interest rates; (viii) increased customer delinquencies and conservation efforts resulting from high fuel costs and/or colder weather; (ix) developments in electricity and natural gas deregulation and associated industry restructuring; (x) significant variations in winter heating degree-days from normal; (xi) changes in environmental requirements and cost of compliance; (xii) impact of potential increased governmental oversight due to the financial collapse of Enron; (xiii) cost and availability of property and liability insurance in the wake of terrorism concerns and corporate failures; (xiv) ability to raise debt or equity capital in the wake of recent corporate financial irregularities; (xv) impact of war with Iraq and related uncertainties in the Middle East, and (xvi) new accounting standards issued by the Financial Accounting Standards Board, which could change the accounting treatment for certain transactions. All of these factors are difficult to predict and many are beyond the Company's control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company's documents or news releases, the words, "anticipate," "believe," "intend," "plan," "estimate," "expect," "objective," "projection," "forecast" or similar words or future or conditional verbs such as "will," "would," "should," "could" or "may" are intended to identify forward-looking statements.

Forward-looking statements reflect the Company's current expectations only as of the date they are made. We assume no duty to update these statements should expectations change or actual results differ from current expectations.

RGC RESOURCES, INC. AND SUBSIDIARIES
------------------------------------

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. As of March 31, 2003, the Company had $4,034,000 outstanding under its lines of credit and $2,500,000 outstanding on an intermediate-term variable rate note. A hypothetical 10 percent increase in market interest rates applicable to the Company's variable rate debt outstanding at March 31, 2003 would have resulted in a decrease in quarterly earnings of approximately $2,400.

     The Company manages the price risk associated with purchases of natural gas and propane by using a combination of fixed price contracts, prepaid gas service payments and derivative commodity instruments including futures, swaps and collars. As of March 31, 2003, all propane derivative contracts had been settled.

     With respect to the Company's hedging activities for the price of natural gas, the Company had entered into swap arrangements for the purchase of natural gas for November 2002 through March 2003. Any cost incurred or benefit received from the derivative arrangement is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia State Corporation Commission and the West Virginia Public Service Commission currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contract will be passed through to customers when realized. As of March 31, 2003, all natural gas derivative contracts had been settled.

ITEM 4 - CONTROLS AND PROCEDURES

     Based on their evaluation of the Company's disclosure controls and procedures (as defined by Rule 13a-14 (c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           Part II - Other Information

ITEM 2 - CHANGES IN SECURITIES.

     Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the "Restricted Stock Plan"), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions ("restricted stock"). A participant can, subject to approval of Directors of the Company (the "Board"), elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company's common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on section 3(a)(11) and section 4(2) exemptions under the Securities Act of 1993 (the "Act") and will vest only in the case of the participant's death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant's voluntary resignation during his term on the Board or (ii) removal for cause. During the quarter ended March 31, 2003, the Company issued a total of 708.534 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

      INVESTMENT DATE               PRICE                NUMBER OF SHARES
           1/2/2003                $17.860                    214.447
           2/3/2003                $19.520                    245.963
           3/3/2003                $19.350                    248.124

     On March 3, 2003, the Company issued a total of 187.584 shares of its common stock as bonuses to certain employees and management personnel as rewards for performance and service. The 187.584 shares were not issued in a transaction constituting a "sale" within the meaning of section 2(3) of the Act.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 27, 2003, the Company held its Annual Meeting of Shareholders to elect three directors and to ratify the selection of independent auditors.

     Shareholders elected all nominees for Class C directors as listed below to serve a three year term expiring at the Annual Meeting of Shareholders to be held in 2006.

                                    Shares          Shares        Shares
         Director                     For          Withheld      Not Voted

         Frank T. Ellett           1,580,082        45,834        343,172
         George W. Logan           1,610,653        15,263        343,172
         Maryellen F. Goodlatte    1,597,536        28,380        343,172

     Abney S. Boxley, III, S. Frank Smith and John B. Williamson, III continue to serve as Class A directors until the Annual Meeting of Shareholders to be held in 2004. Lynn D. Avis, J. Allen Layman and Thomas L. Robertson continue to serve as Class B directors until the Annual Meeting of Shareholders to be held in 2005.

     Shareholders approved the selection by the Board of Directors of the firm Deloitte & Touche LLP as independent auditors for the fiscal year ending September 30, 2003, by the following vote.

         Shares        Shares         Shares          Shares
          For          Against      Abstaining       Not Voted
         1,603,172      7,670         6,396           343,172

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  Number                    Description
                  10 (p)(p)(p)      Unconditional Guaranty by and between Bluefield Gas Company, RGC
                                    Resources, Inc. and Wachovia Bank, National Association, dated April 21,
                                    2003

                  10 (q)(q)(q)      Promissory Note by and between Bluefield Gas Company and Wachovia Bank,
                                    National Association in the amount of $4,500,000, dated April 21, 2003

                  10 (r)(r)(r)      Unconditional Guaranty by and between Diversified Energy Company, RGC
                                    Resources, Inc. and Wachovia Bank, National Association, dated April 21,
                                    2003

                  10 (s)(s)(s)      Promissory Note by and between Diversified Energy Company and Wachovia
                                    Bank, National Association in the amount of $4,500,000, dated April 21, 2003

                  10 (t)(t)(t)      Unconditional Guaranty by and between Roanoke Gas Company, RGC
                                    Resources, Inc. and Wachovia Bank, National Association, dated April 21,
                                    2003

                  10 (u)(u)(u)      Promissory Note by and between Roanoke Gas Company and Wachovia Bank,
                                    National Association in the amount of $18,000,000, dated April 21, 2003

                  10 (v)(v)(v)      Promissory Note by and between RGC Resources, Inc. and Wachovia Bank,
                                    National Association in the amount of $1,000,000, dated April 21, 2003

                  99.1              Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of 2002, of John B. Williamson, III,
                                    dated May 15, 2003.

                  99.2              Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of 2002, of Howard T. Lyon, dated May
                                    15, 2003.


         (b)   Reports on Form 8-K

               On April 30, 2003, the Company filed a current report on Form 8-K, dated April 30, 2003, furnishing under Items 9 and 12 thereof a press release announcing the financial results of the second quarter of fiscal year 2003, including the applicable financial statements.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                  RGC Resources, Inc.


Date: May 15, 2003                By: s/Howard T. Lyon
                                        Howard T. Lyon
                                        Controller and Treasurer
                                        Principal Financial Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003



                                             s/Howard T. Lyon
                                             Vice-President, Treasurer
                                                  and Controller
                                           (Principal Financial Officer)

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


                                           s/John B. Williamson, III
                                              Chairman of the Board,
                                       President and Chief Executive Officer

                                  EXHIBIT INDEX

         NUMBER            DESCRIPTION
         10 (p)(p)(p)      Unconditional Guaranty by and between Bluefield Gas Company, RGC Resources, Inc.
                           and Wachovia Bank, National Association, dated April 21, 2003

         10 (q)(q)(q)      Promissory Note by and between Bluefield Gas Company and Wachovia Bank, National
                           Association in the amount of $4,500,000, dated April 21, 2003

         10 (r)(r)(r)      Unconditional Guaranty by and between Diversified Energy Company, RGC Resources,
                           Inc. and Wachovia Bank, National Association, dated April 21, 2003

         10 (s)(s)(s)      Promissory Note by and between Diversified Energy Company and Wachovia Bank,
                           National Association in the amount of $4,500,000, dated April 21, 2003

         10 (t)(t)(t)      Unconditional Guaranty by and between Roanoke Gas Company, RGC Resources, Inc.
                           and Wachovia Bank, National Association, dated April 21, 2003

         10 (u)(u)(u)      Promissory Note by and between Roanoke Gas Company and Wachovia Bank, National
                           Association in the amount of $18,000,000, dated April 21, 2003

         10 (v)(v)(v)      Promissory Note by and between RGC Resources, Inc. and Wachovia Bank, National
                           Association in the amount of $1,000,000, dated April 21, 2003

         99.1              Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John B. Williamson, III, dated May 15, 2003.

         99.2              Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Howard T. Lyon, dated May 15, 2003.
