Form 10-Q
period 2003-06-30
RGC RESOURCES INC
filed 2003-08-14
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended          June 30, 2003
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes         X         No
                                              -------           ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


         Class                                    Outstanding at June 30, 2003
------------------------------                ----------------------------------
Common Stock, $5 Par Value                                  1,993,741



RGC RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------

UNAUDITED

                                                                  June 30,          September 30,
ASSETS                                                              2003                 2002
                                                              -----------------   ------------------
Current Assets:
   Cash and cash equivalents                                 $          413,473  $           288,030
    Accounts receivable - (less allowance for
     uncollectibles of $1,426,307 and
     and $155,062, respectively)                                      8,011,169            4,460,867
   Inventories                                                        2,026,504            2,172,808
   Prepaid gas service                                                7,733,877            9,372,493
   Prepaid income taxes                                                       -            1,189,154
   Deferred income taxes                                              2,435,086            2,579,879
   Under-recovery of gas costs                                          516,149                    -
   Unrealized gains on marked to market transactions                          -            1,779,891
   Other                                                                588,535              453,804
                                                              -----------------   ------------------

     Total current assets                                            21,724,793           22,296,926
                                                              -----------------   ------------------

Property, Plant And Equipment:
   Utility plant in service                                          95,227,988           89,504,217
   Accumulated depreciation and amortization                        (38,337,045)         (34,386,639)
                                                              -----------------   ------------------
     Utility plant in service, net                                   56,890,943           55,117,578
   Construction work-in-progress                                      1,424,505            1,810,520
                                                              -----------------   ------------------

     Utility Plant, Net                                              58,315,448           56,928,098
                                                              -----------------   ------------------

   Nonutility property                                               21,097,090           19,869,186
   Accumulated depreciation and amortization                         (8,855,643)          (7,659,087)
                                                              -----------------   ------------------

     Nonutility property, net                                        12,241,447           12,210,099
                                                              -----------------   ------------------

     Total property, plant and equipment                             70,556,895           69,138,197
                                                              -----------------   ------------------

Other Assets
   Goodwill                                                             298,314              298,314
   Other assets                                                         973,952              668,018
                                                              -----------------   ------------------

     Total other assets                                               1,272,266              966,332
                                                              -----------------   ------------------

Total Assets                                                 $       93,553,954  $        92,401,455
                                                              =================   ==================





See notes to condensed consolidated financial statements.
----------------------------------------------------------------------------

RGC RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------

UNAUDITED
                                                                  June 30,          September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                2003                 2002
                                                              -----------------   ------------------
Current Liabilities:
   Current maturities of long-term debt                      $        2,156,795  $           105,127
   Borrowings under lines of credit                                   4,934,000            8,991,000
   Dividends payable                                                    568,522              559,069
   Accounts payable                                                   8,586,613            7,897,084
   Income taxes payable                                               1,840,445                    -
   Customer deposits                                                    483,776              543,891
   Accrued expenses                                                   4,797,914            3,961,174
   Refunds from suppliers - due customers                                43,837               51,889
   Overrecovery of gas costs                                          1,738,326            1,742,905
   Unrealized losses on marked to market transactions                   306,631                    -
                                                              -----------------   ------------------
     Total current liabilities                                       25,456,859           23,852,139
                                                              -----------------   ------------------

Long-term Debt, Excluding Current Maturities                         28,228,299           30,377,358
                                                              -----------------   ------------------

Deferred Credits:
   Deferred income taxes                                              4,805,217            5,802,417
   Deferred investment tax credits                                      275,614              300,544
                                                              -----------------   ------------------

     Total deferred credits                                           5,080,831            6,102,961
                                                              -----------------   ------------------

Stockholders' Equity:
   Common stock, $5par value; authorized,
     10,000,000 shares; issued and outstanding
     1,993,741 and 1,960,418 shares, respectively                     9,968,705            9,802,090
   Preferred stock, no par, authorized, 5,000,000
     shares; 0 shares issued and outstanding
     in 2003 and 2002                                                         -                    -
   Capital in excess of par value                                    11,830,821           11,374,173
   Retained earnings                                                 13,178,673           10,758,491
   Accumulated comprehensive income (loss)                             (190,234)             134,243
                                                              -----------------   ------------------
     Total stockholders' equity                                      34,787,965           32,068,997
                                                              -----------------   ------------------


Total Liabilities and Stockholders' Equity                   $       93,553,954  $        92,401,455
                                                              =================   ==================



See notes to condensed consolidated financial statements.
--------------------------------------------------------------------------





RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
-----------------------------------------------------------------------------------------------------------------------

UNAUDITED
                                                           Three Months Ended                 Nine Months Ended
                                                                June 30,                           June 30,
                                                         2003              2002             2003              2002
                                                 ------------------   --------------   --------------    --------------
Operating Revenues:
   Gas utilities                                   $     14,327,991  $     9,948,942  $    65,613,812   $    50,096,760
   Propane operations                                     1,460,672        1,560,298       13,413,122         9,427,237
   Energy marketing                                       3,410,302        2,514,448        9,415,073         8,745,299
   Other                                                     93,216          151,664          528,871           505,044
                                                 ------------------   --------------   --------------    --------------

     Total operating revenues                            19,292,181       14,175,352       88,970,878        68,774,340
                                                 ------------------   --------------   --------------    --------------

Cost of Sales:
   Gas utilities                                         10,226,117        6,177,527       47,720,357        34,117,294
   Propane operations                                       824,410          839,495        6,523,454         4,832,260
   Energy marketing                                       3,328,528        2,474,678        9,188,843         8,513,369
   Other                                                     52,411           81,567          300,740           267,995
                                                 ------------------   --------------   --------------    --------------

     Total cost of sales                                 14,431,466        9,573,267       63,733,394        47,730,918
                                                 ------------------   --------------   --------------    --------------

Operating Margin                                          4,860,715        4,602,085       25,237,484        21,043,422
                                                 ------------------   --------------   --------------    --------------

Other Operating Expenses:
   Other Operations                                       3,106,355        2,626,062       10,274,251         8,419,998
   Maintenance                                              438,439          286,321        1,207,926           969,782
   General taxes                                            373,158          338,812        1,329,980         1,181,333
   Depreciation and amortization                          1,318,669        1,291,181        3,970,330         3,917,920
                                                 ------------------   --------------   --------------    --------------
     Total other operating expenses                       5,236,621        4,542,376       16,782,487        14,489,033
                                                 ------------------   --------------   --------------    --------------

Operating Income (Loss)                                    (375,906)          59,709        8,454,997         6,554,389

Other Expenses, net                                          14,308           62,519          122,359           114,864

Interest Expense                                            521,099          469,646        1,626,959         1,545,117
                                                 ------------------   --------------   --------------    --------------

Income (Loss) Before Income Taxes                          (911,313)        (472,456)       6,705,679         4,894,408

Income Tax Expense (Benefit)                               (348,906)        (174,723)       2,588,996         1,880,920
                                                 ------------------   --------------   --------------    --------------

Net Income (Loss)                                  $       (562,407)  $     (297,733)  $    4,116,683   $     3,013,488
                                                 ==================   ==============   ==============    ==============

Basic Earnings (Loss) Per Common Share             $          (0.28)  $        (0.15)  $         2.08   $          1.56
                                                 ==================   ==============   ==============    ==============

Diluted Earnings (Loss) Per Common Share           $          (0.28)  $        (0.15)  $         2.08   $          1.56
                                                 ==================   ==============   ==============    ==============

See notes to condensed consolidated financial statements.
-----------------------------------------------------------------------------------------------------------------------



CASH DIVIDENDS PER COMMON SHARE                    $          0.285  $         0.285  $         0.855   $         0.855
                                                 ==================   ==============   ==============    ==============
Weighted Average Number Of Shares                         1,990,223        1,950,538        1,978,760         1,933,070
Total Avg. No. of Common and Common
  Equivalent Shares                                       1,990,223        1,950,538        1,982,452         1,936,326





RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
----------------------------------------------------------------------------------------------------------------------------

UNAUDITED
                                                                   Three Months Ended                Nine Months Ended
                                                                        June 30,                         June 30,
                                                                  2003            2002             2003            2002
                                                           ---------------    ------------     ------------   --------------
Net Income                                                    $  (562,407)   $   (297,733)    $   4,116,683  $     3,013,488

Reclassification of loss (income) transferred to net income        22,709          (1,954)         (241,703)         109,200

Unrealized gain (loss) on derivative financial instruments        (62,215)        (91,946)          (82,775)         (21,384)
                                                           ---------------    ------------     ------------   --------------

Other comprehensive income (loss), net of tax                     (39,506)        (93,900)         (324,478)          87,816
                                                           ---------------    ------------     ------------   --------------

Comprehensive income (loss)                                   $  (601,913)   $   (391,633)    $   3,792,205  $     3,101,304
                                                           ===============    ============     ============   ==============























See notes to condensed consolidated financial statements.
-----------------------------------------------------------------------------





RGC RESOURCES, INC. AND SUBSIDIARIES
-------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIOD
ENDED JUNE 30, 2003 AND 2002

UNAUDITED
                                                                 Nine Months Ended
                                                                      June 30,
                                                               2003             2002
                                                           -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $    4,116,683   $    3,013,488
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                               4,138,294        4,037,383
   (Gain) Loss on disposal of property                           (36,005)          42,757
   Deferred taxes and investment tax credits                    (877,337)          75,383
   Changes in assets and liabilities which provided
     (used) cash, exclusive of changes and noncash
     transactions shown separately                             3,522,971        7,557,764
                                                           -------------    -------------

       Net cash provided by operating activities              10,864,606       14,726,775
                                                           -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to utility plant and nonutility property            (5,752,908)      (6,255,968)
Cost of removal of utility plant, net                            (26,014)         (40,516)
Proceeds from disposal of equipment                              257,935           70,901
                                                           -------------    -------------

       Net cash used in investing activities                  (5,520,987)      (6,225,583)
                                                           -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                       8,000,000                -
Retirement of long-term debt and capital leases                  (97,391)        (795,838)
Net borrowings (repayments) under lines of credit            (12,057,000)      (7,460,000)
Cash dividends paid                                           (1,687,048)      (1,638,633)
Net proceeds from issuance of stock                              623,263          779,051
                                                           -------------    -------------

       Net cash provided by (used in) financing activities    (5,218,176)      (9,115,420)
                                                           -------------    -------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                              125,443         (614,228)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                           288,030          885,678
                                                           -------------    -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                          $      413,473   $      271,450
                                                           =============    =============

SUPPLEMENTAL INFORMATION:
Interest paid                                             $    1,787,736   $    1,740,637
Income taxes paid, net                                    $      234,687   $      399,123

See notes to condensed consolidated financial statements.
--------------------------------------------------------------------------------------------

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly RGC Resources, Inc.'s financial position as of June 30, 2003, the results of its operations for the three months and nine months ended June 30, 2003 and 2002 and its cash flows for the nine months ended June 30, 2003. Because of seasonal and other factors, the results of operations for the nine months ended June 30, 2003 are not indicative of the results to be expected for the fiscal year ending September 30, 2003. Quarterly earnings are affected by the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.

2. The condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes thereto. The condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company's Form 10-K.

3. On January 27, 2003, a break occurred on a natural gas main located in the Company's Bluefield, WV service territory due to a ground shift attributable to much colder than normal temperatures. As a result of the leak and its subsequent repair, service to approximately 4,300 customers was interrupted for periods ranging from several hours to 4 days. The final cost attributed to this incident amounted to $296,956 for the repair of the gas line and the reestablishment of service to its customers.

     The Company has received authorization from the staff of the West Virginia Public Service Commission (PSC) to defer the costs associated with the West Virginia portion of the outage as a regulatory asset and apply for the recovery of these costs through future rate filings. The Company has applied Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in recording a regulatory asset in the amount of $229,076. The Company currently has a rate filing pending and anticipates placing new billing rates into effect beginning in December 2003 to recover these costs over future periods. Subsequent to the end of the quarter, the Company negotiated a settlement with the Public Service Commission Staff regarding the full recovery of these costs over future periods. However, a final rate order has not yet been received from the PSC authorizing the Company to recover these costs. The Company does not anticipate having a problem in receiving a favorable final rate order.

     The costs attributable to the Virginia portion of the gas outage were expensed during the prior two quarters. Due to the dollar amount, the Company elected not to file for special rate relief on these costs. The total expense allocated to the Virginia operations was $67,880.


4. The Company's risk management policy allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations. The key market risks that RGC Resources, Inc. would seek to hedge include the price of natural gas and propane gas and the cost of borrowed funds.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

     The Company has historically entered into futures, swaps and caps for the purpose of hedging the price of propane in order to provide price stability during the winter months. During the quarter ended June 30, 2003, the Company entered into price cap arrangements due to the uncertainty of energy prices in the coming heating season. The price caps will provide for protection for increasing prices and allow the Company to benefit from reduction in energy prices. The Company's hedging activities are in accordance with its established risk management policies. The hedges qualify as cash flow hedges; therefore, changes in the fair value are reported in Other Comprehensive Income. No portion of the hedges were ineffective during the three months and nine months ended June 30, 2003 and 2002.

     The Company also had entered into price cap arrangements for the purchase of natural gas for the purpose of providing price stability during the winter months. The fair value of these instruments is recorded in the balance sheet with the offsetting entry to under-recovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia State Corporation Commission (SCC) and the West Virginia Public Service Commission (PSC) currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of these instruments will be passed through to customers when realized.

     The Company also entered into an interest rate swap related to the $8,000,000 note issued in November 2002. The swap essentially converted the three-year floating rate note into fixed rate debt with a 4.18 percent interest rate. The swap qualifies as a cash flow hedge with changes in fair value reported in Other Comprehensive Income.

     A summary of the derivative and financial instrument activity is provided below:


      THREE MONTHS ENDED JUNE 30, 2003                                   Propane      Interest Rate    Natural Gas
                                                                       Derivatives         Swap         Derivative       Total
                                                                   ----------------   --------------   ------------   ------------

      Unrealized gains/(losses) on derivatives                       $         959    $     (101,225)  $          -   $   (100,266)
      Income tax (expense)/benefit                                            (374)           38,425              -         38,051
                                                                   ----------------   --------------   ------------   ------------

      Net unrealized gains/(losses)                                            585           (62,800)             -        (62,215)


      Transfer of realized losses/(gains) to income                           (959)           37,549              -         36,590
      Income tax benefit/expense                                               374           (14,255)             -        (13,881)
                                                                   ----------------   --------------   ------------   ------------

      Net transfer of realized losses/(gains) to income                       (585)           23,294              -         22,709

      Net other comprehensive income/(loss)                          $           -    $      (39,506)  $          -   $    (39,506)






RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED



      THREE MONTHS ENDED JUNE 30, 2002                                   Propane      Interest Rate    Natural Gas
                                                                       Derivatives         Swap         Derivative       Total
                                                                   ----------------   --------------   ------------   ------------
      Unrealized gains/(losses) on derivatives                       $    (150,608)  $            -   $          -   $   (150,608)
      Income tax (expense)/benefit                                          58,662                -              -         58,662
                                                                   ----------------   --------------   ------------   ------------

      Net unrealized gains/(losses)                                        (91,946)               -              -        (91,946)


      Transfer of realized losses/(gains) to income                         (3,200)               -              -         (3,200)
      Income tax benefit/expense                                             1,246                -              -          1,246
                                                                   ----------------   --------------   ------------   ------------

      Net transfer of realized losses/(gains) to income                     (1,954)               -              -         (1,954)

      Net other comprehensive income/(loss)                          $     (93,900)  $            -   $          -   $    (93,900)




      NINE MONTHS ENDED JUNE 30, 2003                                    Propane      Interest Rate    Natural Gas
                                                                       Derivatives         Swap         Derivative       Total
                                                                   ----------------   --------------   ------------   ------------


      Unrealized gains/(losses) on derivatives                       $     251,293   $     (380,705)  $          -   $   (129,412)
      Income tax (expense)/benefit                                         (97,879)         144,516              -         46,637
                                                                   ----------------   --------------   ------------   ------------

      Net unrealized gains/(losses)                                        153,414         (236,189)             -        (82,775)


      Transfer of realized losses/(gains) to income                       (471,184)          74,074              -       (397,110)
      Income tax benefit/expense                                           183,526          (28,119)             -        155,407
                                                                   ----------------   --------------   ------------   ------------

      Net transfer of realized losses/(gains) to income                   (287,658)          45,955              -       (241,703)

      Net other comprehensive income/(loss)                          $    (134,244)  $     (190,234)  $          -   $   (324,478)


      Unrealized loss on marked to market transactions                           -   $     (306,631)             -   $   (306,631)

      Accumulated comprehensive income/(loss)                                    -   $     (190,234)             -   $   (190,234)




RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED



      NINE MONTHS ENDED JUNE 30, 2002                                    Propane      Interest Rate    Natural Gas
                                                                       Derivatives         Swap         Derivative       Total
                                                                   ----------------   --------------   ------------   ------------
      Unrealized gains/(losses) on derivatives                       $     (35,028)  $            -   $          -   $    (35,028)
      Income tax (expense)/benefit                                          13,644                -              -         13,644
                                                                   ----------------   --------------   ------------   ------------

      Net unrealized gains/(losses)                                        (21,384)               -              -        (21,384)


      Transfer of realized losses/(gains) to income                        178,870                -              -        178,870
      Income tax benefit/expense                                           (69,670)               -              -        (69,670)
                                                                   ----------------   --------------   ------------   ------------

      Net transfer of realized losses/(gains) to income                    109,200                -              -        109,200

      Net other comprehensive income/(loss)                          $      87,816   $            -   $          -   $     87,816


      Unrealized gain on marked to market transactions               $      21,231                -   $    998,750   $  1,019,981

      Accumulated comprehensive income/(loss)                        $      12,962                -              -   $     12,962


5. Basic earnings per common share are based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding for the three-month and nine-month periods ended June 30, 2003 were 1,990,223 and 1,978,760 compared to 1,950,538 and 1,933,070 for the same periods last year. The weighted average number of shares outstanding assuming dilution were 1,990,223 and 1,982,452 for the three-month and nine-month periods ended June 30, 2003 compared to 1,950,538 and 1,936,326 for the same periods last year. The difference between the weighted average number of shares for the calculation of basic and diluted earnings per share relates to the dilutive effect associated with the assumed issuance of stock options as calculated using the Treasury Stock method.

6. RGC Resources, Inc.'s reportable segments are included in the following table. The segments are comprised of natural gas, propane and energy marketing. Other is composed of the heating and air conditioning business, mapping services, information system services and certain corporate eliminations.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

                                                                             Energy
                                           Natural Gas      Propane        Marketing         Other           Total
                                         ------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED JUNE 30, 2003
    Operating revenues                       $14,327,991      $1,460,672      $3,410,302       $  93,216    $19,292,181
    Operating margin                           4,101,874         636,262          81,774          40,805      4,860,715
    Income (Loss) before income taxes           (365,513)       (654,102)         70,443          37,859       (911,313)


FOR THE THREE MONTHS ENDED JUNE 30, 2002

    Operating revenues                        $9,948,942      $1,560,298      $2,514,448        $151,664    $14,175,352
    Operating margin                           3,771,415         720,803          39,770          70,097      4,602,085
    Income (Loss) before income taxes            (32,241)       (367,742)         32,897        (105,370)      (472,456)


FOR THE NINE MONTHS ENDED JUNE 30, 2003

    Operating revenues                        $65,613,812     $13,413,122      $9,415,073        $528,871     $88,970,878
    Operating margin                           17,893,455       6,889,668         226,230         228,131      25,237,484
    Income before income taxes                  3,988,785       2,305,389         192,084         219,421       6,705,679


As of June 30, 2003:

    Total assets                              $77,501,491     $13,680,944      $1,804,303        $567,216     $93,553,954


FOR THE NINE MONTHS ENDED JUNE 30, 2002

    Operating revenues                        $50,096,760      $9,427,237      $8,745,299        $505,044     $68,774,340
    Operating margin                           15,979,466       4,594,977         231,930         237,049      21,043,422
    Income before income taxes                  4,290,655         602,770         208,628        (207,645)      4,894,408


As of June 30, 2002:

    Total assets                              $68,002,571     $14,293,665      $1,568,239        $794,110     $84,658,585

7. The Company has a Key Employee Stock Option Plan (the "Plan"), which is intended to provide the Company's executive officers with long-term (ten-year) incentives and rewards tied to the price of the Company's common stock. The Company applies the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for this Plan. No stock-based employee compensation expense is reflected in net income as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to the options granted under the Plan.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

                                                           3 Months Ended                      9 Months Ended
                                                              June 30                              June 30
                                                  --------------------------------    ---------------------------------
                                                       2003              2002              2003              2002
                                                  --------------    --------------    ---------------   ---------------
    Net income (loss), as reported                  $  (562,407)    $  (297,733)         $4,116,683        $3,013,488


    Deduct: Total stock-based employee
        compensation expense determined
        under fair value method for all awards,
        net of tax                                       (7,611)         (8,741)            (15,221)          (17,481)
                                                  --------------    --------------    ---------------   ---------------

    Pro forma net income                            $  (570,018)    $  (306,474)         $4,101,462        $2,996,007
                                                  ==============    ==============    ===============   ===============


    Earnings per share:
        Basic and diluted - as reported                  $(0.28)         $(0.15)            $  2.08           $  1.56
                                                  ==============    ==============    ===============   ===============
        Basic and diluted - pro forma                    $(0.29)         $(0.16)            $  2.07           $  1.55
                                                  ==============    ==============    ===============   ===============

        Weighted Average Shares                       1,990,223       1,950,538           1,978,760         1,933,070

        Diluted Average Shares                        1,990,223       1,950,538           1,982,452         1,936,326

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

                                                    Three Months Ended                   Nine Months Ended
                                                          June 30                              June 30

                                                  2003              2002               2003              2002
                                            ----------------   ---------------   ----------------  ----------------
         Net Income (loss)                        $(562,407)        $(297,733)       $  4,116,683      $  3,013,488
         Add: Goodwill amortization,
           as reported net of tax                         0             2,763                   0             8,288
                                            ----------------   ---------------   ----------------  ----------------
         Adjusted Net Income                      $(562,407)        $(294,970)       $  4,116,683      $  3,021,776
                                            ================   ===============   ================  ================

         Basic and diluted earnings per share      $  (0.28)         $  (0.15)             $ 2.08            $ 1.56
         Goodwill amortization                         0.00              0.00                0.00              0.00
                                            ----------------   ---------------   ----------------  ----------------
         Adjusted basic and diluted earnings
           per share                               $  (0.28)         $  (0.15)             $ 2.08            $ 1.56
                                            ================   ===============   ================  ================


     The Company also adopted SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, on October 1, 2002. SFAS No. 143 requires the reporting at fair value of a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction or development. Management has determined that the Company has no material legal obligations for the retirement of its assets. However, the Company provides a provision, as part of its depreciation expense, for the ultimate cost of asset retirements and removal. Removal costs are not a legal obligation as defined by SFAS No. 143 but rather the result of cost-based regulation and therefore accounted for under the provisions of SFAS No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION. The accumulated depreciation amount reflected on the Company's Balance Sheet at June 30, 2003 contains approximately $5.2 million of accumulated provisions for retirement costs.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

RGC Resources, Inc. is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 57,800 residential, commercial and industrial customers in Roanoke, Virginia and Bluefield, Virginia and West Virginia and the surrounding areas through its Roanoke Gas Company and Bluefield Gas Company subsidiaries. Natural gas service is provided at rates and for the terms and conditions set forth by the State Corporation Commission in Virginia and the Public Service Commission in West Virginia.

RGC Resources, Inc. also provides unregulated energy products through Diversified Energy Company, which operates as Highland Propane Company and Highland Energy Company. Highland Propane sells and distributes propane to approximately 18,600 customers in western Virginia and southern West Virginia. Highland Energy brokers natural gas to several industrial transportation customers of Roanoke Gas Company and Bluefield Gas Company. Propane sales have become a more significant portion of the consolidated operation with an annual growth rate that far exceeds the growth in natural gas customers.

RGC Resources, Inc. also provides information system services to software providers in the utility industry through RGC Ventures, Inc. of Virginia, which operates as Application Resources.

Management views warm winter weather; energy conservation, fuel switching and bad debts due to high energy prices; and competition from alternative fuels each as factors that could have a significant impact on the Company's earnings.

For the quarter ended June 30, 2003, the Company again faced rising energy prices, which resulted in increasing customer account delinquencies requiring significant increases in the provision for bad debts over the same period last year. In addition, the Company experienced some customer resistance to higher prices in its propane operations as propane deliveries declined from last year's levels.

RESULTS OF OPERATIONS

Consolidated net income (loss) for the three-month and nine-month periods ended June 30, 2003 were $(562,407) and $4,116,683, respectively, compared to $(297,733) and $3,013,488 for the same periods last year.

Total operating revenues for the three months ended June 30, 2003 increased by $5,116,829, or 36 percent, compared to the same period last year, primarily due to increasing gas costs. The average cost of natural gas and propane increased by 43 percent and 23 percent, respectively. Sales activity was mixed with total regulated natural gas deliveries increasing by more than 5 percent, while propane deliveries declined by nearly 20 percent. The total number of heating-degree days (an industry measure by which the average daily temperature falls below 65 degrees Fahrenheit) increased by more than 7 percent over the same period last year. Energy marketing volumes declined by nearly 8 percent due in part to the economy and to certain transporting customers opting to purchase their gas supply directly from the Company's regulated natural gas operations. Other revenues decreased by 39 percent due to the absence of a one-time contracting job that generated $48,675 in revenues through June of last year.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total operating margin increased by $258,630, or 6 percent, for the quarter ended June 30, 2003 over the same period last year. Regulated natural gas margins increased by $330,459, or 9 percent, on a total delivered volume (tariff and transporting) increase of 102,160 dekatherms, or 5 percent. The regulated natural gas margins are composed of two components: volumetric sales and base charge. The increase in volumetric margin was nearly 11 percent associated with increased volumes, primarily in the higher margin residential and commercial customer classes. The base charge, which is a flat monthly fee billed to each natural gas customer, increased by more than 6 percent due to the implementation of increased base charge rates placed into effect in December 2002 and to customer growth. Propane margins decreased by $84,541, or 11 percent, on a 284,051, or 20 percent, gallon decline in deliveries from the same period last year. The decrease in volumes is attributable to customers' concerns over the higher propane prices precipitating energy conservation efforts and/or the delay of purchases until prices decline. Subsequently, the Company began its annual summer fill program in late June, and the response has been positive with early July deliveries exceeding budget and prior year levels. The energy marketing division margin increased by $42,004 even though total sales volume declined by 48,187 dekatherms, or 8 percent. The decline in sales volumes was associated with certain transporting customers opting to purchase their gas supply directly from the Company's regulated natural gas operations and one industrial customer switching to an alternative fuel during the quarter. The decline in volumes was offset by increases in the price charged to customers. Other margins decreased by $29,292, or 42 percent, due to the completion of a one-time contracting job for another utility that began in May 2002 and was completed in October 2002.

The table below reflects volume activity and heating degree-days.

                                              Quarter             Quarter
                                               Ended               Ended             Increase/
Delivered Volumes                             6/30/03             6/30/02            (Decrease)         Percentage
                                          ----------------    ----------------    ----------------   -----------------
Regulated Natural Gas (DTH)
  Tariff Sales                                   1,328,962           1,145,555            183,407             16%
  Transportation                                   652,162             733,409            (81,247)           -11%
                                          ----------------    ----------------    ----------------
  Total                                          1,981,124           1,878,964            102,160              5%

Propane (Gallons)                                1,143,682           1,427,733           (284,051)           -20%
Highland Energy (DTH)                              581,433             629,620            (48,187)            -8%

Heating Degree Days                                    389                 362                 27              7%
 (Unofficial)

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operations expenses increased by $480,293, or 18 percent, for the three-month period ended June 30, 2003 compared to the same period last year. The rise in operations expenses related to increases in bad debt expense, corporate insurance and a reduction in capitalized overheads. Bad debt expense accounted for more than half of the increase in operations expenses, or $255,776, due to the combined effects of the colder winter, which increased energy usage, and higher energy prices. As a result of these two factors, total revenues increased by 36 percent for the quarter and 30 percent for the nine months ended June 30, 2003; thereby resulting in more account balances becoming delinquent and subject to write-off. Furthermore, last year's bad debt reserve requirements were less than the Company's historical averages due to the warm winter and much lower energy costs. The Company is focusing its efforts on collecting the delinquent accounts and improving the overall service disconnect and collection processes. Management expects bad debt expense to remain at a level higher than last year due to higher energy prices. In March 2002, the Company established a regulatory asset in the amount of $316,966 that provided for the deferral of a portion of bad debt expense incurred in 2001. The Company applied Statement of Financial Accounting Standards No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION, in recording the regulatory asset. Beginning December 2002, the Company began amortizing the regulatory asset in conjunction with the implementation of new rates approved by the State Corporation Commission of Virginia, which included a provision for recovery of the amortized expense. Total amortization of the regulatory asset amounted to $26,414 during the current quarter. Much of the remaining increase in operations expenses related to higher corporate property and liability insurance due to the tight insurance markets and reduction in labor and capitalized corporate overheads due to the reduction in construction expenditures due to the wet weather limiting construction activities. Employee benefit costs returned to a level comparable to last year as reduced medical claims activity offset continued increases in pension plan and post-retirement medical plan expenses due to the actuarial impact of reductions in interest rates and performance of plan assets during the prolonged stock market decline. Maintenance expenses increased by $152,118, or 53 percent, as the Company continued its focus on repairing pipeline leaks and performing additional system maintenance as a result of the cold winter. In addition, the improved earnings results through the first nine months of the current year provided the Company with the resources to perform additional maintenance improvements to the general office and operations buildings.

General taxes increased $34,346, or 10 percent, for the three-month period ended June 30, 2003 compared to the same period last year primarily due to increased business and occupation (B&O) taxes, a revenue sensitive tax, related to the West Virginia natural gas operations, higher net payroll tax expense related to a reduction in capitalized taxes corresponding with a reduction in capitalized labor and increased property taxes associated with increases in the taxable property.

Interest charges increased by $51,453, or nearly 11 percent, as the Company's average total debt position during the current quarter increased by more than 15 percent over the same period last year. The increase in average total debt for the quarter was attributable to capital expenditures and the funding of higher accounts receivable balances and prepaid gas service related to higher energy prices. The overall average interest rate on total debt decreased from 6.32 percent to 6.12 percent. The decline in the overall average interest rate was attributed to the 22 percent decline in the Company's average short-term line-of-credit rates as a result of the Federal Reserve's continuing reductions in interest rates.

Income tax benefit increased by $174,183, which corresponds to the 93 percent increase in pre-tax loss for the quarter.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the nine-month period ended June 30, 2003, total operating margin increased $4,194,062, or 20 percent, over the same period last year. Regulated natural gas margin increased $1,913,989, or 12 percent, as total natural gas deliveries rose by 1,352,192 DTH, or 15 percent, over the same period last year, on weather that had 23 percent more heating degree days. The components of the regulated natural gas margin - base charge and volumetric margin - increased by 5 percent and 16 percent, respectively. The increase in base charge was attributed to the increased base charge rates placed into effect in December 2002, and the increase in volumetric margin relates to the increase in volumes delivered due to the colder Winter. Propane margins increased $2,294,691, or 50 percent, as total gallons delivered grew by 21 percent. Several factors contributed to the increase in propane margins. The colder winter generated the increase in gallons delivered and provided for higher unit margins due to the impact that weather had on the sales mix between heating (higher margin) and production (lower margin.) The remainder of the increase is attributed to the benefits realized on propane derivative contracts and fixed price contracts. The propane derivative contracts contributed $471,184 in additional margin during the current period as compared to a $178,870 reduction in the prior period margin due to realized losses under derivative contracts. Management considers the improvement in margin attributable to the derivative instruments to be a one-time event that is unlikely to be replicated in the near future. Energy marketing margins declined $5,700, or 2 percent, on an 8 percent reduction in volumes as prior year results reflect the one-time benefit from the sale of a fixed price purchase contract for $78,600. Other margins decreased by $8,918, or 4 percent, as the reduced margins associated with the work performed for another utility last year more than offset profit on the sale of more than 400 propane tanks to propane customers. The sale of tanks resulted from the Company's efforts to improve profitability on its under performing accounts by implementing additional tank rent or selling the propane tank to the customer. This process has resulted in the loss of some customers; however, as these customers were not profitable, their departure should not have a negative impact on the overall performance of the propane operations. For the affected customers that remain customers, management expects their profitability to improve.

The table below reflects volume activity and heating degree-days.


                                               Y-T-D               Y-T-D             Increase/
Delivered Volumes                             6/30/03             6/30/02            (Decrease)         Percentage
                                          ----------------    ----------------    ----------------   -----------------
Regulated Natural Gas (DTH)
  Tariff Sales                                   8,458,517           7,016,090          1,442,427             21%
  Transportation                                 2,145,684           2,235,919            (90,235)            -4%
                                          ----------------    ----------------    ----------------
  Total                                         10,604,201           9,252,009          1,352,192             15%

Propane (Gallons)                                9,227,234           7,610,998          1,616,236             21%
Highland Energy (DTH)                            1,700,036           1,850,943           (150,907)            -8%


Heating Degree Days                                  4,305               3,494                811             23%
 (Unofficial)

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Other operations expenses increased by $1,854,253 or 22 percent for the nine-month period ended June 30, 2003 compared to the same period last year. The increased operations expenses related to increases in bad debt expense, labor, employee benefit costs and corporate insurance. Bad debt expense increased $425,532, or 92 percent, due to the combined effects of the colder winter, which increased energy usage, and higher energy prices. As discussed above, the prior year results reflect an expense reduction of $316,966 related to the deferral of incurred bad debt expense, while the current year reflects an amortization of $61,632 for which rates are in effect to recover these costs. Employee benefit costs increased $431,924 primarily due to much higher claims experience under the Company's medical plan and higher pension and post-retirement medical expenses attributable to changes in actuarial assumptions and performance of plan assets. Labor costs associated with operations increased $235,881 due to the increased demands that the colder winter placed on operation of the natural gas system and increased levels of propane delivery. Corporate property and liability insurance expense increased $110,490 due to much higher premiums associated with insurance carriers raising the cost of coverage to recover from the losses attributed to the September 11 terrorist attacks and the corporate accounting and finance irregularities of the past two years. Maintenance expense increased $238,144, or 25 percent, as the Company continued its focus on repairing pipeline leaks and performing additional system maintenance as a result of the cold winter.

General taxes increased $148,647, or 13 percent, for the nine-month period ended June 30, 2003 compared to the same period last year as a result higher West Virginia B&O taxes which are revenue sensitive, greater payroll taxes and increased level of property taxes.

Depreciation increased $52,410, or 1 percent, on increased investment in utility property partially offset by reduced levels of capital spending in propane operations.

Interest charges increased by $81,842, or 5 percent, as a result of an increase of 8 percent in the average borrowing levels during the period. The average overall interest rate declined from 5.64 percent to 5.54 percent from the same period last year due to reductions in the interest rates under the Company's line-of-credit agreements.

Income tax expense increased $708,076, or 38 percent, due to a 37 percent increase in pretax income.

The three-month and nine-month earnings presented herein should not be considered as reflective of the Company's consolidated financial results for the fiscal year ending September 30, 2003. The total revenues and margins during the first nine months reflect higher billings due to the weather sensitive nature of the gas business. Due to the seasonal nature of the Company's energy business, the final quarter of the fiscal year tends to generate losses. Any improvement or decline in earnings depends primarily on the level of operating and maintenance costs during the remaining months.


GAS LINE BREAK

On January 27, 2003, a break occurred on a natural gas main located in the Company's Bluefield, WV service territory due to a ground shift attributed to much colder than normal temperatures. As a result of the leak and its subsequent repair, service to approximately 4,300 customers was interrupted for periods ranging from several hours to 4 days. The Company was able to restore service due to assistance provided by five other natural gas distribution companies. Over 75 service technicians worked extended shifts around the clock. The final cost attributed to this incident amounted to $296,956 for the repair of the gas line and the reestablishment of service to its customers.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company has received authorization from the staff of the West Virginia Public Service Commission (PSC) to defer the costs associated with the West Virginia portion of the outage as a regulatory asset and apply for recovery of these costs through future rate filings. The Company has applied Statement of Financial Accounting Standards No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION, in recording a regulatory asset in the amount of $229,076. The Company currently has a rate filing pending and anticipates placing new billing rates into effect beginning in December 2003 to recover these costs over future periods. Subsequent to the end of the quarter, the Company negotiated a settlement with the Public Service Commission Staff regarding the full recovery of these costs over future periods. However, a final rate order has not yet been received from the PSC authorizing the Company to recover these costs. The Company does not anticipate having a problem in receiving a favorable final rate order.

The costs attributable to the Virginia portion of the gas outage were expensed during the prior two quarters. Due to the dollar amount, the Company elected not to file for special rate relief on these costs. The total expense allocated to the Virginia operations was $67,880.


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

Retirement plans - The Company offers a defined benefit pension plan and a post-retirement medical plan to eligible employees. The expenses and liabilities associated with these plans are determined through actuarial means requiring the estimation of certain assumptions and factors. In regard to the pension plan, these factors include assumptions regarding discount rate, expected long-term rate of return on plan assets, compensation increases and life expectancies, among others. Similarly, the post-retirement medical plan also requires the estimation of many of the same factors as the pension plan in addition to assumptions regarding rate of medical inflation and medicare availability. Actual results may differ materially from the results expected from the actuarial assumptions due to changing economic conditions, volitility in interest rates and changes in life expectancy to name a few. Such differences may result in a material impact on the amount of expense recorded in future periods or the value of the obligations on the balance sheet.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


ASSET MANAGEMENT

Effective November 1, 2001, Roanoke Gas Company and Bluefield Gas Company (the Gas Companies) entered into a contract with a third party, Duke Energy Trading and Marketing (Duke Energy), to provide future gas supply needs. Duke Energy has also assumed the management and financial obligation of the Gas Companies' firm transportation and storage agreements. In connection with the agreement, the Gas Companies exchanged gas in storage at November 1, 2001 for the right to receive an equal amount of gas in the future as provided by the agreement. As a result of this arrangement, natural gas inventories on the balance sheet are replaced with a new classification called "prepaid gas service." This contract expires on October 31, 2004.


ENERGY COSTS

Energy prices during the quarter ended June 30, 2003 continued to remain at levels higher than the same period last year. Low natural gas and propane storage levels due to the cold winter weather and declining production from existing natural gas fields led to the higher prices. The Chairman of the Federal Reserve has stated that there is a need for renewed interest in imported liquefied natural gas (LNG.) Increasing supply from LNG imports would help moderate natural gas prices.

However, LNG facility development will take time. In the interim, more drilling and well completions are necessary to alleviate any short-term constraints. On the positive side, the higher energy prices have encouraged more natural gas development. Baker Hughes reports that in June 2003, 910 natural gas rigs were in operation in the United States resulting in an increase of 206 rigs over last year.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


If Energy Information Administration projections are correct, natural gas and propane prices are expected to remain at higher levels in the foreseeable future. To lessen the impact of price volatility, Roanoke Gas Company, Bluefield Gas Company and Highland Propane Company use a variety of hedging mechanisms. Summer storage injections, financial instruments and fixed price contacts were utilized during the past winter period and provided the Company with much lower energy costs than would have been incurred through spot market purchases alone. The Company has entered into similar arrangements for the coming year; although, management does not expect the same level of benefit as realized during the current year.

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


REGULATORY AFFAIRS

In late July 2003, the management of Bluefield Gas Company (Bluefield) met with the Public Service Commission Staff (Staff) to discuss a settlement of the issues in the base rate case filed in February. At the meeting, Bluefield and Staff agreed to an annual increase in non-gas rates of $112,000 to become effective with bills rendered on and after December 4, 2003. The Staff and Bluefield both agreed that the appropriate recovery method for the incremental cost associated with the restoration of service resulting from the main line rupture as discussed above is through an incremental $0.05 per MCF charge which will be collected through customers' bills until the total cost has been recovered. However, a final rate order has not yet been received from the PSC authorizing Bluefield to recover these costs. Bluefield does not anticipate having a problem in receiving a favorable final rate order.

Roanoke Gas Company is currently preparing a request for a non-gas rate increase in Virginia to be filed with the State Corporation Commission of Virginia. This case is planned to be filed in September pursuant to the Commission's rules for expedited rate applications. New rates associated with this filing are anticipated to be placed into effect in November 2003 subject to refund.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In late December 2002, the Virginia State Corporation Commission approved a joint stipulation filed by all parties associated with the Roanoke Gas Company rate case. This final order approved a weather normalization adjustment mechanism, to begin next winter, which will help stabilize the Company's earnings from significant variations in weather. The weather normalization adjustment mechanism would not have impacted the current year's financial results as the mechanism is only triggered when weather is outside the band of 6 percent warmer or colder than the 30 year normal. For the nine-month period ended June 30, 2003, the weather was approximately 4.2 percent colder than the 30 year normal. The order also provided for a change in the definition of gas cost to include the gas cost component of bad debts and the carrying cost of prepaid gas service and LNG storage. These provisions, which went into effect on April 1, 2003, will reduce the earnings impact of rising gas costs on bad debts, prepaid gas service and LNG storage.


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


CAPITAL RESOURCES AND LIQUIDITY

The Company's primary capital needs are for the funding of its continuing construction program and the seasonal funding of its accounts receivable, LNG storage and gas prepayment requirements under the asset management contract. The Company's construction program is composed of a combination of replacing old bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of natural gas and propane service to new customers. Total capital expenditures were $1,581,282 and $5,752,908 for the three-month and nine-month periods ended June 30, 2003, respectively, compared to $1,867,977 and $6,255,968 for the same periods last year.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company also funds seasonal levels of gas prepayments, LNG storage and accounts receivables. From April through October, the Company prepays its asset manager for the right to receive additional natural gas in the colder winter months. This gas prepayment replaces the old underground natural gas storage that was used prior to the asset management contract. Furthermore, a majority of the Company's sales and billings occur during the winter months. As a result, accounts receivable balances increase during these months and decrease during the summer months. Due to the much colder Winter and higher energy costs, accounts receivable balances at June 30, 2003 were well above the levels at June 30, 2002.

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

Effective April 1, 2003, the Company and Wachovia Bank agreed to extend the current terms of the Company's line-of-credit agreements to allow sufficient time to complete the paperwork for the renewals. On April 21, 2003, the Company completed its renewal of the line-of-credit agreements with Wachovia Bank. The new agreements maintained the same variable interest rates based upon 30 day LIBOR; however, the Company agreed to establish a three-tier level for borrowing limits to accommodate its seasonal borrowing demands. Generally, the Company's borrowing needs are at their lowest in Spring, increase during the Summer and Fall due to gas prepayments and construction and reach their maximum levels in Winter. The three-tier approach will keep the Company's borrowing costs to a minimum by improving the level of utilization on its line of credit agreements and providing increased credit availability as borrowing requirements increase. Effective April 21, 2003, the Company's total available lines of credit were set at $10,500,000. On June 16, 2003, the total available lines of credit increased to $16,000,000. And on September 16, 2003, the total available lines of credit increase to $28,000,000. The line-of- credit agreements will expire March 31, 2004, unless extended. The Company anticipates being able to extend or replace the credit lines upon expiration.

Short-term borrowings, together with internally generated funds and the sale of Common Stock through the Company's Dividend Reinvestment and Stock Purchase Plan, have been used to finance construction costs, debt service, dividend payments and inventories. Total outstanding balances on the Company's lines-of-credit at June 30, 2003 were $4,934,000 compared to $10,247,000 for the same period last year.

At June 30, 2003, the Company's capitalization consisted of 47 percent in long-term debt and 53 percent in common equity.


FORWARD-LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


may affect the operations, performance, development and results of the Company's business include the following: (i) failure to earn on a consistent basis an adequate return on invested capital; (ii) increasing expenses and labor costs and labor availability; (iii) price competition from alternative fuels; (iv) volatility in the price and availability of natural gas and propane; (v) uncertainty in the projected rate of growth of natural gas and propane requirements in the Company's service area; (vi) general economic conditions both locally and nationally; (vii) increases in interest rates; (viii) increased customer delinquencies and conservation efforts resulting from high fuel costs and/or colder weather; (ix) developments in electricity and natural gas deregulation and associated industry restructuring; (x) significant variations in winter heating degree-days from normal; (xi) changes in environmental requirements and cost of compliance; (xii) impact of potential increased governmental oversight due to the financial collapse of Enron; (xiii) cost and availability of property and liability insurance in the wake of terrorism concerns and corporate failures; (xiv) ability to raise debt or equity capital in the wake of recent corporate financial irregularities; (xv) impact of uncertainties in the Middle East, and (xvi) new accounting standards issued by the Financial Accounting Standards Board, which could change the accounting treatment for certain transactions. All of these factors are difficult to predict and many are beyond the Company's control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company's documents or news releases, the words, "anticipate," "believe," "intend," "plan," "estimate," "expect," "objective," "projection," "forecast" or similar words or future or conditional verbs such as "will," "would," "should," "could" or "may" are intended to identify forward-looking statements.

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

The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. As of June 30, 2003, the Company had $4,934,000 outstanding under its lines of credit and $2,500,000 outstanding on an intermediate-term variable rate note. A hypothetical 10 percent increase in market interest rates applicable to the Company's variable rate debt outstanding at June 30, 2003 would have resulted in a decrease in quarterly earnings of approximately $2,400. The Company also has an $8,000,000 intermediate term variable rate note that is currently being hedged by a fixed rate interest swap.

The Company manages the price risk associated with purchases of natural gas and propane by using a combination of fixed price contracts, prepaid gas service payments and derivative commodity instruments including futures, price caps, swaps and collars. As of June 30, 2003, the Company has entered into derivative price cap agreements for the purpose of hedging the price of propane gas. With respect to propane gas, a hypothetical 10% reduction in the market price of propane would have no impact on the fair value of the Company's propane gas derivative contracts.

With respect to the Company's hedging activities for the price of natural gas, the Company has entered into price cap arrangements for the purchase of natural gas for November 2003 through March 2004. Any cost incurred or benefit received from the derivative arrangement is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia State Corporation Commission and the West Virginia Public Service Commission currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contract will be passed through to customers when realized. A hypothetical 10% reduction in the market price of natural gas would have no impact on the fair value of the Company's natural gas derivative contracts.


ITEM 4 - CONTROLS AND PROCEDURES

Based on their evaluation of the Company's disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003, the Company's Chief Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There has been no change during the quarter ended June 30, 2003, in the Company's internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, this internal control over financial reporting.

                           Part II - Other Information

ITEM 2 - CHANGES IN SECURITIES.

     Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the "Restricted Stock Plan"), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions ("restricted stock"). A participant can, subject to approval of Directors of the Company (the "Board"), elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company's common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on section 3(a)(11) and section 4(2) exemptions under the Securities Act of 1993 (the "Act") and will vest only in the case of the participant's death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant's voluntary resignation during his term on the Board or (ii) removal for cause. During the quarter ended June 30, 2003, the Company issued a total of 698.423 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

                 INVESTMENT DATE             PRICE          NUMBER OF SHARES
                  4/1/2003                  $19.540              245.713
                  5/1/2003                  $19.680              243.962
                  6/1/2003                  $23.000              208.748

     On April 1, 2003, May 1, 2003 and June 1, 2003, the Company issued a total of 232.647 shares of its common stock as bonuses to certain employees and management personnel as rewards for performance. The 232.647 shares were not issued in a transaction constituting a "sale" within the meaning of section 2(3) of the Act.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  Number          Description

                  31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

                  31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

                  32.1            Section 1350 Certification of Principal
                                  Executive Officer

                  32.2            Section 1350 Certification of Principal
                                  Financial Officer


         (b)      Reports on Form 8-K

                    On April 30, 2003, the Company filed a current report on Form 8-K, dated April 30, 2003, furnishing under Items 9 and 12 thereof a press release announcing the financial results of the second quarter of fiscal year 2003, including the applicable financial statements.

                    On August 14, 2003, the Company filed a current report on Form 8-K, dated August 14, 2003, furnishing under Items 9 and 12 thereof a press release announcing the financial results of the third quarter of fiscal year 2003, including the applicable financial statements.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                        RGC Resources, Inc.


Date:    August 14, 2003                By: s/ Howard T. Lyon
                                               Howard T. Lyon
                                               Vice President, Treasurer and
                                               Controller
                                               (Principal Financial Officer)