Form 10-K
period 2003-09-30
RGC RESOURCES INC
filed 2003-12-19
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

Commission file number 000-26591

RGC RESOURCES, INC.

(successor to Roanoke Gas Company)

(Exact name of registrant as specified in its charter)

Virginia	54-1909697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

519 Kimball Avenue, N.E., Roanoke, VA	24016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (540) 777-4427

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $5 Par Value	OTC (Nasdaq National Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 30, 2003. $ 45,761,693

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 30, 2003
COMMON STOCK, $5 PAR VALUE	2,011,503 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the RGC Resources, Inc. 2003 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof.

Portions of the RGC Resources, Inc. Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Item 1.	Business.

Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include the following: (i) failure to earn on a consistent basis an adequate return on invested capital; (ii) increasing expenses and labor costs and labor availability; (iii) price competition from alternative fuels; (iv) volatility in the price and availability of natural gas and propane; (v) uncertainty in the projected rate of growth of natural gas and propane requirements in the Company’s service area; (vi) general economic conditions both locally and nationally; (vii) increases in interest rates; (viii) increased customer delinquencies and conservation efforts resulting from high fuel costs and/or colder weather; (ix) developments in electricity and natural gas deregulation and associated industry restructuring; (x) variations in winter heating degree-days from normal; (xi) changes in environmental requirements and cost of compliance; (xii) impact of potential increased governmental oversight and compliance costs due the Sarbanes-Oxley law; (xiii) cost and availability of property and liability insurance in the wake of terrorism concerns and corporate failures; (xiv) ability to raise debt or equity capital in the wake of recent corporate financial irregularities; (xv) impact of uncertainties in the Middle East, and (xvi) new accounting standards issued by the Financial Accounting Standards Board, which could change the accounting treatment for certain transactions. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast” or similar words or future or conditional verbs such as “will,” “would,” “should,” “could” or “may” are intended to identify forward-looking statements.

Historical Development

RGC Resources, Inc. (the “Company” or “Resources”) was initially incorporated in Virginia on July 31, 1998 for the primary purpose of becoming the holding company for Roanoke Gas Company (“Roanoke Gas”) and its former subsidiaries, Bluefield Gas Company (“Bluefield Gas”) and Diversified Energy Company (“Diversified”). Effective July 1, 1999, Roanoke Gas and its subsidiaries were reorganized into a holding company structure (the “Reorganization”). As a result of the Reorganization: (i) Resources became a holding company owned by the former shareholders of Roanoke Gas; (ii) Resources became the sole owner of the stock of Roanoke Gas, Bluefield Gas and Diversified; (iii) Commonwealth Public Service Corporation, a former subsidiary of Bluefield, merged its natural gas distribution business into Roanoke Gas; (iv) Roanoke Gas and Bluefield Gas continue to operate in the natural gas distribution business as subsidiaries of Resources; and (v) Diversified continues to carry on its nonutility propane business as a subsidiary of Resources.

Roanoke Gas was organized as a public service corporation under the laws of the Commonwealth of Virginia in 1912. The principal service of Roanoke Gas was, and continues to be, the distribution and sale of natural gas. Commencing in 1972, the distribution and sale of propane gas was added to Roanoke Gas’ line of business. The propane business was transferred to Diversified in January 1979. Diversified, which is not a public utility, distributes and sells propane in Southwestern Virginia and Southern West Virginia.

On May 15, 1987, Roanoke Gas, through a series of merger transactions, acquired 100 percent of the outstanding stock of Bluefield Gas, a public service corporation, organized in 1944 under the laws of the State of West Virginia and principally engaged in the distribution of natural gas in Bluefield, West Virginia and surrounding areas, and Gas Service, Inc. (“Gas Service”), a nonpublic utility affiliate (through common directors and shareholders) of Bluefield Gas, which was engaged in the sale of propane in southwestern Virginia and southern West Virginia. After obtaining requisite shareholder approval and the approvals of the Virginia State Corporation Commission (“Virginia Commission”) and the West Virginia Public Service Commission (“West Virginia Commission”), Gas Service was merged into Diversified, and Bluefield Gas became a wholly-owned subsidiary of Roanoke Gas. Prior to the Reorganization, Bluefield Gas owned all of the issued and outstanding stock of Commonwealth, a small Virginia public service corporation organized in 1930 as the subsidiary of a predecessor corporation to Bluefield Gas.

In March 1994, the Highland Gas Marketing (currently Highland Energy) division of Diversified was established to broker natural gas to several industrial transportation customers of Roanoke Gas and Bluefield Gas.

On January 6, 2000, RGC Ventures, Inc. (“RGC Ventures”), a newly created subsidiary of Resources, was merged with Cox Heating and Cooling, Inc., headquartered in Beckley, West Virginia. Cox Heating and Cooling, Inc. provided sales, installation and service for heating, ventilation, and air conditioning equipment in West Virginia with offices in Beckley and Lewisburg, West Virginia. The new organization operated as a division of RGC Ventures and conducts business as Highland Heating and Cooling (“Highland Heating”).

In September 2001, the Company decided to restructure Highland Heating and Cooling due to poor performance. The restructuring resulted in an impairment loss of $699,630 related to the write-off of goodwill and other intangibles and the write-down in value of inventory and fixed assets. During fiscal 2002, the Company decided to discontinue the sales of heating and air conditioning equipment and continue the service operations with the intent of merging Highland Heating and Cooling into Diversified to improve efficiencies and reduce costs.

In September 2003, the Company completed the merger of RGC Ventures, Inc. into Diversified.

On November 19, 1999, Resources acquired the assets of GIS/GPS Solutions, Inc. in order to offer geographic mapping technology, combined with database management tools, to develop user friendly, broad based management information systems. In July 2002, the operations function of GIS Resources, Inc. was transferred into Roanoke Gas, and the GIS corporate entity was dissolved.

On October 11, 2000, the information technology department of Resources formed Application Resources, Inc. to provide information technology consulting services to Orcom Solutions, Inc.

Services

Resources maintains an integrated natural gas distribution system. Natural gas is purchased from suppliers and distributed to residential, commercial and large industrial users through underground mains and services. Approximately 90.1 percent of the Company’s customers are residential, approximately 9.8 percent are small commercial users, and the remaining percentage is made up of large industrial customers, who received approximately 27 percent of the Company’s total annual delivered volume in 2003 under the Company’s interruptible tariff and transportation gas services.

Resources’ natural gas distribution business accounted for approximately 72 percent of the total revenues generated by the Company in fiscal years 2003 and 2002, and approximately 73 percent of the Company’s total revenues in fiscal year 2001. Increases or decreases in the cost of natural gas are passed on to customers through the purchased gas adjustment mechanism. Therefore, the Company’s revenues are impacted by changes in gas costs as well as by changes in volume due to weather and economic conditions. Furthermore, higher gas costs, which the Company is able to pass through to customers, may cause customers to conserve or, in the case of industrial customers, to use alternative energy sources.

The Company’s retail sales are seasonal and temperature-sensitive as the majority of the gas sold by Resources is used for heating. For the fiscal year ended September 30, 2003, more than 55 percent of the Company’s total dekatherms (“DTH”) of natural gas sales were made in the four-month period of December through March. Retail natural gas deliveries for fiscal 2003 were 12,041,193 DTH, as compared to 10,563,514 DTH and 11,890,227 DTH in fiscal years 2002 and 2001, respectively. The Company’s actual heating degree days in fiscal 2003 were approximately 103 percent of normal, as compared with approximately 83 percent and 103 percent of normal in fiscal years 2002 and 2001, respectively.

Suppliers

Roanoke Gas Company and Bluefield Gas Company are each served by two interstate pipelines. Roanoke Gas is served by Columbia Gas Transmission Corporation and Columbia Gulf Transmission Corporation (together “Columbia”), and East Tennessee Natural Gas Company, Tennessee Gas Pipeline and Midwestern Gas Transmission (together “East Tennessee”). Bluefield Gas is served by Columbia and T&F Operating, Inc. Columbia historically has delivered approximately 60 percent of Roanoke Gas’ gas supply and 75 percent of Bluefield Gas’ gas supply. East Tennessee and T&F Operating, Inc. deliver the remaining gas supply to Roanoke Gas and Bluefield Gas, respectively. The rates paid for natural gas transportation and storage services purchased from Columbia and East Tennessee are established by tariffs approved by FERC. These tariffs contain flexible pricing provisions, which, in some instances, authorize these transporters to reduce rates and charges to meet price competition.

The Company currently uses long-term (multi-year), mid-term (seasonal) and short-term (spot) gas purchases to meet its system requirements. The Company has entered into, or is in the process of entering into, long-term and mid-term firm supply agreements to cover the majority of its firm demand. Long-term and mid-term suppliers currently include Cabot Oil and Gas, Duke Energy Trading and Marketing, L.L.C., Equitable Energy, and Phoenix Energy Sales Company. The Company’s firm supply agreements will supply the total system requirements at varying prices during the period October 1, 2003 through September 30, 2004.

The Company uses summer storage program to ensure sufficient gas supply during the winter months. The Company injects summer gas into its liquefied natural gas storage facility, which is capable of storing up to 220,000 DTH for use during peak winter periods. In addition, the Company prepays a portion of its winter requirements under the asset management agreement with Duke Energy Trading and Marketing, L.L.C. (the provisions of this contract are discussed in more detail below.) The prepayment provision in the contract allows both Roanoke Gas and Bluefield Gas to pay for 3,098,631 DTH of its winter supply by October of each year. Prior to the Duke Energy contract, the Company contracted for storage reserves from Columbia, Tennessee Gas Pipeline, Virginia Gas Storage Company, and Virginia Gas Pipeline Company with a combined total of 2,918,631 DTH of underground storage capacity for Roanoke and Bluefield in 2001. The prepaid gas service provides supply security with reduced exposure to potential supply interruptions. It also offers the Company the flexibility to balance supply with its highly variable, weather-sensitive customer consumption patterns.

Having two pipelines at each location, a peak shaving facility and a number of underground storage options, the Company believes that it is well positioned to provide adequate gas supply for future customer growth. As a means to more fully utilize pipeline capacity and further lower costs to its customers, Roanoke Gas and Bluefield Gas have entered into asset management agreements. From November 1, 1999 through October 31, 2001, PG&E Energy Trading, the asset manager, managed nomination, confirmation and scheduling of all existing supply and storage contracts as well as supply any additional natural gas requirements. Beginning November 1, 2001, Duke Energy Trading and Marketing, L.L.C., (“Duke Energy”), became the new asset manager and began managing the nomination, confirmation and scheduling of all existing supply and storage contracts as well as supply any additional natural gas requirements. As part of the agreement, Roanoke Gas and Bluefield Gas exchanged their total underground storage gas for the right to receive from Duke Energy an equal amount in the future. As a result of this arrangement, natural gas inventories on the balance sheet are replaced with a new classification called “prepaid gas service.” From an operational perspective, the prepaid gas service functions the same as inventory with injections or prepayments made during the spring and summer months and withdrawals or reductions occurring in the winter months. This contract will expire on October 31, 2004. Upon expiration of the contract, underground storage and other functions performed by Duke Energy will revert back to Roanoke Gas and Bluefield Gas.

Diversified has entered into storage and purchase contracts for a substantial portion of its winter supply of propane. At September 30, 2003, Diversified had contracts with seven propane suppliers for the purchase of up to 6.4 million gallons of propane at varying prices per gallon during the period October 1, 2003 through September 30, 2004, of which contracts for 1.0 million gallons of propane are at fixed prices. Management believes these storage and purchase contracts will help alleviate the effects of wholesale price swings during peak sales months and provide added supply security. In addition, Diversified has also entered into financial price caps to stabilize the price of approximately 2.4 million gallons of propane during fiscal 2004.

In addition to storage contracts, Diversified has additional storage at 17 distribution facilities, providing a combined total capacity of 672,000 gallons. Management believes its propane supply strategies have positioned Diversified to provide an adequate propane supply to current customers and allow for future customer growth.

Competition

Resources competes with suppliers of other energy sources such as fuel oil, electricity and coal. Competition is intense among the other energy sources and is based primarily on price. This is particularly true for industrial applications where sales are at risk to price competition in markets, which may swing to other fuels.

The regulated natural gas utilities operate in a monopolistic environment. Roanoke Gas currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in its Virginia service areas. The franchises generally extend for multi-year periods and are renewable by the municipalities. Certificates of public convenience and necessity, which are issued by the Virginia Commission, are of perpetual duration, subject to compliance with regulatory standards.

Bluefield Gas holds the only franchise to distribute natural gas in its West Virginia service area. Its franchise extends for a period of 30 years from August 23, 1979.

Management anticipates that the Company will be able to renew all of its franchises when they expire. There can be no assurance, however, that a given jurisdiction will not refuse to renew a franchise or will not, in connection with the renewal of a franchise, impose certain restrictions or conditions that could adversely affect the Company’s business operations or financial condition.

Highland Propane not only faces competition from other energy sources, but must compete with other propane companies throughout its service territory. Pricing is the primary reason for customer attrition; however, service reliability is a contributing factor to customer retention. Management believes that the Company’s competitive pricing structure and a strong record of service reliability will provide for reasonable level of customer retention and the opportunity to attract new customers.

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

Both Roanoke Gas and Bluefield Gas operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950’s. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at former plant sites. The extent of contaminants at these sites, if any, is unknown at this time. An analysis at the Bluefield site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognized the Company’s right to defer MGP clean-up costs at the Bluefield site, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company’s consolidated financial condition or results of operations.

Employees

At September 30, 2003, Resources had 175 full-time employees. As of that date, approximately 49 employees, or 28 percent of the Company’s full-time employees, belonged to the Paper, Allied-Industrial, Chemical and Energy Workers International Union, AFL-CIO Local No. 2-515. Roanoke Gas Company currently has 38 of the unionized employees who are currently covered under a collective bargaining agreement with Resources. The union has been in place at the Company since 1952. The collective bargaining agreement will expire on July 31, 2005. In June 2003, the 11 field operations personnel of Bluefield Gas voted to unionize. The Bluefield Gas employees will fall under a separate collective bargaining agreement. Negotiations with representatives of the new union are currently in progress.

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

Clearbrook Station - Parcel 356’ west of Rt. 675 and 0.2 mile south of Rt. 220 - .255 acres.

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

Roanoke Gas’ general and business offices and the maintenance and service departments are located in Roanoke, Virginia on 8.57 acres of land along Kimball Avenue.

Bluefield Gas’ operations center and warehouse is located on 2.175 acres at 4699 East Cumberland Road and consists of a one-story metal building with brick front. Bluefield owns a lot at 800 Pulaski Street, Bluefield, West Virginia. In addition, Bluefield owns two lots in the City of Bluefield, West Virginia, comprising approximately 1.23 acres, upon which its high pressure regulator stations are located.

In West Virginia, Diversified owns an office, loading platform, garage and storage tank facility in Rainelle. The storage facility consists of three 18,000-gallon tanks, pumps and related equipment. A 30,000 gallon storage facility is also located in Ansted. Another 30,000 gallon facility is located near Beckley, and another 30,000 gallon facility in Dunsmore. Another storage facility, comprising two 30,000 gallon tanks, one 18,000-gallon tank, pumps and related equipment, is located on Bluefield Gas Company’s property at 800 Pulaski Street, Bluefield, West Virginia.

In Virginia, Diversified owns and operates eleven storage facilities. The location and storage capacities at each facility is as follows:

Thirlane Road, N.W., Roanoke—two 30,000 gallon tanks

Fort Chiswell, Virginia—two 30,000 gallon tanks

Consolidated Glass in Galax, Virginia—one 30,000 gallon tank

Craig County, Virginia, near the town of New Castle—one 30,000 gallon tank

Floyd County, Virginia—one 30,000 gallon tank

Virginia Forging in Botetourt County, near the town of Buchanan—one 30,000 gallon tank

Golden West Foods in the City of Bedford—one 30,000 gallon tank

City of Buena Vista—two 30,000 gallon tanks

Alleghany County, near the town of Low Moor—one 30,000 gallon tank

Weyers Cave—one 30,000 gallon tank

Lovingston – one 30,000 gallon tank

Rocky Mount – one 30,000 gallon tank

The Company considers its present properties adequate. The Company intends to construct additional distribution lines and propane storage facilities as the market demands.

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended September 30, 2003.

Item	Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2004.

The names, ages and positions of all of the executive officers of RGC Resources, Inc. as of September 30, 2003, are listed below with their business experience for the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Previous and present duties and responsibilities:

Name and Age	Position and Business Experience for Past Five Years
John B. Williamson, III, 49	January 2002 to present	President, CEO & Chairman

	July 1999 to January 2002	President & CEO

	February 1998 to July 1999	President & CEO – Roanoke Gas

	January 1993 to January 1998	Vice President – Rates and Finance – Roanoke Gas

Name and Age	Position and Business Experience for Past Five Years

John S. D’Orazio, 43	January 2003 to present	Vice President & COO – Roanoke Gas Company

	April 2002 to January 2003	Vice President – Marketing and Customer Service – Roanoke Gas

	August 1999 to March 2002	President & COO – Diversified Energy Company

	February 1998 to July 1999	Vice President – Marketing & New Construction – Roanoke Gas

	June 1995 to January 1998	Director – Marketing & New Construction – Roanoke Gas

Dale P. Moore, 48	January 2002 to present	Vice President & Secretary

	January 2001 to January 2002	Vice President & Assistant Secretary

	July 1999 to January 2001	Assistant Vice President & Assistant Secretary

	May 1998 to July 1999	Director – Rates and Regulatory Affairs – Roanoke Gas

Howard T. Lyon, 42	January 2003 to present	Vice President, Treasurer & Controller

	January 2002 to January 2003	Controller & Treasurer

	July 1999 to January 2002	Controller & Assistant Treasurer

	December 1987 to July 1999	Controller – Roanoke Gas

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

The information set forth under the caption “Market Price and Dividend Information” in the 2003 Annual Report to Shareholders is incorporated herein by reference. As of November 30, 2003, there were approximately 1,670 holders of record of the Company’s common stock. This number would not include all beneficial owners of common stock who hold their shares in “street name.”

Item 6.	Selected Financial Data.

The information set forth under the caption “Selected Financial Data” in the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk” in the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of the registrant and the Independent Auditors’ Report included in the 2003 Annual Report to Shareholders are incorporated herein by reference:

1.	Independent Auditors’ Report

2.	Consolidated Balance Sheets as of September 30, 2003 and 2002

3.	Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2003, 2002 and 2001

4.	Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2003, 2002 and 2001

5.	Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001

6.	Notes to Consolidated Financial Statements for the years ended September 30, 2003, 2002 and 2001

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-14 (c) under the Securities Exchange Act of 1934) as of September 30, 2003, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes during the quarter ended September 30, 2003 in the Company’s internal control over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, this internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” at the end of Part I of this report. For information with respect to the Directors of the registrant, see “Election of Directors of Resources” in the Proxy Statement for the 2004 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2004 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

The Company has adopted a Code of Ethics applicable to all of its officers, directors and employees. The Company has posted the text of its Code of Ethics on its Internet website at www.rgcresources.com.

Item 11.	Executive Compensation.

The information set forth under the captions “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Performance Graph” in the Proxy Statement for the 2004 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information pertaining to shareholders beneficially owning more than five percent of the registrant’s common stock and the security ownership of management, which is set forth under the captions “The Annual Shareholders Meeting” and “Security Ownership of Management” in the Proxy Statement for the 2004 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

The information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement for the 2004 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

The information with respect to certain transactions with management of the registrant, which is set forth under the caption “Transactions with Management” in the Proxy Statement for the 2004 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	List of documents filed as part of this report:

1.	Financial statements:

All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

2.	Financial statement schedules:

All schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

3.	Exhibits to this Form 10-K are as follows:

Exhibit No.	Description

2	Amended and Restated Agreement and Plan of Merger and Reorganization (incorporated by reference to Exhibit 2 to Form 8-K filed on July 2, 1999)

3 (a)	Articles of Incorporation of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

3 (b)	Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (a)	Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (b)	Article I of the Bylaws of RGC Resources (included in Exhibit 3(b) hereto)

4 (c)	Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (SEC file number reference 0-367))

4 (d)	RGC Resources, Inc., Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 4 (c) to Registration Statement No. 333-106065 on Form S-2 filed as of June 12, 2003)

10 (a)	Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (b)	Interruptible Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated July 1, 1991 (incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (c)	NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated October 25, 1994 (incorporated herein by reference to Exhibit 10(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (d)	SIT Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 30, 1993 (incorporated herein by reference to Exhibit 10(d) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (e)	FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (f)	FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (g)	SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (h)	ITS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (i)	FTS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (j)	ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (k)	Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (l)	Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (m)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (n)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (o)	Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (p)	Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (q)	Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (r)	Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (s)	Certificate of Public Convenience and Necessity for Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (t)	Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (u)	Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (v)	Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit 10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (w)	Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10 (x)	Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10 (y)	Contract between Roanoke Gas Company and Diversified Energy Services, Inc. dated December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (z)	Service Agreement between Bluefield Gas Company and Commonwealth Public Service Corporation dated January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (a) (a)	Gas Storage Contract under rate schedule FS (Market Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (b) (b)	FTS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (c) (c)	ITS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m)(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (d) (d)	FSS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(n)(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (e) (e)	SST Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(o)(o) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (f) (f)	FTS-1 Service Agreement between Columbia Gulf Transmission Company and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(p)(p) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (g) (g)*	RGC Resources Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999)

10 (h) (h)*	RGC Resources, Inc. Stock Bonus Plan (incorporated herein by reference to Exhibit 10(m)(m) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10 (i) (i)	Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (j) (j)	Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (k) (k)	Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (l) (l)*	RGC Resources, Inc. Restricted Stock Plan for Outside Directors (incorporated herein by reference to Exhibit 10(r)(r) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999 SEC file reference number 0-367)

10 (m) (m)	FTA Gas Transportation Agreement effective November 1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (n) (n)	SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (o) (o)	FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (p) (p)	FTS Service Agreement effective November 1, 1999, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file reference number 0-367))

10 (q) (q)	Firm Storage Service Agreement effective March 19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (r) (r)	FTS-2 Service Agreement effective February 1, 1994, between Columbia Gulf Transmission Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(x)(x) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (s) (s)	Firm Transportation Agreement effective December 31, 1998, between Phoenix Energy Sales Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(y)(y) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (t)(t)*	Change in Control Agreement between John B. Williamson, III and RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q/A for the period ended March 31, 2001)

10 (u)(u)*	Change in Control Agreement between John S. D’Orazio and RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10 (v)(v)	Firm Storage Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10 (w)(w)	Firm Pipeline Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10 (x)(x)	Natural Gas Asset Management Agreement between Roanoke Gas Company and Duke Energy Trading and Marketing, L.L.C. dated November 1, 2001 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Quarterly Report on Form 10-Q for the period ended December 31, 2001)

10 (y)(y)	Natural Gas Asset Management Agreement between Bluefield Gas Company and Duke Energy Trading and Marketing, L.L.C. dated November 1, 2001. (incorporated herein by reference to Exhibit 10(l)(l)(l) of the Quarterly Report on Form 10-Q for the period ended December 31, 2001)

10(z)(z)	ISDA Master Agreement by and between SunTrust Bank and Roanoke Gas Company dated October 7, 2002

10(a)(a)(a)	Unconditional Unlimited Guaranty by and between RGC Resources, Inc. and SunTrust Bank dated November 15, 2002

10(b)(b)(b)	Loan Agreement by and between Roanoke Gas Company, SunTrust Bank and RGC Resources dated November 22, 2002

10(c)(c)(c)	Commercial Note by and between SunTrust Bank and Roanoke Gas Company dated November 22, 2002

10(d)(d)(d)*	Change in Control Agreement by and between RGC Resources, Inc. and Howard T. Lyon dated May 1, 2000

10(e)(e)(e)*	Change in Control Agreement by and between RGC Resources, Inc. and Dale P. Moore dated May 1, 2000

10(f)(f)(f)	Unconditional Guaranty by and between Bluefield Gas Company, RGC Resources, Inc. and Wachovia Bank, National Association, dated April 21, 2003 (incorporated herein by reference to Exhibit 10(p)(p)(p) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(g)(g)(g)	Promissory Note by and between Bluefield Gas Company and Wachovia Bank, National Association, in the amount of $4,500,000 (incorporated herein by reference to Exhibit 10(q)(q)(q) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(h)(h)(h)	Unconditional Guaranty by and between Diversified Energy Company, RGC Resources, Inc. and Wachovia Bank, National Association, dated April 21, 2003 (incorporated herein by reference to Exhibit 10(r)(r)(r) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(i)(i)(i)	Promissory Note by and between Diversified Energy Company and Wachovia Bank, National Association, in the amount of $5,000,000 dated April 21, 2003 (incorporated herein by reference to Exhibit 10(s)(s)(s) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(j)(j)(j)	Unconditional Guaranty by and between Roanoke Gas Company, RGC Resources, Inc. and Wachovia Bank, National Association, dated April 21, 2003 (incorporated herein by reference to Exhibit 10(t)(t)(t) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(k)(k)(k)	Promissory Note by and between Roanoke Gas Company and Wachovia Bank, National Association, in the amount of $18,000,000 dated April 21, 2003 (incorporated herein by reference to Exhibit 10(u)(u)(u) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(l)(l)(l)	Promissory Note by and between RGC Resources, Inc. and Wachovia Bank, National Association, in the amount of $1,000,000 dated April 21, 2003 (incorporated herein by reference to Exhibit 10(v)(v)(v) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

13	2003 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21	Subsidiaries of the Company

23	Independent Auditors’ Consent

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Management contract or compensatory plan or agreement.

(b)	Reports on Form 8-K:

On August 14, 2003, the Company filed a current report on Form 8-K, dated August 14, 2003, furnishing under Item 12 thereof a press release announcing the financial results of the third quarter of fiscal year 2003, including applicable financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RGC RESOURCES, INC.

By:	/s/ Howard T. Lyon	December 19, 2003

	Howard T. Lyon Vice President, Treasurer and Controller (Principal Financial Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John B. Williamson, III John B. Williamson, III	December 19, 2003 Date	Chairman of the Board, President and Chief Executive Officer

/s/ Howard T. Lyon Howard T. Lyon	December 19, 2003 Date	Vice President, Treasurer and Controller (Principal Financial Officer)

/s/ Lynn D. Avis Lynn D. Avis	December 19, 2003 Date	Director

/s/ Abney S. Boxley, III Abney S. Boxley, III	December 19, 2003 Date	Director

/s/ Frank T. Ellett Frank T. Ellett	December 19, 2003 Date	Director

/s/ Maryellen F. Goodlatte Maryellen F. Goodlatte	December 19, 2003 Date	Director

/s/ J. Allen Layman J. Allen Layman	December 19, 2003 Date	Director

/s/ George W. Logan George W. Logan	December 19, 2003 Date	Director

/s/ Thomas L. Robertson Thomas L. Robertson	December 19, 2003 Date	Director

/s/ S. Frank Smith S. Frank Smith	December 19, 2003 Date	Director

EXHIBIT INDEX

Exhibit No.	Description

2	Amended and Restated Agreement and Plan of Merger and Reorganization (incorporated by reference to Exhibit 2 to Form 8-K filed on July 2, 1999)

3 (a)	Articles of Incorporation of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

3 (b)	Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (a)	Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (b)	Article I of the Bylaws of RGC Resources (included in Exhibit 3(b) hereto)

4 (c)	Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (SEC file number reference 0-367))

4 (d)	RGC Resources, Inc., Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 4 (c) to Registration Statement No. 333-106065 on Form S-2 filed as of June 12, 2003)

10 (a)	Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (b)	Interruptible Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated July 1, 1991 (incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (c)	NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated October 25, 1994 (incorporated herein by reference to Exhibit 10(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (d)	SIT Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 30, 1993 (incorporated herein by reference to Exhibit 10(d) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(e)	FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(f)	FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(g)	SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(h)	ITS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(i)	FTS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(j)	ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(k)	Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(l)	Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(m)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(n)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(o)	Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(p)	Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(q)	Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(r)	Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(s)	Certificate of Public Convenience and Necessity for Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(t)	Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(u)	Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(v)	Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit 10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(w)	Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10	(x)	Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10	(y)	Contract between Roanoke Gas Company and Diversified Energy Services, Inc. dated December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(z)	Service Agreement between Bluefield Gas Company and Commonwealth Public Service Corporation dated January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(a) (a)	Gas Storage Contract under rate schedule FS (Market Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(b) (b)	FTS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(c) (c)	ITS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m)(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(d) (d)	FSS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(n)(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(e) (e)	SST Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(o)(o) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(f) (f)	FTS-1 Service Agreement between Columbia Gulf Transmission Company and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(p)(p) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(g) (g)*	RGC Resources Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999)

10	(h) (h)*	RGC Resources, Inc. Stock Bonus Plan (incorporated herein by reference to Exhibit 10(m)(m) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10	(i) (i)	Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10	(j) (j)	Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10	(k) (k)	Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10	(l) (l)*	RGC Resources, Inc. Restricted Stock Plan for Outside Directors (incorporated herein by reference to Exhibit 10(r)(r) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999 SEC file reference number 0-367)

10 (m) (m)	FTA Gas Transportation Agreement effective November 1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (n) (n)	SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (o) (o)	FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (p) (p)	FTS Service Agreement effective November 1, 1999, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file reference number 0-367))

10 (q) (q)	Firm Storage Service Agreement effective March 19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (r) (r)	FTS-2 Service Agreement effective February 1, 1994, between Columbia Gulf Transmission Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(x)(x) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (s) (s)	Firm Transportation Agreement effective December 31, 1998, between Phoenix Energy Sales Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(y)(y) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (t)(t)*	Change in Control Agreement between John B. Williamson, III and RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q/A for the period ended March 31, 2001)

10 (u)(u)*	Change in Control Agreement between John S. D’Orazio and RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10 (v)(v)	Firm Storage Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10 (w)(w)	Firm Pipeline Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10 (x)(x)	Natural Gas Asset Management Agreement between Roanoke Gas Company and Duke Energy Trading and Marketing, L.L.C. dated November 1, 2001 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Quarterly Report on Form 10-Q for the period ended December 31, 2001)

10 (y)(y)	Natural Gas Asset Management Agreement between Bluefield Gas Company and Duke Energy Trading and Marketing, L.L.C. dated November 1, 2001. (incorporated herein by reference to Exhibit 10(l)(l)(l) of the Quarterly Report on Form 10-Q for the period ended December 31, 2001)

10(z)(z)	ISDA Master Agreement by and between SunTrust Bank and Roanoke Gas Company dated October 7, 2002

10(a)(a)(a)	Unconditional Unlimited Guaranty by and between RGC Resources, Inc. and SunTrust Bank dated November 15, 2002

10(b)(b)(b)	Loan Agreement by and between Roanoke Gas Company, SunTrust Bank and RGC Resources dated November 22, 2002

10(c)(c)(c)	Commercial Note by and between SunTrust Bank and Roanoke Gas Company dated November 22, 2002

10(d)(d)(d)*	Change in Control Agreement by and between RGC Resources, Inc. and Howard T. Lyon dated May 1, 2000

10(e)(e)(e)*	Change in Control Agreement by and between RGC Resources, Inc. and Dale P. Moore dated May 1, 2000

10(f)(f)(f)	Unconditional Guaranty by and between Bluefield Gas Company, RGC Resources, Inc. and Wachovia Bank, National Association, dated April 21, 2003 (incorporated herein by reference to Exhibit 10(p)(p)(p) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(g)(g)(g)	Promissory Note by and between Bluefield Gas Company and Wachovia Bank, National Association, in the amount of $4,500,000 (incorporated herein by reference to Exhibit 10(q)(q)(q) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(h)(h)(h)	Unconditional Guaranty by and between Diversified Energy Company, RGC Resources, Inc. and Wachovia Bank, National Association, dated April 21, 2003 (incorporated herein by reference to Exhibit 10(r)(r)(r) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(i)(i)(i)	Promissory Note by and between Diversified Energy Company and Wachovia Bank, National Association, in the amount of $5,000,000 dated April 21, 2003 (incorporated herein by reference to Exhibit 10(s)(s)(s) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(j)(j)(j)	Unconditional Guaranty by and between Roanoke Gas Company, RGC Resources, Inc. and Wachovia Bank, National Association, dated April 21, 2003 (incorporated herein by reference to Exhibit 10(t)(t)(t) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(k)(k)(k)	Promissory Note by and between Roanoke Gas Company and Wachovia Bank, National Association, in the amount of $18,000,000 dated April 21, 2003 (incorporated herein by reference to Exhibit 10(u)(u)(u) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(l)(l)(l)	Promissory Note by and between RGC Resources, Inc. and Wachovia Bank, National Association, in the amount of $1,000,000 dated April 21, 2003 (incorporated herein by reference to Exhibit 10(v)(v)(v) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

13	2003 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21	Subsidiaries of the Company

23	Independent Auditors’ Consent

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Management contract or compensatory plan or agreement.