Form 10-Q
period 2003-12-31
RGC RESOURCES INC
filed 2004-02-13
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Class	Outstanding at December 31, 2003
Common Stock, $5 Par Value	2,014,576

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2003	September 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$1,412,945	$135,998
Accounts receivable - (less allowance for uncollectibles of $741,799 and $318,899, respectively)	18,902,360	6,183,162
Inventories	2,710,830	2,559,306
Prepaid gas service	10,995,800	14,782,752
Prepaid income taxes	—	1,079,802
Deferred income taxes	2,007,411	1,605,509
Under-recovery of gas costs	862,513	790,126
Unrealized gains on marked-to-market transactions	503,330	—
Other	1,032,883	541,322

Total current assets	38,428,072	27,677,977

Property, Plant And Equipment:
Utility plant in service	97,035,515	96,385,022
Accumulated depreciation and amortization	(39,494,819)	(38,586,345)

Utility plant in service, net	57,540,696	57,798,677
Construction work in progress	2,476,600	1,992,222

Utility Plant, Net	60,017,296	59,790,899

Nonutility property	21,019,094	20,793,278
Accumulated depreciation and amortization	(9,018,341)	(8,832,823)

Nonutility property, net	12,000,753	11,960,455

Total property, plant and equipment	72,018,049	71,751,354

Other Assets:
Goodwill	298,314	298,314
Other assets	774,220	769,754

Total other assets	1,072,534	1,068,068

Total Assets	$111,518,655	$100,497,399

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2003	September 30, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$32,959	$1,032,372
Borrowings under lines of credit	19,080,000	12,992,000
Dividends payable	574,562	571,458
Accounts payable	12,222,268	9,289,899
Income taxes payable	613,371	—
Customer deposits	620,628	477,465
Accrued expenses	4,273,320	4,798,106
Refunds from suppliers – due customers	44,776	42,320
Overrecovery of gas costs	2,611,624	1,172,585
Unrealized losses on marked to market transactions	189,381	319,264

Total current liabilities	40,262,889	30,695,469

Long-term Debt, Excluding Current Maturities	30,211,523	30,219,987

Deferred Credits:
Deferred income taxes	5,584,358	5,457,991
Deferred investment tax credits	258,046	266,338

Total deferred credits	5,842,404	5,724,329

Stockholders’ Equity:
Common stock, $5 par value; authorized, 10,000,000 shares; issued and outstanding 2,014,576 and 2,003,232 shares, respectively	10,072,880	10,016,160
Preferred stock, no par, authorized, 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	12,179,869	11,977,084
Retained earnings	13,043,761	12,018,920
Accumulated other comprehensive loss	(94,671)	(154,550)

Total stockholders’ equity	35,201,839	33,857,614

Total Liabilities and Stockholders’ Equity	$111,518,655	$100,497,399

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002

UNAUDITED

	Three Months Ended December 31,
	2003	2002
Operating Revenues:
Gas utilities	$25,232,488	$21,093,267
Propane operations	4,367,615	4,449,776
Energy marketing	4,493,413	2,716,562
Other	207,256	196,522

Total operating revenues	34,300,772	28,456,127

Cost of Sales:
Gas utilities	18,632,493	14,931,493
Propane operations	2,385,019	2,104,523
Energy marketing	4,436,987	2,643,631
Other	88,700	110,683

Total cost of sales	25,543,199	19,790,330

Operating Margin	8,757,573	8,665,797

Other Operating Expenses:
Operations	3,431,849	3,410,902
Maintenance	354,071	360,906
General taxes	470,463	459,076
Depreciation and amortization	1,369,518	1,335,529

Total other operating expenses	5,625,901	5,566,413

Operating Income	3,131,672	3,099,384
Other Expenses, net	(881)	39,309
Interest Expense	544,966	554,576

Income Before Income Taxes	2,587,587	2,505,499
Income Tax Expense	988,184	967,362

Net Income	$1,599,403	$1,538,137

Basic Earnings Per Common Share	$0.80	$0.78

Diluted Earnings Per Common Share	$0.79	$0.78

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002

UNAUDITED

	Three Months Ended December 31,
	2003	2002
Net Income	$1,599,403	$1,538,137
Reclassification of loss (gain) transferred to net income	19,650	(73,772)
Unrealized gain (loss) on cash flow hedges	40,229	(83,038)

Other comprehensive income (loss), net of tax	59,879	(156,810)

Comprehensive Income	$1,659,282	$1,381,327

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002

UNAUDITED

	Three Months Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,599,403	$1,538,137
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,428,757	1,391,516
Gain on asset disposition	(14,853)	(3,467)
Deferred taxes and investment tax credits	(283,827)	350,236
Changes in assets and liabilities which provided (used) cash, exclusive of changes and noncash transactions shown separately	(4,540,104)	(7,627,352)

Net cash used in operating activities	(1,810,624)	(4,350,930)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(1,712,366)	(1,891,849)
Cost of removal of utility plant, net	(26,239)	1,415
Proceeds from sales of assets	58,006	10,861

Net cash used in investing activities	(1,680,599)	(1,879,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	2,000,000	8,000,000
Retirement of long-term debt and capital leases	(2,132,876)	(32,330)
Net borrowings (repayments) under lines of credit	5,213,000	(1,396,000)
Cash dividends paid	(571,459)	(559,070)
Proceeds from issuance of stock	259,505	215,070

Net cash provided by financing activities	4,768,170	6,227,670

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,276,947	(2,833)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	135,998	288,030

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,412,945	$285,197

SUPPLEMENTAL INFORMATION:
Interest paid	$718,438	$922,940
Income taxes refunded, net	(383,928)	(825,067)

Noncash transactions:

The Company executed a $2,000,000 intermediate term note in October 2003, which resulted in the reclassification of $1,125,000 from current maturities of long-term debt and $875,000 from borrowings under lines of credit to long-term debt on the September 30, 2003 balance sheet as the Company met the requirements for making the reclassification.

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

1.	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly RGC Resources, Inc.’s financial position as of December 31, 2003 and the results of its operations and its cash flows for the three months ended December 31, 2003 and 2002. Because of seasonal and other factors, the results of operations for the three months ended December 31, 2003 are not indicative of the results to be expected for the fiscal year ending September 30, 2004. Quarterly earnings are affected by the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.

2.	The condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes thereto. The condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K.

3.	On October 1, 2003, Bluefield Gas Company executed a $2,000,000 unsecured 26 month note to refinance a portion of it’s maturing long-term debt and a portion of it’s outstanding line-of-credit balance. The note has a variable interest rate based on 30-day LIBOR plus 113 basis point spread. The note maturity was structured to correspond with maturity periods of other debt instruments of RGC Resources, Inc. to allow for a more comprehensive debt offering in the future. Because the Company had both the intent and ability to execute the note at the end of its fiscal year, the Company reclassified the $2,000,000 from current maturities of long-term debt and lines-of-credit to long-term debt on its September 30, 2003 Balance Sheet.

4.	The Company’s risk management policy allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations. The Company’s risk management policy specifically prohibits the use of derivatives for speculative purposes. The key market risks that RGC Resources, Inc. would seek to hedge include the price of natural gas and propane gas and the cost of borrowed funds.

The Company has historically entered into futures, swaps and caps for the purpose of hedging the price of propane in order to provide price stability during the winter months. During 2003, the Company had entered into propane price cap arrangements due to the uncertainty of energy prices during the current heating season. The price caps provide protection against increasing prices and allow the Company to benefit from reductions in energy prices. The price caps qualify as cash flow hedges; therefore, changes in the fair value are reported in other comprehensive income. No portion of the hedges were ineffective during the three months ended December 31, 2003 and 2002.

In addition, the Company has historically entered into futures, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. During 2003, the Company had entered into both price caps and swap

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

arrangements for the purchase of natural gas. The fair value of these instruments is recorded in the balance sheet with the offsetting entry to over-recovery or under-recovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia State Corporation Commission (SCC) and the West Virginia Public Service Commission (PSC) currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of these instruments will be passed through to customers when realized.

The Company also entered into an interest rate swap related to the $8,000,000 note issued in November 2002. The swap essentially converted the three-year floating rate note into fixed rate debt with a 4.18 percent interest rate. The swap qualifies as a cash flow hedge with changes in fair value reported in other comprehensive income.

A summary of the derivative activity is provided below:

	Propane Derivatives	Interest Rate Swap	Natural Gas Derivative	Total
Three Months Ended December 31, 2003
Unrealized gains/(losses) on derivatives	$47,082	$18,513	$—	$65,595
Income tax (expense)/benefit	(18,338)	(7,028)	—	(25,366)

Net unrealized gains/(losses)	28,744	11,485	—	40,229

Transfer of realized losses/(gains) to income	(9,702)	41,220	—	31,518
Income tax (benefit)/expense	3,779	(15,647)	—	(11,868)

Net transfer of realized losses/(gains) to income	(5,923)	25,573	—	19,650

Net other comprehensive income/(loss)	$22,821	$37,058	$—	$59,879

Unrealized gain/(loss) on marked to market transactions	$37,380	$(189,381)	465,950	$313,949

Accumulated comprehensive income/(loss)	22,821	$(117,492)	—	$(94,671)

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

	Propane Derivatives	Interest Rate Swap	Natural Gas Derivative	Total
Three Months Ended December 31, 2002
Unrealized gains/(losses) on derivatives	$80,498	$(213,059)	$—	$(132,561)
Income tax (expense)/benefit	(31,354)	80,877	—	49,523

Net unrealized gains/(losses)	49,144	(132,182)	—	(83,038)

Transfer of realized losses/(gains) to income	(120,839)	—	—	(120,839)
Income tax benefit/expense	47,067	—	—	47,067

Net transfer of realized losses/(gains) to income	(73,772)	—	—	(73,772)

Net other comprehensive income/(loss)	$(24,628)	$(132,182)	$—	$(156,810)

Unrealized gain/(loss) on marked to market transactions	$179,550	$(213,059)	1,351,500	$1,317,991

Accumulated comprehensive income/(loss)	109,615	$(132,182)	—	$(22,567)

5.	Basic earnings per common share are based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding for the three-month period ended December 31, 2003 was 2,010,247 compared to 1,967,635 for the same period last year. The weighted average number of shares outstanding assuming dilution was 2,021,897 for the three-month period ended December 31, 2003 compared to 1,968,735 for the same period last year. The difference between the weighted average number of shares for the calculation of basic and diluted earnings per share relates to the dilutive effect associated with the assumed issuance of stock options as calculated using the Treasury Stock method.

6.	RGC Resources, Inc.’s reportable segments are included in the following table. The segments are comprised of natural gas, propane, energy marketing and other. Other is composed of appliance services, information system services and certain corporate eliminations.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

	Natural Gas	Propane	Energy Marketing	Other	Total
For the Three Months Ended December 31, 2003
Operating revenues	25,232,488	4,367,615	4,493,413	207,256	34,300,772
Operating margin	6,599,995	1,982,596	56,426	118,556	8,757,573
Income before income taxes	1,951,938	473,747	45,419	116,483	2,587,587
As of December 31, 2003:
Total assets	93,227,592	14,208,989	3,648,444	433,630	111,518,655
Gross additions to long-lived assets	1,262,905	449,334		127	1,712,366
For the Three Months Ended December 31, 2002
Operating revenues	21,093,267	4,449,776	2,716,562	196,522	28,456,127
Operating margin	6,161,774	2,345,253	72,931	85,839	8,665,797
Income before income taxes	1,582,514	775,282	63,033	84,670	2,505,499
As of December 31, 2002:
Total assets	81,776,129	15,645,906	1,579,741	622,832	99,624,608
Gross additions to long-lived assets	1,100,466	791,383			1,891,849

7.	The Company has a Key Employee Stock Option Plan (the “Plan”), which is intended to provide the Company’s executive officers with long-term (ten-year) incentives and rewards tied to the price of the Company’s common stock. The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for this Plan. No stock-based employee compensation expense is reflected in net income as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the options granted under the Plan.

	3 Months Ended December 31
	2003	2002
Net income, as reported	$1,599,403	$1,538,137
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	—	(3,291)

Pro forma net income	$1,599,403	$1,534,846

Earnings per share:
Basic - as reported	$0.80	$0.78

Basic - pro forma	$0.80	$0.78

Diluted - as reported	$0.79	$0.78

Diluted - pro forma	$0.79	$0.78

Weighted Average Shares	2,010,247	1,967,635
Diluted Average Shares	2,021,897	1,968,735

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

8.	The Company has both a defined benefit pension plan (the “pension plan”) and a post retirement benefits plan (the “post retirement plan”). The pension plan covers substantially all of the Company’s employees and provides retirement income based on years of service and employee compensation. The post retirement plan provides certain healthcare and supplemental life insurance benefits to retired employees who meet specific age and service requirements. Net pension plan and post retirement plan expense recorded by the Company is detailed as follows:

	Three Months Ended December 31
	2003	2002
Components of net periodic pension cost:
Service cost	$95,397	$75,217
Interest cost	153,347	150,569
Expected return on plan assets	(127,100)	(127,535)
Amortization of unrecognized transition obligation	—	283
Recognized (gain) loss	30,888	5,856

Net periodic pension cost	$152,532	$104,390

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

	Three Months Ended December 31
	2003	2002
Components of net periodic postretirement benefit cost:
Service cost	$50,414	$42,877
Interest cost	136,776	138,855
Expected return on plan assets	(33,630)	(30,410)
Amortization of unrecognized transition obligation	59,325	59,325
Recognized (gain) loss	28,225	14,977

Net periodic benefit cost	$241,110	$225,624

Total expected employer funding contributions during the fiscal year ended September 30, 2004 are $700,000 for the pension plan and $750,000 for the post retirement plan.

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

10.

The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on October 1, 2002. SFAS No. 143 requires the reporting at fair value of a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition,

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

construction or development. Management has determined that the Company has no material legal obligations for the retirement of its assets. However, the Company provides a provision, as part of its depreciation expense, for the ultimate cost of asset retirements and removal. Removal costs are not a legal obligation as defined by SFAS No. 143 but rather the result of cost-based regulation and therefore accounted for under the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. The accumulated depreciation amount reflected on the Company’s Balance Sheet at December 31, 2003 and September 30, 2003 contains approximately $5.6 million and $5.4 million of accumulated provisions for retirement costs.

The Company also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on October 1, 2002. The adoption of the standard had no material impact on the Company’s financial position or results of operations.

On January 12, 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This FASB Staff Position was issued in response to the new law that introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FSP 106-1, the Company is disclosing the existence of the Act and indicating its intention to elect to defer the accounting for the Act due to the inability to accurately assess the impact to the Company and the absence of sufficient guidance on accounting for this Act. As such, the accumulated postretirement benefit obligation and net periodic postretirement benefit cost included in the condensed financial statements and accompany notes do not reflect the effects of the Act on the Company’s postretirement benefit plan. Furthermore, when guidance is issued related to accounting for the federal subsidy, the information currently included in the financial statements could change. The Company is currently evaluating the need to amend its medical and postretirement benefit plan in order to maximize any benefits offered from the new Act.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

RGC Resources, Inc. is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 59,300 residential, commercial and industrial customers in Roanoke, Virginia and Bluefield, Virginia and West Virginia and the surrounding areas through its Roanoke Gas Company and Bluefield Gas Company subsidiaries. Natural gas service is provided at rates and for the terms and conditions set forth by the State Corporation Commission (SCC) in Virginia and the Public Service Commission (PSC) in West Virginia.

RGC Resources, Inc. also provides unregulated energy products through Diversified Energy Company, which operates as Highland Propane Company and Highland Energy Company. Highland Propane sells and distributes propane to approximately 18,500 customers in western Virginia and southern West Virginia. Highland Energy brokers natural gas to several industrial transportation customers of Roanoke Gas Company and Bluefield Gas Company. Propane sales have become a more significant portion of the consolidated operation with an annual growth rate that far exceeds the growth in natural gas customers.

RGC Resources, Inc. also provides information system services to software providers in the utility industry through RGC Ventures, Inc. of Virginia, which operates as Application Resources.

Management views warm winter weather; energy conservation, fuel switching and bad debts due to high energy prices; and competition from alternative fuels each as factors that could have a significant impact on the Company’s earnings.

For the quarter ended December 31, 2003, rising energy prices continued to be a primary concern for management as higher prices could result in customer retention issues, higher customer account delinquencies and reduced usage through conservation and fuel switching. In addition, the warmer weather has led to reduced deliveries of both natural gas and propane as compared to the same period last year.

Results of Operations

Consolidated net income for the three-month period ended December 31, 2003 was $1,599,403 compared to $1,538,137 for the same period last year.

Total operating revenues for the three months ended December 31, 2003 increased by $5,844,645, or 21 percent, compared to the same period last year, primarily due to increasing gas costs and implementation of base rate increases. The average cost of natural gas and propane increased by 35 percent and 24 percent, respectively. Sales volumes declined for both the natural gas and propane activity with total regulated natural gas deliveries decreasing by more than 3 percent, while propane deliveries declined by nearly 9 percent. The total number of heating-degree days (an industry measure by which the average daily temperature falls below 65

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

degrees Fahrenheit) declined by 11 percent from the same period last year. Energy marketing volumes, on the other hand, increased by 27 percent due in part to the recovering economy and to the return of a few customers who had purchased natural gas from other sources. Other revenues increased by 5 percent due to a higher level of service billing work.

	Quarter Ended 12/31/03	Quarter Ended 12/31/02	Increase/ (Decrease)	Percentage
Operating Revenues
Gas Utilities	25,232,488	21,093,267	4,139,221	20%
Propane Operations	4,367,615	4,449,776	(82,161)	-2%
Energy Marketing	4,493,413	2,716,562	1,776,851	65%
Other	207,256	196,522	10,734	5%

Total Operating Revenues	34,300,772	28,456,127	5,844,645	21%

Total operating margin increased by $91,776, or 1 percent, for the quarter ended December 31, 2003 over the same period last year. Regulated natural gas margins increased by $438,221, or 7 percent, even though total delivered volume (tariff and transporting) decreased by 126,025 dekatherms, or 3 percent. Tariff sales, primarily consisting of residential and commercial usage, declined 8 percent due to the 11 percent decline in heating degree-days from the same period last year. Transporting volumes, which correlate more with economic conditions rather than weather, provided a strong increase of 14 percent, reflecting improvement in the economy and increased industrial production. The Company was able to realize an increase in the regulated natural gas margins due to a non gas cost rate increase effective October 16, 2003 for Roanoke Gas Company and the implementation of a new billing rate structure in April 2003 which allowed Roanoke Gas Company to recover the specific costs associated with financing its investment in gas inventory and prepaid gas service. Both Roanoke Gas Company and Bluefield Gas Company placed increased rates into effect during the quarter ended December 31, 2003. Roanoke Gas Company’s rates were placed into effect subject to refund pending a final order from the Virginia SCC. Bluefield Gas Company’s rates were placed into effect in accordance with a final rate order issued by the West Virginia PSC. As a result of the rate increases, the Company realized approximately $196,000 in additional customer base charges, which is a flat monthly fee billed to each natural gas customer, and approximately $270,000 associated with increase in the volumetric price of natural gas. More information regarding the rate increase may be found under the Regulatory Affairs section below.

Furthermore, prior to April 2003, billing rates for Roanoke Gas Company customers included a component to recover the financing costs of natural gas inventory and prepaid gas service based upon historical inventory levels and historical interest rates and the allowed rate of return on equity. Therefore, when costs increased, the Company had to absorb the higher financing costs without rate relief. The new rate structure provides for a different recovery mechanism, which

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

also results in different timing of revenue recognition. The Company is able to recover higher financing costs related to increased inventory and prepaid gas balances arising from higher gas costs; conversely, the Company will pass along savings to customers if financing costs decrease due to lower inventory and prepaid gas balances resulting from reductions in gas costs. The new rate structure resulted in the recognition of additional revenue related to the recovery of these financing costs during fiscal 2003. Under the new rate structure, the revenue associated with the calculated carrying cost is accrued based upon gas inventory and prepaid gas levels, primarily during the summer and fall as gas is being injected into storage. Under the previous rate structure, the majority of the revenue was recorded in winter and early spring when customers were billed for higher levels of gas consumption. As a result of the new rate structure, the Company recorded approximately $170,000 in additional revenues and margin related to the carrying costs during the current quarter. Of the $170,000, approximately $61,000 was associated with recovery of financing costs on higher cost inventory and prepaid gas balances, while the remaining balance represents a timing issue on revenue recognition. Consequently, for comparative purposes, revenues will be lower in the second quarter of fiscal 2004 when inventory levels and the related carrying cost accruals are lower. If the impact of any weather differential between periods is ignored, management anticipates most of the reduction in revenues in the second quarter will be offset by the rate increase implemented in October 2003.

	Quarter Ended 12/31/03	Quarter Ended 12/31/02	Increase/ (Decrease)	Percentage
Operating Margin
Gas Utilities	6,599,995	6,161,774	438,221	7%
Propane Operations	1,982,596	2,345,253	(362,657)	-15%
Energy Marketing	56,426	72,931	(16,505)	-23%
Other	118,556	85,839	32,717	38%

Total Operating Margin	8,757,573	8,665,797	91,776	1%

Propane margins decreased by $362,657, or 15 percent, on a 287,223, or 9 percent, gallon decline in deliveries from the same period last year. The decrease in volumes is attributable to the warmer weather. In addition to the margin impact from weather, propane operations realized only a $9,702 derivative gain for the quarter ended December 31, 2003 compared to a realized derivative gain of $120,839 for the same period last year. Rapidly increasing propane prices and competition also contributed to the decline in margin due to price resistance from customers. The energy marketing division margin decreased by $16,505 even though total sales volume increased by 157,252 dekatherms, or 27 percent. The increase in sales volumes was associated with improving economic conditions and the return of a few customers from other marketers. The decline in margin was expected as the current unit margins for the energy marketing operations reflect current and long-term market expectations due to higher energy prices and

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

competition. Other margins increased by $32,717, or 38 percent, due to increased level of billable service work.

The table below reflects volume activity and heating degree-days.

	Quarter Ended 12/31/03	Quarter Ended 12/31/02	Increase/ (Decrease)	Percentage
Delivered Volumes
Regulated Natural Gas (DTH)
Tariff Sales	2,727,113	2,960,932	(233,819)	-8%
Transportation	860,201	752,407	107,794	14%

Total	3,587,314	3,713,339	(126,025)	-3%
Propane (Gallons)	3,062,263	3,349,486	(287,223)	-9%
Highland Energy (DTH)	741,117	583,865	157,252	27%
Heating Degree Days (Unofficial)	1,487	1,674	(187)	-11%

Operations expenses increased by $20,947, or less than one percent, for the three-month period ended December 31, 2003 compared to the same period last year. Increase in bad debt expense of $39,263, due to higher revenues, and increase in corporate insurance premiums of $39,000 were nearly offset by modest declines in operations labor and certain other expenses. Maintenance expenses were comparable to the same period last year, decreasing by $6,835, or 2 percent. The Company’s primary maintenance focus during the quarter was pipeline maintenance and leak repair.

General taxes increased $11,387, or 2 percent, for the three-month period ended December 31, 2003 compared to the same period last year primarily due to increased business and occupation (B&O) taxes, a revenue sensitive tax, related to higher revenues in the West Virginia natural gas operations.

Interest charges decreased by $9,610, or nearly 2 percent, even though the Company’s average total debt position during the current quarter increased by 12 percent over the same period last year. The increase in average total debt for the quarter was attributable to capital expenditures and the funding of higher accounts receivable balances and prepaid gas service related to higher energy prices. The overall average interest rate on total debt decreased from 5.09 percent to 4.48 percent. The decline in the overall average interest rate was attributed to the 22 percent decline

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in the Company’s average short-term line-of-credit rates as a result of the Federal Reserve’s continuing reductions in interest rates and lower interest rates on the variable rate portion of the Company’s long-term debt.

Income tax expense increased by $20,822, which corresponds to the increase in pre-tax income for the quarter.

The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2004. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the gas business. Any improvement or decline in earnings depends primarily on weather conditions during the remaining winter months and the level of operating and maintenance costs during the remainder of the year.

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

Bad debt reserves – The Company evaluates the collectibility of its accounts receivable balances based upon a variety of factors including loss history, level of delinquent account balances and general economic climate.

Retirement plans – The Company offers a defined benefit pension plan and a post-retirement medical plan to eligible employees. The expenses and liabilities associated with these plans are determined through actuarial means requiring the estimation of certain assumptions and factors. In regard to the pension plan, these factors include assumptions regarding discount rate, expected long-term rate of return on plan assets, compensation increases and life expectancies, among

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

others. Similarly, the post-retirement medical plan also requires the estimation of many of the same factors as the pension plan in addition to assumptions regarding rate of medical inflation and Medicare availability. Actual results may differ materially from the results expected from the actuarial assumptions due to changing economic conditions, volatility in interest rates and changes in life expectancy to name a few. Such differences may result in a material impact on the amount of expense recorded in future periods or the value of the obligations on the balance sheet.

Derivatives – As discussed in the “Item 3—Qualitative and Quantitative Disclosures about Market Risk” section below, the Company hedges certain risks incurred in the normal operation of business through the use of derivative instruments. The Company applies the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivative instruments as assets or liabilities in the Company’s balance sheet at fair value. Fair value is based upon quoted futures prices for the commodities of propane and natural gas. Changes in the commodity and futures markets will impact the estimates of fair value in the future. Furthermore, the actual market value at the point of realization of the derivative may be significantly different from the futures value used in determining fair value in prior financial statements.

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

Asset Management

Effective November 1, 2001, Roanoke Gas Company and Bluefield Gas Company (the Companies) entered into a contract with a third party (counter-party) to provide future gas supply needs. The counter-party has also assumed the management and financial obligation of the Company’s firm transportation and storage agreements. In connection with the agreement, the Companies exchanged gas in storage at November 1, 2001 for the right to receive an equal amount of gas in the future as provided by the agreement. As a result of this arrangement, natural gas inventories on the balance sheet are replaced with a new classification called “prepaid gas service.” This contract expires on October 31, 2004. Management is in the preliminary stages of soliciting bids for the replacement of this contract.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Under the asset management agreement, the Companies no longer have title or ownership of the physical asset; instead, the Companies make monthly payments for the right to receive gas in the future. Therefore, a greater risk exists regarding the ultimate realization of the prepayment depending on the ongoing viability of the counter-party. The Companies have attempted to mitigate the risks in the event of a failure to perform or bankruptcy on the part of the counter-party by requiring certain contractual restrictions on inventory and other provisions. As of December 31, 2003, the total value of prepaid gas service on the Balance Sheet was $10,995,800.

Energy Costs

Natural gas and propane commodity prices have been at unusually high levels over the last several quarters, and the Company entered the current heating season with its highest embedded prepaid and inventory gas costs. Management perceives a significant reason for high energy prices is the accumulated impact of years of inconsistent regulatory policy and the continued failure of Congress and the President to pass meaningful national energy use and resource development legislation. In the absence of such legislation, accessible natural gas reserves will continue to decline as well as increased demand for natural gas from electric generation facilities will keep natural gas prices at elevated levels. In recognition of these issues, management believes that it has planned for adequate supplies to fulfill customer needs for the current winter. In addition, management believes that it has hedged against significant further escalation of prices for the current heating season based on normal weather volume projections. The Company uses various hedging mechanisms including summer storage injections, financial instruments and fixed price contracts to limit weather driven volatility in energy prices.

Natural gas costs are fully recoverable under the present regulatory Purchased Gas Adjustment (PGA) mechanisms, and increases and decreases in the cost of gas are passed through to the Company’s customers. The unregulated propane and energy marketing operations are able to more rapidly adjust pricing structures to compensate for increasing costs. However, due to the competitive nature of these unregulated markets, there can be no assurance that the Company can adjust its pricing to sufficiently recover cost increases without negatively affecting sales and competitive position.

Although rising energy prices are recoverable through the PGA mechanism for the regulated operations, high energy prices may have a negative impact on earnings through increases in bad debt expense and higher interest costs because the delay in recovering higher gas costs requires borrowing to temporarily fund receivables from customers, LNG (liquefied natural gas) and prepaid gas service levels. As discussed in the results of operations, the new rate structure implemented in April 2003 will provide the Company a level of protection against the impact that rising energy prices may have on bad debts and carrying costs on LNG storage and prepaid gas service by allowing for more timely recovery of these costs. However, this new rate structure will not protect the Company from increased rate of bad debts or increases in interest rates.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory Affairs

During the quarter ended December 31, 2003, Roanoke Gas Company placed into effect new base rates effective for service rendered on and after October 16, 2003 to provide for approximately $1,800,000 in additional annual revenues. These higher rates are subject to refund pending a final order by the Virginia SCC. The Company has recorded an estimated reserve that management believes may be refundable to customers based upon its current assessment of its rate increase request. The amount of the final rate award may be more or less that the amount reflected in the financial statements and will not be known until the final order is received.

In addition, Bluefield Gas Company placed into effect new base rates effective for service rendered on and after December 4, 2003. The case was settled with a final order from the West Virginia PSC approving an increase in annual rates of $112,000 in addition to a provision to recover the deferred expense associated with the restoration of service to customers resulting from the gas line rupture in January 2003. A $0.05 per billing unit will be included in Bluefield Gas customers’ billings until the deferred expenses are fully recovered. Bluefield Gas Company filed a new application for increased rates in January 2004.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Company’s primary capital needs are for the funding of its continuing construction program and the seasonal funding of its accounts receivable, LNG storage and gas prepayment requirements under the asset management contract. The Company’s construction program is composed of a combination of replacing old bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of natural gas and propane service to new customers. Total capital expenditures were $1,712,366 and $1,891,849 for the three-month periods ended December 31, 2003 and 2002, respectively. The Company’s total capital budget for the current year is approximately $7,200,000. It is anticipated that these costs and future capital expenditures will be funded with the combination of operating cash flow, sale of Company equity securities through the Dividend Reinvestment and Stock Purchase Plan and issuance of debt.

The Company also funds seasonal levels of gas prepayments, LNG storage and accounts receivables. From April through October, the Company prepays its asset manager for the right to receive additional natural gas in the colder winter months. This gas prepayment replaces the old underground natural gas storage that was used prior to the asset management contract. Furthermore, a majority of the Company’s sales and billings occur during the winter months. As a result, accounts receivable balances increase during these months and decrease during the summer months. Total accounts receivable balances were $18,902,360 and $15,338,184 at December 31, 2003 and 2002, respectively.

The level of borrowing under the Company’s line of credit agreements can fluctuate significantly due to the time of the year, changes in the wholesale price of energy and weather outside the normal temperature ranges. As the wholesale price of natural gas increases, short-term debt generally increases because the payment to the Company’s energy suppliers is due before the Company can recover its costs through the monthly billing of its customers. In addition, colder weather requires the Company to purchase greater volumes of natural gas, the cost of which is recovered from customers on a delayed basis.

At December 31, 2003, the Company had available lines of credit for its short-term borrowing needs totaling $28,000,000, of which $19,080,000 was outstanding. The terms of short-term borrowings are negotiable, with variable rates based upon 30 day Libor. These lines of credit expire March 31, 2004, unless extended. The Company anticipates being able to extend or replace the lines of credit upon expiration.

On October 1, 2003, Bluefield Gas Company executed an $2,000,000 unsecured 26 month note to refinance a portion of it’s maturing long-term debt and a portion of it’s outstanding line-of-credit balance. The note has a variable interest rate based on 30-day LIBOR plus 113 basis point spread. The note maturity was structured to correspond with maturity periods of other debt instruments of RGC Resources, Inc. to allow for a more comprehensive debt offering in the future. Because the Company had both the intent and ability to execute the note at the end of its

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

fiscal year, the Company reclassified the $2,000,000 from current maturities of long-term debt and lines-of-credit to long-term debt on its September 30, 2003 Balance Sheet.

At December 31, 2003, the Company’s capitalization consisted of 46 percent in long-term debt and 54 percent in common equity.

Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include the following: (i) failure to earn on a consistent basis an adequate return on invested capital; (ii) increasing expenses and labor costs and labor availability; (iii) price competition from alternative fuels; (iv) volatility in the price and availability of natural gas and propane; (v) uncertainty in the projected rate of growth of natural gas and propane requirements in the Company’s service area; (vi) general economic conditions both locally and nationally; (vii) increases in interest rates; (viii) increased customer delinquencies and conservation efforts resulting from high fuel costs and/or colder weather; (ix) developments in electricity and natural gas deregulation and associated industry restructuring; (x) variations in winter heating degree-days from normal; (xi) changes in environmental requirements and cost of compliance; (xii) impact of potential increased governmental oversight and compliance costs due to the Sarbanes-Oxley law; (xiii) cost and availability of property and liability insurance in the wake of terrorism concerns and corporate failures; (xiv) ability to raise debt or equity capital in the wake of recent corporate financial irregularities; (xv) impact of uncertainties in the Middle East; (xvi) failure of Congress to pass a comprehensive energy policy could serve to perpetuate high energy prices; and (xvii) new accounting standards issued by the Financial Accounting Standards Board, which could change the accounting treatment for certain transactions. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast” or similar words or future or conditional verbs such as “will,” “would,” “should,” “could” or “may” are intended to identify forward-looking statements.

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

The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At December 31, 2003, the Company had $19,080,000 outstanding under its lines of credit, $2,500,000 outstanding on an intermediate-term variable rate note for Highland Propane and $2,000,000 outstanding on an intermediate-term variable rate note for Bluefield Gas. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable rate debt outstanding at December 31, 2003 would have resulted in an increase in quarterly interest expense of approximately $59,000. The Company also has an $8,000,000 intermediate term variable rate note that is currently being hedged by a fixed rate interest swap.

The Company manages the price risk associated with purchases of natural gas and propane by using a combination of fixed price contracts, prepaid gas service payments and derivative commodity instruments including futures, price caps, swaps and collars. As of December 31, 2003, the Company had entered into derivative price cap agreements for the purpose of hedging the price of propane gas. With respect to propane gas, a hypothetical 10 percent reduction in market price would result in a decrease in fair value for the Company’s propane gas derivative contracts of approximately $37,000.

As of December 31, 2003, the Company had entered into both derivative price caps and swap arrangements for the purpose of hedging the price of natural gas Any cost incurred or benefit received from the derivative arrangement is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia SCC and the West Virginia PSC currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contract will be passed through to customers when realized. A hypothetical 10% reduction in the market price of natural gas would result in a decrease in fair value of approximately $293,000 for the Company’s natural gas derivative contracts.

ITEM 4 – CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003, the Company’s Chief Executive Officer and principal financial officer have concluded that these disclosure controls and procedures are effective. There has been no change during the quarter ended December 31, 2003, in the Company’s internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, this internal control over financial reporting.

Part II – Other Information

ITEM 2 – CHANGES IN SECURITIES.

Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the “Restricted Stock Plan”), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions (“restricted stock”). A participant can, subject to approval of Directors of the Company (the “Board”), elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company’s common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on section 3(a)(11) and section 4(2) exemptions under the Securities Act of 1993 (the “Act”) and will vest only in the case of the participant’s death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant’s voluntary resignation during his term on the Board or (ii) removal for cause. During the quarter ended December 31, 2003, the Company issued a total of 650.894 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

Investment Date	Price	Number of Shares
10/1/2003	$22.930	216.363
11/3/2003	$22.920	216.457
12/1/2003	$22.750	218.074

On October 1, 2003, November 3, 2003 and December 1, 2003, the Company issued a total of 202.054 shares of its common stock as bonuses to certain employees and management personnel as rewards for performance and length of service. The 202.054 shares were not issued in a transaction constituting a “sale” within the meaning of section 2(3) of the Act.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Number	Description

10 (m)(m)(m)	Loan agreement by and between Bank of America, N.A. and Bluefield Gas Company dated September 26, 2003.

10 (n)(n)(n)	Promissory note by and between Bank of America, N.A. and Bluefield Gas Company dated September 26, 2003.

Part II – Other Information

10(o)(o)(o)	Unconditional guaranty by and between RGC Resources, Inc. and Bank of America, N.A.

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(b)	Reports on Form 8-K

On December 22, 2003, the Company filed a current report on Form 8-K, dated December 22, 2003, furnishing under Item 12 thereof a press release announcing the financial results for the fiscal year ended September 30, 2003, including the applicable financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC Resources, Inc.

Date: February 13, 2004	By:	/s/ Howard T. Lyon

Howard T. Lyon Vice-President, Treasurer and Controller (Principal Financial Officer)