Form 10-K/A
period 2003-09-30
RGC RESOURCES INC
filed 2004-04-21
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the RGC Resources, Inc. 2003 Annual Report to Shareholders are incorporated by reference into Part II hereof.

Portions of the RGC Resources, Inc. Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of RGC Resources, Inc. and Subsidiaries for the fiscal year ended September 30, 2003 is being filed for the purpose of amending and revising Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data. In accordance with accounting guidance issued subsequent to the original Annual Report on Form 10-K filing on December 17, 2003, the original Annual Report on Form 10-K is being amended to reflect the reclassification of amounts recorded for the cost of removal of utility plant, previously recognized within accumulated depreciation, as a separate liability for the periods ended September 30, 2002, 2001, 2000 and 1999 and a regulatory liability for the period ended September 30, 2003. This amendment does not reflect events occurring after the original filing of the Form 10-K or substantively modify or update those disclosures except as stated in the preceding sentence.

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

Item 6.	Selected Financial Data.

Years Ended September 30,	2003	2002	2001		2000	1999
Operating Revenues	$104,361,559	$80,225,673	$117,443,147		$77,749,995	$64,202,709
Operating Margin	29,724,714	24,831,089	28,173,186		26,040,519	23,892,521
Operating Income	8,064,174	6,136,417	6,728,633		6,915,177	6,649,827
Net Income	3,528,389	2,486,895	2,306,615		2,873,702	2,883,407
Basic Earnings Per Share	1.78	1.28	1.21	*	1.54	1.59

Cash Dividends Declared Per Share	1.14	1.14	1.12		1.10	1.08
Book Value Per Share	16.90	16.36	16.05		15.94	15.36
Average Shares Outstanding	1,983,970	1,939,511	1,898,697		1,863,275	1,814,864
Total Assets**	105,947,101	96,978,115	97,324,955		90,451,800	80,132,374

Long-Term Debt (Less Current Portion)	30,219,987	30,377,358	22,507,485		23,310,522	23,336,614
Stockholders' Equity	33,857,614	32,068,997	30,725,072		29,985,871	28,154,923
Shares Outstanding at Sept. 30	2,003,232	1,960,418	1,914,603		1,881,733	1,832,771

*	Reflects $.32 per share impairment loss.
**	Reflects reclassification of estimated cost of removal of utility plant previously recognized in accumulated depreciation to a separate liability.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RGC Resources, Inc. and

Subsidiaries

Consolidated Financial Statements

as of and for the Years Ended

September 30, 2003, 2002 and 2001,

and Independent Auditors’ Report

RGC RESOURCES, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of RGC Resources, Inc.:

We have audited the accompanying consolidated balance sheets of RGC Resources, Inc. and subsidiaries (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche

December 17, 2003

(April 10, 2004 as to Note 15)

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND 2002

	2003	2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$135,998	$288,030
Accounts receivable, less allowance for doubtful accounts of $318,899 in 2003 and $155,062 in 2002	6,183,162	4,460,867
Inventories	2,559,306	2,172,808
Prepaid gas service	14,782,752	9,372,493
Prepaid income taxes	1,079,802	1,189,154
Deferred income taxes	1,605,509	2,579,879
Under-recovery of gas costs	790,126	—
Unrealized gains on marked-to-market transactions	—	1,779,891
Other	541,322	453,804

Total current assets	27,677,977	22,296,926

UTILITY PLANT:
In service	96,385,022	89,504,217
Accumulated depreciation and amortization	(33,136,643)	(29,809,979)

In service, net	63,248,379	59,694,238

Construction work in progress	1,992,222	1,810,520

Utility plant, net	65,240,601	61,504,758

NONUTILITY PROPERTY:
Nonutility property	20,793,278	19,869,186
Accumulated depreciation and amortization	(8,832,823)	(7,659,087)

Nonutility property, net	11,960,455	12,210,099

OTHER ASSETS:
Goodwill	298,314	298,314
Other assets	769,754	668,018

Total other assets	1,068,068	966,332

TOTAL	$105,947,101	$96,978,115

(Continued)

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND 2002

	2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,032,372	$105,127
Borrowings under lines of credit	12,992,000	8,991,000
Dividends payable	571,458	559,069
Accounts payable	9,289,899	7,897,084
Customer deposits	477,465	543,891
Accrued expenses	4,798,106	3,961,174
Refunds from suppliers—due customers	42,320	51,889
Over-recovery of gas costs	1,172,585	1,742,905
Unrealized losses on marked-to-market transactions	319,264	—

Total current liabilities	30,695,469	23,852,139

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES	30,219,987	30,377,358

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	5,457,991	5,802,417
Deferred investment tax credits	266,338	300,544
Asset Retirement Obligations	5,449,702	4,576,660

Total deferred credits and other liabilities	11,174,031	10,679,621

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

CAPITALIZATION:
Stockholders’ equity:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 2,003,232 and 1,960,418 shares in 2003 and 2002, respectively	10,016,160	9,802,090
Preferred stock, no par; authorized 5,000,000 shares; no shares issued and outstanding in 2003 and 2002	—	—
Capital in excess of par value	11,977,084	11,374,173
Retained earnings	12,018,920	10,758,491
Accumulated other comprehensive income (loss)	(154,550)	134,243

Total stockholders’ equity	33,857,614	32,068,997

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,947,101	$96,978,115

See notes to consolidated financial statements.		(Concluded	)

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

	2003	2002	2001
OPERATING REVENUES:
Gas utilities	$75,321,337	$57,647,947	$86,195,121
Propane operations	15,211,015	10,718,404	14,929,570
Energy marketing	13,091,137	11,107,532	14,756,066
Other	738,070	751,790	1,562,390

Total operating revenues	104,361,559	80,225,673	117,443,147

COST OF SALES:
Gas utilities	53,895,656	38,616,769	65,227,777
Propane operations	7,518,371	5,511,314	8,678,227
Energy marketing	12,806,095	10,841,871	14,231,107
Other	416,723	424,630	1,132,850

Total cost of sales	74,636,845	55,394,584	89,269,961

OPERATING MARGIN	29,724,714	24,831,089	28,173,186

OTHER OPERATING EXPENSES:
Operations	13,115,861	10,758,661	12,176,932
Maintenance	1,671,255	1,245,261	1,396,544
General taxes	1,674,441	1,504,422	2,343,351
Depreciation and amortization	5,198,983	5,114,320	4,828,096
Impairment loss	—	72,008	699,630

Total other operating expenses	21,660,540	18,694,672	21,444,553

OPERATING INCOME	8,064,174	6,136,417	6,728,633
OTHER EXPENSES—Net	223,517	104,956	113,149
INTEREST EXPENSE	2,172,342	2,050,754	2,748,850

INCOME BEFORE INCOME TAXES	5,668,315	3,980,707	3,866,634
INCOME TAX EXPENSE	2,139,926	1,493,812	1,560,019

NET INCOME	3,528,389	2,486,895	2,306,615
OTHER COMPREHENSIVE INCOME (LOSS)—Net of tax	(288,793)	209,097	(74,854)

COMPREHENSIVE INCOME	$3,239,596	$2,695,992	$2,231,761

BASIC EARNINGS PER SHARE	$1.78	$1.28	$1.21

DILUTED EARNINGS PER SHARE	$1.77	$1.28	$1.21

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	1,983,970	1,939,511	1,898,697

Diluted	1,989,460	1,942,058	1,902,293

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE—October 1, 2000	$9,408,665	$10,262,252	$10,314,954	$—	$29,985,871
Net income			2,306,615		2,306,615
Gains (losses) on hedging activities, net of tax				(74,854)	(74,854)
Cash dividends declared ($1.12 per share)			(2,131,194)		(2,131,194)
Issuance of common stock (32,870 shares)	164,350	474,284			638,634

BALANCE—September 30, 2001	9,573,015	10,736,536	10,490,375	(74,854)	30,725,072
Net income			2,486,895		2,486,895
Gains (losses) on hedging activities, net of tax				209,097	209,097
Cash dividends declared ($1.14 per share)			(2,218,779)		(2,218,779)
Issuance of common stock (45,815 shares)	229,075	637,637			866,712

BALANCE—September 30, 2002	9,802,090	11,374,173	10,758,491	134,243	32,068,997
Net income			3,528,389		3,528,389
Gains (losses) on hedging activities, net of tax				(288,793)	(288,793)
Cash dividends declared ($1.14 per share)			(2,267,960)		(2,267,960)
Issuance of common stock (42,814 shares)	214,070	602,911			816,981

BALANCE—September 30, 2003	$10,016,160	$11,977,084	$12,018,920	$(154,550)	$33,857,614

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,528,389	$2,486,895	$2,306,615
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,422,074	5,297,678	4,967,332
Impairment loss	—	72,008	699,630
(Gain) loss on asset disposition	(5,640)	1,872	5,944
Change in over/under recovery of gas costs	364,268	(1,932,247)	3,003,839
Deferred taxes and investment tax credits	681,386	1,686,802	(1,218,486)
Other noncash items, net	(101,736)	(296,926)	150,503
Changes in assets and liabilities which provided (used) cash:
Accounts receivable and customer deposits, net	(1,788,721)	2,707,666	(879,956)
Inventories and prepaid gas service	(5,796,757)	1,928,685	(1,052,659)
Other current assets	21,834	(858,825)	110,473
Accounts payable and accrued expenses	2,229,747	(168,850)	(2,709,804)
Refunds from suppliers—due customers	(9,569)	(64,869)	(106,251)

Net cash provided by operating activities	4,545,275	10,859,889	5,277,180

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(8,347,654)	(8,614,454)	(8,029,853)
Cost of removal of utility plant, net	(27,534)	(45,580)	(38,618)
Proceeds from sales of assets	345,597	75,918	43,814

Net cash used in investing activities	(8,029,591)	(8,584,116)	(8,024,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	8,000,000	—	—
Retirement of long-term debt	(105,126)	(828,038)	(26,092)
Net borrowings under lines of credit	(3,124,000)	(716,000)	4,412,000
Proceeds from issuance of common stock	816,981	866,712	638,634
Cash dividends paid	(2,255,571)	(2,196,095)	(2,112,636)

Net cash provided by (used in) financing activities	3,332,284	(2,873,421)	2,911,906

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(152,032)	(597,648)	164,429
CASH AND CASH EQUIVALENTS:
Beginning of year	288,030	885,678	721,249

End of year	$135,998	$288,030	$885,678

(Continued)

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

	2003	2002	2001
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest	$2,145,317	$2,086,391	$2,537,343

Income taxes, net of refunds	$1,254,623	$640,145	$2,670,227

Noncash transactions:

In 2003, 2002, and 2001, the Company entered into derivative price swaps, caps, and collar arrangements for the purpose of hedging the cost of natural gas and propane. In accordance with hedge accounting requirements, the underlying derivatives were marked to market with the corresponding non-cash impacts to the balance sheet:

	2003	2002	2001
Unrealized gain (loss) on marked-to-market transactions	(2,099,155)	3,686,062	(1,906,171)
Under (over) recovery of gas costs	1,630,150	(3,343,560)	1,783,560
Deferred tax asset (liability)	180,212	(133,405)	47,757

Subsequent to September 30, 2003, the Company executed a $2,000,000 two-year intermediate term note to refinance currently maturing debt and a portion of the line of credit balances. A $2 million reclassification from short-term to long-term debt was made to the September 30, 2003 balance sheet. (See Note 5.)

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General—RGC Resources, Inc. is an energy services company engaged in the sale and distribution of natural gas and propane. The consolidated financial statements include the accounts of RGC Resources, Inc. and its wholly owned subsidiaries (the “Company”); Roanoke Gas Company; Bluefield Gas Company; Diversified Energy Company, operating as Highland Propane Company and Highland Energy; RGC Ventures, Inc., operating as Highland Heating and Cooling; and RGC Ventures, Inc. of Virginia, operating as Application Resources. Roanoke Gas Company and Bluefield Gas Company are the natural gas utilities, which distribute and sell natural gas to residential, commercial and industrial customers within their service areas. Highland Propane Company distributes and sells propane in western Virginia and southern West Virginia. Highland Energy brokers natural gas to several industrial transportation customers of Roanoke Gas Company and Bluefield Gas Company. Highland Heating and Cooling provided heating and cooling service and installation in West Virginia. Application Resources provides information system services to software providers in the utility industry.

The primary business of the Company is the distribution of natural gas to residential, commercial and industrial customers in Roanoke, Virginia; Bluefield, Virginia; Bluefield, West Virginia; and the surrounding areas. The Company distributes natural gas to its customers at rates regulated by the State Corporation Commission in Virginia (“SCC”) and the Public Service Commission in West Virginia (“PSC”).

All intercompany transactions have been eliminated in consolidation.

Rate Regulated Basis of Accounting—The Company’s regulated operations follow the accounting and reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation. The economic effects of regulation can result in a regulated company deferring costs that have been or are expected to be recovered from customers in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this results, costs are deferred as assets in the consolidated balance sheet (regulatory assets) and recorded as expenses when such amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for current collection in rates of costs that are expected to be incurred in the future (regulatory liabilities).

The amounts recorded by the Company as regulatory assets and regulatory liabilities are as follows:

	September 30,
	2003	2002
Regulatory assets:
Rate case costs	$—	$1,087
Under-recovery of gas costs	790,126	—
Bad debt expense deferral	228,920	316,966
Line break expense deferral	229,076	—
Other	44,747	52,103

Total regulatory assets	$1,292,869	$370,156

Regulatory liabilities:
Refunds from suppliers—due customers	$42,320	$51,889
Over-recovery of gas costs	1,172,585	1,742,905
Asset retirement obligation	5,449,702

Total regulatory liabilities	$6,664,607	$1,794,794

During 2002, the Company reached an agreement with the regulatory staff of the SCC that provided for the deferral of $316,966 of bad debt expense to be amortized over a three-year period beginning in December 2002.

During 2003, the Company received authorization from the PSC to defer the costs of restoring gas service attributable to a natural gas line break in January 2003. These costs will be recovered through future rates beginning in December 2003.

On October 1, 2002 the Company adopted SFAS No. 143 and reflected “non-legal” asset retirement obligations as a regulatory liability. (See “New Accounting Standards”)

Utility Plant and Depreciation—Utility plant is stated at original cost. The cost of additions to utility plant includes direct charges and overhead. The cost of depreciable property retired is charged to accumulated depreciation. Maintenance, repairs, and minor renewals and betterments of property are charged to operations and maintenance.

Provisions for depreciation are computed principally at composite straight-line rates with annual composite rates ranging from 2% to 17% for utility property. Depreciable lives for non-utility property range from 3 to 25 years. The annual composite rates for utility property are determined by periodic depreciation studies.

The composite rates are comprised of two components, one based on average service life and one based on cost of removal. Therefore we accrue estimated cost of removal of long-lived assets through depreciation expense. Removal costs are not a legal obligation as defined by SFAS No. 143 but rather the result of cost-based regulation and accounted for under the provisions of SFAS No. 71. Therefore, beginning October 1, 2002 such amounts are classified as a regulatory liability.

We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our reviews have not resulted in a material effect on results of operations or financial condition.

Cash and Cash Equivalents—For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories—Inventories consist of natural gas in storage, propane, and materials. Natural gas inventories are recorded at average cost. Propane inventories are valued at the lower of average cost or market.

Unbilled Revenues—The Company bills its natural gas customers on a monthly cycle basis; however, the billing cycle period for most customers does not coincide with the accounting periods used for financial reporting. The Company accrues estimates for natural gas delivered to customers not yet billed during the accounting period. The amounts of unbilled revenue receivable included in accounts receivable on the consolidated balance sheets at September 30, 2003 and 2002 were $1,251,253 and $875,316, respectively.

Income Taxes—Income taxes are accounted for using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. A valuation allowance against deferred tax assets is provided if it is more likely than not the deferred tax asset will not be realized. The Company and its subsidiaries file a consolidated federal income tax return.

Debt Expenses—Debt expenses are being amortized over the lives of the debt instruments.

Over/Under Recovery of Natural Gas Costs—Pursuant to the provisions of the Company’s Purchased Gas Adjustment (“PGA”) clause, increases or decreases in natural gas costs incurred by regulated operations, including gains and losses on derivative hedging instruments, are passed through to customers. Accordingly, the difference between actual costs incurred and costs recovered through the application of the PGA is reflected as a regulatory asset or liability. At the end of the deferral period, the balance of the net deferred charge or credit is amortized over the next 12-month period as amounts are reflected in customer billings. The Company is subject to multiple jurisdictions, which may result in both a regulatory asset and a regulatory liability reported in the financial statements.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Derivative and Hedging Activities—Effective October 1, 2000, the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS No. 133 requires the recognition of derivative instruments as assets or liabilities in the Company’s balance sheet and measurement of those instruments at fair value.

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

The Company entered into futures, swaps, and caps for the purpose of hedging the price of propane in order to provide price stability during the winter months. During 2003, the Company entered into price cap arrangements due to the uncertainty of energy prices in the coming heating season. The price caps will provide protection against increasing prices and allow the Company to benefit from reduction in energy prices. The price caps qualify as cash flow hedges; therefore, changes in the fair value are reported in other comprehensive income. No portions of the hedges were ineffective during the year.

In addition, the Company has historically entered into futures, swaps, and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. As of September 30, 2003, the Company had entered into price cap and swap arrangements for the purchase of natural gas. The fair value of these instruments is recorded in the balance sheet with the offsetting entry to under-recovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded through the regulated natural gas PGA mechanism. Both the SCC and the PSC currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of these instruments will be passed through to customers when realized.

The Company also entered into an interest rate swap related to the $8,000,000 note issued in November 2002. The swap essentially converted the three-year floating rate note into fixed rate debt with a 4.18 percent interest rate. The swap qualifies as a cash flow hedge with changes in fair value reported in other comprehensive income.

A summary of other comprehensive income and financial instrument activity is provided below:

Year Ended September 30, 2003	Propane Derivatives	Interest Rate Swap	Natural Gas Derivatives	Total
Unrealized gains (losses)	$251,293	$(364,063)	$—	$(112,770)
Income tax (expense) benefit	(97,879)	138,199	—	40,320

Net unrealized gains (losses)	153,414	(225,864)	—	(72,450)

Transfer of realized losses (gains) to income	(471,184)	114,949	—	(356,235)
Income tax (benefit) expense	183,527	(43,635)	—	139,892

Net transfer of realized losses (gains) to income	(287,657)	71,314	—	(216,343)

Net other comprehensive (loss)	$(134,243)	$(154,550)	$—	$(288,793)

Unrealized (loss) on marked to market transactions	$—	$(249,114)	$(70,150)	$(319,264)

Accumulated comprehensive (loss)	$—	$(154,550)	$—	$(154,550)

Year Ended September 30, 2002	Propane Derivatives	Interest Rate Swap	Natural Gas Derivatives	Total
Unrealized gains (losses)	$163,632	$—	$—	$163,632
Income tax (expense) benefit	(63,735)	—	—	(63,735)

Net unrealized gains (losses)	99,897	—	—	99,897

Transfer of realized losses (gains) to income	178,870	—	—	178,870
Income tax (benefit) / expense	(69,670)	—	—	(69,670)

Net transfer of realized losses (gains) to income	109,200	—	—	109,200

Net other comprehensive (loss)	$209,097	$—	$—	$209,097

Unrealized (loss) on marked to market transactions	$219,891	$—	$1,560,000	$1,779,891

Accumulated comprehensive income	$134,243	$—	$—	$134,243

Year Ended September 30, 2001	Propane Derivatives	Interest Rate Swap	Natural Gas Derivatives	Total
Unrealized gains/(losses)	$30,558	$—	$—	$30,558
Income tax (expense)/benefit	(11,902)	—	—	(11,902)

Net unrealized gains/(losses)	18,656	—	—	18,656

Transfer of realized losses/(gains) to income	(153,169)	—	—	(153,169)
Income tax (benefit)/expense	59,659	—	—	59,659

Net transfer of realized losses/(gains) to income	(93,510)	—	—	(93,510)

Net other comprehensive (loss)	$(74,854)	$—	$—	$(74,854)

Unrealized (loss) on marked to market transactions	$(122,611)	$—	$(1,783,560)	$(1,906,171)

Accumulated comprehensive (loss)	$(74,854)	$—	$—	$(74,854)

New Accounting Standards—In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 was adopted by the Company as of October 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. The Company has completed its annual testing of goodwill using a discounted future cash flow method and determined that no impairment existed as of September 30, 2003. The following table reflects the impact of removing goodwill amortization on prior years’ net income.

	Twelve Months Ended September 30,
	2003	2002	2001
Net Income	$3,528,389	$2,486,895	$2,306,615
Add: Goodwill amortization, as recorded—net of tax	—	18,064	18,064

Adjusted net income	$3,528,389	$2,504,959	$2,324,679

Basic earnings per share—as reported	$1.78	$1.28	1.21
Goodwill amortization	—	0.01	0.01

Adjusted basic earnings per share	$1.78	$1.29	$1.22

Diluted earnings per share—as reported	$1.77	$1.28	1.21
Goodwill amortization	—	0.01	0.01

Adjusted diluted earnings per share	$1.77	$1.29	$1.22

The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on October 1, 2002. SFAS No. 143 requires the reporting at fair value of a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, or development. Management has determined that the Company has no material legal obligations for the retirement of its assets. However, the Company provides a provision, as part of its depreciation expense, for the ultimate cost of asset retirements and removal. Removal costs are not a legal obligation as defined by SFAS No. 143 but rather the result of cost-based regulation and therefore accounted for under the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Upon adoption of SFAS No. 143, the Company classified removal costs that do not have an associated legal retirement obligation as a regulatory liability, in accordance with regulatory treatment. The adoption of this statement had no effect on net income.

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on October 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. The adoption did not have a material impact on the Company’s financial position or results of operation.

The Company adopted SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies follow the prescribed format and provide the additional disclosures in their annual reports.

The Company applies the recognition and measurement principles of Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for this Plan. No stock-based employee compensation expense is reflected in net income as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the options granted under the plan.

	Twelve Months Ended September 30,
	2003	2002	2001
Net Income, as reported	$3,528,389	$2,486,895	$2,306,615
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(19,747)	(17,481)	(22,767)

Proforma net income	$3,508,642	$2,469,414	$2,283,848

Earnings per share—as reported:
Basic	$1.78	$1.28	$1.21
Diluted	$1.77	$1.28	$1.21
Earnings per share—pro forma:
Basic	$1.77	$1.27	$1.20
Diluted	$1.76	$1.27	$1.20
Weighted Average Shares	1,983,970	1,939,511	1,898,697
Diluted Shares	1,989,460	1,942,058	1,902,293

2.	FINANCIAL INFORMATION BY BUSINESS SEGMENTS

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief decision maker in deciding how to allocate resources and assess performance. The Company uses operating margin to assess segment performance.

The reportable segments of the Company disclosed herein are as follows:

Gas Utilities —The natural gas segment of the Company generates revenue from its tariff rates, under which it provides distribution energy services for its residential, commercial, and industrial customers.

Propane Operations—The propane gas segment of the Company generates revenue from the sale and delivery of propane gas and related services to its residential, commercial, and industrial customers located in western Virginia and southern West Virginia.

Energy Marketing—The energy marketing segment generates revenue through the sale of natural gas to industrial transportation customers of Roanoke Gas Company and Bluefield Gas Company.

Parent and Other—The other segment includes appliance services, mapping services, information system services, and certain corporate eliminations.

Information related to the segments of the Company is detailed below:

	Gas Utilities	Propane Operations	Energy Marketing	Parent and Other	Consolidated Total
For the year ended September 30, 2003:
Operating revenues	$75,321,337	$15,211,015	$13,091,137	$738,070	$104,361,559
Operating margin	21,425,681	7,692,644	285,042	321,347	29,724,714
Operations, maintenance, and general taxes	12,201,542	4,208,789	44,976	6,250	16,461,557
Depreciation and amortization	3,716,841	1,479,204	—	2,938	5,198,983
Interest charges	1,964,969	207,373	—	—	2,172,342
Income before income taxes	3,391,592	1,724,498	240,066	312,159	5,668,315

As of September 30, 2003:
Total assets	89,196,889	13,658,311	2,020,249	1,071,652	105,947,101
Gross additions to long-lived assets	6,774,401	1,573,253	—	—	8,347,654

	Gas Utilities	Propane Operations	Energy Marketing	Parent and Other	Consolidated Total
For the year ended September 30, 2002:
Operating revenues	$57,647,947	$10,718,404	$11,107,532	$751,790	$80,225,673
Operating margin	19,031,178	5,207,090	265,661	327,160	24,831,089
Operations, maintenance, and general taxes	9,823,575	3,313,645	30,148	340,976	13,508,344
Impairment loss	—	—	—	72,008	72,008
Depreciation and amortization	3,554,814	1,517,463	—	42,043	5,114,320
Interest charges	1,768,853	249,093	—	32,808	2,050,754
Income before income taxes	3,789,939	117,037	235,513	(161,782)	3,980,707
As of September 30, 2002:
Total assets	$81,390,321	$13,432,357	$1,320,944	$834,493	$96,978,115
Gross additions to long-lived assets	6,537,397	2,075,891	—	1,166	8,614,454
For the year ended September 30, 2001:
Operating revenues	$86,195,121	$14,929,570	$14,756,066	$1,562,390	$117,443,147
Operating margin	20,967,344	6,251,343	524,959	429,540	28,173,186
Operations, maintenance, and general taxes	11,677,941	3,372,455	32,147	834,284	15,916,827
Impairment loss	—	—	—	699,630	699,630
Depreciation and amortization	3,325,814	1,385,236	—	117,046	4,828,096
Interest charges	2,231,918	429,633	—	87,299	2,748,850
Income before income taxes	3,643,127	1,051,845	492,812	(1,321,150)	3,866,634
As of September 30, 2001:
Total assets	79,544,841	14,023,168	1,567,179	2,189,767	97,324,955
Gross additions to long-lived assets	5,981,165	2,037,547	—	11,141	8,029,853

During 2003, 2002 and 2001, no single customer accounted for more than 5% of the Company’s sales. One customer’s accounts receivable balance accounted for 7.4% of the Company’s total accounts receivable at September 30, 2003. No accounts receivable from any customer exceeded 5% of the Company’s total accounts receivable at September 30, 2002.

3.	RESTRUCTURING

In September 2001, the Company decided to restructure the heating and air conditioning sales and services operations in West Virginia due to the poor performance of these operations and the unlikelihood of a timely market recovery. Several factors contributed to the underperformance of these operations including increasing competition in the markets served, the general economic slowdown and lower than expected demand for equipment sales and service, among others. The restructuring resulted in the reduction of heating and air conditioning operations.

As a result of the decision to restructure and reduce its heating and air conditioning operations, the Company adjusted the valuation of several assets to estimated net realizable value in accordance with the guidance in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Additionally, goodwill and other intangible assets associated with the heating and air conditioning operations were written off, as management determined there were no future benefits associated with these amounts. The following is a summary of the impairment loss recorded in 2001:

Write-off of goodwill and other intangibles	$597,949
Write-down of fixed and other assets	101,681

Total impairment loss	$699,630

In April 2002, the auction of the inventory and fixed assets of the heating and cooling operations was completed. The results of the auction generated a loss of $72,008 in excess of the amount provided for at the end of the previous year.

As a result of the ongoing evaluation of the remaining heating and air conditioning operations, during 2002, the Company decided to discontinue the heating and air conditioning equipment portion of the business. In 2003, the Company sold the customer list and associated warranties on equipment to another heating and air conditioning company for a nominal price. In addition, on September 30, 2003, the Company executed merger documents that resulted in the merger of RGC Ventures, Inc. into Diversified Energy Company.

In 2002, management decided to forego third party sales from its mapping operations, GIS Resources, Inc. These operations were integrated into the natural gas operations for the purpose of maintaining system maps and other related functions. No impairment losses were incurred as a consequence of the GIS Resources, Inc. integration.

4.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the changes in the allowance for doubtful accounts follows:

	Years Ended September 30,
	2003	2002	2001
Balances, beginning of year	$155,062	$531,991	$314,081
Provision for doubtful accounts	871,967	300,312	1,462,436
Recoveries of accounts written off	315,539	400,283	207,455
Accounts written off	(1,023,669)	(1,077,524)	(1,451,981)

Balances, end of year	$318,899	$155,062	$531,991

5.	BORROWINGS UNDER LINES OF CREDIT

The Company has available unsecured lines of credit with a bank for $28,000,000 as of September 30, 2003. These lines of credit will expire March 31, 2004. The Company anticipates being able to extend the lines of credit or pursue other options. On October 1, 2003, the Company executed a $2,000,000 26-month intermediate term note to refinance $1,125,000 of currently maturing debt and $875,000 line of credit balance. As the Company met the requirements of both the intent and ability to refinance, a $2,000,000 reclassification was made from current maturities and lines of credit to long-term debt on the balance sheet. The table below reflects this reclassification.

A summary of short-term lines of credit follows:

	2003	2002	2001
Lines of credit at year-end	$28,000,000	$20,500,000	$23,500,000
Outstanding balance at year-end	12,992,000	8,991,000	17,707,000
Highest month-end balances outstanding	20,184,000	21,236,000	23,405,000
Average month-end balances	10,104,000	13,669,000	16,592,000
Average rates of interest during year	1.99%	2.46%	5.68%
Average rates of interest on balances outstanding at year-end	1.70%	2.38%	3.54%

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,
	2003	2002
Roanoke Gas Company:
First Mortgage notes payable, at 7.804%, due July 1, 2008	$5,000,000	$5,000,000
Collateralized term debentures with provision for retirement in varying annual payments through October 1, 2016, at interest rates ranging from 6.75% to 9.625%	4,000,000	4,000,000
Unsecured senior notes payable, at 7.66%, with provision for retirement of $1,600,000 each year beginning December 1, 2014 through December 1, 2018	8,000,000	8,000,000
Obligations under capital leases, aggregate monthly payments of $2,924, through April 2005	52,359	82,485
Unsecured note payable, with variable interest rate based on 30-day LIBOR (1.2% at September 30, 2003) plus 100 basis point spread, with provision for retirement on November 21, 2005.	8,000,000	8,000,000
Bluefield Gas Company:
Unsecured note payable, at 7.28%, with provision for retirement of $25,000 quarterly, beginning January 1, 2002 and a final payment of $1,125,000 on October 1, 2003	1,125,000	1,200,000
Highland Propane Company:
Unsecured note payable, with variable interest rate based on 90-day LIBOR (1.1% and 1.8% at September 30, 2003 and 2002, respectively), plus 95 basis point spread, with provision for retirement on August 26, 2006	2,500,000	2,500,000
Unsecured note payable, at 7%, with provision for retirement on December 31, 2007	1,700,000	1,700,000
Line of credit	875,000	—

Total long-term debt	31,252,359	30,482,485
Less current maturities	(1,032,372)	(105,127)

Total long-term debt, excluding current maturities	$30,219,987	$30,377,358

The above debt obligations contain various provisions, including a minimum interest charge coverage ratio and limitations on debt as a percentage of total capitalization. The obligations also contain a provision restricting the payment of dividends, primarily based on the earnings of the Company and dividends previously paid. The Company was in compliance with these provisions at September 30, 2003 and 2002. At September 30, 2003, approximately $5,519,000 of retained earnings were available for dividends.

Long-term debt includes $2,000,000 related to the refinancing of $1,125,000 of current maturities and $875,000 of line-of-credit balances. On October 1, 2003, the Company entered into an unsecured note payable with a variable interest rate based on the 30-day LIBOR plus 113 basis point spread. This note has a provision for retirement on November 21, 2005.

At September 30, 2002, long-term debt includes $8,000,000 due in 2005 related to the refinancing to line-of-credit balances.

The aggregate annual maturities of long-term debt, subsequent to September 30, 2003 are as follows:

Years Ended September 30,

2004	$1,032,372
2005	19,987
2006	12,500,000
2007	—
2008	6,700,000
Thereafter	11,000,000

Total	$31,252,359

7.	INCOME TAXES

The details of income tax expense (benefit) are as follows:

	Years Ended September 30,
	2003	2002	2001
Current income taxes:
Federal	$1,070,948	$(287,947)	$2,376,081
State	293,028	94,957	405,528

Total current income taxes	1,363,976	(192,990)	2,781,609

Deferred income taxes:
Federal	729,142	1,567,525	(916,314)
State	81,014	153,655	(266,142)

Total deferred income taxes	810,156	1,721,180	(1,182,456)

Amortization of investment tax credits	(34,206)	(34,378)	(39,134)

Total income tax expense	$2,139,926	$1,493,812	$1,560,019

Income tax expense for the years ended September 30, 2003, 2002 and 2001 differed from amounts computed by applying the U.S. federal income tax rate of 34% to earnings before income taxes as a result of the following:

	Years Ended September 30,
	2003	2002	2001
Income before income taxes	$5,668,315	$3,980,707	$3,866,634

Income tax expense computed at statutory rate of 34%	$1,927,227	$1,353,440	$1,314,655
Increase (reduction) in income tax expense resulting from:
State income taxes, net of federal income tax benefit	246,868	164,084	91,995
Amortization and write-off of nondeductible goodwill	—	—	172,935
Amortization of investment tax credits	(34,206)	(34,378)	(39,134)
Other, net	37	10,666	19,568

Total income tax expense	$2,139,926	$1,493,812	$1,560,019

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2003	2002
Deferred tax assets:
Allowance for uncollectibles	$122,484	$37,736
Accrued medical insurance	173,553	96,321
Accrued pension and medical benefits	1,565,853	1,394,204
Accrued vacation	193,861	168,934
Over (under) recovery of gas costs	156,436	117,724
Costs of gas held in storage	728,348	724,082
Other	348,307	200,839

Total deferred tax assets	3,288,842	2,739,840

Deferred tax liabilities:
Utility plant basis differences	7,141,324	5,962,378

Total deferred tax liabilities	7,141,324	5,962,378

Net deferred tax liability	$3,852,482	$3,222,538

8.	EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan (the “Plan”) covering substantially all of its employees. The benefits are based on years of service and employee compensation. Plan assets are invested principally in cash equivalents and corporate stocks and bonds. Company contributions are intended to provide not only for benefits attributed to date but also for those expected to be earned in the future.

The plan assets and obligations were measured as of June 30. The following sets forth the Plan’s funded status and amounts recognized in the consolidated balance sheet as of September 30, 2003 and 2002:

	2003	2002
Change in projected benefit obligation:
Benefit obligation at beginning of year	$8,835,323	$8,068,414
Service cost	300,867	228,710
Interest cost	602,282	568,557
Actuarial loss	1,147,934	401,810
Benefit payments	(428,951)	(432,168)

Benefit obligation at end of year	$10,457,455	$8,835,323

Change in plan assets:
Fair value of plan assets at beginning of year	$6,511,141	$7,325,329
Actual return (loss) on Plan assets	200,827	(401,151)
Employer contributions	306,153	19,131
Benefit payments	(428,951)	(432,168)

Fair value of Plan assets at end of year	$6,589,170	$6,511,141

Change in plan assets:
Fair value of plan assets at beginning of year	$6,511,141	$7,325,329
Actual return (loss) on Plan assets	200,827	(401,151)
Employer contributions	306,153	19,131
Benefit payments	(428,951)	(432,168)

Fair value of Plan assets at end of year	$6,589,170	$6,511,141

Reconciliation of funded status:
Funded status	$(3,868,285)	$(2,324,182)
Unrecognized actuarial loss	2,570,757	1,136,939
Unrecognized transition obligation	—	1,133
Contributions made between measurement date and fiscal year-end	110,000	100,000

Net pension liability recognized	$(1,187,528)	$(1,086,110)

	2003	2002	2001
Components of net periodic pension cost:
Service cost	$300,867	$228,710	$218,310
Interest cost	602,282	568,557	563,150
Expected return on plan assets	(510,138)	(612,876)	(680,255)
Amortization of unrecognized transition obligation	1,133	4,931	7,586
Prior service cost recognized	—	7	18,874
Recognized (gain) loss	23,425	—	(64,985)

Net periodic pension cost	$417,569	$189,329	$62,680

Assumptions used for pension accounting:
Discount rate	6.00%	7.00%	7.25%
Expected rate of compensation increase	5.00%	5.00%	5.00%
Expected long-term rate of return on Plan assets	8.00%	8.00%	8.50%

In addition to pension benefits, the Company has a postretirement benefits plan, which provides certain healthcare, supplemental retirement and life insurance benefits to active and retired employees who meet specific age and service requirements. The Plan is contributory. The Company has elected to fund the Plan over future years.

The postretirement medical and life insurance Plan assets and obligations were measured as of June 30. The following sets forth the postretirement medical and life insurance Plans’ funded status and amounts recognized in the consolidated balance sheet as of September 30, 2002 and 2001:

	2003	2002
Change in projected benefit obligation:
Benefit obligation at beginning of year	$8,158,724	$7,122,071
Service cost	171,508	155,451
Interest cost	555,424	501,320
Participant contributions	34,768	52,501
Actuarial loss	852,318	730,630
Benefit payments	(422,229)	(403,249)

Benefit obligation at end of year	$9,350,513	$8,158,724

Change in Plan assets:
Fair value of Plan assets at beginning of year	$2,272,137	$2,255,569
Actual return (loss) on Plan assets	89,749	(195,684)
Employer contributions	562,000	563,000
Participant contributions	34,768	52,501
Benefit payments	(422,229)	(403,249)

Fair value of Plan assets at end of year	$2,536,425	$2,272,137

Reconciliation of funded status:
Funded status	$(6,814,088)	$(5,886,587)
Contribution made between measurement date and year-end	709,000	562,000
Unrecognized actuarial loss	2,529,210	1,704,909
Unrecognized transition obligation	2,373,000	2,610,300

Net postretirement benefit liability	$(1,202,878)	$(1,009,378)

	2003	2002	2001
Components of net periodic postretirement
benefit cost:
Service cost	$171,508	$155,451	$155,017
Interest cost	555,424	501,320	524,755
Amortization of unrecognized transition obligation	237,300	237,300	237,300
Expected return on plan assets	(121,640)	(147,312)	(164,434)
Recognized losses	59,908	—	10,346

Net periodic benefit cost	$902,500	$746,759	$762,984

The Company amortizes the unrecognized transition obligations over 20 years.

The weighted-average discount rate used for postretirement benefits accounting was 6.0%, 7.0% and 7.25% for 2003, 2002 and 2001, respectively.

For measurement purposes, 10%, 11%, and 8.5% annual rates of increase in the per capita cost of covered benefits (i.e., medical trend rate) were assumed for 2003, 2002 and 2001, respectively; the rates were assumed to decrease gradually to 5.5% by the year 2010 and remain at that level thereafter. The medical-trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed medical-cost trend rate by one percentage point each year would increase the accumulated postretirement benefits obligation as of September 30, 2003 by approximately $1,298,000 or 14%, and would increase the aggregate of the service and interest cost components of net postretirement benefits cost by approximately $119,000 or 16%.

The Company also has a defined contribution plan covering all of its employees who elect to participate. The Company made annual matching contributions to the plan in 2003, 2002 and 2001, based on 70% of the net participants’ basic contributions (from 1 to 6% of their total compensation). The annual cost of the plan was $228,737, $227,403 and $233,756 for 2003, 2002 and 2001, respectively.

9.	COMMON STOCK OPTIONS

The Company’s stockholders approved the RGC Resources, Inc. Key Employee Stock Option Plan (“KESOP”). KESOP provides for the issuance of common stock options to officers and certain other full-time salaried employees to acquire a maximum of 100,000 shares of the Company’s common stock. The KESOP requires each option’s exercise price per share to equal the fair value of the Company’s common stock as of the date of the grant. As of September 30, 2003, the number of shares available for future grants under the KESOP is 2,000 shares.

The aggregate number of shares under option pursuant to the RGC Resources, Inc. Key Employee Stock Option Plan is as follows:

	Number of Shares	Weighted— Average Exercise Price	Option Price Per Share
Options outstanding, September 30, 2000	57,000	$19.105	$15.500-20.875
Options granted	15,000	19.250
Options exercised	—

Options outstanding, September 30, 2001	72,000	$19.135	$15.500-20.875
Options granted	13,000	19.360
Options exercised	(13,500)
Options expired	(11,500)

Options outstanding, September 30, 2002	60,000	$19.319	$15.500-20.875
Options granted	13,500	18.100
Options exercised	—
Options expired	(2,000)

Options outstanding, September 30, 2003	71,500	$19.049	$15.500-20.875

Under the terms of the KESOP, the options become exercisable six months from the grant date and expire ten years subsequent to the grant date. All options outstanding were fully vested and exercisable at September 30, 2003 and 2002.

The per share weighted-average fair values of stock options granted during 2003, 2002 and 2001 were $1.82, $2.17 and $2.45, respectively, on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	2003	2002	2001
Expected dividend yield	6.30%	5.89%	5.82%
Risk-free interest rate	3.70%	3.73%	4.65%
Expected volatility	26.60%	22.20%	21.00%
Expected life	10 years	10 years	10 years

10.	RELATED-PARTY TRANSACTIONS

Certain of the Company’s directors and officers are affiliated with companies that render services or sell products to the Company. Management believes such transactions are entered into on terms equivalent to normal business terms.

The Company purchased beeper, internet, and telephone services of approximately $91,000, $83,000 and $92,000 in 2003, 2002 and 2001, respectively. Management anticipates similar services will be provided to the Company in 2004.

The products sold to the Company include natural gas and propane purchases of approximately $2,190,000 in 2001, and propane truck purchases and repair services of approximately $40,000, $210,000 and $292,000 in 2003, 2002 and 2001, respectively. Management does anticipate that similar services will be provided to the Company in 2004.

11.	ENVIRONMENTAL MATTER

Both Roanoke Gas Company and Bluefield Gas Company operated manufactured gas plants (“MGPs”) as a source of fuel for lighting and heating until the early 1950’s. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. The extent of contaminants at these sites, if any, is unknown at this time. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognized the Company’s right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company’s financial condition or results of operations.

12.	COMMITMENTS

Effective November 1, 2001, the Company entered into a contract with a third party to provide future gas supply needs. The counter-party has also assumed the management and financial obligation of Roanoke Gas Company’s and Bluefield Gas Company’s (the “Companies’”) firm transportation and storage agreements. In connection with the agreement, the Companies exchanged gas in storage at November 1, 2001 for the right to receive from the counter-party an equal amount of gas in the future as provided by the agreement. As a result of this arrangement, natural gas inventories on the balance sheet are replaced with a new classification called “prepaid gas service.” This contract expires on October 31, 2004.

The Company has contracts for pipeline and storage capacity extending for various periods. Additionally, the Company has contracts with natural gas suppliers requiring the purchase at fixed and market prices of the following volumes of gas for the periods specified. Management does not anticipate that these contracts will have a material impact on the Company’s fiscal year 2004, 2005 or 2006 and thereafter consolidated results of operations:

	2004	2005	2006	After 3 Years
Fixed Price Contracts:
Pipeline and storage capacity	$11,196,246	$5,511,538	$5,009,497	$52,689,745
Fixed price propane contracts	463,900	—	—	—

Market Price—Volumes:
Natural gas contracts—dekatherms	2,965,857	420,513	—	—
Propane contracts—gallons	3,891,100	—	—	—

The Company has also entered into derivative financial contracts for the purpose of hedging the price on both natural gas and propane gas. These contracts are financial in nature and do not provide for the physical delivery of the product. The volume of gas subject to the financial hedges included 1,450,000 dekatherms of natural gas and 2,394,000 gallons of propane in 2004.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents and borrowings under lines of credit are a reasonable estimate of fair value due to their short-term nature and because the rates of interest paid on borrowings under lines of credit approximate market rates.

The fair value of long-term debt is estimated by discounting the future cash flows of each issuance at rates currently offered to the Company for similar debt instruments of comparable maturities. The carrying amounts and approximate fair values for the years ended September 30, 2003 and 2002 are as follows:

	2003		2002
	Carrying Amounts	Approximate Fair Value	Carrying Amounts	Approximate Fair Value
Long-term debt	$31,252,359	$35,316,240	$30,482,485	$35,215,485

Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of September 30, 2003 and 2002 are not necessarily indicative of the amounts the Company could have realized in current market exchanges.

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial data for the years ended September 30, 2003 and 2002 is summarized as follows:

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$28,456,127	$41,222,570	$19,292,181	$15,390,681

Operating margin	$8,665,797	$11,710,972	$4,860,715	$4,487,230

Operating income (loss)	$3,099,384	$5,731,519	$(375,906)	$(390,823)

Net income (loss)	$1,538,137	$3,140,953	$(562,407)	$(588,294)

Basic earnings (loss) per share	$0.78	$1.59	$(0.28)	$(0.31)

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$22,854,607	$31,744,381	$14,175,352	$11,451,333

Operating margin	$7,053,911	$9,387,426	$4,602,085	$3,787,667

Operating income (loss)	$1,959,618	$4,535,062	$59,709	$(417,972)

Net income (loss)	$840,775	$2,470,446	$(297,733)	$(526,593)

Basic earnings (loss) per share	$0.44	$1.28	$(0.15)	$(0.29)

The pattern of quarterly earnings is the result of the highly seasonal nature of the business, as variations in weather conditions generally result in greater earnings during the winter months.

15.	RECLASSIFICATION OF ASSET RETIREMENT OBLIGATIONS

In accordance with guidance that became available in February 2004, the Company has reclassified the estimated costs of removal of utility plant previously recognized in accumulated depreciation as a separate liability for the years ended September 30, 2003 and 2002. As a result of the adoption of SFAS 143 on October 1, 2002 these liabilities are reported as regulatory liabilities in 2003.

The following table shows how consolidated utility plant, net and deferred credits and other liabilities on the balance sheet have been revised.

	2003	2002
Utility plant, net—as reported	$59,790,899	$56,928,098
Utility plant, net reclassification	5,449,702	4,576,660

Utility plant, net—as revised	$65,240,601	$61,504,758

Total deferred credits and other liabilities—as reported	$5,724,329	$6,102,961
Total deferred credits and other liabilities reclassification	5,449,702	4,576,660

Total deferred credits and other liabilities—as revised	$11,174,031	$10,679,621

This reclassification has no impact on RGC Resource’s reported financial results of operations.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

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

3.	Exhibits to this Form 10-K are as follows:

Exhibit No.	Description

2	Amended and Restated Agreement and Plan of Merger and Reorganization (incorporated by reference to Exhibit 2 to Form 8-K filed on July 2, 1999)

3 (a)	Articles of Incorporation of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

3 (b)	Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (a)	Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (b)	Article I of the Bylaws of RGC Resources (included in Exhibit 3(b) hereto)

4 (c)	Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (SEC file number reference 0-367))

4 (d)	RGC Resources, Inc., Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 4 (c) to Registration Statement No. 333-106065 on Form S-2 filed as of June 12, 2003)

10 (a)	Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (b)	Interruptible Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated July 1, 1991 (incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (c)	NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated October 25, 1994 (incorporated herein by reference to Exhibit 10(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (d)	SIT Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 30, 1993 (incorporated herein by reference to Exhibit 10(d) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (e)	FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (f)	FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (g)	SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (h)	ITS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (i)	FTS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (j)	ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (k)	Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (l)	Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (m)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (n)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (o)	Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (p)	Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (q)	Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (r)	Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (s)	Certificate of Public Convenience and Necessity for Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (t)	Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (u)	Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (v)	Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit 10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (w)	Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10 (x)	Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10 (y)	Contract between Roanoke Gas Company and Diversified Energy Services, Inc. dated December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (z)	Service Agreement between Bluefield Gas Company and Commonwealth Public Service Corporation dated January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (a) (a)	Gas Storage Contract under rate schedule FS (Market Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (b) (b)	FTS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (c) (c)	ITS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m)(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (d) (d)	FSS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(n)(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (e) (e)	SST Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(o)(o) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (f) (f)	FTS-1 Service Agreement between Columbia Gulf Transmission Company and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(p)(p) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (g) (g)*	RGC Resources Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999)

10 (h) (h)*	RGC Resources, Inc. Stock Bonus Plan (incorporated herein by reference to Exhibit 10(m)(m) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10 (i) (i)	Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (j) (j)	Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (k) (k)	Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (l) (l)*	RGC Resources, Inc. Restricted Stock Plan for Outside Directors (incorporated herein by reference to Exhibit 10(r)(r) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999 SEC file reference number 0-367)

10 (m) (m)	FTA Gas Transportation Agreement effective November 1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (n) (n)	SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (o) (o)	FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (p) (p)	FTS Service Agreement effective November 1, 1999, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file reference number 0-367))

10 (q) (q)	Firm Storage Service Agreement effective March 19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (r) (r)	FTS-2 Service Agreement effective February 1, 1994, between Columbia Gulf Transmission Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(x)(x) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (s) (s)	Firm Transportation Agreement effective December 31, 1998, between Phoenix Energy Sales Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(y)(y) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (t)(t)*	Change in Control Agreement between John B. Williamson, III and RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q/A for the period ended March 31, 2001)

10 (u)(u)*	Change in Control Agreement between John S. D’Orazio and RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10 (v)(v)	Firm Storage Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10 (w)(w)	Firm Pipeline Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10 (x)(x)	Natural Gas Asset Management Agreement between Roanoke Gas Company and Duke Energy Trading and Marketing, L.L.C. dated November 1, 2001 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Quarterly Report on Form 10-Q for the period ended December 31, 2001)

10 (y)(y)	Natural Gas Asset Management Agreement between Bluefield Gas Company and Duke Energy Trading and Marketing, L.L.C. dated November 1, 2001. (incorporated herein by reference to Exhibit 10(l)(l)(l) of the Quarterly Report on Form 10-Q for the period ended December 31, 2001)

10(z)(z)	ISDA Master Agreement by and between SunTrust Bank and Roanoke Gas Company dated October 7, 2002 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(a)(a)(a)	Unconditional Unlimited Guaranty by and between RGC Resources, Inc. and SunTrust Bank dated November 15, 2002 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(b)(b)(b)	Loan Agreement by and between Roanoke Gas Company, SunTrust Bank and RGC Resources dated November 22, 2002 (incorporated herein by reference to Exhibit 10(l)(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(c)(c)(c)	Commercial Note by and between SunTrust Bank and Roanoke Gas Company dated November 22, 2002 (incorporated herein by reference to Exhibit 10(m)(m)(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(d)(d)(d)*	Change in Control Agreement by and between RGC Resources, Inc. and Howard T. Lyon dated May 1, 2000 (incorporated herein by reference to Exhibit 10(n)(n)(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(e)(e)(e)*	Change in Control Agreement by and between RGC Resources, Inc. and Dale P. Moore dated May 1, 2000 (incorporated herein by reference to Exhibit 10(o)(o)(o) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(f)(f)(f)	Unconditional Guaranty by and between Bluefield Gas Company, RGC Resources, Inc. and Wachovia Bank, National Association, dated April 21, 2003 (incorporated herein by reference to Exhibit 10(p)(p)(p) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(g)(g)(g)	Promissory Note by and between Bluefield Gas Company and Wachovia Bank, National Association, in the amount of $4,500,000 (incorporated herein by reference to Exhibit 10(q)(q)(q) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(h)(h)(h)	Unconditional Guaranty by and between Diversified Energy Company, RGC Resources, Inc. and Wachovia Bank, National Association, dated April 21, 2003 (incorporated herein by reference to Exhibit 10(r)(r)(r) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(i)(i)(i)	Promissory Note by and between Diversified Energy Company and Wachovia Bank, National Association, in the amount of $5,000,000 dated April 21, 2003 (incorporated herein by reference to Exhibit 10(s)(s)(s) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(j)(j)(j)	Unconditional Guaranty by and between Roanoke Gas Company, RGC Resources, Inc. and Wachovia Bank, National Association, dated April 21, 2003 (incorporated herein by reference to Exhibit 10(t)(t)(t) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(k)(k)(k)	Promissory Note by and between Roanoke Gas Company and Wachovia Bank, National Association, in the amount of $18,000,000 dated April 21, 2003 (incorporated herein by reference to Exhibit 10(u)(u)(u) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(l)(l)(l)	Promissory Note by and between RGC Resources, Inc. and Wachovia Bank, National Association, in the amount of $1,000,000 dated April 21, 2003 (incorporated herein by reference to Exhibit 10(v)(v)(v) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

13	2003 Annual Report to Shareholders (such report, except to the extent incorporated into Part II hereof by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K) (incorporated herein by reference to Exhibit 13 of the Annual Report on Form 10-K for the period ended September 30, 2003, which was originally filed on December 19, 2003)

21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 of the Annual Report on Form 10-K for the period ended September 30, 2003, which was originally filed on December 19, 2003)

23	Independent Auditors’ Consent

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Management contract or compensatory plan or agreement.

(b)	Reports on Form 8-K:

On August 14, 2003, the Company filed a current report on Form 8-K, dated August 14, 2003, furnishing under Item 12 thereof a press release announcing the financial results of the third quarter of fiscal year 2003, including applicable financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RGC RESOURCES, INC.

By:	/s/ Howard T. Lyon	April 20, 2004

	Howard T. Lyon Vice President, Treasurer and Controller (Principal Financial Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John B. Williamson, III John B. Williamson, III	April 20, 2004 Date	Chairman of the Board, President and Chief Executive Officer

/s/ Howard T. Lyon Howard T. Lyon	April 20, 2004 Date	Vice President, Treasurer and Controller (Principal Financial Officer)

/s/ Lynn D. Avis Lynn D. Avis	April 20, 2004 Date	Director

/s/ Abney S. Boxley, III Abney S. Boxley, III	April 20, 2004 Date	Director

/s/ Frank T. Ellett Frank T. Ellett	April 20, 2004 Date	Director

/s/ Maryellen F. Goodlatte Maryellen F. Goodlatte	April 20, 2004 Date	Director

/s/ J. Allen Layman J. Allen Layman	April 20, 2004 Date	Director

/s/ George W. Logan George W. Logan	April 20, 2004 Date	Director

/s/ Thomas L. Robertson Thomas L. Robertson	April 20, 2004 Date	Director

/s/ S. Frank Smith S. Frank Smith	April 20, 2004 Date	Director

EXHIBIT INDEX

Exhibit No.	Description

2	Amended and Restated Agreement and Plan of Merger and Reorganization (incorporated by reference to Exhibit 2 to Form 8-K filed on July 2, 1999)

3 (a)	Articles of Incorporation of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

3 (b)	Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (a)	Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (b)	Article I of the Bylaws of RGC Resources (included in Exhibit 3(b) hereto)

4 (c)	Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (SEC file number reference 0-367))

4 (d)	RGC Resources, Inc., Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 4 (c) to Registration Statement No. 333-106065 on Form S-2 filed as of June 12, 2003)

10 (a)	Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (b)	Interruptible Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated July 1, 1991 (incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (c)	NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated October 25, 1994 (incorporated herein by reference to Exhibit 10(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (d)	SIT Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 30, 1993 (incorporated herein by reference to Exhibit 10(d) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(e)	FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(f)	FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(g)	SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(h)	ITS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(h) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(i)	FTS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(j)	ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(k)	Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(l)	Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(m)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(n)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(o)	Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(p)	Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(q)	Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(r)	Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(s)	Certificate of Public Convenience and Necessity for Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(t)	Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(u)	Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(v)	Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit 10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(w)	Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10	(x)	Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10	(y)	Contract between Roanoke Gas Company and Diversified Energy Services, Inc. dated December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(z)	Service Agreement between Bluefield Gas Company and Commonwealth Public Service Corporation dated January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(a) (a)	Gas Storage Contract under rate schedule FS (Market Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(b) (b)	FTS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(c) (c)	ITS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m)(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(d) (d)	FSS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(n)(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(e) (e)	SST Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(o)(o) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(f) (f)	FTS-1 Service Agreement between Columbia Gulf Transmission Company and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(p)(p) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(g) (g)*	RGC Resources Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999)

10	(h) (h)*	RGC Resources, Inc. Stock Bonus Plan (incorporated herein by reference to Exhibit 10(m)(m) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10	(i) (i)	Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10	(j) (j)	Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10	(k) (k)	Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10	(l) (l)*	RGC Resources, Inc. Restricted Stock Plan for Outside Directors (incorporated herein by reference to Exhibit 10(r)(r) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999 SEC file reference number 0-367)

10 (m) (m)	FTA Gas Transportation Agreement effective November 1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (n) (n)	SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (o) (o)	FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (p) (p)	FTS Service Agreement effective November 1, 1999, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file reference number 0-367))

10 (q) (q)	Firm Storage Service Agreement effective March 19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (r) (r)	FTS-2 Service Agreement effective February 1, 1994, between Columbia Gulf Transmission Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(x)(x) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (s) (s)	Firm Transportation Agreement effective December 31, 1998, between Phoenix Energy Sales Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(y)(y) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (t)(t)*	Change in Control Agreement between John B. Williamson, III and RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q/A for the period ended March 31, 2001)

10 (u)(u)*	Change in Control Agreement between John S. D’Orazio and RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10 (v)(v)	Firm Storage Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10 (w)(w)	Firm Pipeline Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10 (x)(x)	Natural Gas Asset Management Agreement between Roanoke Gas Company and Duke Energy Trading and Marketing, L.L.C. dated November 1, 2001 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Quarterly Report on Form 10-Q for the period ended December 31, 2001)

10 (y)(y)	Natural Gas Asset Management Agreement between Bluefield Gas Company and Duke Energy Trading and Marketing, L.L.C. dated November 1, 2001. (incorporated herein by reference to Exhibit 10(l)(l)(l) of the Quarterly Report on Form 10-Q for the period ended December 31, 2001)

10(z)(z)	ISDA Master Agreement by and between SunTrust Bank and Roanoke Gas Company dated October 7, 2002 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(a)(a)(a)	Unconditional Unlimited Guaranty by and between RGC Resources, Inc. and SunTrust Bank dated November 15, 2002 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(b)(b)(b)	Loan Agreement by and between Roanoke Gas Company, SunTrust Bank and RGC Resources dated November 22, 2002 (incorporated herein by reference to Exhibit 10(l)(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(c)(c)(c)	Commercial Note by and between SunTrust Bank and Roanoke Gas Company dated November 22, 2002 (incorporated herein by reference to Exhibit 10(m)(m)(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(d)(d)(d)*	Change in Control Agreement by and between RGC Resources, Inc. and Howard T. Lyon dated May 1, 2000 (incorporated herein by reference to Exhibit 10(n)(n)(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(e)(e)(e)*	Change in Control Agreement by and between RGC Resources, Inc. and Dale P. Moore dated May 1, 2000 (incorporated herein by reference to Exhibit 10(o)(o)(o) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(f)(f)(f)	Unconditional Guaranty by and between Bluefield Gas Company, RGC Resources, Inc. and Wachovia Bank, National Association, dated April 21, 2003 (incorporated herein by reference to Exhibit 10(p)(p)(p) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(g)(g)(g)	Promissory Note by and between Bluefield Gas Company and Wachovia Bank, National Association, in the amount of $4,500,000 (incorporated herein by reference to Exhibit 10(q)(q)(q) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(h)(h)(h)	Unconditional Guaranty by and between Diversified Energy Company, RGC Resources, Inc. and Wachovia Bank, National Association, dated April 21, 2003 (incorporated herein by reference to Exhibit 10(r)(r)(r) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(i)(i)(i)	Promissory Note by and between Diversified Energy Company and Wachovia Bank, National Association, in the amount of $5,000,000 dated April 21, 2003 (incorporated herein by reference to Exhibit 10(s)(s)(s) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(j)(j)(j)	Unconditional Guaranty by and between Roanoke Gas Company, RGC Resources, Inc. and Wachovia Bank, National Association, dated April 21, 2003 (incorporated herein by reference to Exhibit 10(t)(t)(t) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(k)(k)(k)	Promissory Note by and between Roanoke Gas Company and Wachovia Bank, National Association, in the amount of $18,000,000 dated April 21, 2003 (incorporated herein by reference to Exhibit 10(u)(u)(u) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10(l)(l)(l)	Promissory Note by and between RGC Resources, Inc. and Wachovia Bank, National Association, in the amount of $1,000,000 dated April 21, 2003 (incorporated herein by reference to Exhibit 10(v)(v)(v) of the Quarterly Report on Form 10-Q for the period ended March 31, 2003)

13	2003 Annual Report to Shareholders (such report, except to the extent incorporated into Part II hereof by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K) (incorporated herein by reference to Exhibit 13 of the Annual Report on Form 10-K for the period ended September 30, 2003, which was originally filed on December 19, 2003)

21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 of the Annual Report on Form 10-K for the period ended September 30, 2003, which was originally filed on December 19, 2003)

23	Independent Auditors’ Consent

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Management contract or compensatory plan or agreement.