Form 10-Q/A
period 2003-12-31
RGC RESOURCES INC
filed 2004-04-21
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of RGC Resources Inc. and Subsidiaries for the quarter ended December 31, 2003 is being filed for the purpose of amending and revising the Condensed Consolidated Balance Sheets Unaudited and Condensed Note 10 to the Condensed Consolidated Financial Statements Unaudited. In accordance with accounting guidance issued subsequent to the original 10-Q filing on February 13, 2004, the originally filed Quarterly Report on Form 10-Q is being amended to reflect the reclassification of amounts recorded for the cost of removal of utility plant, previously recognized within accumulated depreciation, as a separate liability and a regulatory liability for the periods ended December 31, 2003, and September 30, 2003. This amendment does not reflect events occurring after the original filing of the Form 10-Q or modify or update those disclosures except as stated in the preceding sentence.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2003	September 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$1,412,945	$135,998
Accounts receivable - (less allowance for uncollectibles of $741,799 and $318,899, respectively)	18,902,360	6,183,162
Inventories	2,710,830	2,559,306
Prepaid gas service	10,995,800	14,782,752
Prepaid income taxes	—	1,079,802
Deferred income taxes	2,007,411	1,605,509
Under-recovery of gas costs	862,513	790,126
Unrealized gains on marked-to-market transactions	503,330	—
Other	1,032,883	541,322

Total current assets	38,428,072	27,677,977

Property, Plant And Equipment:
Utility plant in service	97,035,515	96,385,022
Accumulated depreciation and amortization	(33,788,153)	(33,136,643)

Utility plant in service, net	63,247,362	63,248,379
Construction work in progress	2,476,600	1,992,222

Utility Plant, Net	65,723,962	65,240,601

Nonutility property	21,019,094	20,793,278
Accumulated depreciation and amortization	(9,018,341)	(8,832,823)

Nonutility property, net	12,000,753	11,960,455

Total property, plant and equipment	77,724,715	77,201,056

Other Assets:
Goodwill	298,314	298,314
Other assets	774,220	769,754

Total other assets	1,072,534	1,068,068

Total Assets	$117,225,321	$105,947,101

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2003	September 30, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$32,959	$1,032,372
Borrowings under lines of credit	19,080,000	12,992,000
Dividends payable	574,562	571,458
Accounts payable	12,222,268	9,289,899
Income taxes payable	613,371	—
Customer deposits	620,628	477,465
Accrued expenses	4,273,320	4,798,106
Refunds from suppliers – due customers	44,776	42,320
Overrecovery of gas costs	2,611,624	1,172,585
Unrealized losses on marked to market transactions	189,381	319,264

Total current liabilities	40,262,889	30,695,469

Long-term Debt, Excluding Current Maturities	30,211,523	30,219,987

Deferred Credits:
Asset retirement obligations	5,706,666	5,449,702
Deferred income taxes	5,584,358	5,457,991
Deferred investment tax credits	258,046	266,338

Total deferred credits	11,549,070	11,174,031

Stockholders’ Equity:
Common stock, $5 par value; authorized, 10,000,000 shares; issued and outstanding 2,014,576 and 2,003,232 shares, respectively	10,072,880	10,016,160
Preferred stock, no par, authorized, 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	12,179,869	11,977,084
Retained earnings	13,043,761	12,018,920
Accumulated other comprehensive loss	(94,671)	(154,550)

Total stockholders’ equity	35,201,839	33,857,614

Total Liabilities and Stockholders’ Equity	$117,225,321	$105,947,101

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

In accordance with guidance that became available subsequent to the Company’s filing of its Quarterly Report on Form 10-Q on February 13, 2004, the Company has reclassified the estimated costs of removal of utility plant previously recognized in accumulated depreciation as a separate liability for the periods ended December 31, 2003 and September 30, 2003. As a result of the adoption of SFAS No. 143, these liabilities are reported as regulatory liabilities.

The following table shows how consolidated utility plant, net and deferred credits and other liabilities on the balance sheet have been revised.

	December 31, 2003	September 30, 2003
Utility plant, net - as reported	$60,017,296	$59,790,899
Utility plant, net reclassification	5,706,666	5,449,702

Utility plant, net - as revised	$65,723,962	$65,240,601

Total deferred credits and other Liabilities - as reported	$5,842,404	$5,724,329
Total deferred credits and other Liabilities reclassification	5,706,666	5,449,702

Total deferred credits and other Liabilities - as revised	$11,549,070	$11,174,031

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

RGC Resources, Inc.

Date: April 20, 2004	By:	/s/ Howard T. Lyon

Howard T. Lyon Vice-President, Treasurer and Controller (Principal Financial Officer)

Exhibit 10(m)(m)(m)

BANK OF AMERICA, N.A.

LOAN AGREEMENT

This Loan Agreement (the “Agreement”) dated as of September 26, 2003, by and between Bank of America, N.A., a national banking association (“Lender”) and the Borrower described below.

In consideration of the Loan or Loans described below and the mutual covenants and agreements contained herein, and intending to be legally bound hereby, Lender and Borrower agree as follows:

1. DEFINITIONS AND REFERENCE TERMS. In addition to any other terms defined herein, the following terms shall have the meaning set forth with respect thereto:

A. Borrower: Bluefield Gas Company, a West Virginia corporation

B. Borrower’s Address:

519 Kimball Avenue

Roanoke, VA 24030

C. Hazardous Materials. Hazardous Materials include all materials defined as hazardous materials or substances under any local, state or federal environmental laws, rules or regulations, and petroleum, petroleum products, oil and asbestos.

D. Loan Documents. Loan Documents means this Loan Agreement and any and all promissory notes executed by Borrower in favor of Lender and all other documents, instruments, guarantees, certificates and agreements executed and/or delivered by Borrower, any guarantor or third party in connection with any Loan.

E. Accounting Terms. All accounting terms not specifically defined or specified herein shall have the meanings generally attributed to such terms under generally accepted accounting principles (“GAAP”), as in effect from time to time, consistently applied, with respect to the financial statements referenced in Section 3.H. hereof.

2. LOANS.

A. Loan(s). Lender hereby agrees to make (or has made) one or more loans (each a “Loan” and collectively the “Loans”) to Borrower in the aggregate principal face amount of $2,000,000. The obligation to repay the Loan(s) is evidenced by promissory note(s) dated September 26, 2003 (each promissory note, together all renewals, extensions or rearrangements thereof being hereafter individually and collectively, as the case may be, referred to as the “Note”). All terms governing the repayment, interest rate and maturity date of the Loans shall be as set forth in the respective Note.

3. REPRESENTATIONS AND WARRANTIES. Borrower hereby represents and warrants to Lender as follows:

A. Good Standing. Borrower is a Corporation, duly organized, validly existing and in good standing under the laws of the Commonwealth of Virginia and has the power and authority to own its property and to carry on its business in each jurisdiction in which Borrower does business.

B. Authority and Compliance. Borrower has full power and authority to execute and deliver the Loan Documents and to incur and perform the obligations provided for therein, all of which have been duly authorized by all proper and necessary action of the appropriate governing body of Borrower. No consent or approval of any public authority or other third party is required as a condition to the validity of any Loan Document, and Borrower is in compliance with all laws and regulatory requirements to which it is subject.

C. Binding Agreement. This Agreement and the other Loan Documents executed by Borrower constitute valid and legally binding obligations of Borrower, enforceable in accordance with their terms.

D. Litigation. There is no proceeding involving Borrower pending or, to the knowledge of Borrower, threatened before any court or governmental authority, agency or arbitration authority, except as disclosed to Lender in writing and acknowledged by Lender prior to the date of this Agreement.

E. No Conflicting Agreements. There is no charter, bylaw, stock provision, partnership agreement or other document pertaining to the organization, power or authority of Borrower and no provision of any existing agreement, mortgage, indenture or contract binding on Borrower or affecting its property, which would conflict with or in any way prevent the execution, delivery or carrying out of the terms of this Agreement and the other Loan Documents.

F. Ownership of Assets. Borrower has good title to its assets, and its assets are free and clear of liens, except those granted to Lender and as disclosed to Lender in writing prior to the date of this Agreement.

G. Taxes. All taxes and assessments due and payable by Borrower have been paid or are being contested in good faith by appropriate proceedings and the Borrower has filed all tax returns which it is required to file.

H. Financial Statements. The financial statements of Borrower heretofore delivered to Lender have been prepared in accordance with GAAP applied on a consistent basis throughout the period involved and fairly present Borrower’s financial condition as of the date or dates thereof, and there has been no material adverse change in Borrower’s financial condition or operations since April 30, 2003. All factual information furnished by Borrower to Lender in connection with this Agreement and the other Loan Documents is and will be accurate and complete on the date as of which such information is delivered to Lender and is not and will not be incomplete by the omission of any material fact necessary to make such information not misleading.

I. Environmental. The conduct of Borrower’s business operations and the condition of Borrower’s property does not and will not violate any federal laws, rules or ordinances for environmental protection, regulations of the Environmental Protection Agency, any applicable local or state law, rule, regulation or rule of common law or any judicial interpretation thereof relating primarily to the environment or Hazardous Materials.

J. Continuation of Representations and Warranties. All representations and warranties made under this Agreement shall be deemed to be made at and as of the date hereof and at and as of the date of any advance under any Loan.

4. AFFIRMATIVE COVENANTS. Until full payment and performance of all obligations of Borrower under the Loan Documents, Borrower will, unless Lender consents otherwise in writing (and without limiting any requirement of any other Loan Document):

A. Financial Condition. Maintain Borrower’s financial condition as follows, determined in accordance with GAAP applied on a consistent basis throughout the period involved except to the extent modified by the definitions shown on the attached Exhibit A:

1. Maximum Long Term Debt to Total Capitalization. A ratio of Consolidated Long Term Debt plus current maturities of Consolidated Long Term Debt to Consolidated Total Capitalization of no greater than .65 to 1.0.

2. Minimum Retained Earnings. Retained earnings of at least $1,400,000.

B. Financial Statements and Other Information. Maintain a system of accounting satisfactory to Lender and in accordance with GAAP applied on a consistent basis throughout the period involved, permit Lender’s officers or authorized representatives to visit and inspect Borrower’s books of account and other records at such reasonable times and as often as Lender may desire, and, if a default under the Loan Documents has occurred, pay the reasonable fees and disbursements of any accountants or other agents of Lender selected by Lender for the foregoing purposes. Unless written notice of another location is given to Lender, Borrower’s books and records will be located at Borrower’s chief executive office set forth above. All financial statements called for below shall be prepared in form and content acceptable to Lender and by independent certified public accountants acceptable to Lender.

In addition, Borrower shall provide (or cause to be provided) the following financial information and statements in form and content acceptable to Lender, and such additional information as requested by Lender from time to time:

1. Within 120 days of Borrower’s fiscal year end, Borrower’s annual financial statements. These financial statements must be audited by Borrower’s current accounting firm of Deloitte & Touche or another Certified Public Accountant acceptable to Lender (which acceptance shall not be unreasonably delayed or withheld). The statements shall be prepared on a consolidated and consolidating basis.

2. Within 46 days of the period’s end (including the last period in each fiscal year), Borrower’s quarterly financial statement, certified and dated by an authorized financial officer of Borrower. These financial statements may be Borrower prepared. The statements shall be prepared on a consolidated and consolidating basis.

3. Promptly, upon sending or receipt, copies of any management letters and correspondence relating to management letters, sent or received by Borrower to or from Borrower’s auditor.

4. Within the period(s) provided in (a) and (b) above, a compliance certificate of Borrower signed by an authorized financial officer of Borrower setting forth (i) the information and computations (in sufficient detail) to establish that Borrower is in compliance with all financial covenants at the end of the period covered by the financial statements then being furnished and (ii) whether there existed as of the date of such financial statements and whether there exists as of the date of the certificate, any default under this Agreement and, if any such default exists, specifying the nature thereof and the action Borrower is taking and proposes to take with respect thereto.

C. Insurance. Maintain insurance with responsible insurance companies on such of its properties, in such amounts and against such risks as is customarily maintained by similar businesses operating in the same vicinity, specifically to include fire and extended coverage insurance covering all assets, workers’ compensation insurance and liability insurance, all to be with such companies and in such amounts as are satisfactory to Lender and providing for at least 30 days prior notice to Lender of any cancellation thereof. Satisfactory evidence of such insurance will be supplied to Lender prior to funding under the Loan(s) and prior to each policy renewal.

D. Existence and Compliance. Maintain its existence, good standing and qualification to do business, where required and comply with all laws, regulations and governmental requirements including, without limitation, environmental laws applicable to it or to any of its property, business operations and transactions.

E. Adverse Conditions or Events. Promptly advise Lender in writing of (i) any condition, event or act which comes to its attention that would or might materially adversely affect Borrower’s financial condition or operations or Lender’s rights under the Loan Documents, (ii) any litigation filed by or against Borrower, (iii) any event that has occurred that would constitute an event of default under any Loan Documents and (iv) any uninsured or partially uninsured loss through fire, theft, liability or property damage in excess of an aggregate of $250,000.

F. Taxes and Other Obligations. Pay all of its taxes, assessments and other obligations, including, but not limited to taxes, costs or other expenses arising out of this transaction, as the same become due and payable, except to the extent the same are being contested in good faith by appropriate proceedings in a diligent manner.

G. Maintenance. Maintain all of its tangible property in good condition and repair and make all necessary replacements thereof, and preserve and maintain all licenses, trademarks, privileges, permits, franchises, certificates and the like necessary for the operation of its business.

H. Environmental Matters. Immediately advise Lender in writing of (i) any and all enforcement, cleanup, remedial, removal, or other governmental or regulatory actions instituted, completed or threatened pursuant to any applicable federal, state, or local laws, ordinances or regulations relating to any Hazardous Materials affecting Borrower’s business operations; and (ii) all claims made or threatened by any third party against Borrower relating to damages, contribution, cost recovery, compensation, loss or injury resulting from any Hazardous Materials. Borrower shall immediately notify Lender of any remedial action taken by Borrower with respect to Borrower’s business operations. Borrower will not use or permit any other party to use any Hazardous Materials at any of Borrower’s places of business or at any other property owned by Borrower except such materials as are incidental to Borrower’s normal course of business, maintenance and repairs and which are handled in compliance with all applicable environmental laws. Borrower agrees to permit Lender, its agents, contractors and employees to enter and inspect any of Borrower’s places of business or any other property of Borrower at any reasonable times upon three (3) days prior notice for the purposes of conducting an environmental investigation and audit (including taking physical samples) to insure that Borrower is complying with this covenant and Borrower shall reimburse Lender on demand for the costs of any such environmental investigation and audit. Borrower shall provide Lender, its agents, contractors, employees and representatives with access to and copies of any and all data and documents relating to or dealing with any Hazardous Materials used, generated, manufactured, stored or disposed of by Borrower’s business operations within five (5) days of the request therefore.

I. Auto Debit. Borrower has elected to authorize Lender to effect payment of sums due under the Note by means of debiting Borrower’s account our bank account # maintained at Wachovia Bank. Borrower will sign the authorization form attached as Exhibit B. This authorization shall not affect the obligation of Borrower to pay such sums when due, without notice, if there are insufficient funds in such account to make such payment in full on the due date thereof, or if Lender fails to debit the account.

5. NEGATIVE COVENANTS. Until full payment and performance of all obligations of Borrower under the Loan Documents, Borrower will not, without the prior written consent of Lender (and without limiting any requirement of any other Loan Documents):

A. Transfer of Assets. Sell, lease, assign or otherwise dispose of or transfer any assets, except in the normal course of its business.

B. Not to Suspend Business. Voluntarily suspend its business.

C. Borrowings. Create, incur, assume or become liable in any manner for any indebtedness (for borrowed money, deferred payment for the purchase of assets, lease payments, as surety or guarantor for the debt for another, or otherwise) in excess of $2,000,000 in the aggregate, other than to Lender, except for normal trade debts incurred in the ordinary course of Borrower’s business, and except for existing indebtedness disclosed to Lender in writing and acknowledged by Lender prior to the date of this Agreement.

D. Character of Business. Change the general character of business as conducted at the date hereof, or engage in any type of business not reasonably related to its business as presently conducted.

6. DEFAULT. Borrower shall be in default under this Agreement and under each of the other Loan Documents if it shall default in the payment of any amounts due and owing under the Loan or should it fail to timely and properly observe, keep or perform any term, covenant, agreement or condition in any Loan Document or in any other loan agreement, promissory note, security agreement, deed of trust, deed to secure debt, mortgage, assignment or other contract securing or evidencing payment of any indebtedness of Borrower to Lender or any affiliate or subsidiary of Lender of America Corporation.

7. REMEDIES UPON DEFAULT. If an event of default shall occur, Lender shall have all rights, powers and remedies available under each of the Loan Documents as well as all rights and remedies available at law or in equity.

8. NOTICES. All notices, requests or demands which any party is required or may desire to give to any other party under any provision of this Agreement must be in writing delivered to the other party at the following address:

Borrower:

Bluefield Gas Company

519 Kimball Avenue

Roanoke, VA 24030

Fax. No.540-777-2636

Lender:

Bank of America, N.A.

302 South Jefferson Street

Roanoke, VA 24011-2010

Fax No. 540-265-3187

or to such other address as any party may designate by written notice to the other party. Each such notice, request and demand shall be deemed given or made as follows:

A. If sent by mail, upon the earlier of the date of receipt or five (5) days after deposit in the U.S. Mail, first class postage prepaid;

B. If sent by any other means, upon delivery.

9. COSTS, EXPENSES AND ATTORNEYS’ FEES. Borrower shall pay to Lender immediately upon demand the full amount of all costs and expenses, including reasonable attorneys’ fees incurred by Lender in connection with (a) negotiation and preparation of this Agreement and each of the Loan Documents, and (b) all other costs and attorneys’ fees incurred by Lender for which Borrower is obligated to reimburse Lender in accordance with the terms of the Loan Documents.

10. MISCELLANEOUS. Borrower and Lender further covenant and agree as follows, without limiting any requirement of any other Loan Document:

A. Cumulative Rights and No Waiver. Each and every right granted to Lender under any Loan Document, or allowed it by law or equity shall be cumulative of each other and may be exercised in addition to any and all other rights of Lender, and no delay in exercising any right shall operate as a waiver thereof, nor shall any single or partial exercise by Lender of any right preclude any other or future exercise thereof or the exercise of any other right. Borrower expressly waives any presentment, demand, protest or other notice of any kind, including but not limited to notice of intent to accelerate and notice of acceleration. No notice to or demand on Borrower in any case shall, of itself, entitle Borrower to any other or future notice or demand in similar or other circumstances.

B. Applicable Law. This Loan Agreement and the rights and obligations of the parties hereunder shall be governed by and interpreted in accordance with the laws of Virginia and applicable United States federal law.

C. Amendment. No modification, consent, amendment or waiver of any provision of this Loan Agreement, nor consent to any departure by Borrower therefrom, shall be effective unless the same shall be in writing and signed by an officer of Lender, and then shall be effective only in the specified instance and for the purpose for which given. This Loan Agreement is binding upon Borrower, its successors and assigns, and inures to the benefit of Lender, its successors and assigns; however, no assignment or other transfer of Borrower’s rights or obligations hereunder shall be made or be effective without Lender’s prior written consent, nor shall it relieve Borrower of any obligations hereunder. There is no third party beneficiary of this Loan Agreement.

D. Documents. All documents, certificates and other items required under this Loan Agreement to be executed and/or delivered to Lender shall be in form and content satisfactory to Lender and its counsel.

E. Partial Invalidity. The unenforceability or invalidity of any provision of this Loan Agreement shall not affect the enforceability or validity of any other provision herein and the invalidity or unenforceability of any provision of any Loan Document to any person or circumstance shall not affect the enforceability or validity of such provision as it may apply to other persons or circumstances.

F. Indemnification. Notwithstanding anything to the contrary contained in Section 10(G), Borrower shall indemnify, defend and hold Lender and its successors and assigns harmless from and against any and all claims, demands, suits, losses, damages, assessments, fines, penalties, costs or other expenses (including reasonable attorneys’ fees and court costs) arising from or in any way related to any of the transactions contemplated hereby, including, but not limited to, actual or threatened damage to the environment, agency costs of investigation, personal injury or death, or property damage, due to a release or alleged release of Hazardous Materials, arising from Borrower’s business operations, any other property owned by Borrower or in the surface or ground water arising from Borrower’s business operations, or gaseous emissions arising from Borrower’s business operations or any other condition existing or arising from Borrower’s business operations resulting from the use or existence of Hazardous Materials, whether such claim proves to be true or false. Borrower further agrees that its indemnity obligations shall include, but are not limited to, liability for damages resulting from the personal injury or death of an employee of the Borrower, regardless of whether the Borrower has paid the employee under the workers’ compensation laws of any state or other similar federal or state legislation for the protection of employees. The term “property damage” as used in this paragraph includes, but is not limited to, damage to any real or personal property of Borrower, Lender, and of any third parties. Borrower’s obligations under this paragraph shall survive the repayment of the Loan and any deed in lieu of foreclosure or foreclosure of any Deed to Secure Debt, Deed of Trust, Security Agreement or Mortgage securing the Loan.

G. Survivability. All covenants, agreements, representations and warranties made herein or in the other Loan Documents shall survive the making of the Loan and shall continue in full force and effect so long as the Loan is outstanding or the obligation of the Lender to make any advances under the Line shall not have expired.

11. ARBITRATION. Any claim or controversy (“Claim”) between the parties, whether arising in contract or tort or by statute including, but not limited to, Claims resulting from or relating to this Agreement shall, upon the request of either party, be resolved by binding arbitration in accordance with the Federal Arbitration Act (Title 9, US Code). Arbitration proceedings will be conducted in accordance with the applicable rules for the arbitration of disputes of JAMS or any successor thereof. The arbitration shall be conducted in any U.S. state where real or tangible personal property collateral for the credit is located or if there is no such collateral, in Virginia. The arbitration hearing shall commence within 90 days of the demand for arbitration and close within 90 days of commencement, and any award, which may include legal fees, shall be issued (with a brief written statement of the reasons therefore) within 30 days of the close of hearing. Any dispute concerning whether a claim is arbitrable or barred by the statute of limitations shall be determined by the arbitrator. This arbitration provision is not intended to limit the right of any party to exercise self-help remedies, to seek and obtain interim or provisional relief of any kind or to initiate judicial or non-judicial foreclosure against any real or personal property collateral. By agreeing to binding arbitration, the parties irrevocably and voluntarily waive any right they may have to a trial by jury in respect of any Claim. Furthermore, if for any reason a Claim is not arbitrated, the parties irrevocably and voluntarily agree to waive any right to a trial by jury in respect of such Claim.

12. NO ORAL AGREEMENT. THIS WRITTEN LOAN AGREEMENT AND THE OTHER LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed under seal by their duly authorized representatives as of the date first above written.

LENDER: Bank of America, N.A.

By:	/s/ Greg L. Richards	(Seal)

Name:	Greg L. Richards
Title:	Senior Vice President

BORROWER: Bluefield Gas Company

By:	/s/ Dale P. Moore	(Seal)

Name:	Dale P. Moore
Title:	Vice President and Secretary

EXHIBIT A

Financial Covenant Definitions

“Consolidated” when used with respect to Long Term Debt means Long Term Debt of the Borrower and its Affiliates determined on a consolidated basis eliminating intercompany items.

“Long Term Debt” of any Person means (i) all Indebtedness of such Person for borrowed money or which has been incurred in connection with the acquisition of assets in each case having a final maturity of more than one year form the date of origin thereof (or which is renewable or extendible at the option of the obligor for a periods or periods more that one year from the date of origin), but excluding all payments in respect thereof that are required to be made within one year from the date of any determination of Long Term Debt, whether or not the obligation to make such payments shall constitute a current liability of the obligor under GAAP, (ii) obligations secured by any lien upon property or assets owned by such Person, even though such Person has not assumed or become liable for the payment of such obligations, (iii) obligations created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person, notwithstanding the fact that the rights and remedies of the seller, lender or lessor under such agreement in the event of default are limited to repossession or sale of property, (iv) all capitalized rentals of such Person, and (v) all guaranties by such Person of Long Term Debt of others.

“Consolidated Total Capitalization” means, as of the date of any determination thereof, the sum of (i) Consolidated Long Term Debt, plus (ii) current maturities of Consolidated Long Term Debt, plus (iii) consolidated stockholders’ equity.

EXHIBIT B

(Auto Debit Authorization)

1.1 Beginning the date of this Authorization, Lender shall debit Borrower’s designated deposit account with the Depository listed below (the “Designated Account”) in the amount of each payment of principal, interest and other fees and charges on Borrower’s extensions of credit from Lender on the dates such payments become due.

DEPOSITORY NAME: Wachovia Bank

Address: Roanoke, VA

Routing Number: Our Bank Account Number

Borrower’s Deposit Account Number: Our Bank Account Number

(A voided copy of a check on this account is attached to this Authorization).

1.2 Borrower authorizes Lender to debit the Designated Account by no later than the close of business on the dates payments become due. The ACH debits shall be subject to the operating rules of the National Automated Clearing House Association, as in effect from time to time. If a due date does not fall on a Business Day, Lender shall debit the Designated Account on the first day following such due date. For purposes of this Agreement, “Business Day” means a day other than Saturday, Sunday or other day on which commercial banks are authorized to close or are in fact closed in the state where the Lender’s lending office is located.

1.3 Borrower shall maintain sufficient funds in the Designated Account on the dates Lender enters debits authorized by this Agreement. If there are insufficient funds in the Designated Account on the date Lender enters any debit authorized by this Agreement, such debit will be reversed.

1.4 Lender or Borrower may terminate this Authorization by notice in writing. Any such termination notice shall be effective ten (10) days after its receipt. In the event Lender or Borrower terminates this Authorization, Borrower shall commence, as of the date such termination is effective, to make principal, interest and other payments in the funds and at such office of Lender as Lender may from time to time select or as otherwise provided in any agreement between Lender and Borrower for an extension of credit.

1.5 The amount of the debits on the Designated Account may be different from time to time. The Lender will notify Borrower of the amount of the next debit amount on each periodic billing statement.

1.6 The Borrower is being furnished a copy of this executed Authorization to keep.

1.7 Notices and inquiries to the Lender and Borrower should be addressed to:

Lender:

Bank of America, N.A.

Attention: Greg L. Richards

Roanoke Commercial Banking

302 South Jefferson Street

Roanoke, VA 24011-2010

Phone:

Fax:

Borrower:

Bluefield Gas Company

519 Kimball Avenue

Roanoke, VA 24030

Phone:

Fax:

Dated: 9/30/02

Bluefield Gas Company.

By:	/s/ Dale P. Moore

Its:	Vice President & Secetery

Bank of America, N. A.

By:	/s/ Greg L. Richards

Greg L. Richards, Senior Vice President

Exhibit 10(n)(n)(n)

Bank of America, N.A.

Promissory Note

Date September 26, 2003         ☒ New         ☐ Renewal         Amount $2,000,000         Maturity Date November 21, 2005

Lender:	Borrower:

Bank of America, N.A. Roanoke Commercial Banking 302 South Jefferson Street Roanoke, VA 24011-2010	Bluefield Gas Company 519 Kimball Avenue Roanoke, VA 24030

FOR VALUE RECEIVED, the undersigned Borrower unconditionally (and jointly and severally, if more than one) promises to pay to the order of Lender, its successors and assigns, without setoff, at its offices indicated at the beginning of this Note, or at such other place as may be designated by Lender, the principal amount of Two Million and 00/100 Dollars ($2,000,000), or so much thereof as may be advanced from time to time in immediately available funds, together with interest computed daily on the outstanding principal balance hereunder, at an annual interest rate, and in accordance with the payment schedule, indicated below.

1. Rate

(a) Interest on this Note shall accrue at a per annum rate or rates equal to the LIBOR Rate plus 1.13% per annum.

(b) The “LIBOR Rate” means the interest rate determined by the following formula, rounded upward to the nearest 1/100 of one percent. (All amounts in the calculation will be determined by Lender as of the first day of the interest period.)

LIBOR Rate	=	London Inter-Bank Offered Rate
(1.00 - Reserve Percentage)

Where,

(1) “London Inter-Bank Offered Rate” means the average per annum interest rate at which U.S. dollar deposits would be offered for the “Applicable Interest Period,” as defined below, by major banks in the London inter-bank market, as shown on the Telerate Page 3750 (or any successor page) at approximately 11:00 a.m. London time two (2) London Banking Days before the commencement of the Applicable Interest Period. If such rate does not appear on the Telerate Page 3750 (or any successor page), the rate for that Applicable Interest Period will be determined by such alternate method as reasonably selected by Lender. A “London Banking Day” is a day on which Lender’s London Banking Center is open for business and dealing in offshore dollars.

(2) “Reserve Percentage” means the total of the maximum reserve percentages for determining the reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency Liabilities, as defined in Federal Reserve Board Regulation D, rounded upward to the nearest 1/100 of one percent. The percentage will be expressed as a decimal, and will include, but not be limited to, marginal, emergency, supplemental, special, and other reserve percentages.

(3) “Applicable Interest Period” means each one-month period commencing on the first LIBOR Banking Day, defined below, of each calendar month through and including the day immediately before the first LIBOR Banking Day of the next calendar month. “LIBOR Banking Day” means a day, other than a Saturday or a Sunday, on which Lender is open for business in New York and London and dealing in offshore dollars.

(c) If at any time after the date hereof, the Lender (which shall include, for purposes of this Section, any corporation controlling the Lender) determines that the adoption or modification of any applicable Law regarding taxation, the Lender’s required levels of reserves, deposits, insurance or capital (including any allocation of capital requirements or conditions), or similar requirements, or any interpretation or administration thereof by any Tribunal or compliance of the Lender with any of such requirements, has or would have the effect of (a) increasing the Lender’s costs relating to the loan evidenced by this Note, or (b) reducing the yield or rate of return of the Lender on such loan, to a level below that which the Lender could have achieved but for the adoption or modification of any such requirements, the Borrower shall, within fifteen (15) days of any request by the Lender, pay to the Lender such additional amounts as (in the Lender’s sole judgment, after good faith and reasonable computation) will compensate the Lender for such increase in costs or reduction in yield or rate of return of the Lender. No failure by the Lender to immediately demand payment of any additional amounts payable hereunder shall constitute a waiver of the Lender’s right to demand payment of such amounts at any subsequent time. Nothing herein contained shall be construed or so operate as to require the Borrower to pay any interest, fees, costs or charges greater than is permitted by applicable Law. For purposes of this Note:

“Laws” means all constitutions, treaties, statutes, laws, ordinances, regulations, rules, order, writs, injunctions, or decrees of the United States of America, any state or commonwealth, any municipality, any foreign country, any territory or possession, or any Tribunal; and

“Tribunal” means any state, commonwealth, federal, foreign, territorial or other court or governmental department, commission, board, bureau, district, authority, agency, central bank, or instrumentality, or any arbitration authority.

Notwithstanding any provision of this Note, Lender does not intend to charge and Borrower shall not be required to pay any amount of interest or other charges in excess of the maximum permitted by the applicable law of the Commonwealth of Virginia; if any higher rate ceiling is lawful, then that higher rate ceiling shall apply, and any payment in excess of such maximum shall be refunded to Borrower or credited against principal, at the option of Lender. The foregoing sentence shall have no effect if under Virginia law Borrower is unable to plead usury as a defense.

2. Accrual Method. Unless otherwise indicated, interest at the Rate set forth above will be calculated by the 365/360 day method (a daily amount of interest is computed for a hypothetical year of 360 days; that amount is multiplied by the actual number of days for which any principal is outstanding hereunder).

3. Rate Change Date. Any Rate based on a fluctuating index or base rate will change, unless otherwise provided, each time and as of the date that the index or base rate changes. In the event any index is discontinued, Lender shall substitute an index determined by Lender to be comparable, in its sole discretion.

4. Payment Schedule. All payments received hereunder shall be applied first to the payment of any expense or charges payable hereunder or under any other loan documents executed in connection with this Note, then to interest due and payable, with the balance applied to principal, or in such other order as Lender shall determine at its option.

The principal of and interest on this Note shall be due and payable as follows:

a.	On October 1, 2003, and the same day of each month thereafter until this Note is paid in full, the amount of accrued but unpaid interest hereon shall be due and payable; and

b.	All indebtedness hereunder, including outstanding principal and accrued interest, unless sooner paid, shall be due and payable on November 21, 2005.

5. Automatic Payment.

Borrower has elected to authorize Lender to effect payment of sums due under this Note by means of debiting Borrower’s account number /VA. This authorization shall not affect the obligation of Borrower to pay such sums when due, without notice, if there are insufficient funds in such account to make such payment in full on the due date thereof, or if Lender fails to debit the account.

6. Waivers, Consents and Covenants. Borrower, any indorser or guarantor hereof, or any other party hereto (individually an “Obligor” and collectively “Obligors”) and each of them jointly and severally: (a) waive presentment, demand, protest, notice of demand, notice of intent to accelerate, notice of acceleration of maturity, notice of protest, notice of nonpayment, notice of dishonor, and any other notice required to be given under the law to any Obligor in connection with the delivery, acceptance, performance, default or enforcement of this Note, any indorsement or guaranty of this Note, or any other documents executed in connection with this Note or any other note or other loan documents now or hereafter executed in connection with any obligation of Borrower to Lender (the “Loan Documents”); (b) consent to all delays, extensions, renewals or other modifications of this Note or the Loan Documents, or waivers of any term hereof or of the Loan Documents, or release or discharge by Lender of any of Obligors, or release, substitution or exchange of any security for the payment hereof, or the failure to act on the part of Lender, or any indulgence shown by Lender (without notice to or further assent from any of Obligors), and agree that no such action, failure to act or failure to exercise any right or remedy by Lender shall in any way affect or impair the obligations of any Obligors or be construed as a waiver by Lender of, or otherwise affect, any of Lender’s rights under this Note, under any indorsement or guaranty of this Note or under any of the Loan Documents; and (c) agree to pay, on demand, all costs and expenses of collection or defense of this Note or of any indorsement or guaranty hereof and/or the enforcement or defense of Lender’s rights with respect to, or the administration, supervision, preservation, or protection of, or realization upon, any property securing payment hereof, including, without limitation, reasonable attorney’s fees, including fees related to any suit, mediation or arbitration proceeding, out of court payment agreement, trial, appeal, bankruptcy proceedings or other proceeding, in the amount of 25% of the principal amount of this Note, or such greater amount as may be determined reasonable by any arbitrator or court, whichever is applicable.

2

7. Prepayments. Prepayments may be made in whole or in part at any time without penalty or premium. All prepayments of principal shall be applied in the inverse order of maturity, or in such other order as Lender shall determine in its sole discretion. If there is a prepayment of any such principal, because of acceleration or otherwise, the prepayment shall be accompanied by the amount of accrued interest on the amount prepaid.

8. Delinquency Charge. To the extent permitted by law, a delinquency charge may be imposed in an amount not to exceed four percent (4%) of any payment that is more than fifteen days late.

9. Events of Default. The following are events of default hereunder: (a) the failure to pay or perform any obligation, liability or indebtedness of any Obligor to Lender, or to any affiliate or subsidiary of Bank of America, N.A. Corporation, whether under this Note or any Loan Documents, as and when due (whether upon demand, at maturity or by acceleration); (b) the failure to pay or perform any other obligation, liability or indebtedness of any Obligor to any other party; (c) the death of any Obligor (if an individual); (d) the resignation or withdrawal of any partner or a material owner/guarantor of Borrower, as determined by Lender in its sole discretion; (e) the commencement of a proceeding against any Obligor for dissolution or liquidation, the voluntary or involuntary termination or dissolution of any Obligor or the merger or consolidation of any Obligor with or into another entity; (f) the insolvency of, the business failure of, the appointment of a custodian, trustee, liquidator or receiver for or for any of the property of, the assignment for the benefit of creditors by, or the filing of a petition under bankruptcy, insolvency or debtor’s relief law or the filing of a petition for any adjustment of indebtedness, composition or extension by or against any Obligor; (g) the determination by Lender that any representation or warranty made to Lender by any Obligor in any Loan Documents or otherwise is or was, when it was made, untrue or materially misleading; (h) the failure of any Obligor to timely deliver such financial statements, including tax returns, other statements of condition or other information, as Lender shall request from time to time; (i) the entry of a judgment against any Obligor which Lender deems to be of a material nature, in Lender’s sole discretion; (j) the seizure or forfeiture of, or the issuance of any writ of possession, garnishment or attachment, or any turnover order for any property of any Obligor; (k) the determination by Lender that it is insecure for any reason; (l) the determination by Lender that a material adverse change has occurred in the financial condition of any Obligor; or (m) the failure of Borrower’s business to comply with any law or regulation controlling its operation.

10. Remedies upon Default. Whenever there is a default under this Note (a) the entire balance outstanding hereunder and all other obligations of any Obligor to Lender (however acquired or evidenced) shall, at the option of Lender, become immediately due and payable and any obligation of Lender to permit further borrowing under this Note shall immediately cease and terminate, and/or (b) to the extent permitted by law, the Rate of interest on the unpaid principal shall be increased at Lender’s discretion up to the maximum rate allowed by law, or if none, 25% per annum (the “Default Rate”). The provisions herein for a Default Rate shall not be deemed to extend the time for any payment hereunder or to constitute a “grace period” giving Obligors a right to cure any default. At Lender’s option, any accrued and unpaid interest, fees or charges may, for purposes of computing and accruing interest on a daily basis after the due date of this Note or any installment thereof, be deemed to be a part of the principal balance, and interest shall accrue on a daily compounded basis after such date at the Default Rate provided in this Note until the entire outstanding balance of principal and interest is paid in full. Upon a default under this Note, Lender is hereby authorized at any time, at its option and without notice or demand, to set off and charge against any deposit accounts of any Obligor (as well as any money, instruments, securities, documents, chattel paper, credits, claims, demands, income and any other property, rights and interests of any Obligor), which at any time shall come into the possession or custody or under the control of Lender or any of its agents, affiliates or correspondents, any and all obligations due hereunder. Additionally, Lender shall have all rights and remedies available under each of the Loan Documents, as well as all rights and remedies available at law or in equity.

11. Non-waiver. The failure at any time of Lender to exercise any of its options or any other rights hereunder shall not constitute a waiver thereof, nor shall it be a bar to the exercise of any of its options or rights at a later date. All rights and remedies of Lender shall be cumulative and may be pursued singly, successively or together, at the option of Lender. The acceptance by Lender of any partial payment shall not constitute a waiver of any default or of any of Lender’s rights under this Note. No waiver of any of its rights hereunder, and no modification or amendment of this Note, shall be deemed to be made by Lender unless the same shall be in writing, duly signed on behalf of Lender; each such waiver shall apply only with respect to the specific instance involved, and shall in no way impair the rights of Lender or the obligations of Obligors to Lender in any other respect at any other time.

12. Applicable Law, Venue and Jurisdiction. This Note and the rights and obligations of Borrower and Lender shall be governed by and interpreted in accordance with the law of the Commonwealth of Virginia. In any litigation in connection with or to enforce this Note or any indorsement or guaranty of this Note or any Loan Documents, Obligors, and each of them, irrevocably consent to and confer personal jurisdiction on the courts of the Commonwealth of Virginia or the United States located within the Commonwealth of Virginia and expressly waive any objections as to venue in any such courts. Nothing contained herein shall, however, prevent Lender from bringing any action or exercising any rights within any other state or jurisdiction or from obtaining personal jurisdiction by any other means available under applicable law.

13. Partial Invalidity. The unenforceability or invalidity of any provision of this Note shall not affect the enforceability or validity of any other provision herein and the invalidity or unenforceability of any provision of this Note or of the Loan Documents to any person or circumstance shall not affect the enforceability or validity of such provision as it may apply to other persons or circumstances.

14. Binding Effect. This Note shall be binding upon and inure to the benefit of Borrower, Obligors and Lender and their respective successors, assigns, heirs and personal representatives, provided, however, that no obligations of Borrower or Obligors hereunder can be assigned without prior written consent of Lender.

15. Controlling Document. To the extent that this Note conflicts with or is in any way incompatible with any other document related specifically to the loan evidenced by this Note, this Note shall control over any other such document, and if this Note does not address an issue, then each such document shall control to the extent that it deals most specifically with an issue.

16. ARBITRATION. ANY CONTROVERSY OR CLAIM BETWEEN OR AMONG THE PARTIES HERETO INCLUDING BUT NOT LIMITED TO THOSE ARISING OUT OF OR RELATING TO THIS INSTRUMENT, AGREEMENT OR DOCUMENT OR ANY RELATED INSTRUMENTS,

3

AGREEMENTS OR DOCUMENTS, INCLUDING ANY CLAIM BASED ON OR ARISING FROM AN ALLEGED TORT, SHALL BE DETERMINED BY BINDING ARBITRATION IN ACCORDANCE WITH THE FEDERAL ARBITRATION ACT (OR IF NOT APPLICABLE, THE APPLICABLE STATE LAW), THE RULES OF PRACTICE AND PROCEDURE FOR THE ARBITRATION OF COMMERCIAL DISPUTES OF J.A.M.S./ENDISPUTE OR ANY SUCCESSOR THEREOF (“J.A.M.S.”), AND THE “SPECIAL RULES” SET FORTH BELOW. IN THE EVENT OF ANY INCONSISTENCY, THE SPECIAL RULES SHALL CONTROL. JUDGMENT UPON ANY ARBITRATION AWARD MAY BE ENTERED IN ANY COURT HAVING JURISDICTION. ANY PARTY TO THIS INSTRUMENT, AGREEMENT OR DOCUMENT MAY BRING AN ACTION, INCLUDING A SUMMARY OR EXPEDITED PROCEEDING, TO COMPEL ARBITRATION OF ANY CONTROVERSY OR CLAIM TO WHICH THIS AGREEMENT APPLIES IN ANY COURT HAVING JURISDICTION OVER SUCH ACTION.

A. SPECIAL RULES. THE ARBITRATION SHALL BE CONDUCTED IN THE COUNTY OF ANY BORROWER’S DOMICILE AT THE TIME OF THE EXECUTION OF THIS INSTRUMENT, AGREEMENT OR DOCUMENT AND ADMINISTERED BY J.A.M.S. WHO WILL APPOINT AN ARBITRATOR; IF J.A.M.S. IS UNABLE OR LEGALLY PRECLUDED FROM ADMINISTERING THE ARBITRATION, THEN THE AMERICAN ARBITRATION ASSOCIATION WILL SERVE. ALL ARBITRATION HEARINGS WILL BE COMMENCED WITHIN 90 DAYS OF THE DEMAND FOR ARBITRATION; FURTHER, THE ARBITRATOR SHALL ONLY, UPON A SHOWING OF CAUSE, BE PERMITTED TO EXTEND THE COMMENCEMENT OF SUCH HEARING FOR UP TO AN ADDITIONAL 60 DAYS.

B. RESERVATION OF RIGHTS. NOTHING IN THIS ARBITRATION PROVISION SHALL BE DEEMED TO (I) LIMIT THE APPLICABILITY OF ANY OTHERWISE APPLICABLE STATUTES OF LIMITATION OR REPOSE AND ANY WAIVERS CONTAINED IN THIS INSTRUMENT, AGREEMENT OR DOCUMENT; OR (II) BE A WAIVER BY LENDER OF THE PROTECTION AFFORDED TO IT BY 12 U.S.C. SEC. 91 OR ANY SUBSTANTIALLY EQUIVALENT STATE LAW; OR (III) LIMIT THE RIGHT OF LENDER HERETO (A) TO EXERCISE SELF HELP REMEDIES SUCH AS (BUT NOT LIMITED TO) SETOFF, OR (B) TO FORECLOSE AGAINST ANY REAL OR PERSONAL PROPERTY COLLATERAL, OR (C) TO OBTAIN FROM A COURT PROVISIONAL OR ANCILLARY REMEDIES SUCH AS (BUT NOT LIMITED TO) INJUNCTIVE RELIEF, WRIT OF POSSESSION OR THE APPOINTMENT OF A RECEIVER. LENDER MAY EXERCISE SUCH SELF HELP RIGHTS, FORECLOSE UPON SUCH PROPERTY, OR OBTAIN SUCH PROVISIONAL OR ANCILLARY REMEDIES BEFORE, DURING OR AFTER THE PENDENCY OF ANY ARBITRATION PROCEEDING BROUGHT PURSUANT TO THIS INSTRUMENT, AGREEMENT OR DOCUMENT. NEITHER THIS EXERCISE OF SELF HELP REMEDIES NOR THE INSTITUTION OR MAINTENANCE OF AN ACTION FOR FORECLOSURE OR PROVISIONAL OR ANCILLARY REMEDIES SHALL CONSTITUTE A WAIVER OF THE RIGHT OF ANY PARTY, INCLUDING THE CLAIMANT IN ANY SUCH ACTION, TO ARBITRATE THE MERITS OF THE CONTROVERSY OR CLAIM OCCASIONING RESORT TO SUCH REMEDIES.

Borrower represents to Lender that the proceeds of this loan are to be used primarily for business, commercial or agricultural purposes. Borrower acknowledges having read and understood, and agrees to be bound by, all terms and conditions of this Note and hereby executes this Note under seal as of the date here above written.

NOTICE OF FINAL AGREEMENT. THIS WRITTEN PROMISSORY NOTE REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

Borrower

Bluefield Gas Company

By:	/s/ Dale P. Moore

Name:	Dale P. Moore
Its:	Vice President and Secretary

4

Exhibit 10(o)(o)(o)

Date September 26, 2003

Continuing and Unconditional Guaranty

Lender:	Guarantor:

Bank of America, N.A. Banking Center:	RGC Resources, Inc. 519 Kimball Avenue Roanoke, VA 24030
302 South Jefferson Street P. O. Box 14111 Roanoke, VA 24038-4111

“Borrower”: Bluefield Gas Company, a Virginia corporation

                                (Borrower’s Name)

1. Guaranty. FOR VALUE RECEIVED, and to induce Bank of America, N.A. (Attn: Gregory L. Richards ) (“Lender “) to make loans or advances or to extend credit or other financial accommodations or benefits, with or without security, to or for the account of Borrower, the undersigned “Guarantor”, if more than one, then each of them jointly and severally, hereby irrevocably and unconditionally guarantees to Lender the full and prompt payment when due, whether by acceleration or otherwise, of any and all Liabilities (as hereinafter defined) of Borrower to Lender . This Guaranty is continuing and unlimited as to the amount, and is cumulative to and does not supersede any other guaranties.

Guarantor further unconditionally guarantees the faithful, prompt and complete compliance by Borrower with all Obligations (as hereinafter defined). The undertakings of Guarantor hereunder are independent of the Liabilities and Obligations of Borrower and a separate action or actions for payment, damages or performance may be brought or prosecuted against Guarantor, whether or not an action is brought against Borrower or to realize upon the security for the Liabilities and/or Obligations, whether or not Borrower is joined in any such action or actions, and whether or not notice is given or demand is made upon Borrower.

Lender shall not be required to proceed first against Borrower, or any other person, or entity, whether primarily or secondarily liable, or against any collateral held by it, before resorting to Guarantor for payment, and Guarantor shall not be entitled to assert as a defense to the enforceability of the Guaranty any defense of Borrower with respect to any Liabilities or Obligations.

2. Paragraph Headings, Governing Law and Binding Effect. Guarantor agrees that the paragraph headings in this Guaranty are for convenience only and that they will not limit any of the provisions of this Guaranty. Guarantor further agrees that this Guaranty shall be governed by and construed in accordance with the laws of the Commonwealth of Virginia and applicable United States federal law. Guarantor further agrees that this Guaranty shall be deemed to have been made in the Commonwealth of Virginia at Lender’s address indicated above, and shall be governed by, and construed in accordance with, the laws of the Commonwealth of Virginia, or the United States courts located within the Commonwealth of Virginia, and is performable in the Commonwealth of Virginia. This Guaranty is binding upon Guarantor, his, their or its executors, administrators, successors or assigns, and shall inure to the benefit of Lender, its successors, indorsees or assigns. Anyone executing this Guaranty shall be bound by the terms hereof without regard to execution by anyone else.

3. Definitions.

A. “Guarantor” shall mean Guarantor or any one or more of them.

B. “Liability” or “Liabilities” shall mean without limitation, indebtedness, and obligations of Borrower and/or Guarantor to Lender, whether direct or indirect, absolute or contingent, joint or several, secured or unsecured, due or not due, liquidated or unliquidated, arising by operation of law or otherwise, now or hereafter existing, or held or to be held by Lender for its own account or as agent for another or others, whether created directly, indirectly, or acquired by assignment or otherwise, including but not limited to all extensions or renewals thereof, and all sums payable under or by virtue thereof, including without limitation, all amounts of principal and interest, all expenses (including reasonable attorney’s fees and cost of collection) incurred in the collection thereof or the enforcement of rights thereunder (including without limitation, any liability arising from failure to comply with state or federal laws, rules and regulations concerning the control of hazardous waste or substances at or with respect to any real estate securing any loan guaranteed hereby), whether arising in the ordinary course of business or otherwise. If Borrower is a partnership, corporation or other entity the term “Liability” or “Liabilities” as used herein shall include all Liabilities to Lender of any successor entity or entities.

C. “Loan Documents” shall mean all security agreements and other documents securing payment of the Liabilities and all notes and other agreements, documents, and instruments evidencing or relating to the Liabilities and Obligations.

D. “Obligation” or “Obligations” shall mean all terms, conditions, covenants, agreements and undertakings of Borrower and/or Guarantor under all notes and other documents evidencing the Liabilities, and under security agreements and other agreements, documents and instruments executed in connection with the Liabilities or related thereto.

4. Waivers by Guarantor. To the extent permitted by law, Guarantor waives notice of acceptance of this Guaranty, notice of any Liabilities or Obligations to which it may apply, presentment, demand for payment, protest, notice of dishonor or nonpayment of any Liabilities, notice of intent to accelerate, notice of acceleration, and notice of any suit or the taking of other action by Lender against Borrower, Guarantor or any other person, any applicable statute of limitations and any other notice to any party liable on any Loan Document (including Guarantor).

So long as there remains any liability of Guarantor hereunder, each Guarantor also hereby waives any claim, right or remedy which such Guarantor may now have or hereafter acquire against Borrower that arises hereunder and/or from the performance by any other Guarantor hereunder including, without limitation, any claim, remedy or right of subrogation, reimbursement, exoneration, contribution, indemnification, or participation in any claim, right or remedy of Lender against Borrower or against any security which Lender now has or hereafter acquires, whether or not such claim, right or remedy arises in equity, under contract, by statute, under common law or otherwise.

Bank of America Virginia [Commercial]	-1-	Continuing and Unconditional Guaranty 2/96

Guarantor also waives the benefits of any provision of law requiring that Lender exhaust any right or remedy, or take any action, against Borrower, any Guarantor, any other person and/or property including but not limited to the provisions of the Virginia Code Section 49-25 and the Virginia Code Section 49-26, as amended, or otherwise.

Lender may at any time and from time to time (whether before or after revocation or termination of this Guaranty) without notice to Guarantor (except as required by law), without incurring responsibility to Guarantor, without impairing, releasing or otherwise affecting the Obligations of Guarantor, in whole or in part, and without the indorsement or execution by Guarantor of any additional consent, waiver or guaranty: (a) change the manner, place or terms of payment, or change or extend the time of or renew, or change any interest rate or alter any Liability or Obligation or installment thereof, or any security therefor; (b) loan additional monies or extend additional credit to Borrower, with or without security, thereby creating new Liabilities or Obligations the payment or performance of which shall be guaranteed hereunder, and the Guaranty herein made shall apply to the Liabilities and Obligations as so changed, extended, surrendered, realized upon or otherwise altered; (c) sell, exchange, release, surrender, realize upon or otherwise deal with in any manner and in any order any property at any time pledged or mortgaged to secure the Liabilities or Obligations and any offset there against; (d) exercise or refrain from exercising any rights against Borrower or others (including Guarantor) or act or refrain from acting in any other manner; (e) settle or compromise any Liability or Obligation or any security therefor and subordinate the payment of all or any part thereof to the payment of any Liability or Obligation of any other parties primarily or secondarily liable on any of the Liabilities or Obligations; (f) release or compromise any Liability of Guarantor hereunder or any Liability or Obligation of any other parties primarily or secondarily liable on any of the Liabilities or Obligations; or (g) apply any sums from any sources to any Liability without regard to any Liabilities remaining unpaid.

5. Subordination. Upon written demand of Lender after a default by Borrower on the Obligations or by Guarantor under this Guaranty, Guarantor agrees that it will not demand, take or receive from Borrower, by set-off or in any other manner, payment of any debt, now and at any time or times hereafter owing by Borrower to Guarantor unless and until all the Liabilities and Obligations shall have been fully paid and performed, and any security interest, liens or encumbrances which Guarantor now has and from time to time hereafter may have upon any of the assets of Borrower shall be made subordinate, junior and inferior and postponed in priority, operation and effect to any security interest of Lender in such assets.

6. Waivers by Lender. No delay on the part of Lender in exercising any of its options, powers or rights, and no partial or single exercise thereof, shall constitute a waiver thereof. No waiver of any of its rights hereunder, and no modification or amendment of this Guaranty, shall be deemed to be made by Lender unless the same shall be in writing, duly signed on behalf of Lender; and each such waiver, if any, shall apply only with respect to the specific instance involved, and shall in no way impair the rights of Lender or the obligations of Guarantor to Lender in any other respect at any other time.

7. Termination. This Guaranty shall be binding on Guarantor until written notice of revocation signed by such Guarantor or written notice of the death of such Guarantor shall have been received by Lender. No notice of revocation or termination hereof shall affect in any manner rights arising under this Guaranty with respect to Liabilities or Obligations that shall have been committed, created, contracted, assumed or incurred prior to receipt of such written notice pursuant to any agreement entered into by Lender prior to receipt of such notice. The sole effect of such notice of revocation or termination hereof shall be to exclude from this Guaranty, Liabilities or Obligations thereafter arising that are unconnected with Liabilities or Obligations theretofore arising or transactions entered into theretofore.

In the event of the death of Guarantor, the liability of the estate of the deceased Guarantor shall continue in full force and effect as to (i) the Liabilities existing at the date of death, and any renewals or extensions thereof, and (ii) loans or advances made to or for the account of Borrower after the date of death of the deceased Guarantor pursuant to a commitment made by Lender to Borrower prior to the date of such death.

8. Partial Invalidity and/or Enforceability of Guaranty. The unenforceability or invalidity of any provision of this Guaranty shall not affect the enforceability or validity of any other provision herein and the invalidity or unenforceability of any provision of any Loan Document as it may apply to any person or circumstance shall not affect the enforceability or validity of such provision as it may apply to other persons or circumstances.

In the event Lender is required to relinquish or return the payments, the collateral or the proceeds thereof, in whole or in part, which had been previously applied to or retained for application against any Liability, by reason of a proceeding arising under the Bankruptcy Code, or for any other reason, this Guaranty shall automatically continue to be effective notwithstanding any previous cancellation or release effected by Lender.

9. Change of Status. Guarantor will not become a party to a merger or consolidation with any other company, except where Guarantor is the surviving corporation or entity, and all covenants under this Guaranty are assumed by the surviving entity. Further, Guarantor may not change its legal structure, without the written consent of Lender and all covenants under this Guaranty are assumed by the new or surviving entity. Guarantor further agrees that this Guaranty shall be binding, legal and enforceable against Guarantor in the event Borrower changes its name, status or type of entity.

10. Financial and Other Information. Guarantor has made an independent investigation of the financial condition and affairs of Borrower prior to entering into this Guaranty, and Guarantor will continue to make such investigation; and in entering into this Guaranty Guarantor has not relied upon any representation of Lender as to the financial condition, operation or creditworthiness of Borrower. Guarantor further agrees that Lender shall have no duty or responsibility now or hereafter to make any investigation or appraisal of Borrower on behalf of Guarantor or to provide Guarantor with any credit or other information which may come to its attention now or hereafter. Guarantor agrees to provide the following financial information and statements in form and content acceptable to Lender and such additional information as requested by Lender from time to time.

Guarantor’s annual financial statements in form satisfactory to Lender by April 1 of each year, certified and dated by Guarantor.

11. Notices. Notice shall be deemed reasonable if mailed postage prepaid at least ten (10) days before the related action to the address of Guarantor or Lender, at their respective addresses indicated at the beginning of this Guaranty, or to such other address as any party may designate by written notice to the other party. Each notice, request and demand shall be deemed given or made, if sent by mail, upon the earlier of the date of receipt or five (5) days after deposit in the U.S. Mail, first class postage prepaid, or if sent by any other means, upon delivery.

12. Guarantor Duties. Guarantor shall upon notice or demand by Lender promptly and with due diligence pay all Liabilities and perform and satisfy all Obligations for the benefit of Lender in the event of (a) the occurrence of any default under any Loan Documents; (b) the failure of any Borrower or Guarantor to perform any obligation or pay any liability or indebtedness of any Borrower or Guarantor to Lender, or to any affiliate of Lender, whether under any Note, Guaranty, or any other agreement, now or hereafter existing, as and when due (whether upon demand, at maturity or by acceleration); (c) the death of the Guarantor; (d) the commencement of a proceeding against any Borrower or Guarantor for dissolution or liquidation, the voluntary or involuntary termination or dissolution of any Borrower or Guarantor or the merger or consolidation of any Borrower or Guarantor with or into another entity; (e) the insolvency, or the business failure of, or the appointment of a custodian, trustee, liquidator or receiver for or of any of the property of, or the assignment for the benefit of creditors by, or the filing of a petition under bankruptcy, insolvency or debtor’s relief law or the filing of a petition for any adjustment of indebtedness, composition or extension by or against any Borrower or Guarantor; (h) the sole determination by Lender that any representation or warranty to Lender in any Loan Document or otherwise to Lender was untrue or materially misleading when made; (f) the failure of Guarantor or Borrower to timely deliver such financial statements including tax returns and all schedules, or other statements of condition or other information, as Lender shall request from time to time in accordance with this Guaranty or any loan agreement in effect between Borrower

Bank of America Virginia [Commercial]	-2-	Continuing and Unconditional Guaranty 2/96

and Lender; (g) the entry of a judgment against Borrower or Guarantor which Lender deems to be of a material nature in the sole discretion of Lender; (h) the seizure or forfeiture of Borrower or Guarantor’s property, or the issuance of any writ of possession, garnishment or attachment, or any turnover order; (i) the sole determination by Lender that Guarantor or Borrower jointly or severally, has suffered a material adverse change in its financial condition; (j) the determination by Lender that for any reason it is insecure; (k) any lien or additional security interest being placed upon any collateral which is security for any Loan Document; or (l) the failure of Borrower’s business to comply with any law or regulation controlling the operation of Borrower’s business.

13. Remedies. Upon the failure of Guarantor to fulfill its duty to pay all Liabilities and perform and satisfy all Obligations as required hereunder, Lender shall have all of the remedies of a creditor and, to the extent applicable, of a secured party, under all applicable law, and without limiting the generality of the foregoing, Lender may, at its option and without notice or demand: (a) declare any Liability due and payable at once; (b) take possession of any collateral pledged by Borrower or Guarantor wherever located, and sell, resell, assign, transfer and deliver all or any part of said collateral of Borrower or Guarantor at any public or private sale or otherwise dispose of any or all of the collateral in its then condition, for cash or on credit or for future delivery, and in connection therewith Lender may impose reasonable conditions upon any such sale, and Lender, unless prohibited by law the provisions of which cannot be waived, may purchase all or any part of said collateral to be sold, free from and discharged of all trusts, claims, rights or redemption and equities of Borrower or Guarantor whatsoever; Guarantor acknowledges and agrees that the sale of any collateral through any nationally recognized broker-dealer, investment banker or any other method common in the securities industry shall be deemed a commercially reasonable sale under the Uniform Commercial Code or any other equivalent statute or federal law, and expressly waives notice thereof except as provided herein; and (c) set-off against any or all liabilities of Guarantor all money owed by Lender or any of its agents or affiliates in any capacity to Guarantor whether or not due, and also set-off against all other Liabilities of Guarantor to Lender all money owed by Lender in any capacity to Guarantor, and if exercised by Lender, Lender shall be deemed to have exercised such right of set-off and to have made a charge against any such money immediately upon the occurrence of such default although made or entered on the books subsequent thereto.

Lender shall have a properly perfected security interest in all of Guarantor’s funds on deposit with Lender to secure the balance of any Liabilities and/or Obligations that Guarantor may now or in the future owe Lender. Lender is granted a contractual right of set-off and will not be liable for dishonoring checks or withdrawals where the exercise of Lender’s contractual right of set-off or security interest results in insufficient funds in Guarantor’s account. As authorized by law, Guarantor grants to Lender this contractual right of set-off and security interest in all property of Guarantor now or at anytime hereafter in the possession of Lender, including but not limited to any joint account, special account, account by the entireties, tenancy in common, and all dividends and distributions now or hereafter in the possession or control of Lender.

14. Attorney Fees, Cost and Expenses. Guarantor shall pay all costs of collection and reasonable attorney’s fees, including reasonable attorney’s fees in connection with any suit, mediation or arbitration proceeding, out of Court payment agreement, trial, appeal, bankruptcy proceedings or otherwise, incurred or paid by Lender in enforcing the payment of any Liability or defending this agreement.

15. Preservation of Property. Lender shall not be bound to take any steps necessary to preserve any rights in any property pledged as collateral to Lender to secure Borrower and/or Guarantor’s Liabilities and Obligations as against prior parties who may be liable in connection therewith, and Borrower and Guarantor hereby agree to take any such steps. Lender, nevertheless, at any time, may (a) take any action it deems appropriate for the care or preservation of such property or of any rights of Borrower and/or Guarantor or Lender therein; (b) demand, sue for, collect or receive any money or property at any time due, payable or receivable on account of or in exchange for any property pledged as collateral, to Lender to secure Borrower and/or Guarantor’s Liabilities to Lender; (c) compromise and settle with any person liable on such property; or (d) extend the time of payment or otherwise change the terms of the Loan Documents as to any party liable on the Loan Documents, all without notice to, without incurring responsibility to, and without affecting any of the Obligations or Liabilities of Guarantor.

16. ARBITRATION. ANY CLAIM OR CONTROVERSY (“CLAIM”) BETWEEN THE PARTIES, WHETHER ARISING IN CONTRACT OR TORT OR BY STATUTE INCLUDING, BUT NOT LIMITED TO, CLAIMS RESULTING FROM OR RELATING TO THIS AGREEMENT SHALL, UPON THE REQUEST OF EITHER PARTY, BE RESOLVED BY BINDING ARBITRATION IN ACCORDANCE WITH THE FEDERAL ARBITRATION ACT (TITLE 9, US CODE). ARBITRATION PROCEEDINGS WILL BE CONDUCTED IN ACCORDANCE WITH THE APPLICABLE RULES FOR THE ARBITRATION OF DISPUTES OF JAMS OR ANY SUCCESSOR THEREOF. THE ARBITRATION SHALL BE CONDUCTED IN ANY U. S. STATE WHERE REAL OR TANGIBLE PERSONAL PROPERTY COLLATERAL FOR THE CREDIT IS LOCATED OR IF THERE IS NO SUCH COLLATERAL, IN VIRGINIA. THE ARBITRATION HEARING SHALL COMMENCE WITHIN 90 DAYS OF THE DEMAND FOR ARBITRATION AND CLOSE WITHIN 90 DAYS OF COMMENCEMENT, AND ANY AWARD, WHICH MAY INCLUDE LEGAL FEES, SHALL BE ISSUED (WITH A BRIEF WRITTEN STATEMENT OF THE REASONS THEREFORE) WITHIN 30 DAYS OF THE CLOSE OF HEARING. ANY DISPUTE CONCERNING WHETHER A CLAIM IS ARBITRABLE OR BARRED BY THE STATUTE OF LIMITATIONS SHALL BE DETERMINED BY THE ARBITRATOR. THIS ARBITRATION PROVISION IS NOT INTENDED TO LIMIT THE RIGHT OF ANY PARTY TO EXERCISE SELF-HELP REMEDIES, TO SEEK AND OBTAIN INTERIM OR PROVISIONAL RELIEF OF ANY KIND OR TO INITIATE JUDICIAL OR NON-JUDICIAL FORECLOSURE AGAINST ANY REAL OR PERSONAL PROPERTY COLLATERAL. BY AGREEING TO BINDING ARBITRATION, THE PARTIES IRREVOCABLY AND VOLUNTARILY WAIVE ANY RIGHT THEY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY CLAIM. FURTHERMORE, IF FOR ANY REASON A CLAIM IS NOT ARBITRATED, THE PARTIES IRREVOCABLY AND VOLUNTARILY AGREE TO WAIVE ANY RIGHT TO A TRIAL BY JURY IN RESPECT OF SUCH CLAIM.

17. Controlling Document. To the extent that this Continuing and Unconditional Guaranty conflicts with or is in any way incompatible with any other Loan Document concerning this Obligation, any promissory note shall control over any other document, and if such promissory note does not address an issue, then each other document shall control to the extent that it deals most specifically with an issue.

18. Execution Under Seal. This Guaranty is being executed under seal by Guarantor.

19. NOTICE OF FINAL AGREEMENT. THIS WRITTEN CONTINUING AND UNCONDITIONAL GUARANTY REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

Bank of America Virginia [Commercial]	-3-	Continuing and Unconditional Guaranty 2/96

IN WITNESS WHEREOF, the undersigned has caused this Guaranty to be executed under seal on this 30 day of September, 2003.

Witnessed By:	Guarantor: RGC Resources, Inc.

/s/ John B. Williamson III	By:	/s/ Dale P. Moore	(Seal)

	Name:	Dale P. Moore
	Title:	Vice President and Secretary

State of Virginia	)
)
City of Roanoke	)

This instrument was acknowledged before me on September 30, 2003, by Dale P. Moore, Vice President and Secretary of RGC Resources, Inc., on behalf of the Guarantor.

(Seal)	/s/ Diane L. Rose
Notary Public in and for the State of Virginia

February 28, 2006	Diane L. Rose
My Commission Expires	Print Name of Notary

Bank of America Virginia [Commercial]	-4-	Continuing and Unconditional Guaranty 2/96