Form 10-Q
period 2004-06-30
RGC RESOURCES INC
filed 2004-08-13
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Class	Outstanding at June 30, 2004
Common Stock, $5 Par Value	2,034,275

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30, 2004	September 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$119,334	$135,998
Accounts receivable - (less allowance for uncollectibles of $1,028,815 and $163,900, respectively)	6,481,292	5,242,046
Inventories	1,669,516	2,245,808
Net assets held for sale	12,499,981	12,889,018
Prepaid gas service	8,225,200	14,782,752
Prepaid income taxes	—	1,079,802
Deferred income taxes	744,804	23,141
Under-recovery of gas costs	489,427	790,126
Other	543,754	541,322

Total current assets	30,773,308	37,730,013

Property, Plant And Equipment:
Utility plant in service	100,267,946	96,385,022
Accumulated depreciation and amortization	(34,712,371)	(33,136,643)

Utility plant in service, net	65,555,575	63,248,379
Construction work-in-progress	2,581,235	1,992,222

Utility Plant, Net	68,136,810	65,240,601

Nonutility property	776,677	765,837
Accumulated depreciation and amortization	(170,872)	(141,472)

Nonutility property, net	605,805	624,365

Total property, plant and equipment	68,742,615	65,864,966

Other Assets	665,430	769,754

Total Assets	$100,181,353	$104,364,733

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30, 2004	September 30, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$28,299	$1,032,372
Borrowings under lines of credit	2,932,000	12,992,000
Dividends payable	600,957	571,458
Accounts payable	10,249,479	9,289,899
Income taxes payable	511,381	—
Customer deposits	667,259	477,465
Accrued expenses	4,768,506	4,798,106
Refunds from suppliers - due customers	25,728	42,320
Overrecovery of gas costs	2,804,840	1,172,585
Fair value of marked to market transactions	73,713	319,264

Total current liabilities	22,662,162	30,695,469

Long-term Debt, Excluding Current Maturities	30,200,000	30,219,987

Deferred Credits and Other Liabilities:
Asset retirement obligations	6,103,630	5,449,702
Deferred income taxes	3,824,880	3,875,623
Deferred investment tax credits	241,462	266,338

Total deferred credits and other liabilities	10,169,972	9,591,663

Stockholders’ Equity:
Common stock, $5 par value; authorized, 10,000,000 shares; issued and outstanding 2,034,275 and 2,003,232 shares, respectively	10,171,375	10,016,160
Preferred stock, no par, authorized, 5,000,000 shares; 0 shares issued and outstanding in 2004 and 2003	—	—
Capital in excess of par value	12,543,174	11,977,084
Retained earnings	14,480,401	12,018,920
Accumulated comprehensive loss	(45,731)	(154,550)

Total stockholders’ equity	37,149,219	33,857,614

Total Liabilities and Stockholders’ Equity	$100,181,353	$104,364,733

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Operating Revenues:
Gas utilities	$13,610,639	$14,327,991	$73,340,547	$65,613,812
Energy marketing	4,564,126	3,410,302	14,214,447	9,415,073
Other	58,713	59,582	267,426	283,788

Total operating revenues	18,233,478	17,797,875	87,822,420	75,312,673

Cost of Sales:
Gas utilities	9,304,687	10,226,117	54,343,286	47,720,357
Energy marketing	4,507,026	3,328,528	14,019,257	9,188,843
Other	19,002	30,711	110,562	145,167

Total cost of sales	13,830,715	13,585,356	68,473,105	57,054,367

Operating Margin	4,402,763	4,212,519	19,349,315	18,258,306

Other Operating Expenses:
Other operations	2,699,193	2,504,699	8,270,350	7,835,018
Maintenance	387,673	402,973	1,041,432	1,125,410
General taxes	334,776	314,925	1,200,912	1,078,293
Depreciation and amortization	969,591	949,123	2,931,691	2,861,694

Total other operating expenses	4,391,233	4,171,720	13,444,385	12,900,415

Operating Income (Loss)	11,530	40,799	5,904,930	5,357,891
Other Expenses, net	(14,677)	8,681	26,847	86,822
Interest Expense	439,166	474,701	1,417,419	1,465,617

Income (Loss) from Continuing Operations Before Income Taxes	(412,959)	(442,583)	4,460,664	3,805,452
Income Tax Expense (Benefit) from Continuing Operations	(137,216)	(166,122)	1,717,423	1,467,670

Income (Loss) from Continuing Operations	(275,743)	(276,461)	2,743,241	2,337,782
Income (loss) from discontinued operations, net of income taxes	(236,921)	(285,946)	1,491,750	1,778,901

Net Income (Loss)	$(512,664)	$(562,407)	$4,234,991	$4,116,683

Basic Earnings (Loss) Per Common Share:
Income from continuing operations	($0.13)	($0.14)	$1.36	$1.18
Discontinued operations	(0.12)	(0.14)	0.74	0.90

Net income (loss)	($0.25)	($0.28)	$2.10	$2.08

Diluted Earnings (Loss) Per Common Share:
Income from continuing operations	$(0.13)	$(0.14)	$1.35	$1.18
Discontinued operations	(0.12)	(0.14)	0.73	0.90

Net income (loss)	($0.25)	($0.28)	$2.08	$2.08

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net Income (Loss)	$(512,664)	$(562,407)	$4,234,991	$4,116,683
Reclassification of loss (gain) transferred to net income	26,013	22,709	16,717	(241,703)
Unrealized gain (loss) on cash flow hedges	63,929	(62,215)	92,102	(82,775)

Other comprehensive income (loss), net of tax	89,942	(39,506)	108,819	(324,478)

Comprehensive Income (Loss)	$(422,722)	$(601,913)	$4,343,810	$3,792,205

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH

PERIODS ENDED JUNE 30, 2004 AND 2003

UNAUDITED

	Nine Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$2,743,241	$2,337,782
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,114,905	3,029,658
Cost of removal of utility plant	(78,238)	(26,014)
Deferred taxes and investment tax credits	(797,282)	(877,337)
Changes in assets and liabilities which provided (used) cash, exclusive of changes and noncash transactions shown separately	10,487,078	3,783,518

Net cash provided by continuing operating activities	15,469,704	8,247,607
Net cash provided by discontinued operations	2,743,967	2,590,985

Net cash provided by operating activities	18,213,671	10,838,592

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(5,288,047)	(4,305,958)
Proceeds from disposal of equipment	27,661	11,991

Net cash used in continuing investing activities	(5,260,386)	(4,293,967)
Net cash used in discontinued investing activities	(863,181)	(1,201,006)

Net cash used in investing activities	(6,123,567)	(5,494,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	2,000,000	8,000,000
Retirement of long-term debt and capital leases	(2,149,060)	(97,391)
Net repayments under lines of credit	(10,935,000)	(12,057,000)
Cash dividends paid	(1,744,013)	(1,687,048)
Proceeds from issuance of stock	721,305	623,263

Net cash provided by (used in) financing activities	(12,106,768)	(5,218,176)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,664)	125,443
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	135,998	288,030

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$119,334	$413,473

SUPPLEMENTAL INFORMATION:
Interest paid	$1,736,335	$1,787,736
Income taxes paid, net	$1,922,991	$234,687

Noncash transactions:

The Company executed a $2,000,000 intermediate term note in October 2003, which resulted in the reclassification of $1,125,000 from current maturities of long-term debt and $875,000 from borrowings under lines of credit to long-term debt on the September 30, 2003 balance sheet as the Company met the requirements for making the reclassification.

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

1.	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly RGC Resources, Inc.’s (“Resources” or the “Company”) financial position as of June 30, 2004 and the results of its operations for the three months and nine months ended June 30, 2004 and 2003 and its cash flows for the nine months ended June 30, 2004. Because of seasonal and other factors, the results of operations for the three months and nine months ended June 30, 2004 are not indicative of the results to be expected for the fiscal year ending September 30, 2004. Quarterly earnings are affected by the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.

2.	The condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes thereto. The condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K.

3.	Certain reclassifications were made to prior year financial statements to place them on a basis consistent with current year presentation.

4.	In June 2004, the Company initiated a plan to dispose of the propane assets of its subsidiary, Diversified Energy Company, d/b/a Highland Propane Company (“Diversified”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the Company presented the assets and liabilities of Diversified as held for sale and the results of operations as discontinued operations. The transaction qualified for discontinued operations treatment since all of the criteria in SFAS 144 have been met as of June 30, 2004.

The discontinued operations presented in the income statement reflect revenues and costs of the propane operations, net of income tax. Certain costs that represent allocations of shared costs from RGC Resources and its subsidiaries to the propane operations have been retained in the continuing operations section. A reconciliation of discontinued operations for the three month and nine month periods ended is provided as follows:

	Three Months Ended 6/30/04	Three Months Ended 6/30/03	Nine Months Ended 6/30/04	Nine Months Ended 6/30/03
Propane operations	($656,857)	($640,679)	$1,681,588	$2,402,266
Costs retained in continuing operations	267,144	171,949	743,048	497,961
Income tax benefit (expense)	152,792	182,784	(932,886)	(1,121,326)

Discontinued operations net of tax	($236,921)	($285,946)	$1,491,750	$1,778,901

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

The assets of the discontinued operations are included in the balance sheet under the caption “Net assets held for sale.” The net assets are comprised of the following:

	Jun 30, 2004	Sep 30, 2003
Assets:
Accounts receivable	$779,020	$941,117
Inventories	333,161	313,498
Goodwill	298,314	298,314
Property, plant and equipment, net	11,089,486	11,336,089

Total assets	$12,499,981	$12,889,018

5.	On July 12, 2004, Resources sold the propane assets of its subsidiary, Diversified Energy Company, d/b/a Highland Propane Company (“Diversified”), for approximately $28,000,000 in cash to Inergy Propane, LLC (“Acquiror”). The sale of assets encompassed all propane plant assets (with the exception of a limited number of specific assets being retained by Diversified), including the name “Highland Propane”, customer accounts receivable, propane gas inventory and inventory of propane related materials. The estimated gain realized by RGC Resources is approximately $9,500,000 and will be reflected in the subsequent quarter results as gain on disposal of discontinued operations.

Concurrent with the sale of Diversified, the Company entered into an agreement with Acquiror, by which the Company will continue to provide the use of office, warehouse and storage space, and computer and office equipment; the utilization of the Company’s propane billing software and computer systems; and the utilization of Company personnel for billing, propane delivery and related services to Acquiror for the term of one year with an option for an additional year. Management anticipates that the total revenue associated with these services will exceed $600,000 over the next 12 months.

The remaining recurring costs are attributable to activities and systems not included in the agreement with Acquiror. Functions such as accounting, human resources, energy procurement, management oversight and credit and collections are among those services not being utilized by Acquiror. Due to the continuing need for these centralized services by the natural gas operations, many of these costs can not be eliminated because they are essential to natural gas operations. In certain situations, management may reassign personnel to other areas as appropriate. In both Roanoke Gas’s and Bluefield Gas’s upcoming rate filings, it is expected that these remaining costs will be incorporated into the respective rate filings in an effort to recover these costs through future rates. Management expects to receive favorable rate treatment for many of these costs because they are essential to natural gas operations;

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

however, there is no guarantee that the commission staffs in Virginia or West Virginia will allow for the full recovery of all costs.

The asset purchase agreement did not include land and buildings owned by Diversified. Acquiror has leased 10 parcels of real estate consisting of bulk storage facilities and office spare from Diversified and has a one-year option to purchase such parcels. Acquiror is inspecting the properties and may conduct environmental reviews before electing to exercise the option to purchase those assets. These leases have 5-year terms, each with an option for an additional term of 5 years.

Resources will use the proceeds from the sale of the propane assets to provide shareholders with a special $4.50 per share dividend, retire corporate debt and invest equity capital into its natural gas operations. In July 2004, the Company retired the entire $4.2 million of long-term debt associated with the discontinued propane operations.

6.	On October 16, 2003, Roanoke Gas Company placed into effect rates providing for $1.8 million in additional non gas revenues subject to refund. On March 15, 2004, the Virginia State Corporation Commission (SCC) issued its final order on Roanoke Gas Company’s expedited rate case allowing for an annual increase in revenues of $1.54 million. Effective with April billings, Roanoke Gas Company adjusted its rates and began refunding excess billings above the final rate award. Upon completion of the April billing cycle, all customers were refunded any excess billings. A total of $191,579 in rate refund and accrued interest was refunded during the period.

7.	Effective April 1, 2004, the Company and Wachovia Bank renewed the Company’s line-of-credit agreements. The new agreements maintained the same variable interest rates based upon 30 day LIBOR; however, the Company agreed to establish a five-tier level for borrowing limits to accommodate its seasonal borrowing demands. Generally, the Company’s borrowing needs are at their lowest in Spring, increase during the Summer and Fall due to gas prepayments and construction and reach their maximum levels in Winter. The five-tier approach will keep the Company’s borrowing costs to a minimum by improving the level of utilization on its line of credit agreements and providing increased credit availability as borrowing requirements increase. Available limits under the line of credit agreements are as follows:

Beginning	Available Line of Credit
Apr 1, 2004	$11,000,000
Jun 21, 2004	12,000,000
Jul 16, 2004	16,000,000
Sep 16, 2004	23,000,000
Nov 16, 2004	27,000,000
Feb 16, 2005	22,000,000

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

On June 21, 2004, RGC Resources, Inc. requested and Wachovia Bank granted an increase in the aggregate available borrowing level by an additional $1,000,000 through September 15, 2004. The line-of-credit agreements will expire March 31, 2005, unless extended. The Company anticipates being able to extend or replace the credit lines upon expiration. At June 30, 2004, the Company had $2,932,000 outstanding under its line of credit agreements.

8.	The Company’s risk management policy allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations. The Company’s risk management policy specifically prohibits the use of derivatives for speculative purposes. The key market risks that RGC Resources, Inc. would seek to hedge include the price of natural gas and propane gas and the cost of borrowed funds.

The Company has historically entered into futures, swaps and caps for the purpose of hedging the price of propane in order to provide price stability during the winter months. The Company did not enter into any new propane derivative arrangements for the upcoming year. Furthermore, all current propane derivative instruments were settled during the prior quarter.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

During the quarter ended June 30, 2004, the Company had not entered into any new natural gas derivative arrangements due to the high current energy prices and uncertainty of the direction of future energy prices.

The Company also entered into an interest rate swap related to the $8,000,000 note issued in November 2002. The swap essentially converted the three-year floating rate note into fixed rate debt with a 4.18 percent interest rate. The swap qualifies as a cash flow hedge with changes in fair value reported in other comprehensive income.

A summary of the derivative activity is provided below:

Three Months Ended June 30, 2004	Propane Derivatives	Interest Rate Swap	Total
Unrealized gains on derivatives	$—	$103,045	$103,045
Income tax expense	—	(39,116)	(39,116)

Net unrealized gains	—	63,929	63,929

Transfer of realized losses to income	—	41,929	41,929
Income tax expense	—	(15,916)	(15,916)

Net transfer of realized losses to income	—	26,013	26,013

Net other comprehensive income	$—	$89,942	$89,942

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

Three Months Ended June 30, 2003	Propane Derivatives	Interest Rate Swap	Total
Unrealized gains/(losses) on derivatives	$959	$(101,225)	$(100,266)
Income tax (expense)/benefit	(374)	38,425	38,051

Net unrealized gains/(losses)	585	(62,800)	(62,215)

Transfer of realized losses/(gains) to income	(959)	37,549	36,590
Income tax benefit/expense	374	(14,255)	(13,881)

Net transfer of realized losses/(gains) to income	(585)	23,294	22,709

Net other comprehensive loss	$—	$(39,506)	$(39,506)

Nine Months Ended June 30, 2004	Propane Derivatives	Interest Rate Swap	Total
Unrealized gains on derivatives	$99,747	$50,302	$150,049
Income tax expense	(38,852)	(19,095)	(57,947)

Net unrealized gains	60,895	31,207	92,102

Transfer of realized losses/(gains) to income	(99,747)	125,099	25,352
Income tax benefit/expense	38,852	(47,487)	(8,635)

Net transfer of realized losses/(gains) to income	(60,895)	77,612	16,717

Net other comprehensive income	$—	$108,819	$108,819

Fair value of marked to market transactions	—	$(73,713)	$(73,713)
Accumulated comprehensive loss	—	$(45,731)	$(45,731)

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

Nine Months Ended June 30, 2003	Propane Derivatives	Interest Rate Swap	Total
Unrealized gains/(losses) on derivatives	$251,293	$(380,705)	$(129,412)
Income tax (expense)/benefit	(97,879)	144,516	46,637

Net unrealized gains/(losses)	153,414	(236,189)	(82,775)

Transfer of realized losses/(gains) to income	(471,184)	74,074	(397,110)
Income tax benefit/expense	183,526	(28,119)	155,407

Net transfer of realized losses/(gains) to income	(287,658)	45,955	(241,703)

Net other comprehensive loss	$(134,244)	$(190,234)	$(324,478)

Fair value of marked to market transactions	—	$(306,631)	$(306,631)
Accumulated comprehensive loss	—	$(190,234)	$(190,234)

9.	Basic earnings per common share for the three and nine months ended June 30, 2004 and 2003 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three months and nine months ended June 30, 2004 and 2003 are calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Weighted average common shares	2,031,334	1,990,223	2,020,865	1,978,760
Effect of dilutive securities:
Options to purchase common stock	—	—	13,325	3,692

Diluted average common shares	2,031,334	1,990,223	2,034,190	1,982,452

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. As net losses are reflected in the income statement for the three months ended June 30, 2004 and 2003, no dilutive securities are included for those periods. The treasury stock method only provides for the dilution of income and not losses.

10.	The Company’s reportable segments are included in the following table. The segments include Natural Gas and Energy Marketing. Due to the announced sale and presentation as discontinued operations, propane is no longer considered a segment. Certain corporate costs that were previously allocated to the propane operations have been retained within the natural gas operations. Prior year’s segment information has been restated to reflect the retention of these costs within the natural gas operations. Other is composed of appliance services, information system services and certain corporate eliminations.

	Natural Gas	Energy Marketing	Other	Total
For the Three Months Ended June 30, 2004
Operating revenues	$13,610,639	$4,564,126	$58,713	$18,233,478
Operating margin	4,305,952	57,100	39,711	4,402,763
Income from continuing operations before income taxes	(494,563)	45,213	36,391	(412,959)
Gross additions to long-lived assets	2,109,805		2,544	2,112,349

For the Three Months Ended June 30, 2003
Operating revenues	$14,327,991	$3,410,302	$59,582	$17,797,875
Operating margin	4,101,874	81,774	28,871	4,212,519
Income from continuing operations before income taxes	(537,462)	70,443	24,436	(442,583)
Gross additions to long-lived assets	1,482,313			1,482,313

For the Nine Months Ended June 30, 2004
Operating revenues	$73,340,547	$14,214,447	$267,426	$87,822,420
Operating margin	18,997,261	195,190	156,864	19,349,315
Income from continuing operations before income taxes	4,153,057	159,152	148,455	4,460,664
Gross additions to long-lived assets	5,277,207		10,840	5,288,047

As of June 30, 2004:
Total assets of continuing operations	86,327,043	3,850,536	(2,496,207)	87,681,372

For the Nine Months Ended June 30, 2003
Operating revenues	$65,613,812	$9,415,073	$283,788	$75,312,673
Operating margin	17,893,455	226,230	138,621	18,258,306
Income from continuing operations before income taxes	3,490,824	192,084	122,544	3,805,452
Gross additions to long-lived assets	4,305,958			4,305,958

As of June 30, 2003:
Total assets of continuing operations	82,733,291	1,804,303	(76,535)	84,461,059

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

11.	The Company has a Key Employee Stock Option Plan (the “Plan”), which is intended to provide the Company’s executive officers with long-term (ten-year) incentives and rewards tied to the price of the Company’s common stock. The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for this Plan. No stock-based employee compensation expense is reflected in net income as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the options granted under the Plan.

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Net income, as reported	$(512,664)	$(562,407)	$4,234,991	$4,116,683
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	—	(7,611)	—	(15,221)

Pro forma net income	$(512,664)	$(570,018)	$4,234,991	$4,101,462

Earnings per share:
Basic - as reported	$(0.25)	$(0.28)	$2.10	$2.08

Basic - pro forma	$(0.25)	$(0.29)	$2.10	$2.07

Diluted - as reported	$(0.25)	$(0.28)	$2.08	$2.08

Diluted - pro forma	$(0.25)	$(0.29)	$2.08	$2.07

Weighted Average Shares	2,031,334	1,990,223	2,020,865	1,978,760
Diluted Average Shares	2,031,334	1,990,223	2,034,190	1,982,452

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

12.	The Company has both a defined benefit pension plan (the “pension plan”) and a post retirement benefits plan (the “post retirement plan”). The pension plan covers substantially all of the Company’s employees and provides retirement income based on years of service and employee compensation. The post retirement plan provides certain healthcare and supplemental life insurance benefits to retired employees who meet specific age and service requirements. Net pension plan and post retirement plan expense recorded by the Company is detailed as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Components of net periodic pension cost:
Service cost	$95,397	$75,217	$286,191	$225,651
Interest cost	153,347	150,569	460,041	451,707
Expected return on plan assets	(127,100)	(127,535)	(381,300)	(382,605)
Amortization of unrecognized transition obligation	—	283	—	849
Recognized loss	30,888	5,856	92,664	17,568

Net periodic pension cost	$152,532	$104,390	$457,596	$313,170

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Components of net periodic postretirement benefit cost:
Service cost	$50,414	$42,877	$151,242	$128,631
Interest cost	136,776	138,855	410,328	416,565
Expected return on plan assets	(33,630)	(30,410)	(100,890)	(91,230)
Amortization of unrecognized transition obligation	59,325	59,325	177,975	177,975
Recognized loss	28,225	14,977	84,675	44,931

Net periodic benefit cost	$241,110	$225,624	$723,330	$676,872

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

The pension plan and post retirement plan liabilities are included in accrued expenses on the Balance Sheet. Total estimated employer funding contributions during the fiscal year ending September 30, 2004 are $800,000 for the defined benefit plan and $750,000 for post retirement benefits.

13.	Both Roanoke Gas Company and Bluefield Gas Company, subsidiaries of Resources, operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950’s. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. The extent of contaminants at these sites, if any, is unknown at this time. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognized the Company’s right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company’s financial condition or results of operations.

14.	The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on October 1, 2002. SFAS No. 143 requires the reporting at fair value of a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction or development. Management has determined that the Company has no material legal obligations for the retirement of its assets. However, the Company provides a provision, as part of its depreciation expense, for the ultimate cost of asset retirements and removal. Removal costs are not a legal obligation as defined by SFAS No. 143 but rather the result of cost-based regulation and therefore accounted for under the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Upon adoption of SFAS No. 143, the Company classified removal costs that do not have an associated legal retirement obligation as a regulatory liability, in accordance with regulatory treatment.

The Company also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on October 1, 2002. The adoption of the standard had no material impact on the Company’s financial position or results of operations.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

On May 19, 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which superceded FSP 106-1 of the same name. This FASB Staff Position was issued in response to the new law that introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides accounting guidance to sponsors of single-employer defined benefit postretirement health care plans for which the employer has concluded that prescription drug benefits available under the plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Act and the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based.

The Company sponsors a postretirement health care benefit that provides prescription drug coverage. The Company elected to defer any accounting for the effects of the Act pursuant to FSP 106-1 and made that election in the quarter ending March 31, 2004, the first period in which the plan’s accounting for the effects of the Act normally would have been reflected in the Company’s financial statements.

The Company has adopted the accounting guidance of FSP 106-2 as of July 1, 2004. The Company and its actuarial advisors have determined that the benefits provided by the plan as of the date of enactment were at least actuarially equivalent to Medicare Part D, and, accordingly, the Company will be entitled to the subsidy. The effect on the Company’s annual net periodic postretirement benefit cost has not been determined. However, the Company will begin reflecting the reduction in such costs in subsequent quarters.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

RGC Resources, Inc. (“Resources” or the “Company”) is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 59,800 residential, commercial and industrial customers in Roanoke, Virginia and Bluefield, Virginia and West Virginia and the surrounding areas through its Roanoke Gas Company and Bluefield Gas Company subsidiaries. Natural gas service is provided at rates and for the terms and conditions set forth by the State Corporation Commission (SCC) in Virginia and the Public Service Commission (PSC) in West Virginia.

Resources also provides unregulated energy products through Diversified Energy Company, which operates as Highland Propane Company and Highland Energy Company. Highland Propane sells and distributes propane to approximately 18,500 customers in western Virginia and southern West Virginia. Highland Energy brokers natural gas to several industrial transportation customers of Roanoke Gas Company and Bluefield Gas Company. The propane operations of Diversified Energy Company were sold on July 12, 2004. These operations as such are classified as discontinued operations. Please see the Subsequent Events section below for further discussion.

Resources also provides information system services to software providers in the utility industry through RGC Ventures, Inc. of Virginia, which operates as Application Resources.

Management views warm winter weather; energy conservation, fuel switching and bad debts due to high energy prices; and competition from alternative fuels each as factors that could have a significant impact on the Company’s earnings. In addition, management has concerns regarding the cost and time required for complying with regulations regarding internal controls promulgated pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

For the quarter ended June 30, 2004, continuing high energy prices remained the primary concern for management as higher prices have reduced consumption through customer conservation and increased concerns of the effect of competition from alternative energy sources. Furthermore, the higher energy prices will require greater working capital needs to fund storage gas prepayments during the summer and customer accounts receivable balances in the winter.

Results of Operations

Consolidated net income (loss) for the three-month and nine-month periods ended June 30, 2004 were $(512,664) and $4,234,991, respectively, compared to $(562,407) and $4,116,683 for the same periods last year. Net income (loss) from continuing operations and discontinued operations is as follows:

	Three Months Ended 6/30/04	Three Months Ended 6/30/03	Nine Months Ended 6/30/04	Three Months Ended 6/30/03
Net Income (Loss):
Continuing Operations	($275,743)	($276,461)	$2,743,241	$2,337,782
Discontinued Operations	(236,921)	(285,946)	1,491,750	1,778,901

Net Income (Loss)	($512,664)	($562,407)	$4,234,991	$4,116,683

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Continuing Operations

Total operating revenues from continuing operations for the three months ended June 30, 2004 increased by $435,603, or 2 percent, compared to the same period last year, due to increasing gas costs and implementation of base rate increases. The average unit cost of natural gas delivered to customers increased by 6 percent. Natural gas sales activity was mixed as residential and commercial sales declined by 8 percent while transportation deliveries increased by 27 percent over the same period last year. The total number of heating degree-days (an industry measure by which the average daily temperature falls below 65 degrees Fahrenheit) declined by 27 percent from the same period last year. Energy marketing revenues increased 34 percent due to the higher cost of natural gas and a total sales volume increase of 23 percent. Other revenues were comparable to last year’s levels.

	Quarter Ended 6/30/04	Quarter Ended 6/30/03	Increase/ (Decrease)	Percentage
Operating Revenues
Gas Utilities	$13,610,639	$14,327,991	($717,352)	-5%
Energy Marketing	4,564,126	3,410,302	1,153,824	34%
Other	58,713	59,582	(869)	-1%

Total Operating Revenues	$18,233,478	$17,797,875	$435,603	2%

Total operating margin increased by $190,244, or 5 percent, for the quarter ended June 30, 2004 over the same period last year. Regulated natural gas margins increased by $204,078, or 5 percent, even though total delivered volume (tariff and transporting) decreased by 10,413 dekatherms, or 1 percent. Tariff sales, primarily consisting of residential and commercial usage, declined 14 percent due to a 27 percent decline in heating degree-days from the same period last year. Transportation volumes, consisting of transportation services for natural gas purchased

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from other than the regulated utilities, generally correlate more with economic conditions rather than weather. As such, transportation volumes provided a strong increase of 27 percent, reflecting continuing improvement in the economy and increased industrial production. Even though high energy prices do not appear to have affected the demand for delivery of transportation gas, continued high prices could result in some customers seeking lower-cost alternative fuel sources depending upon the competitive relationships between natural gas and other energy sources. Although total natural gas delivered volumes declined with the higher margin tariff sales declining by 14 percent, regulated natural gas margins increased due to a non gas cost rate increase enacted on October 16, 2003 for Roanoke Gas Company. Both Roanoke Gas Company and Bluefield Gas Company placed increased rates into effect during the quarter ended December 31, 2003. Roanoke Gas Company’s rates were placed into effect subject to refund pending a final order from the Virginia SCC. Management received the final order on the Roanoke Gas rate case and refunded the overcollections to customers in the April billing cycle. The refund had no effect on the current quarter’s revenues and margin as the quarter ended March 31, 2004 reflected the full refund provision of $191,579 including interest. Bluefield Gas Company’s rates were placed into effect in accordance with a final rate order issued by the West Virginia PSC. As a result of the rate increases, the Company realized approximately $147,000 in additional customer base charges, which is a flat monthly fee billed to each natural gas customer, and approximately $57,000 associated with increase in the volumetric price of natural gas offset by the impact of a 14% reduction in tariff sales compared to the same quarter last year.

	Quarter Ended 6/30/04	Quarter Ended 6/30/03	Increase/ (Decrease)	Percentage
Operating Margin
Gas Utilities	$4,305,952	$4,101,874	$204,078	5%
Energy Marketing	57,100	81,774	(24,674)	-30%
Other	39,711	28,871	10,840	38%

Total Operating Margin	$4,402,763	$4,212,519	$190,244	5%

The energy marketing division margin decreased by $24,674, or 30 percent, even though total sales volume increased by 135,739 dekatherms, or 23 percent. The increase in sales volumes was associated with improving economic conditions and the sales to a few customers supplied by other marketers in the prior year. The decline in unit margin (margin per dekatherm) was expected as the current unit margins for the energy marketing operations are consistent with our long-term market expectations due to higher energy prices and competition. Other margins increased by $10,840, or 38 percent, related to activity in the Application Resources area and benefits from a new service billing program introduced last year.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below reflects volume activity and heating degree-days.

	Quarter Ended 6/30/04	Quarter Ended 6/30/03	Increase/ (Decrease)	Percentage
Delivered Volumes
Regulated Natural Gas (DTH)
Tariff Sales	1,142,415	1,328,962	(186,547)	-14%
Transportation	828,296	652,162	176,134	27%

Total	1,970,711	1,981,124	(10,413)	-1%
Highland Energy (DTH)	717,172	581,433	135,739	23%

Heating Degree Days (Unofficial)	269	371	(102)	-27%

Other operations expenses increased by $194,494, or 8 percent, for the three-month period ended June 30, 2004 compared to the same period last year. The increase in operations expenses was primarily attributable to a $93,812 increase in employee benefit expense due to higher actuarially determined expenses associated with pension and higher medical claim activity. Much of the remainder of the increase is attributable to increased labor costs of $105,121, contracted leak survey work of $24,596 and higher accounting and auditing fees of $26,140, partially offset by a reduction in bad debt expense of $64,178 attributable to increased collection efforts. Maintenance expenses declined $15,300, or 4 percent, from the same period last year as the natural gas operations focused on leak repairs during the quarter, while the same quarter last year included maintenance projects to the general office and operations buildings.

General taxes increased $19,851, or 6 percent, for the three-month period ended June 30, 2004 compared to the same period last year primarily due to higher business and occupation (B&O) taxes, a revenue sensitive tax, related to higher revenues in the West Virginia natural gas operations and higher property taxes related to construction activity and increased property values.

Depreciation expense increased $20,468, or 2 percent, on a 5 percent increase in gross utility plant. The increase in depreciation expense was smaller than would normally be expected due to the implementation of new depreciation rates for Roanoke Gas Company effective January 1, 2004. A depreciation study was completed and the new rates were approved by the State Corporation Commission of Virginia (SCC). These new depreciation rates will result in approximately $100,000 less depreciation expense on an annual basis, based on current plant account balances.

Interest expense decreased by $35,535, or 7 percent, as the Company’s average total debt position during the current quarter declined by 2 percent from the same period last year. The

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

overall average interest rate on total debt decreased from 6.43 percent to 6.04 percent. The decline in the overall average interest rate was attributed to an 11 basis point decline in the Company’s average short-term line-of-credit rates as a result of the current interest rate environment and lower interest rates on the variable rate portion of the Company’s long-term debt. During the month of June, however, the interest rate on the Company’s variable rate lines of credit increased 24 basis points in a rising interest rate environment.

Income tax benefit decreased by $21,840, which corresponds to a reduction in pre-tax loss for the quarter.

Total operating revenues from continuing operations for the nine months ended June 30, 2004 increased by $12,509,747, or 17 percent, compared to the same period last year, due to increasing gas costs and implementation of base rate increases. Although total tariff sales of the gas utilities declined by 8 percent, the average unit cost of natural gas delivered to customers increased by 24 percent. Furthermore, energy marketing revenues increased due to the combined effect of rising gas costs and significant growth in sales volumes.

	Y-T-D 6/30/04	Y-T-D 6/30/03	Increase/ (Decrease)	Percentage
Operating Revenues
Gas Utilities	$73,340,547	$65,613,812	$7,726,735	12%
Energy Marketing	14,214,447	9,415,073	4,799,374	51%
Other	267,426	283,788	(16,362)	-6%

Total Operating Revenues	$87,822,420	$75,312,673	$12,509,747	17%

For the nine-month period ended June 30, 2004, total operating margin increased $1,091,009, or 6 percent, over the same period last year. Regulated natural gas margin increased $1,103,806 or 6 percent, on a 2 percent decline in total natural gas deliveries from the same period last year. Total tariff sales, primarily composed of weather sensitive residential and commercial customers, declined by 8 percent attributable to weather that had 9 percent fewer heating degree days. Transportation sales, composed of large industrial customers, rose by 21 percent due to increased economic activity. The increase in the regulated natural gas margin was attributable to rate increases placed into effect in the first quarter for both Roanoke Gas and Bluefield Gas as discussed above. The total annual effect of the rate increase based upon normal weather is approximately $1.7 million in additional margin with most of the increase attributable to the volumetric side and therefore realized during the winter months.

	Y-T-D 6/30/04	Y-T-D 6/30/03	Increase/ (Decrease)	Percentage
Operating Margin
Gas Utilities	$18,997,261	$17,893,455	$1,103,806	6%
Energy Marketing	195,190	226,230	(31,040)	-14%
Other	156,864	138,621	18,243	13%

Total Operating Margin	$19,349,315	$18,258,306	$1,091,009	6%

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energy marketing margins declined $31,040, or 14 percent, on a 31 percent increase in volumes. The increase in sales volumes was associated with improving economic conditions and the return of a few customers from other marketers. The Company’s current and long-term market expectations for its energy marketing operations are that higher energy prices and competition will cause current unit margins to remain at existing levels for the foreseeable future. Other margins increased by $18,243, or 13 percent, due to activity in the Application Resources and service billing area.

The table below reflects volume activity and heating degree-days.

	Y-T-D 6/30/04	Y-T-D 6/30/03	Increase/ (Decrease)	Percentage
Delivered Volumes
Regulated Natural Gas (DTH)
Tariff Sales	7,787,407	8,458,517	(671,110)	-8%
Transportation	2,596,743	2,145,684	451,059	21%

Total	10,384,150	10,604,201	(220,051)	-2%
Highland Energy (DTH)	2,232,075	1,700,036	532,039	31%

Heating Degree Days (Unofficial)	3,920	4,305	(385)	-9%

Other operations expenses increased by $435,332, or 6 percent, for the nine-month period ended June 30, 2004 compared to the same period last year. As discussed above other operations increased $117,740 due to employee benefit costs, $181,390 related to labor costs, $47,090 associated with performing a depreciation study and $39,140 in greater accounting and auditing fees. Maintenance expense decreased $83,978, or 7 percent, as the prior year included approximately $42,000 related to transmission line clearing of brush and debris, greater level of maintenance at the liquefied natural gas (LNG) plant and maintenance projects to the general office and operations buildings. Management anticipates performing similar transmission line clearing and certain other additional maintenance functions during the fourth quarter.

General taxes increased $122,619, or 11 percent, for the nine-month period ended June 30, 2004 compared to the same period last year primarily as a result of higher West Virginia B&O taxes, a

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

revenue sensitive tax, associated with increased revenues for Bluefield Gas, greater payroll taxes attributable to higher levels of operations and maintenance labor and higher property taxes. Depreciation increased $69,997, or 2 percent, on increased investment in gross plant partially offset by a net reduction in the depreciation rates for Roanoke Gas Company as discussed above.

Interest expense decreased by $48,198, or 3 percent, even though average borrowing levels for the period increased by 11 percent over average borrowing levels for the same period last year. The average overall interest rate declined from 5.81 percent to 5.07 percent from the same period last year due to reductions in the interest rates under the Company’s line-of-credit agreements and the variable rate portion of the Company’s long-term debt. Income tax expense increased $232,736, or 17 percent, corresponding to the increase in pretax income.

The three-month and nine-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2004. The total revenues and margins during the first nine months reflect higher billings due to the weather sensitive nature of the gas business. Due to the seasonal nature of the Company’s energy business, the final quarter of the fiscal year tends to generate a loss. Any improvement or decline in earnings depends primarily on the level of operating and maintenance costs during the remaining months.

Discontinued Operations

In June 2004, the Company initiated a plan to dispose of the propane assets of its subsidiary, Diversified Energy Company, d/b/a Highland Propane Company (“Diversified”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the Company presented the assets and liabilities of Diversified as held for sale and the results of operations as discontinued operations. The transaction qualified for discontinued operations treatment since all of the criteria in SFAS 144 have been met as of June 30, 2004.

The discontinued operations presented in the income statement reflect revenues and costs of the propane operations, net of income tax. Certain costs that represent allocations of shared costs from Resources and its subsidiaries to the propane operations have been retained in the continuing operations section. A reconciliation of discontinued operations for the three month and nine month periods ended is provided as follows:

	Three Months Ended 6/30/04	Three Months Ended 6/30/03	Nine Months Ended 6/30/04	Three Months Ended 6/30/03
Propane operations	($656,857)	($640,679)	$1,681,588	$2,402,266
Costs retained in continuing operations	267,144	171,949	743,048	497,961
Income tax benefit (expense)	152,792	182,784	(932,886)	(1,121,326)

Discontinued operations net of tax	($236,921)	($285,946)	$1,491,750	$1,778,901

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net loss from discontinued operations declined by $49,025 for the three months ended June 30, 2004 compared to the same period last year. The smaller loss was attributable to a 25 percent increase in propane gallons delivered partially offset by a 7 percent reduction in the unit margin realized on propane sales. The volume increase was primarily related to a variation in customer delivery scheduling. In addition, the current quarter results included approximately $110,000 in professional and legal services related to the propane asset sale transaction described below.

Net income from discontinued operations decreased by $287,151 for the nine months ended June 30, 2004 compared to the same period last year. The decline in discontinued operations resulted from a 2 percent decrease in gallons delivered for the period associated with warmer weather combined with a $371,437 reduction in derivative hedging benefits realized and the professional and legal services referred to above.

The assets of the discontinued operations are included in the balance sheet under the caption “Net assets held for sale.” The net assets are comprised of the following:

	Jun 30, 2004	Sep 30, 2003
Assets:
Accounts receivable	$779,020	$941,117
Inventories	333,161	313,498
Goodwill	298,314	298,314
Property, plant and equipment, net	11,089,486	11,336,089

Total assets	$12,499,981	$12,889,018

Subsequent Events

On July 12, 2004, Resources sold the propane assets of its subsidiary, Diversified Energy Company, d/b/a Highland Propane Company (“Diversified”), for approximately $28,000,000 in cash to Inergy Propane, LLC (“Acquiror”). The sale of assets encompassed all propane plant assets (with the exception of a limited number of specific assets being retained by Diversified), including the name “Highland Propane”, customer accounts receivable, propane gas inventory and inventory of propane related materials. The estimated gain realized by RGC Resources is approximately $9,500,000 and will be reflected in the subsequent quarter results as gain on disposal of discontinued operations.

Concurrent with the sale of Diversified, the Company entered into an agreement with Acquiror, by which the Company will continue to provide the use of office, warehouse and storage space, and computer and office equipment; the utilization of

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Company’s propane billing software and computer systems; and the utilization of Company personnel for billing, propane delivery and related services to Acquiror for the term of one year with an option for an additional year. Management anticipates that the total revenue associated with these services will exceed $600,000 over the next 12 months.

The remaining recurring costs are attributable to activities and systems not included in the agreement with Acquiror. Functions such as accounting, human resources, energy procurement, management oversight and credit and collections are among those services not being utilized by Acquiror. Due to the continuing need for these centralized services by the natural gas operations, many of these costs can not be eliminated because they are essential to natural gas operations. In certain situations, management may reassign personnel to other areas as appropriate. In both Roanoke Gas’s and Bluefield Gas’s upcoming rate filings, it is expected that these remaining costs will be incorporated into the respective rate filings in an effort to recover these costs through future rates. Management expects to receive favorable rate treatment for many of these costs because they are essential to natural gas operations; however, there is no guarantee that the commission staffs in Virginia or West Virginia will allow for the full recovery of all costs.

The asset purchase agreement did not include land and buildings owned by Diversified. Acquiror has leased 10 parcels of real estate consisting of bulk storage facilities and office space from Diversified and has a one-year option to purchase such parcels. Acquiror is inspecting the properties and may conduct environmental reviews before electing to exercise the option to purchase those assets. These leases have 5-year terms, each with an option for an additional term of 5 years.

Resources will use the proceeds from the sale of the propane assets to provide shareholders with a special $4.50 per share dividend, retire corporate debt and invest equity capital into its natural gas operations. In July 2004, the Company retired the entire $4.2 million of long-term debt associated with the discontinued propane operations.

Critical Accounting Policies

The consolidated financial statements of Resources are prepared in accordance with accounting principles generally accepted in the United States of America. The amounts of assets, liabilities, revenues and expenses reported in the Company’s financial statements are affected by estimates and judgments that are necessary to comply with generally accepted accounting principles. Estimates used in the financial statements are derived from prior experience, statistical analysis and professional judgments. Actual results could differ from the estimates, which would affect the related amounts reported in the Company’s financial statements. Although estimates and judgments are applied in arriving at many of the reported

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

amounts in the financial statements including provisions for employee medical insurance, projected useful lives of capital assets and goodwill valuation, the following items may involve a greater degree of judgment.

Revenue recognition – The Company bills natural gas customers on a monthly cycle basis; however, the billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for natural gas delivered to customers not yet billed during the accounting period. Determination of unbilled revenue relies on the use of estimates based on current and historical data.

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

Derivatives – As discussed in the “Item 3 - Qualitative and Quantitative Disclosures about Market Risk” section below, the Company hedges certain risks incurred in the normal operation of business through the use of derivative instruments. The Company applies the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivative instruments as assets or liabilities in the Company’s balance sheet at fair value. Fair value is based upon quoted futures prices for the commodities of propane and natural gas and market rates for interest. Changes in the commodity and futures markets will impact the estimates of fair value in the future. Furthermore, the actual market value at the point of realization of the derivative may be significantly different from the futures value used in determining fair value in prior financial statements.

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

Asset Management

Effective November 1, 2001, Roanoke Gas Company and Bluefield Gas Company (the Gas Companies) entered into a contract with a third party (counter-party) to provide future gas supply needs. The counter-party also assumed the management and financial obligation of the Gas Companies’ firm transportation and storage agreements. In connection with the agreement, the Gas Companies exchanged gas in storage at November 1, 2001 for the right to receive an equal amount of gas in the future as provided by the agreement. As a result of this arrangement, natural gas inventories on the balance sheet were replaced with a new classification called “prepaid gas service.” This contract expires on October 31, 2004. Management is currently in the process of evaluating proposals for the replacement of this contract.

Under the asset management agreement, the Gas Companies no longer have title or ownership of the physical asset; instead, the Gas Companies make monthly payments for the right to receive gas in the future. Therefore, a greater risk exists regarding the ultimate realization of the prepayment depending on the ongoing viability of the counter-party. The Gas Companies have attempted to mitigate the risks in the event of a failure to perform or bankruptcy on the part of the counter-party by requiring certain contractual restrictions on inventory and other provisions. However, upon expiration of the current contract on October 31, 2004, ownership of the storage gas will revert to the Gas Companies. The Gas Companies will retain ownership of the storage gas under the new asset management agreement.

Energy Costs

Natural gas prices have remained at high levels over the last several quarters, and the Company, which entered this past heating season with its highest embedded prepaid and inventory gas costs, has even higher embedded cost in the current balance of prepaid gas service. Management considers the key reason for high energy prices to be the accumulated impact of years of inconsistent regulatory policy and the continued failure of Congress to pass and the President to sign meaningful national energy use and resource development legislation. In the absence of such legislation, accessible natural gas reserves may continue to decline. In addition, increased demand for natural gas from electric generation facilities will likely keep natural gas prices at elevated levels. Management was successful in fulfilling customers’ energy needs for the past winter. However, elevated gas prices and supply management will continue to be a key challenge for the Company. The Company expects to continue to utilize various hedging

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

mechanisms including summer storage injections, financial instruments and fixed price contracts to limit weather driven volatility in energy prices.

Natural gas costs are fully recoverable under the present regulatory Purchased Gas Adjustment (PGA) mechanisms, and increases and decreases in the cost of gas are passed through to the Company’s customers. Although rising energy prices are recoverable through the PGA mechanism for the regulated operations, high energy prices may have a negative impact on earnings through increases in bad debt expense and higher interest costs because the delay in recovering higher gas costs requires borrowing to temporarily fund higher receivables from customers, LNG (liquefied natural gas) inventory and prepaid gas service levels. Furthermore, continued high energy prices may lead to energy conservation or fuel switching by the Company’s customers.

Regulatory Affairs

Bluefield Gas Company entered into a Joint Stipulation and Agreement for Settlement (“Settlement”) in its base rate case with the West Virginia Public Service Commission on June 17, 2004. The Settlement recommended that the Commission approve a recommended increase in annual non-gas revenue of $111,945 with no movement of the carrying charge for gas in storage and the net write off related to the recovery of gas costs to the 30-C proceeding (our annual gas cost filing in West Virginia) or, in the alternative, a decrease in annual non-gas revenue of $1,123 if the Commission adopts the staff’s recommendation to move the aforementioned gas costs to the 30-C proceeding. The proposed rates will be come effective for billings on and after December 1, 2004. A public hearing was held on July 8, 2004 and the Company is waiting for a recommended decision and final order.

Roanoke Gas Company filed a notice of intent to file an expedited rate case with the State Corporation Commission indicating that it plans to submit its filing on or around September 15, 2004.

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

Capital Resources and Liquidity

The Company’s primary capital needs are for the funding of its continuing construction program and the seasonal funding of its accounts receivable, LNG storage and gas prepayment requirements under the asset management contract. The Company’s construction program is composed of a combination of replacing old bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of natural gas and propane service to new customers. Total capital expenditures from continuing operations were $5,288,047 and $4,305,958 for the nine-month periods ended June 30, 2004 and 2003, respectively. It is anticipated that these costs and future capital expenditures will be funded with the combination of operating cash flow, sale of Company equity securities through the Dividend Reinvestment and Stock Purchase Plan and issuance of debt, in addition to any available proceeds from the sale of propane assets, as mentioned below.

The Company also funds seasonal levels of gas prepayments, LNG storage and accounts receivables. From April through October, the Company prepays its asset manager for the right to receive additional natural gas in the colder winter months. Furthermore, a majority of the Company’s sales and billings occur during the winter months. As a result, accounts receivable balances increase during these months and decrease during the summer months. Total accounts receivable balances from continuing operations were $6,481,292 and $7,219,121 at June 30, 2004 and 2003, respectively.

The Company realized approximately $28,000,000 in proceeds from the sale of propane assets as discussed above. The proceeds from this transaction will be used to provide shareholders with a special $4.50 per share dividend, retire corporate debt of the propane operations and invest equity capital into the natural gas operations. The proceeds will be invested in highly liquid short-term investments until needed.

The level of borrowing under the Company’s line of credit agreements can fluctuate significantly due to the time of the year, changes in the wholesale price of energy and weather outside normal temperature ranges. As the wholesale price of natural gas increases, short-term debt generally increases because the payment to the Company’s energy suppliers is due before the Company

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Available	limits under the line of credit agreements are as follows:

Beginning	Available Line of Credit
Apr 1, 2004	$11,000,000
Jun 21, 2004	12,000,000
Jul 16, 2004	16,000,000
Sep16, 2004	23,000,000
Nov 16, 2004	27,000,000
Feb 16,2005	22,000,000

On June 21, 2004, Resources requested and Wachovia Bank granted an increase in the aggregate available borrowing level by an additional $1,000,000 through September 15, 2004. The line-of-credit agreements will expire March 31, 2005, unless extended. The Company anticipates being able to extend or replace the credit lines upon expiration. At June 30, 2004, the Company had $2,932,000 outstanding under its line of credit agreements.

At June 30, 2004, the Company’s capitalization consisted of 45 percent in long-term debt and 55 percent in common equity.

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

and uncertainties that may affect the operations, performance, development and results of the Company’s business include the following: (i) failure to earn on a consistent basis an adequate return on invested capital; (ii) increasing expenses and labor costs and labor availability; (iii) price competition from alternative fuels; (iv) volatility in the price and availability of natural gas; (v) uncertainty in the projected rate of growth of natural gas requirements in the Company’s service area; (vi) general economic conditions both locally and nationally; (vii) increases in interest rates; (viii) increased customer delinquencies and conservation efforts resulting from high fuel costs and/or colder weather; (ix) developments in electricity and natural gas deregulation and associated industry restructuring; (x) variations in winter heating degree-days from normal; (xi) changes in environmental requirements and cost of compliance; (xii) impact of potential increased governmental oversight and compliance costs due to the Sarbanes-Oxley law; (xiii) cost and availability of property and liability insurance in the wake of terrorism concerns and corporate failures; (xiv) ability to raise debt or equity capital in the wake of recent corporate financial irregularities; (xv) impact of uncertainties in the Middle East; (xvi) failure of Congress to pass a comprehensive energy policy could serve to perpetuate high energy prices; and (xvii) new accounting standards issued by the Financial Accounting Standards Board, which could change the accounting treatment for certain transactions. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast” or similar words or future or conditional verbs such as “will,” “would,” “should,” “could” or “may” are intended to identify forward-looking statements.

Forward-looking statements reflect the Company’s current expectations only as of the date they are made. We assume no duty to update these statements should expectations change or actual results differ from current expectations.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with interest rates and commodity prices. Interest rate risk is related to the Company’s outstanding long-term and short-term debt. Commodity price risk is experienced by the Company’s regulated natural gas operations and energy marketing business. The Company’s risk management policy, as authorized by the Company’s Board of Directors, allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations.

The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At June 30, 2004, the Company had $2,932,000 outstanding under its lines of credit, $2,500,000 outstanding on an intermediate-term variable rate note for Diversified Energy Company and $2,000,000 outstanding on an intermediate-term variable rate note for Bluefield Gas. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable rate debt outstanding at June 30, 2004 would have resulted in an increase in quarterly interest expense of approximately $19,000. The Company also has an $8,000,000 intermediate term variable rate note that is currently being hedged by a fixed rate interest swap.

The Company manages the price risk associated with purchases of natural gas by using a combination of fixed price contracts, prepaid gas service payments and derivative commodity instruments including futures, price caps, swaps and collars. During the quarter, the Company had both derivative price caps and swap arrangements for the purpose of hedging the price of natural gas. Any cost incurred or benefit received from the derivative arrangement is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia SCC and the West Virginia PSC currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contract will be passed through to customers when realized. As of June 30, 2004, all natural gas derivative contracts had been settled and the Company had not entered into any new natural gas derivative instruments during the quarter .

ITEM 4 – CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004, the Company’s Chief Executive Officer and principal financial officer have concluded that these disclosure controls and procedures are effective. There has been no change during the quarter ended June 30, 2004, in the Company’s internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, this internal control over financial reporting.

Part II – Other Information

ITEM 2 – CHANGES IN SECURITIES.

Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the “Restricted Stock Plan”), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions (“restricted stock”). A participant can, subject to approval of Directors of the Company (the “Board”), elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company’s common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on section 3(a)(11) and section 4(2) exemptions under the Securities Act of 1993 (the “Act”) and will vest only in the case of the participant’s death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant’s voluntary resignation during his term on the Board or (ii) removal for cause. During the quarter ended June 30, 2004, the Company issued a total of 773.867 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

Investment Date	Price	Number of Shares
4/1/2004	$24.500	254.422
5/3/2004	$23.990	259.831
6/1/2004	$24.010	259.614

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Number	Description

10 (t)(t)(t)	Modified Promissory Note by and between Diversified Energy Company and Wachovia Bank, National Association, in the amount of $2,000,000.

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

Part II – Other Information

(b)	Reports on Form 8-K

On May 13, 2004, the Company filed a current report on Form 8-K, dated May 13, 2004, furnishing under Item 12 thereof a press release announcing the financial results for the quarter ended March 31, 2004, including the applicable financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC Resources, Inc.

Date: August 13, 2004	By:	/s/ HOWARD T. LYON
Howard T. Lyon Vice-President, Treasurer and Controller (Principal Financial Officer)