Form 10-K
period 2004-09-30
RGC RESOURCES INC
filed 2004-12-21
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 30, 2004. $ 50,019,537

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 30, 2004
COMMON STOCK, $5 PAR VALUE	2,066,923 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the RGC Resources, Inc. 2004 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof.

Portions of the RGC Resources, Inc. Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Item 1.	Business.

Forward-Looking Statements

From time to time, RGC Resources, Inc. (the “Company” or “Resources”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include the following: (i) failure to earn on a consistent basis an adequate return on invested capital; (ii) increasing expenses and labor costs and labor availability; (iii) price competition from alternative fuels; (iv) volatility in the price and availability of natural gas; (v) uncertainty in the projected rate of growth of natural gas requirements in the Company’s service area; (vi) general economic conditions both locally and nationally; (vii) increases in interest rates; (viii) increased customer delinquencies and conservation efforts resulting from high fuel costs and/or colder weather; (ix) developments in electricity and natural gas deregulation and associated industry restructuring; (x) variations in winter heating degree-days from normal; (xi) changes in environmental requirements, pipeline operating requirements and cost of compliance; (xii) impact of potential increased governmental oversight and compliance costs due the Sarbanes-Oxley law; (xiii) failure to obtain timely rate relief for increasing operation or gas costs from regulatory authorities; (xiv) ability to raise debt or equity capital; (xv) impact of uncertainties in the Middle East and related terrorism issues, and (xvi) new accounting standards issued by the Financial Accounting Standards Board, which could change the accounting treatment for certain transactions. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast” or similar words or future or conditional verbs such as “will,” “would,” “should,” “could” or “may” are intended to identify forward-looking statements.

Historical Development

The Company was initially incorporated in Virginia on July 31, 1998 for the primary purpose of becoming the holding company for Roanoke Gas Company (“Roanoke Gas”) and its former subsidiaries, Bluefield Gas Company (“Bluefield Gas”) and Diversified Energy Company (“Diversified”). Effective July 1, 1999, Roanoke Gas and its subsidiaries were reorganized into a holding company structure (the “Reorganization”). As a result of the Reorganization: (i) Resources became a holding company owned by the former shareholders of Roanoke Gas; (ii) Resources became the sole owner of the stock of Roanoke Gas, Bluefield Gas and Diversified; (iii) Commonwealth Public Service Corporation, a former subsidiary of Bluefield, merged its natural gas distribution business into Roanoke Gas; (iv) Roanoke Gas and Bluefield Gas continued to operate in the natural gas distribution business as subsidiaries of Resources; and (v) Diversified continued to carry on its nonutility propane business as a subsidiary of Resources.

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

On July 12, 2004, Resources sold the propane assets of its subsidiary, Diversified Energy Company, d/b/a Highland Propane Company, for approximately $28,500,000 in cash to Inergy Propane, LLC. The sale of assets encompassed nearly all of the propane plant assets, including the name “Highland Propane,” customer accounts receivable, propane gas inventory and inventory of propane related materials. Resources realized an after tax gain of approximately $9,500,000 on the sale of assets.

Services

Resources maintains an integrated natural gas distribution system. Natural gas is purchased from suppliers and distributed to residential, commercial and large industrial users through underground mains and services. Approximately 90.2 percent of the Company’s customers are residential, approximately 9.7 percent are commercial users, and the remaining percentage is made up of large industrial and transportation customers, who received approximately 31 percent of the Company’s total annual delivered volume in 2004 under the Company’s interruptible tariff and transportation gas services.

Resources’ natural gas distribution business accounted for approximately 81 percent, 85 percent and 83 percent of the total revenues, excluding discontinued operations, generated by the Company in fiscal years 2004, 2003 and 2002, respectively. Increases or decreases in the cost of natural gas are passed on to customers through the purchased gas adjustment mechanism. Therefore, the Company’s revenues are impacted by changes in gas costs as well as by changes in volume due to weather and economic conditions. Furthermore, higher gas costs, which the Company is able to pass through to customers, may cause customers to conserve or, in the case of industrial customers, to use alternative energy sources.

The Company’s retail sales are seasonal and temperature-sensitive as the majority of the gas sold by Resources is used for heating. For the fiscal year ended September 30, 2004, more than 55 percent of the Company’s total dekatherms (“DTH”) of natural gas sales were made in the four-month period of December through March. Total natural gas deliveries were 11,903,920 DTH, 12,041,193 DTH, and 10,563,514 DTH in fiscal years 2004, 2003 and 2002, respectively. The Company’s actual heating degree days in fiscal 2004 were approximately 93 percent of normal, as compared with approximately 103 percent and 83 percent of normal in fiscal years 2003 and 2002, respectively.

Suppliers

Roanoke Gas Company and Bluefield Gas Company are each served by multiple interstate and intrastate pipelines. Roanoke Gas is served by Columbia Gas Transmission Corporation and Columbia Gulf Transmission Corporation (together “Columbia”), and East Tennessee Natural Gas Company, Tennessee Gas Pipeline, Midwestern Gas Transmission and Virginia Gas Pipeline Company. Bluefield Gas is served by Columbia and T&F Operating, Inc. Columbia historically has delivered approximately 60 percent of Roanoke Gas’ gas supply and 75 percent of Bluefield Gas’ gas supply, while the other pipelines deliver the balance of each companies’ requirements. The rates paid for natural gas transportation and storage services purchased from the interstate pipeline companies are established by tariffs approved by FERC. These tariffs contain flexible pricing provisions, which, in some instances, authorize these transporters to reduce rates and charges to meet price competition.

The Company currently uses long-term (multi-year) contracts to meet its system requirements. The Company’s current suppliers include Sequent Energy and Phoenix Energy Sales Company. The Company expects its firm supply agreements will be sufficient to supply the total system requirements during the period October 1, 2004 through September 30, 2005.

The Company uses summer storage programs to supplement gas supply requirements during the winter months. The Company injects summer gas into its liquefied natural gas storage facility, which is capable of storing up to 220,000 DTH for use during peak demand winter periods. In addition, the Company has contracted for storage reserves from Columbia, Tennessee Gas Pipeline and Virginia Gas Pipeline Company with a combined total of more than three million dekatherms of storage capacity. Prior to November 1, 2004, the Company prepaid a portion of its winter requirements under the asset management agreement with a third party under the classification of prepaid gas service. Prepaid gas service represented the Company’s right to receive gas in the future from the asset manager. Effective November 1, 2004, Roanoke Gas and Bluefield Gas each entered into a new asset management contract with a different third party. Each new contract is a three-year agreement with similar terms to the expired contract with a key difference being that the Company maintains title to gas in storage. Under the new contract, the balance in prepaid gas service was converted to storage gas inventory with title and ownership maintained by Roanoke Gas and Bluefield Gas.

Having multiple pipelines at each location, a liquified natural gas facility for peak shaving purposes and a number of underground storage options, the Company believes that it is well positioned to provide adequate gas supply for future customer growth.

Competition

Resources competes with suppliers of other energy sources such as fuel oil, electricity, propane and coal. Competition can be intense among the other energy sources and can be based primarily on price. This is particularly true for industrial applications where sales are at risk to price competition in markets, which may swing to other fuels, depending upon environmental regulation restriction on fuel usage

The regulated natural gas utilities operate in a monopolistic environment. Roanoke Gas currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in its Virginia service areas. The franchises generally extend for multi-year periods and are renewable by the municipalities. Certificates of public convenience and necessity, which are issued by the Virginia Commission, are of perpetual duration, subject to compliance with regulatory standards.

Roanoke Gas holds the only franchise to distribute natural gas in the cities of Roanoke and Salem and the Town of Vinton. These franchises expire December 31, 2015.

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

Regulation

Roanoke Gas and Bluefield Gas are subject to regulation at federal and state levels. Federally, the interstate gas transmission between Bluefield Gas and Roanoke Gas in Bluefield, Virginia is regulated by FERC. At the state level, the Virginia and West Virginia Commissions regulate Roanoke Gas and Bluefield Gas, respectively. Such regulation includes the prescription of rates and charges at which natural gas is sold to customers, the approval of agreements between or among affiliated companies involving the provision of goods and services, pipeline safety, and certain corporate activities of the Company, including mergers and acquisitions. Both state Commissions also grant certificates of public convenience and necessity to distribute natural gas in their respective states.

Roanoke Gas and Bluefield Gas are further regulated by the municipalities and localities that grant franchises for the placement of gas distribution pipelines and the operation of a gas distribution network within the streets and alleys of the municipalities.

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

Employees

At September 30, 2004, Resources had 142 full-time employees. As of that date, 47 employees, or 33 percent of the Company’s full-time employees, belonged to the Paper, Allied-Industrial, Chemical and Energy Workers International Union, AFL-CIO Local No. 2-515. Roanoke Gas Company currently has 37 of the unionized employees who are currently covered under a collective bargaining agreement with Resources. The union has been in place at the Company since 1952. The Roanoke Gas collective bargaining agreement will expire on July 31, 2005. Bluefield Gas Company currently has 10 unionized employees who are currently covered under a separate bargaining agreement. The Bluefield Gas collective bargaining agreement will expire on July 4, 2007. Management maintains an amicable relationship with the union.

Item 2.	Properties.

Roanoke Gas owns and operates six metering stations through which it measures and regulates the gas being delivered by its suppliers. The location and physical description of the properties are as follows:

Gala Station – Located on Route 220 in Gala, Virginia – 1.000 acres.

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

J. M. Mason Station - S/E corner of Lakeside Circle and east of Lot #4 of Mill Road subdivision just east of Kessler Mill Road - .842 acres.

Sugarloaf Station - Parcel fronting on S/L of Rt. 686 and W/L of Lynnson Drive - .111 acres.

Clearbrook Station - Parcel 356’ west of Rt. 675 and 0.2 mile south of Rt. 220 - .255 acres.

Cave Spring Station - N/L Route 221 just west of Route 688 - 3.93 acres.

Roanoke Gas also owns two metering stations located on property owned by East Tennessee Natural Gas Company.

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

Bluefield Gas’ operations center and warehouse is located on 2.175 acres at 4699 East Cumberland Road. Bluefield owns a lot at 800 Pulaski Street, Bluefield, West Virginia. In addition, Bluefield owns two lots in the City of Bluefield, West Virginia, comprising approximately 1.23 acres, upon which its high pressure regulator stations are located.

In West Virginia, Diversified owns an office, loading platform and land in Rainelle and an office building and land in Beckley. Diversified also owns land in Anstead, Beckley and Dunsmore, which contain propane storage facilities owned by Inergy Propane, LLC. Diversified currently leases both offices and the land to Inergy Propane, LLC.

In Virginia, Diversified owns 5 tracts of land located in New Castle, Fort Chiswell, Buena Vista, Low Moor and Roanoke. These sites contain propane storage facilities owned by Inergy Propane, LLC, and Diversified currently leases these properties to Inergy Propane, LLC.

The Company considers its present properties adequate. The Company intends to construct additional distribution lines as customer growth and pipeline replacement needs warrant.

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended September 30, 2004.

Item	Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 2005.

The names, ages and positions of all of the executive officers of RGC Resources, Inc. as of September 30, 2004, are listed below with their business experience for the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Previous and present duties and responsibilities:

Name and Age	Position and Business Experience for Past Five Years
John B. Williamson, III, 50	January 2002 to present	President, CEO & Chairman

	July 1999 to January 2002	President & CEO

	February 1998 to July 1999	President & CEO – Roanoke Gas

	January 1993 to January 1998	Vice President - Rates and Finance - Roanoke Gas

John S. D’Orazio, 44	January 2003 to present	Vice President & COO – Roanoke Gas Company

	April 2002 to January 2003	Vice President – Marketing and Customer Service – Roanoke Gas

	August 1999 to March 2002	President & COO – Diversified Energy Company

	February 1998 to July 1999	Vice President - Marketing & New Construction – Roanoke Gas

	June 1995 to January 1998	Director – Marketing & New Construction – Roanoke Gas

Dale P. Moore, 49	January 2002 to present	Vice President & Secretary

	January 2001 to January 2002	Vice President & Assistant Secretary

	July 1999 to January 2001	Assistant Vice President & Assistant Secretary

	May 1998 to July 1999	Director – Rates and Regulatory Affairs – Roanoke Gas

Howard T. Lyon, 43	January 2003 to present	Vice President, Treasurer & Controller

	January 2002 to January 2003	Controller & Treasurer

	July 1999 to January 2002	Controller & Assistant Treasurer

	December 1987 to July 1999	Controller – Roanoke Gas

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

The information set forth under the caption “Market Price and Dividend Information” in the 2004 Annual Report to Shareholders is incorporated herein by reference. As of November 30, 2004, there were approximately 1,660 holders of record of the Company’s common stock. This number does not include all beneficial owners of common stock who hold their shares in “street name.”

Item 6.	Selected Financial Data.

The information set forth under the caption “Selected Financial Data” in the 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk” in the 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of the registrant and the Independent Auditors’ Report included in the 2004 Annual Report to Shareholders are incorporated herein by reference:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of September 30, 2004 and 2003

3.	Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2004, 2003 and 2002

4.	Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2004, 2003 and 2002

5.	Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002

6.	Notes to Consolidated Financial Statements for the years ended September 30, 2004, 2003 and 2002

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of September 30, 2004, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes during the quarter ended September 30, 2004 in the Company’s internal control over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, this internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” at the end of Part I of this report. For information with respect to the directors and nominees and the audit committee financial expert of the registrant, see “Election of Directors of Resources” and “Audit Committee,” respectively, in the Proxy Statement for the 2005 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2005 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

The Company has adopted a Code of Ethics applicable to all of its officers, directors and employees. The Company has posted the text of its Code of Ethics on its Internet website at www.rgcresources.com.

Item 11.	Executive Compensation.

The information set forth under the captions “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Performance Graph” in the Proxy Statement for the 2005 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information pertaining to shareholders beneficially owning more than five percent of the registrant’s common stock and the security ownership of management, which is set forth under the captions “The Annual Meeting of Shareholders “ and “Security Ownership of Management” in the Proxy Statement for the 2005 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

The information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement for the 2005 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

The information with respect to certain transactions with management of the registrant, which is set forth under the caption “Transactions with Management” in the Proxy Statement for the 2005 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement for the 2005 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

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

3.	Exhibits to this Form 10-K are as follows:

Exhibit No.	Description
2 (a)	Amended and Restated Agreement and Plan of Merger and Reorganization (incorporated by reference to Exhibit 2 to Form 8-K filed on July 2, 1999)

2 (b)	Asset Purchase Agreement, dated July 12, 2004, by and among Diversified Energy Company d/b/a Highland Propane Company, RGC Resources, Inc. and Inergy Propane, LLC (incorporated herein by reference to the exhibit filed with the Form 8-K dated July 27, 2004)

3 (a)	Articles of Incorporation of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

3 (b)	Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (a)	Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (b)	Article I of the Bylaws of RGC Resources (included in Exhibit 3(b) hereto)

4 (c)	Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (SEC file number reference 0-367))

4 (d)	RGC Resources, Inc., Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 4 (c) to Registration Statement No. 333-106065 on Form S-2 filed as of June 12, 2003)

10 (a)	Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (b)	NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated October 25, 1994 (incorporated herein by reference to Exhibit 10(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (c)	FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (d)	FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (e)	SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (f)	FTS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (g)	ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (h)	Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (i)	Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (j)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (k)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (l)	Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (m)	Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (n)	Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (o)	Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (p)	Certificate of Public Convenience and Necessity for Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (q)	Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (r)	Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (s)	Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit 10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (t)	Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10 (u)	Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10	(v)	Contract between Roanoke Gas Company and Diversified Energy Services, Inc. dated December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(w)	Service Agreement between Bluefield Gas Company and Commonwealth Public Service Corporation dated January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(x)	Gas Storage Contract under rate schedule FS (Market Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(y)	FTS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(z)	FSS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(n)(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(a) (a)	SST Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(o)(o) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(b) (b)	FTS-1 Service Agreement between Columbia Gulf Transmission Company and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(p)(p) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(c) (c)*	RGC Resources Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999)

10	(d) (d)*	RGC Resources, Inc. Stock Bonus Plan (incorporated herein by reference to Exhibit 10(m)(m) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10	(e) (e)	Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10	(f) (f)	Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10	(g) (g)	Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10	(h) (h)*	RGC Resources, Inc. Restricted Stock Plan for Outside Directors (incorporated herein by reference to Exhibit 10(r)(r) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999 SEC file reference number 0-367)

10	(i) (i)	FTA Gas Transportation Agreement effective November 1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10	(j) (j)	SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10	(k) (k)	FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10	(l) (l)	FTS Service Agreement effective November 1, 1999, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file reference number 0-367))

10	(m) (m)	Firm Storage Service Agreement effective March 19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10	(n) (n)	FTS-2 Service Agreement effective February 1, 1994, between Columbia Gulf Transmission Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(x)(x) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10	(o) (o)	Firm Transportation Agreement effective December 31, 1998, between Phoenix Energy Sales Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(y)(y) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10	(p)(p)*	Change in Control Agreement between John B. Williamson, III and RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q/A for the period ended March 31, 2001)

10	(q)(q)*	Change in Control Agreement between John S. D’Orazio and RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10	(r) (r)	Firm Storage Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10	(s)(s)	Firm Pipeline Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10	(t)(t)	ISDA Master Agreement by and between SunTrust Bank and Roanoke Gas Company dated October 7, 2002 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10	(u)(u)	Unconditional Unlimited Guaranty by and between RGC Resources, Inc. and SunTrust Bank dated November 15, 2002 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10	(v)(v)	Loan Agreement by and between Roanoke Gas Company, SunTrust Bank and RGC Resources dated November 22, 2002 (incorporated herein by reference to Exhibit 10(l)(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10	(w)(w)	Commercial Note by and between SunTrust Bank and Roanoke Gas Company dated November 22, 2002 (incorporated herein by reference to Exhibit 10(m)(m)(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10	(x)(x)*	Change in Control Agreement by and between RGC Resources, Inc. and Howard T. Lyon dated May 1, 2000 (incorporated herein by reference to Exhibit 10(n)(n)(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10	(y)(y)*	Change in Control Agreement by and between RGC Resources, Inc. and Dale P. Moore dated May 1, 2000 (incorporated herein by reference to Exhibit 10(o)(o)(o) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10	(z)(z)	Loan agreement by and between Bank of America, N.A. and Bluefield Gas Company dated September 26, 2003 (incorporated by reference to Exhibit 10(m)(m)(m) of the Quarterly Report on Form 10-Q for the period ended December 31, 2003)

10	(a)(a)(a)	Promissory note by and between Bank of America, N.A. and Bluefield Gas Company dated September 26, 2003 (incorporated by reference to Exhibit 10(n)(n)(n) of the Quarterly Report on Form 10-Q for the period ended December 31, 2003)

10	(b)(b)(b)	Unconditional guaranty by and between RGC Resources, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10(o)(o)(o) of the Quarterly Report on Form 10-Q for the period ended December 31, 2003)

10	(c)(c)(c)	Promissory Note by and between RGC Resources, Inc. and Wachovia Bank, National Association, in the amount of $1,000,000 dated March 22, 2004 (incorporated herein by reference to Exhibit 10(p)(p)(p) of the Quarterly Report on Form 10-Q for the period ended March 31, 2004)

10	(d)(d)(d)	Promissory Note by and between Roanoke Gas Company and Wachovia Bank, National Association, in the amount of $19,000,000 dated March 22, 2004 (incorporated herein by reference to Exhibit 10(q)(q)(q) of the Quarterly Report on Form 10-Q for the period ended March 31, 2004)

10(e)(e)(e)	Promissory Note by and between Bluefield Gas Company and Wachovia Bank, National Association, in the amount of $5,000,000 dated March 22, 2004 (incorporated herein by reference to Exhibit 10(r)(r)(r) of the Quarterly Report on Form 10-Q for the period ended March 31, 2004)

10(f)(f)(f)	Modified Promissory Note by and between Diversified Energy Company and Wachovia Bank, National Association, in the amount of $2,000,000 dated June 21, 2004 (incorporated herein by reference to Exhibit 10(t)(t)(t) of the Quarterly Report on Form 10-Q for the period ended June 30, 2004)

13	2004 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21	Subsidiaries of the Company

23	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Management contract or compensatory plan or agreement.

(b)	Reports on Form 8-K:

On July 17, 2004, the Company filed a current report on Form 8-K, dated July 13, 2004, reporting under Item 5 thereof the announcement of the sale of propane assets of its operating subsidiary, Diversified Energy Company d/b/a Highland Propane Company and the declaration of a special dividend of $4.50 per share payable on December 8, 2004 to shares holders of record at the close of business on September 30, 2004.

On July 27, 2004, the Company filed a current report on Form 8-K, dated July 12, 2004 reporting under Item 2 thereof the sale of propane assets of its operating subsidiary, Diversified Energy Company d/b/a Highland Propane Company, and filing the related Asset Purchase Agreement dated July 12, 2004 as an exhibit.

On August 16, 2004, the Company filed a current report on Form 8-K, dated August 16, 2004, furnishing under Items 7 and 12 thereof a press release announcing the financial results of the third quarter of fiscal year 2004, including applicable financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RGC RESOURCES, INC.

By:	/s/ Howard T. Lyon	December 20, 2004
	Howard T. Lyon	Date
Vice President, Treasurer and
Controller (Principal Financial
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John B. Williamson, III	December 20, 2004	Chairman of the Board, President and
John B. Williamson, III	Date	Chief Executive Officer

/s/ Howard T. Lyon	December 20, 2004	Vice President, Treasurer and Controller
Howard T. Lyon	Date	(Principal Financial Officer)

/s/ Lynn D. Avis	December 20, 2004	Director
Lynn D. Avis	Date

/s/ Abney S. Boxley, III	December 20, 2004	Director
Abney S. Boxley, III	Date

/s/ Frank T. Ellett	December 20, 2004	Director
Frank T. Ellett	Date

/s/ Maryellen F. Goodlatte	December 20, 2004	Director
Maryellen F. Goodlatte	Date

/s/ J. Allen Layman	December 20, 2004	Director
J. Allen Layman	Date

/s/ George W. Logan	December 20, 2004	Director
George W. Logan	Date

/s/ Thomas L. Robertson	December 20, 2004	Director
Thomas L. Robertson	Date

/s/ S. Frank Smith	December 20, 2004	Director
S. Frank Smith	Date

EXHIBIT INDEX

Exhibit No.	Description
2 (a)	Amended and Restated Agreement and Plan of Merger and Reorganization (incorporated by reference to Exhibit 2 to Form 8-K filed on July 2, 1999)

2 (b)	Asset Purchase Agreement, dated July 12, 2004, by and among Diversified Energy Company d/b/a Highland Propane Company, RGC Resources, Inc. and Inergy Propane, LLC (incorporated herein by reference to the exhibit filed with the Form 8-K dated July 27, 2004)

3 (a)	Articles of Incorporation of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

3 (b)	Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (a)	Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (b)	Article I of the Bylaws of RGC Resources (included in Exhibit 3(b) hereto)

4 (c)	Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (SEC file number reference 0-367))

4 (d)	RGC Resources, Inc., Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 4 (c) to Registration Statement No. 333-106065 on Form S-2 filed as of June 12, 2003)

10 (a)	Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (b)	NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated October 25, 1994 (incorporated herein by reference to Exhibit 10(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (c)	FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (d)	FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(e)	SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(g) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(f)	FTS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(i) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(g)	ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(h)	Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(i)	Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(j)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(k)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(l)	Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(m)	Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(n)	Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(o)	Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(p)	Certificate of Public Convenience and Necessity for Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(q)	Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(r)	Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(s)	Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit 10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(t)	Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10	(u)	Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10	(v)	Contract between Roanoke Gas Company and Diversified Energy Services, Inc. dated December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(w)	Service Agreement between Bluefield Gas Company and Commonwealth Public Service Corporation dated January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10	(x)	Gas Storage Contract under rate schedule FS (Market Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(y)	FTS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(z)	FSS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(n)(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(a) (a)	SST Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(o)(o) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(b) (b)	FTS-1 Service Agreement between Columbia Gulf Transmission Company and Bluefield Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(p)(p) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10	(c) (c)*	RGC Resources Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999)

10	(d) (d)*	RGC Resources, Inc. Stock Bonus Plan (incorporated herein by reference to Exhibit 10(m)(m) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999)

10	(e) (e)	Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10	(f) (f)	Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10	(g) (g)	Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10	(h) (h)*	RGC Resources, Inc. Restricted Stock Plan for Outside Directors (incorporated herein by reference to Exhibit 10(r)(r) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999 SEC file reference number 0-367)

10	(i) (i)	FTA Gas Transportation Agreement effective November 1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10	(j) (j)	SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10	(k) (k)	FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10	(l) (l)	FTS Service Agreement effective November 1, 1999, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file reference number 0-367))

10	(m) (m)	Firm Storage Service Agreement effective March 19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10	(n) (n)	FTS-2 Service Agreement effective February 1, 1994, between Columbia Gulf Transmission Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(x)(x) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10	(o) (o)	Firm Transportation Agreement effective December 31, 1998, between Phoenix Energy Sales Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(y)(y) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10	(p)(p)*	Change in Control Agreement between John B. Williamson, III and RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q/A for the period ended March 31, 2001)

10	(q)(q)*	Change in Control Agreement between John S. D’Orazio and RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10	(r)(r)	Firm Storage Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10	(s)(s)	Firm Pipeline Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10	(t)(t)	ISDA Master Agreement by and between SunTrust Bank and Roanoke Gas Company dated October 7, 2002 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10	(u)(u)	Unconditional Unlimited Guaranty by and between RGC Resources, Inc. and SunTrust Bank dated November 15, 2002 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10	(v)(v)	Loan Agreement by and between Roanoke Gas Company, SunTrust Bank and RGC Resources dated November 22, 2002 (incorporated herein by reference to Exhibit 10(l)(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10	(w)(w)	Commercial Note by and between SunTrust Bank and Roanoke Gas Company dated November 22, 2002 (incorporated herein by reference to Exhibit 10(m)(m)(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10	(x)(x)*	Change in Control Agreement by and between RGC Resources, Inc. and Howard T. Lyon dated May 1, 2000 (incorporated herein by reference to Exhibit 10(n)(n)(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10	(y)(y)*	Change in Control Agreement by and between RGC Resources, Inc. and Dale P. Moore dated May 1, 2000 (incorporated herein by reference to Exhibit 10(o)(o)(o) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(z)(z)	Loan agreement by and between Bank of America, N.A. and Bluefield Gas Company dated September 26, 2003 (incorporated by reference to Exhibit 10(m)(m)(m) of the Quarterly Report on Form 10-Q for the period ended December 31, 2003)

10(a)(a)(a)	Promissory note by and between Bank of America, N.A. and Bluefield Gas Company dated September 26, 2003 (incorporated by reference to Exhibit 10(n)(n)(n) of the Quarterly Report on Form 10-Q for the period ended December 31, 2003)

10(b)(b)(b)	Unconditional guaranty by and between RGC Resources, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10(o)(o)(o) of the Quarterly Report on Form 10-Q for the period ended December 31, 2003)

10(c)(c)(c)	Promissory Note by and between RGC Resources, Inc. and Wachovia Bank, National Association, in the amount of $1,000,000 dated March 22, 2004 (incorporated herein by reference to Exhibit 10(p)(p)(p) of the Quarterly Report on Form 10-Q for the period ended March 31, 2004)

10(d)(d)(d)	Promissory Note by and between Roanoke Gas Company and Wachovia Bank, National Association, in the amount of $19,000,000 dated March 22, 2004 (incorporated herein by reference to Exhibit 10(q)(q)(q) of the Quarterly Report on Form 10-Q for the period ended March 31, 2004)

10(e)(e)(e)	Promissory Note by and between Bluefield Gas Company and Wachovia Bank, National Association, in the amount of $5,000,000 dated March 22, 2004 (incorporated herein by reference to Exhibit 10(r)(r)(r) of the Quarterly Report on Form 10-Q for the period ended March 31, 2004)

10(f)(f)(f)	Modified Promissory Note by and between Diversified Energy Company and Wachovia Bank, National Association, in the amount of $2,000,000 dated June 21, 2004 (incorporated herein by reference to Exhibit 10(t)(t)(t) of the Quarterly Report on Form 10-Q for the period ended June 30, 2004)

13	2004 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21	Subsidiaries of the Company

23	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Management contract or compensatory plan or agreement.