Form 10-Q
period 2004-12-31
RGC RESOURCES INC
filed 2005-02-14
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Class	Outstanding at December 31, 2004
Common Stock, $5 Par Value	2,067,142

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2004	September 30, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$4,422,299	$9,461,217
Short-term investments	—	4,991,460
Accounts receivable - (less allowance for uncollectibles of $386,579 and and $38,525, respectively)	18,938,046	5,978,065
Materials and supplies	693,659	731,225
Gas in storage	17,136,198	1,739,024
Prepaid gas service	—	15,923,177
Prepaid income taxes	1,306,151	2,278,361
Deferred income taxes	1,940,384	1,818,280
Under-recovery of gas costs	803,094	580,166
Other	1,264,058	306,966

Total current assets	46,503,889	43,807,941

Property, Plant And Equipment:
Utility plant in service	104,217,189	102,086,697
Accumulated depreciation and amortization	(34,584,116)	(34,493,087)

Utility plant in service, net	69,633,073	67,593,610
Construction work in progress	1,561,160	2,405,107

Utility Plant, Net	71,194,233	69,998,717

Nonutility property	794,013	794,013
Accumulated depreciation and amortization	(195,745)	(184,624)

Nonutility property, net	598,268	609,389

Total property, plant and equipment	71,792,501	70,608,106

Other assets	534,695	556,509

Total Assets	$118,831,085	$114,972,556

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2004	September 30, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$10,011,523	$19,987
Borrowings under lines of credit	17,878,000	12,742,000
Dividends payable	609,869	9,903,993
Accounts payable	16,851,632	10,740,943
Customer deposits	927,943	712,892
Accrued expenses	3,951,589	4,356,680
Refunds from suppliers - due customers	11,811	22,292
Overrecovery of gas costs	2,551,571	2,174,313
Fair value of marked to market transactions	358,949	73,356

Total current liabilities	53,152,887	40,746,456

Long-term Debt, Excluding Current Maturities	16,000,000	26,000,000

Deferred Credits:
Asset retirement obligations	6,383,296	6,197,549
Deferred income taxes	5,360,351	5,174,829
Deferred investment tax credits	223,908	232,200

Total deferred credits	11,967,555	11,604,578

Stockholders’ Equity:
Common stock, $5 par value; authorized, 10,000,000 shares; issued and outstanding 2,067,142 and 2,065,408 shares, respectively	10,335,710	10,327,040
Preferred stock, no par, authorized, 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	13,097,072	13,064,566
Retained earnings	14,290,951	13,275,426
Accumulated other comprehensive loss	(13,090)	(45,510)

Total stockholders’ equity	37,710,643	36,621,522

Total Liabilities and Stockholders’ Equity	$118,831,085	$114,972,556

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003

UNAUDITED

	Three Months Ended December 31,
	2004	2003
Operating Revenues:
Gas utilities	$28,931,905	$25,232,488
Energy marketing	5,454,725	4,493,413
Other	278,844	141,997

Total operating revenues	34,665,474	29,867,898

Cost of Sales:
Gas utilities	21,929,127	18,632,493
Energy marketing	5,255,026	4,436,987
Other	170,182	64,851

Total cost of sales	27,354,335	23,134,331

Gross Margin	7,311,139	6,733,567

Other Operating Expenses:
Operations	2,443,329	2,669,763
Maintenance	322,749	326,927
General taxes	381,652	399,574
Depreciation and amortization	1,021,429	992,658

Total other operating expenses	4,169,159	4,388,922

Operating Income	3,141,980	2,344,645

Other Income, net	(33,700)	(899)

Interest Expense	544,718	500,219

Income from Continuing Operations Before Income Taxes	2,630,962	1,845,325

Income Tax Expense from Continuing Operations	1,005,567	701,789

Income from Continuing Operations	1,625,395	1,143,536

Discontinued operations:
Income from discontinued operations, net of income taxes of $286,395	—	455,867

Net Income	$1,625,395	$1,599,403

Basic Earnings Per Common Share:
Income from continuing operations	$0.79	$0.57
Discontinued operations	—	0.23

Net income	$0.79	$0.80

Diluted Earnings Per Common Share:
Income from continuing operations	$0.78	$0.56
Discontinued operations	—	0.23

Net income	$0.78	$0.79

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003

UNAUDITED

	Three Months Ended December 31,
	2004	2003
Net Income	$1,625,395	$1,599,403
Reclassification of loss transferred to net income	14,495	19,650
Unrealized gain on derivatiave financial instruments	17,925	40,229

Other comprehensive income, net of tax	32,420	59,879

Comprehensive Income	$1,657,815	$1,659,282

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003

UNAUDITED

	Three Months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$1,625,395	$1,143,536
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,095,058	1,051,897
Cost of removal of utility plant	(75,442)	(26,239)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(5,921,841)	(3,984,499)

Net cash used in continuing operating activities	(3,276,830)	(1,815,305)
Net cash used in discontinued operations	—	(21,558)

Net cash used in operating activities	(3,276,830)	(1,836,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(2,054,243)	(1,263,032)
Proceeds from disposal of equipment	35,979	20,499

Cash flows used in Investing activities	(2,018,264)	(1,242,533)
Net cash used in Investing activities of discontinued operations	—	(411,827)

Net cash used in investing activities	(2,018,264)	(1,654,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	2,000,000
Retirement of long-term debt and capital leases	(8,464)	(2,132,876)
Net borrowings under lines of credit	5,136,000	5,213,000
Cash dividends paid	(9,903,996)	(571,459)
Proceeds from issuance of stock	41,176	259,505

Net cash provided by (used in) financing activities	(4,735,284)	4,768,170

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,030,378)	1,276,947

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,452,677	135,998

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,422,299	$1,412,945

SUPPLEMENTAL INFORMATION:
Interest paid	$639,693	$718,438
Income taxes refunded, net	(1,932)	(383,928)

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly RGC Resources, Inc.’s financial position as of December 31, 2004 and the results of its operations and its cash flows for the three months ended December 31, 2004 and 2003. Because of seasonal and other factors, the results of operations for the three months ended December 31, 2004 are not indicative of the results to be expected for the fiscal year ending September 30, 2005. Quarterly earnings are affected by the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.

2.	The condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes thereto. The condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K.

3.	Certain reclassifications were made to prior year financial statements to place them on a basis consistent with current year presentation with regard to discontinued operations and gas in storage.

4.	In 2003, Roanoke Gas Company received regulatory approval to implement a weather normalization adjustment (“WNA”) factor based on a weather occurrence bank around the most recent 30-year temperature average. The weather band provides approximately a 6 percent range around normal weather, whereby if the number of heating-degree days fell within approximately 6 percent above or below the 30-year average, no adjustments would be made. However, if the number of heating-degree days were more than 6 percent below the 30-year average, the Company would add a surcharge to customer bills equal to the equivalent margin lost beyond the approximate 6 percent deficiency. Likewise, if the number of heating-degree days were more than 6 percent above the 30-year average, the Company would credit customer bills equal to the excess margin realized above the 6 percent excess. The measurement period in determining the weather band extends from April through March with any adjustment to be made to customers’ bills in late Spring. As of December 31, 2004, heating-degree days for the period April 2004 through December 2004 were approximately 18 percent less than the 30-year average. The Company recorded approximately $350,000 in additional revenues to reflect the estimated impact of the WNA for the difference in margin realized for weather between 18 percent and 6 percent warmer than the 30-year average. The final surcharge or credit to customers will be dependent upon the weather during the second quarter. Accordingly, the accrued revenues related to the surcharge may be adjusted up or down from the amount reflected in the December 31, 2004 financial statements. The Company applied the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, in recording the estimated under-recovery of revenue.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

5.	During the quarter ended December 31, 2004, Roanoke Gas Company placed into effect new base rates effective for service rendered on and after October 23, 2004 to provide for approximately $1,135,000 in additional annual revenues. These higher rates are subject to refund pending a final order by the Virginia State Corporation Commission (“SCC”). The Company has recorded an estimated reserve that management believes may be refundable to customers based upon its current assessment of its rate increase request. The amount of the final rate award may be more or less than the amount reflected in the financial statements and will not be known until the final Commission order is received.

6.	On July 12, 2004, Resources sold the propane assets of its subsidiary, Diversified Energy Company, d/b/a Highland Propane Company (“Diversified”), for approximately $28,500,000 in cash to Inergy Propane, LLC (“Acquiror”). The sale of assets encompassed all propane plant assets (with the exception of a limited number of specific assets being retained by Diversified), including the name “Highland Propane”, customer accounts receivable, propane gas inventory and inventory of propane related materials. The Company realized a gain of approximately $ 9,500,000 on the sale of assets, net of income taxes.

Concurrent with the sale of assets, the Company entered into an agreement with Acquiror by which the Company will continue to provide the use of office, warehouse and storage space, and computer systems and office equipment and the limited utilization of Company personnel for billing, propane delivery and related services to Acquiror for the term of one year with an option for an additional year.

The asset purchase agreement did not include land and buildings owned by Diversified. Acquiror has leased 10 parcels of real estate consisting of bulk storage facilities and office space from Diversified and has an option to purchase such parcels. Acquiror is completing environmental reviews prior to electing to exercise the option to purchase those assets. These leases have 5-year terms, each with an option for an additional term of 5 years, unless the option to purchase the property is exercised.

Resources used the proceeds from the sale of the propane assets to provide shareholders with a special $4.50 per share dividend, retire corporate debt and invest equity capital into its natural gas operations.

The discontinued operations presented in the income statement for the quarter ended December 31, 2003 reflect revenues and costs of the propane operations, net of income tax. Certain costs that represent allocations of shared costs from the Company and its subsidiaries to the propane operations were retained in the continuing operations section.

7.	The Company’s risk management policy allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations. The Company’s risk management policy specifically prohibits the use of derivatives for speculative purposes. The key market risks that RGC Resources, Inc. would seek to hedge include the price of natural gas and the cost of borrowed funds.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Company has historically entered into futures, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. During the quarter ended December 31, 2004, the Company had entered into swap arrangements for the purchase of natural gas. The fair value of these instruments is recorded in the balance sheet with the offsetting entry to over-recovery or under-recovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia State Corporation Commission (SCC) and the West Virginia Public Service Commission (PSC) currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of these instruments will be passed through to customers when realized.

The Company also entered into an interest rate swap related to the $8,000,000 note issued in November 2002. The swap essentially converted the three-year floating rate note into fixed rate debt with a 4.18 percent interest rate. The swap qualifies as a cash flow hedge with changes in fair value reported in other comprehensive income.

A summary of the derivative activity is provided below:

	Propane Derivatives	Interest Rate Swap	Natural Gas Derivative	Total
Three Months Ended December 31, 2004

Unrealized gains on derivatives	$—	$28,893	$—	$28,893
Income tax expense	—	(10,968)	—	(10,968)

Net unrealized gains	—	17,925	—	17,925

Transfer of realized losses to income	—	23,364	—	23,364
Income tax expense	—	(8,869)	—	(8,869)

Net transfer of realized losses to income	—	14,495	—	14,495

Net other comprehensive income	$—	$32,420	$—	$32,420

Unrealized loss on marked to market transactions	$—	$(21,099)	(337,850)	$(358,949)

Accumulated comprehensive loss	—	$(13,090)	—	$(13,090)

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

	Propane Derivatives	Interest Rate Swap	Natural Gas Derivative	Total
Three Months Ended December 31, 2003

Unrealized gains on derivatives	$47,082	$18,513	$—	$65,595
Income tax expense	(18,338)	(7,028)	—	(25,366)

Net unrealized gains	28,744	11,485	—	40,229

Transfer of realized losses/(gains) to income	(9,702)	41,220	—	31,518
Income tax (benefit)/expense	3,779	(15,647)	—	(11,868)

Net transfer of realized losses/(gains) to income	(5,923)	25,573	—	19,650

Net other comprehensive income	$22,821	$37,058	$—	$59,879

Unrealized gain/(loss) on marked to market transactions	$37,380	$(189,381)	465,950	$313,949

Accumulated comprehensive income/(loss)	22,821	$(117,492)	—	$(94,671)

8.	Basic earnings per common share for the three months ended December 31, 2004 and 2003 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three months ended December 31, 2004 and 2003 are calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Quarter Ended 12/31/04	Quarter Ended 12/31/03
Weighted average common shares	2,066,901	2,010,247

Effect of dilutive securities:
Options to purchase common stock	11,959	11,650

Diluted average common shares	2,078,860	2,021,897

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

9.	RGC Resources, Inc.’s reportable segments are included in the following table. The segments are comprised of gas utilities, energy marketing and other. Other is composed of appliance services, information system services and certain corporate eliminations.

	Gas Utilities	Energy Marketing	Parent and Other		Consolidated Total
For the Three Months Ended December 31, 2004
Operating revenues	$28,931,905	$5,454,725	$278,844		$34,665,474

Gross margin	7,002,778	199,699	108,662		7,311,139
Operations, maintenance and general taxes	3,136,904	13,187	(2,361)		3,147,730
Depreciation and amortization	1,020,582	—	847		1,021,429

Operating income	2,845,292	186,512	110,176		3,141,980
Other income, net	1,579	—	32,121		33,700
Interest expense	544,360	—	358		544,718
Income before income taxes - continuing operations	2,302,511	186,512	141,939		2,630,962

As of December 31, 2004:
Total assets	$110,844,089	$4,316,357	$3,453,738		$118,614,184
Gross additions to long-lived assets	2,054,243	—	—		2,054,243

For the Three Months Ended December 31, 2003
Operating revenues	$25,232,488	$4,493,413	$141,997		$29,867,898

Gross margin	6,599,995	56,426	77,146		6,733,567
Operations, maintenance and general taxes	3,383,193	11,007	2,064		3,396,264
Depreciation and amortization	983,008	—	9,650		992,658

Operating income	2,233,794	45,419	65,432		2,344,645
Other income, net	899	—	—		899
Interest expense	500,210	—	9		500,219
Income before income taxes - continuing operations	1,734,483	45,419	65,423		1,845,325

As of December 31, 2003:
Total assets	$98,934,258	$3,648,444	$13,006,693	*	$115,589,395
Gross additions to long-lived assets	1,262,905	—	127		1,263,032

*	The parent and other segment included $12,142,342 in assets of the discontinued propane operations.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

10.	The Company has a Key Employee Stock Option Plan (the “Plan”), which is intended to provide the Company’s executive officers with long-term (ten-year) incentives and rewards tied to the price of the Company’s common stock. The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for this Plan. No stock-based employee compensation expense is reflected in net income as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. No options have been granted under the Plan during the current and prior fiscal year. If options had been granted, a reconciliation of net income and earnings per share would be presented to reflect the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to options granted under the Plan.

11.	Effective November 1, 2004, Roanoke Gas Company and Bluefield Gas Company (the Companies) each entered into a new asset management agreement with a third party. Each contract is a three-year agreement with terms similar to the agreements that expired in October whereby the third party has assumed the management of the Companies’ firm transportation and storage agreements. The new contracts call for the Companies to retain ownership of its storage gas rather than having the asset manager own the gas as specified under the previous contract. As a result of the new contracts, the balance sheet at December 31, 2004 includes a line item called storage gas that is composed of the underground storage gas previously owned by the asset manager. The storage gas line item replaces the prepaid gas service under the prior contract, which represented the Companies right to receive an equal amount of gas in the future as provided by those agreements

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

12.	The Company has both a defined benefit pension plan (the “pension plan”) and a post-retirement benefits plan (the “post-retirement plan”). The pension plan covers substantially all of the Company’s employees and provides retirement income based on years of service and employee compensation. The post retirement plan provides certain healthcare and supplemental life insurance benefits to retired employees who meet specific age and service requirements. Net pension plan and post retirement plan expense recorded by the Company is detailed as follows:

	Three Months Ended December 31
	2004	2003
Components of net periodic pension cost:

Service cost	$81,856	$78,004
Interest cost	157,931	135,818
Expected return on plan assets	(142,970)	(112,885)
Recognized gain loss	15,599	27,399

Net periodic pension cost	$112,416	$128,336

	Three Months Ended December 31
	2004	2003
Components of net periodic benefit costs:

Service cost	$32,243	$45,020
Interest cost	111,067	122,141
Expected return on plan assets	(46,453)	(30,031)
Amortization of unrecognized transition obligation	59,325	55,172
Recognized gain loss	—	25,205

Net periodic benefit cost	$156,182	$217,507

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

December 31, 2003 balances have been restated to reflect the removal of costs attributable to the discontinued operations of Highland Propane. Net periodic pension cost and net periodic post-retirement benefit cost included in discontinued operations were $24,196 and $23,603, respectively. Total expected employer funding contributions during the fiscal year ending September 30, 2005 are $600,000 for the pension plan and $800,000 for the post retirement plan.

13.	Both Roanoke Gas Company and Bluefield Gas Company, subsidiaries of RGC Resources, Inc., operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950’s. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. The extent of contaminants at these sites, if any, is unknown at this time. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognized the Company’s right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company’s financial condition or results of operations.

14.	In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“Medicare Act”) was signed into law. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”) in FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, the Company elected to defer accounting for the effects of the Medicare Act and the accounting for certain provisions of the Medicare Act. In May 2004, the FASB issued definitive accounting guidance for the Medicare Act in FASB Staff Position (“FSP”) 106-2. The Company has elected the prospective method of recording the effects of this FSP; therefore, it was effective for the Company in the fourth quarter of fiscal 2004. FSP 106-2 results in the recognition of lower other post-retirement benefit costs to reflect prescription drug-related federal subsidies to be received under the Medicare Act. As a result of the Medicare Act, the Company’s accumulated post-retirement benefit obligation was reduced by approximately $1.2 million. Furthermore, net periodic cost was reduced by approximately $50,000 for the quarter ended December 31, 2004.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

RGC Resources, Inc. (“Resources” or the “Company”) is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 60,100 residential, commercial and industrial customers in Roanoke, Virginia and Bluefield, Virginia and West Virginia and the surrounding areas through its Roanoke Gas Company and Bluefield Gas Company subsidiaries. Natural gas service is provided at rates and for the terms and conditions set forth by the State Corporation Commission (SCC) in Virginia and the Public Service Commission (PSC) in West Virginia.

Resources also provides unregulated energy products through Diversified Energy Company, which operates as Highland Energy Company. Highland Energy brokers natural gas to several industrial transportation customers of Roanoke Gas Company and Bluefield Gas Company. In addition to an energy marketing company, Diversified Energy Company operated an unregulated propane operation under the name of Highland Propane Company. In July 2004, Resources sold the propane operations. These operations as such have been classified as discontinued operations in the prior year financial statements.

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

For the quarter ended December 31, 2004, the combination of warmer weather and continuing high energy prices were the primary concerns for management as both factors have served to reduce energy consumption. Because the respective regulatory commissions in Virginia and West Virginia authorize billing rates for each of the natural gas operations based upon normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. For the quarter, heating degree-days (an industry measure by which the average daily temperature falls below 65 degrees Fahrenheit) were 8 percent less than the same period last year and 14 percent lower than the 30 year normal. One mitigating factor to the financial impact of warmer than normal weather is the provision for the implementation of a weather normalization adjustment (“WNA”) factor for Roanoke Gas Company based on a weather occurrence band around the most recent 30-year temperature average. The weather band provides approximately a 6 percent range around normal weather, whereby if the number of heating-degree days fall within approximately 6 percent above or below the 30-year average, no adjustments are made. However, if the number of heating degree-days is more than 6 percent below the 30-year average, the Company would add a surcharge to customer bills equal to the equivalent margin lost below the approximate 6 percent deficiency. Likewise, if the number of heating degree-days is more than 6 percent above the 30-year average, the Company would

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

credit customer bills equal to the excess margin realized above the 6 percent heating degree-days. The measurement period in determining the weather band extends from April through March with any adjustment to be made to customer bills in late Spring. As of December 31, 2004, heating degree-days for the period April 2004 through December 2004 were approximately 18 percent less than the 30-year average. The Company recorded approximately $350,000 in additional revenues to reflect the estimated impact of the WNA for the difference in margin realized and the amount authorized at approximately 6% warmer than the 30-year average. The final surcharge or credit to customers will be dependent upon the weather during the second quarter. Accordingly, the accrued revenues related to the surcharge may be adjusted up or down from the amount reflected in the December 31, 2004 financial statements.

Results of Operations

Consolidated net income for the three-month period ended December 31, 2004 was $1,625,395 compared to $1,599,403 for the same period last year. Net income from continuing and discontinued operations is as follows:

	Quarter Ended 12/31/04	Quarter Ended 12/31/03
Net Income

Continuing Operations	$1,625,395	$1,143,536
Discontinued Operations	—	455,867

Net Income	$1,625,395	$1,599,403

Continuing Operations

Total operating revenues from continuing operations for the three months ended December 31, 2004 increased by $4,797,576, or 16 percent, compared to the same period last year, primarily due to higher gas costs and implementation of base rate increases and the impact of the WNA discussed above. The total average unit cost of natural gas increased by 27 percent. Total regulated natural gas delivered volumes declined by more than 5 percent, while energy marketing sales volumes declined by 3 percent. The total number of heating degree-days declined by 8 percent from the same period last year. Other revenues increased by 96 percent due to revenues generated under the services agreement with the acquirer of Highland Propane Company to provide billing, facility and other services.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Quarter Ended 12/31/04	Quarter Ended 12/31/03	Increase/ (Decrease)	Percentage
Operating Revenues

Gas Utilities	$28,931,905	$25,232,488	$3,699,417	15%
Energy Marketing	5,454,725	4,493,413	961,312	21%
Other	278,844	141,997	136,847	96%

Total Operating Revenues	$34,665,474	$29,867,898	$4,797,576	16%

Total gross margin increased by $577,572, or 9 percent, for the quarter ended December 31, 2004 over the same period last year. Regulated natural gas margins increased by $402,783, or 6 percent, even though total delivered volume (tariff and transporting) decreased by 194,504 dekatherms, or 5 percent. Tariff sales, primarily consisting of residential and commercial usage, declined 8 percent due to the 8 percent decline in heating degree-days from the same period last year. Transporting volumes, which correlate more with economic conditions rather than weather, reflected an increase of 2 percent over the same period last year. The Company realized an increase in the regulated natural gas margins due to a non gas cost rate increase effective October 23, 2004 for Roanoke Gas Company, the recovery of the financing costs (“carrying costs”) related to higher dollar investments in storage gas inventories and the accrual of approximately $350,000 in additional revenues associated with the WNA. Both Roanoke Gas Company and Bluefield Gas Company placed increased rates into effect during the quarter ended December 31, 2004. Roanoke Gas Company’s rates were placed into effect subject to refund pending a final order from the Virginia SCC. Bluefield Gas Company’s rates were placed into effect in accordance with a final rate order issued by the West Virginia PSC. As a result of the rate increases, the Company realized approximately $109,000 in additional customer base charges, which is a flat monthly fee billed to each natural gas customer, and approximately $150,000 associated with increase in the volumetric price of natural gas. Carrying cost revenues increased by approximately $72,000 due to a much higher level of investment in storage gas inventory and prepaid gas service compared to the same period last year due to the combination of higher prices and warmer weather.

Beginning in April 2003, the SCC approved a rate structure that would allow Roanoke Gas Company to recover financing costs related to the level of investment in inventory and prepaid gas service. Therefore, during times of rising gas costs, Roanoke Gas would be able to recognize a greater level of revenues to offset the higher financing costs; conversely, Roanoke Gas will pass along savings to customers if financing costs decrease due to lower inventory and prepaid gas balances resulting from reductions in gas costs. During the quarter ended December 31, 2004, Bluefield Gas Company implemented a similar rate structure as part of its new rates. The net effect of increased storage gas levels and the implementation of the carrying cost revenue

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

component for Bluefield Gas resulted in the approximately $72,000 increase in revenues and margin. During periods of declining gas costs and storage gas levels, the Company would experience a reduction in revenues and margins as well.

	Quarter Ended 12/31/04	Quarter Ended 12/31/03	Increase/ (Decrease)	Percentage
Gross Margin

Gas Utilities	$7,002,778	$6,599,995	$402,783	6%
Energy Marketing	199,699	56,426	143,273	254%
Other	108,662	77,146	31,516	41%

Total Gross Margin	$7,311,139	$6,733,567	$577,572	9%

The energy marketing division margin increased by $143,273 even though total sales volume decreased by 20,351 dekatherms, or 3 percent. The increase in margin was attributable to the sale of 100,000 dekatherm strip for $143,000 profit. The 100,000 dekatherm strip (a commitment to purchase volumes in the future for a fixed price) was not needed to meet the needs of Highland Energy’s customers; therefore, the Company was able to take advantage of market conditions at the time and realize a gain on the transaction. This was a non-recurring transaction and is not expected to be replicated in the future. Other margins increased by $31,516, or 41 percent, due to the services agreement with the acquirer of Highland Propane Company to provide billing, facility and other services.

The table below reflects volume activity and heating degree-days.

	Quarter Ended 12/31/04	Quarter Ended 12/31/03	Increase/ (Decrease)	Percentage
Delivered Volumes

Regulated Natural Gas (DTH)
Tariff Sales	2,517,151	2,727,113	(209,962)	-8%
Transportation	875,659	860,201	15,458	2%

Total	3,392,810	3,587,314	(194,504)	-5%

Highland Energy (DTH)	720,766	741,117	(20,351)	-3%

Heating Degree Days (Unofficial)	1,374	1,487	(113)	-8%

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations expenses decreased by $226,434, or 8 percent, for the three-month period ended December 31, 2004 compared to the same period last year. The decrease is primarily due to reductions in employee benefit costs including medical insurance due to lower claim activity, post-retirement medical costs due to the actuarial impact of Medicare Part D and pension costs due to investment performance. The Company has been self-insured for medical insurance purposes for the past several years with stop/loss coverage only for extremely high claim activity. The self-insurance program generated volatility in expense due to fluctuating claim levels. Beginning in January 2005, the Company is switching to fully insured coverage to provide a more predictable expense trend, which is more conducive to receiving recovery of these costs in a regulated environment. Maintenance expenses were comparable to the same period last year.

General taxes decreased $17,922, or 4 percent, for the three-month period ended December 31, 2004 compared to the same period primarily due to greater capitalization of payroll and property taxes due to increased capital activity.

Net other income increased by $32,801 due to investment earnings realized on the proceeds from the sale of Highland Propane prior to the payment of the special dividend on December 8, 2004. The Company paid a one-time special dividend of $4.50 per share to distribute the gain realized on the sale of Highland Propane.

Interest expense increased by $44,499, or nearly 9 percent, even though the Company’s average total debt position during the current quarter decreased slightly from the same period last year. The increase in interest expense is attributable to rising rates on the Company’s variable rate lines of credit as the effective average interest rate on outstanding balances during the quarter increased from 1.68% last year to 2.71% this year. The Company was able to maintain debt levels comparable to last year through the transfer of a portion of the proceeds from the sale of Highland Propane to the regulated utilities to reduce the need for additional borrowings.

Income tax expense increased by $303,778, which corresponds to the increase in pre-tax income on continuing operations for the quarter. The effective tax rate for the quarter was 38.2 percent.

The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2005. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings depends primarily on weather conditions during the remaining winter months, the level of operating and maintenance costs during the remainder of the year and the impact that the potential weather normalization adjustment may have in the second quarter.

Discontinued Operations

On July 12, 2004, Resources sold the propane assets of its subsidiary, Diversified Energy

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company, d/b/a Highland Propane Company (“Diversified”), for approximately $ 28,500,000 in cash to Inergy Propane, LLC (“Acquiror”). The sale of assets encompassed all propane plant assets (with the exception of a limited number of specific assets being retained by Diversified), including the name “Highland Propane”, customer accounts receivable, propane gas inventory and inventory of propane related materials. The Company realized a gain of approximately $9,500,000 on the sale of assets, net of income taxes.

Concurrent with the sale of assets, the Company entered into an agreement with Acquiror by which the Company will continue to provide the use of office, warehouse and storage space, and computer systems and office equipment and the limited utilization of Company personnel for billing, propane delivery and related services to Acquiror for the term of one year with an option for an additional year.

The asset purchase agreement did not include land and buildings owned by Diversified. Acquiror has leased 10 parcels of real estate consisting of bulk storage sites and office space from Diversified and has an option to purchase such parcels. Acquiror is completing environmental reviews prior to electing to exercise the option to purchase those assets. These leases have 5-year terms, each with an option for an additional term of 5 years, unless the options to purchase the property are exercised.

Resources used the proceeds from the sale of the propane assets to provide shareholders with a special $4.50 per share dividend, retire corporate debt and invest equity capital into its regulated natural gas operations.

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

Revenue recognition – The Company bills natural gas customers on a monthly cycle basis; however, the billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for natural gas delivered to customers not yet billed during the accounting period. Determination of unbilled revenue relies on the use of estimates, current and historical data. The Company also accrues a

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

provision for rate refund during periods in which the Company has implemented new billing rates as authorized by the corresponding state regulatory body, pending the results of a final review and hearing on the increases. The Company estimated refund provision is based upon historical experience, discussions with the regulatory body and other relevant factors.

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

Derivatives – As discussed in the “Item 3 - Qualitative and Quantitative Disclosures about Market Risk” section below, the Company hedges certain risks incurred in the normal operation of business through the use of derivative instruments. The Company applies the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivative instruments as assets or liabilities in the Company’s balance sheet at fair value. Fair value is based upon quoted futures prices for the natural gas commodities. Changes in the commodity and futures markets will impact the estimates of fair value in the future. Furthermore, the actual market value at the point of realization of the derivative may be significantly different from the futures value used in determining fair value in prior financial statements.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Management

Effective November 1, 2004, Roanoke Gas Company and Bluefield Gas Company (the Companies) each entered into a new asset management agreement with a third party. Each contract is a three-year agreement with terms similar to the agreements that expired in October whereby the third party has assumed the management of the Companies’ firm transportation and storage agreements. The new contracts call for the Companies to retain ownership of their storage gas rather than having the asset manager own the gas as specified under the previous contract. As a result of the new contracts, the balance sheet at December 31, 2004 includes a line item called storage gas that is composed of the underground storage gas previously owned by the asset manager. The storage gas line item replaces the prepaid gas service under the prior contract, which represented the Companies’ rights to receive an equal amount of gas in the future as provided by those agreements.

Energy Costs

Natural gas commodity prices have continued to remain high and volatile as the Company entered the current heating season. Volatility is expected. Management considers the key reason for high energy prices to be the accumulated impact of years of inconsistent regulatory policy and the continued failure of Congress to pass and the President to sign meaningful national energy use and resource development legislation. In the absence of such legislation, accessible natural gas reserves may continue to decline. Even though natural gas prices remain at a high level, management believes that it has planned for adequate supplies to fulfill customer needs for the current winter. The Company uses various hedging mechanisms including summer storage injections and financial instruments to limit weather driven volatility in energy prices. Management determined not to utilize financial hedges to the extent it has in prior years because of the unusually large spread between winter futures prices and current gas prices. Given the high level of natural gas in storage on a national basis, management did not believe the winter futures prices were a reasonable basis for financial price hedging purposes. In addition, management believes that it has adequately hedged against significant further escalation of prices for the current heating season through summer storage injections based on current volume projections.

Natural gas costs are fully recoverable under the present regulatory Purchased Gas Adjustment (PGA) mechanisms, and increases and decreases in the cost of gas are passed through to the Company’s customers.

Although rising energy prices are recoverable through the PGA mechanism for the regulated operations, high energy prices may have a negative impact on earnings through increases in bad debt expense and higher interest costs because the delay in recovering higher gas costs requires borrowing to temporarily fund receivables from customers, LNG (liquefied natural gas) and storage gas levels. The Company’s rate structure provides a level of protection against the

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

impact that rising energy prices may have on bad debts and carrying costs of gas in storage by allowing for more timely recovery of these costs. However, the rate structure will not protect the Company from increased rate of bad debts or increases in interest rates.

Regulatory Affairs

During the quarter ended December 31, 2004, Roanoke Gas Company placed into effect new base rates effective for service rendered on and after October 23, 2004 to provide for approximately $1,135,000 in additional annual revenues. These higher rates are subject to refund pending a final order by the Virginia SCC. The Company has recorded an estimated reserve that management believes may be refundable to customers based upon its current assessment of its rate increase request. The amount of the final rate award may be more or less than the amount reflected in the financial statements and will not be known until the final Commission order is received.

In addition, Bluefield Gas Company settled its rate case with a final order from the West Virginia PSC which authorized Bluefield Gas to implement a separate carrying cost component of rates. This new rate component will allow Bluefield Gas to recover financing costs related to the level of investment in storage gas inventory on a more timely basis. Bluefield Gas Company filed a new application for increased rates in January 2005.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Due to the capital intensive nature of Resources’ utility and energy businesses as well as the related weather sensitivity, Resources’ primary capital needs are the funding of its continuing construction program and the seasonal funding of its natural gas inventories and accounts receivable. The Company’s construction program is composed of a combination of replacing old bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of natural gas service to new customers. Total capital expenditures from continuing operations were $2,054,243 and $1,263,032 for the three-month periods ended December 31, 2004 and 2003, respectively. The Company’s total capital budget for the current year is approximately $7,070,000. It is anticipated that these costs and future capital expenditures will be funded with the combination of operating cash flow, sale of Company equity securities through the Dividend Reinvestment and Stock Purchase Plan and issuance of debt.

Short-term borrowing, in addition to providing capital project bridge financing, is used to fund seasonal levels of natural gas inventory and accounts receivable. From April through October, the Company purchases natural gas to be placed into storage for winter delivery. Furthermore, a majority of the Company’s sales and billings occur during the winter months resulting in a corresponding increase in accounts receivable. The following table provides a quarterly perspective of the seasonality of the accounts receivable and natural gas inventory. Amounts are in thousands.

	Amounts in (000’s)
Period Ended	Gas in Storage/ Prepaid Gas Service	Accounts Receivable	Total
Mar 31, 2003	$686	$14,604	$15,290
Jun 30, 2003	8,620	7,216	15,836
Sep 30, 2003	16,162	5,242	21,404
Dec 31, 2003	12,498	17,142	29,640
Mar 31, 2004	1,071	14,274	15,345
Jun 30, 2004	9,059	6,481	15,540
Sep 30, 2004	17,662	5,978	23,640
Dec 31, 2004	17,136	18,938	36,074

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

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At December 31, 2004, the Company had available lines of credit for its short-term borrowing needs totaling $25,000,000, of which $17,878,000 was outstanding. The terms of short-term borrowings are negotiable, with variable rates based upon 30 day LIBOR. These lines of credit expire March 31, 2005, unless extended. The Company anticipates being able to extend or replace the lines of credit upon expiration.

The Company has $10,000,000 in current maturities of long-term debt that is due in November 2005. Management anticipates refinancing these balances upon maturity.

At December 31, 2004, the Company’s capitalization consisted of 41 percent in long-term debt and 59 percent in common equity.

Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include the following: (i) failure to earn on a consistent basis an adequate return on invested capital; (ii) increasing expenses and labor costs and labor availability; (iii) price competition from alternative fuels; (iv) volatility in the price and availability of natural gas; (v) uncertainty in the projected rate of growth of natural gas requirements in the Company’s service area; (vi) general economic conditions both locally and nationally; (vii) increases in interest rates; (viii) increased customer delinquencies and conservation efforts resulting from high fuel costs and/or colder weather; (ix) developments in electricity and natural gas deregulation and associated industry restructuring; (x) variations in winter heating degree-days from normal; (xi) changes in environmental requirements, pipeline operating requirements and cost of compliance; (xii) impact of potential increased governmental oversight and compliance costs due to the Sarbanes-Oxley law; (xiii) failure to obtain timely rate relief for increasing operating or gas costs from regulatory authorities; (xiv) ability to raise debt or equity capital; (xv) impact of uncertainties in the Middle East and related terrorism issues; and (xvii) new accounting standards issued by the Financial Accounting Standards Board, which could change the accounting treatment for certain transactions. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At December 31, 2004, the Company had $17,878,000 outstanding under its lines of credit and $2,000,000 outstanding on an intermediate-term variable rate note for Bluefield Gas. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable rate debt outstanding at December 31, 2004 would have resulted in an increase in quarterly interest expense of approximately $50,000. The Company also has an $8,000,000 intermediate term variable rate note that is currently being hedged by a fixed rate interest swap.

The Company manages the price risk associated with purchases of natural gas by using a combination of fixed price contracts, gas storage injections and derivative commodity instruments including futures, price caps, swaps and collars. During the quarter, the Company used both storage gas and derivative swap arrangements for the purpose of hedging the price of natural gas. Any cost incurred or benefit received from the derivative swap arrangement is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia SCC and the West Virginia PSC currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contract will be passed through to customers when realized. A hypothetical 10% reduction in the market price of natural gas would result in a decrease in fair value of approximately $214,000 for the Company’s natural gas derivative contracts

ITEM 4 – CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004, the Company’s Chief Executive Officer and principal financial officer have concluded that these disclosure controls and procedures are effective. There has been no change during the quarter ended December 31, 2004, in the Company’s internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, this internal control over financial reporting.

Part II – Other Information

ITEM 2 – CHANGES IN SECURITIES.

Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the “Restricted Stock Plan”), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions (“restricted stock”). A participant can, subject to approval of Directors of the Company (the “Board”), elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company’s common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on section 3(a)(11) and section 4(2) exemptions under the Securities Act of 1993 (the “Act”) and will vest only in the case of the participant’s death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant’s voluntary resignation during his term on the Board or (ii) removal for cause. During the quarter ended December 31, 2004, the Company issued a total of 659.994 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

Investment Date	Price	Number of Shares
10/1/2004	$23.400	227.206
11/1/2004	$24.950	213.092
12/1/2004	$24.200	219.696

On November 1, 2004, the Company issued a total of 70.000 shares of its common stock as recognition to certain employees for length of service. The 70.000 shares were not issued in a transaction constituting a “sale” within the meaning of section 2(3) of the Act.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Number	Description
10 (g)(g)(g)	NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company effective November 1, 2004.

10 (h)(h)(h)	FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company effective November 1, 2004.

Part II – Other Information

10 (i)(i)(i)	FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company effective November 1, 2004.

10 (j)(j)(j)	SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company effective November 1, 2004.

10 (k)(k)(k)	FTS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company effective November 1, 2004.

10 (l)(l)(l)	FTS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company effective November 1, 2004.

10 (m)(m)(m)	FSS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company effective November 1, 2004.

10 (n)(n)(n)	SST Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company effective November 1, 2004.

10 (o)(o)(o)	FTS-1 Service Agreement between Columbia Gulf Transmission Company and Bluefield Gas Company effective November 1, 2004.

10 (p)(p)(p)	FTS-2 Service Agreement between Columbia Gulf Transmission Company and Bluefield Gas Company effective November 1, 2004.

10 (q)(q)(q)	FTS-2 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company effective November 1, 2004.

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

Part II – Other Information

(b) Reports on Form 8-K

On December 20, 2004, the Company filed a current report on Form 8-K, dated December 20, 2004, furnishing under Items 2.02 and 9.01 thereof a press release announcing the financial results for the fiscal year ended September 30, 2004, including the applicable financial statements.

On November 9, 2004, the Company filed a current report on Form 8-K, dated November 9, 2004, reporting under Items 1.01 and 9.01 thereof the entry into an agreement associated with the management and financial obligation of Roanoke Gas Company’s and Bluefield Gas Company’s firm interstate pipeline transportation and storage agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC Resources, Inc.

Date: February 14, 2005	By:	/s/ Howard T. Lyon
Howard T. Lyon
Vice-President, Treasurer and Controller
(Principal Financial Officer)