Form 10-Q
period 2005-03-31
RGC RESOURCES INC
filed 2005-05-12
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Class	Outstanding at March 31, 2005
Common Stock, $5 Par Value	2,079,718

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2005	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,964,907	$9,461,217
Short-term investments	—	4,991,460
Accounts receivable - (less allowance for uncollectibles of $755,604 and and $38,525, respectively)	17,437,400	5,978,065
Materials and supplies	723,774	731,225
Gas in storage	7,799,649	1,739,024
Prepaid gas service	—	15,923,177
Assets available for sale	579,806	—
Prepaid income taxes	70,171	2,278,361
Deferred income taxes	2,657,802	1,818,280
Under-recovery of gas costs	356,328	580,166
Unrealized gains on marked to market transactions	13,197	—
Other	620,225	306,966

Total current assets	34,223,259	43,807,941

Property, Plant And Equipment:
Utility plant in service	105,583,291	102,086,697
Accumulated depreciation and amortization	(34,950,726)	(34,493,087)

Utility plant in service, net	70,632,565	67,593,610
Construction work in progress	1,430,603	2,405,107

Utility Plant, Net	72,063,168	69,998,717

Nonutility property	190,964	794,013
Accumulated depreciation and amortization	(183,624)	(184,624)

Nonutility property, net	7,340	609,389

Total property, plant and equipment	72,070,508	70,608,106

Other assets	480,471	556,509

Total Assets	$106,774,238	$114,972,556

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2005	September 30, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$10,002,907	$19,987
Borrowings under lines of credit	3,888,000	12,742,000
Dividends payable	613,842	9,903,993
Accounts payable	14,730,656	10,740,943
Income taxes payable	701,686	—
Customer deposits	1,099,213	712,892
Accrued expenses	4,418,724	4,356,680
Refunds from suppliers - due customers	6,983	22,292
Overrecovery of gas costs	3,825,897	2,174,313
Fair value of marked to market transactions	—	73,356

Total current liabilities	39,287,908	40,746,456

Long-term Debt, Excluding Current Maturities	16,000,000	26,000,000

Deferred Credits:
Asset retirement obligations	6,606,163	6,197,549
Deferred income taxes	5,171,229	5,174,829
Deferred investment tax credits	215,616	232,200

Total deferred credits	11,993,008	11,604,578

Stockholders’ Equity:
Common stock, $5 par value; authorized, 10,000,000 shares; issued and outstanding 2,079,718 and 2,065,408 shares, respectively	10,398,585	10,327,040
Preferred stock, no par, authorized, 5,000,000 shares; 0 shares issued and outstanding in 2005 and 2004	—	—
Capital in excess of par value	13,345,725	13,064,566
Retained earnings	15,740,825	13,275,426
Accumulated comprehensive income (loss)	8,187	(45,510)

Total stockholders’ equity	39,493,322	36,621,522

Total Liabilities and Stockholders’ Equity	$106,774,238	$114,972,556

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Operating Revenues:
Gas utilities	$37,377,846	$34,497,420	$66,309,751	$59,729,908
Energy marketing	5,723,011	5,156,908	11,177,736	9,650,321
Other	228,812	66,716	507,656	208,713

Total operating revenues	43,329,669	39,721,044	77,995,143	69,588,942

Cost of Sales:
Gas utilities	29,125,337	26,406,106	51,054,464	45,038,599
Energy marketing	5,658,224	5,075,244	10,913,250	9,512,231
Other	60,174	26,709	230,356	91,560

Total cost of sales	34,843,735	31,508,059	62,198,070	54,642,390

Gross Margin	8,485,934	8,212,985	15,797,073	14,946,552

Other Operating Expenses:
Operations	2,815,709	2,901,393	5,259,038	5,571,156
Maintenance	314,758	326,832	637,507	653,759
General taxes	475,014	466,562	856,666	866,136
Depreciation and amortization	1,017,213	969,443	2,038,642	1,962,101

Total other operating expenses	4,622,694	4,664,230	8,791,853	9,053,152

Operating Income	3,863,240	3,548,755	7,005,220	5,893,400

Other Expenses (Income), net	2,883	42,423	(30,817)	41,524

Interest Expense	520,732	478,034	1,065,450	978,253

Income from Continuing Operations Before Income Taxes	3,339,625	3,028,298	5,970,587	4,873,623

Income Tax Expense from Continuing Operations	1,275,906	1,152,850	2,281,473	1,854,639

Income from Continuing Operations	2,063,719	1,875,448	3,689,114	3,018,984

Discontinued operations:
Income from discontinued operations, net of income taxes of $799,283 and $1,085,678, respectively.	—	1,272,804	—	1,728,671

Net Income	$2,063,719	$3,148,252	$3,689,114	$4,747,655

Basic Earnings Per Common Share:
Income from continuing operations	$1.00	$0.93	$1.78	$1.50
Discontinued operations	—	0.63	—	0.86

Net income	$1.00	$1.56	$1.78	$2.36

Diluted Earnings Per Common Share:
Income from continuing operations	$0.99	$0.92	$1.77	$1.49
Discontinued operations	—	0.63	—	0.85

Net income	$0.99	$1.55	$1.77	$2.34

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net Income	$2,063,719	$3,148,252	$3,689,114	$4,747,655
Reclassification of (gain) loss transferred to net income	7,748	(28,946)	22,243	(9,296)
Unrealized gain (loss) on cash flow hedges	13,529	(12,056)	31,454	28,173

Other comprehensive income (loss), net of tax	21,277	(41,002)	53,697	18,877

Comprehensive Income	$2,084,996	$3,107,250	$3,742,811	$4,766,532

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 2005 AND 2004

UNAUDITED

	Six Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$3,689,114	$3,018,984
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,183,898	2,083,172
Cost of removal of utility plant	(149,742)	(31,858)
Changes in assets and liabilities which provided cash, exclusive of changes and noncash transactions shown separately	6,488,952	9,491,819

Net cash provided by continuing operating activities	12,212,222	14,562,117
Net cash provided by discontinued operations	—	1,397,157

Net cash provided by operating activities	12,212,222	15,959,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(3,703,729)	(3,175,698)
Proceeds from disposal of equipment	35,979	25,570
Sale of short-term investments	4,991,460	—

Net cash flows provided by (used in) continuing investing activities	1,323,710	(3,150,128)
Net cash used in investing activities of discontinued operations	—	(707,730)

Net cash provided by (used in) investing activities	1,323,710	(3,857,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	2,000,000
Retirement of long-term debt and capital leases	(17,080)	(2,140,895)
Net repayments under lines of credit	(8,854,000)	(9,962,000)
Cash dividends paid	(10,513,866)	(1,146,022)
Proceeds from issuance of stock	352,704	510,641

Net cash used in financing activities	(19,032,242)	(10,738,276)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,496,310)	1,363,140

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,461,217	135,998

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,964,907	$1,499,138

SUPPLEMENTAL INFORMATION:
Interest paid	$1,051,570	$1,126,780
Income taxes paid, net	264,157	531,991

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly RGC Resources, Inc.’s financial position as of March 31, 2005 and the results of its operations for the three months and six months ended March 31, 2005 and 2004 and its cash flows for the six months ended March 31, 2005. Because of seasonal and other factors, the results of operations for the three months and six months ended March 31, 2005 are not indicative of the results to be expected for the fiscal year ending September 30, 2005. Quarterly earnings are affected by the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.

2.	The condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes thereto. The condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K.

3.	Certain reclassifications were made to prior year financial statements to place them on a basis consistent with current year presentation with regard to discontinued operations and gas in storage.

4.	In 2003, Roanoke Gas Company received regulatory approval to implement a weather normalization adjustment (“WNA”) factor based on a weather occurrence band around the most recent 30-year temperature average. The weather band provides approximately a 6 percent range around normal weather, whereby if the number of heating-degree days fell within approximately 6 percent above or below the 30-year average, no adjustments would be made. However, if the number of heating-degree days were more than 6 percent below the 30-year average, the Company would add a surcharge to customer bills equal to the equivalent margin lost beyond the approximate 6 percent heating-degree day deficiency. Likewise, if the number of heating-degree days were more than 6 percent above the 30-year average, the Company would credit customer bills equal to the excess margin realized above the 6 percent heating-degree day excess. The measurement period in determining the weather band extends from April through March. As of March 31, 2005, heating-degree days for the period April 2004 through March 2005 were approximately 12 percent less than the 30-year average. The Company recorded approximately $96,000 in additional revenues for the quarter, in addition to the $350,000 recorded in the first quarter, to reflect the estimated impact of the WNA for the difference in margin realized for weather between 12 percent and 6 percent warmer than the 30-year average. On May 1, 2005, Roanoke Gas Company received approval for the WNA rate factors to be used in billing the surcharge to its customers. The WNA is being billed during the May billing cycle. The Company applied the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation, in recording the estimated revenue.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

5.	On October 23, 2004, Roanoke Gas Company placed into effect rates providing for $1.135 million in additional annual non-gas revenues subject to refund. In March 2005, Roanoke Gas Company reached a stipulated agreement with the SCC staff for a rate award of $856,859. Roanoke Gas received approval from an SCC Hearing Examiner to implement rates designed to collect $856,859 in additional annual non-gas revenues beginning April 1, 2005. On April 28, 2005, the SCC issued a final rate order approving the stipulated agreement. Roanoke Gas Company will begin refunding the excess revenues collected above those provided for in the rate order in June. The Company has recorded a provision for rate refund of $181,573, including interest.

6.	On March 29, 2005, the Company and Wachovia Bank renewed the Company’s line of credit agreements. The new agreements maintain the same variable interest rates based upon 30 day LIBOR and continue the five-tier level for borrowing limits to accommodate the Company’s seasonal borrowing demands. Generally, the Company’s borrowing needs are at their lowest in Spring, increase during the Summer and Fall due to gas storage purchases and construction and reach their maximum levels in Winter. The five-tier approach will keep the Company’s borrowing costs to a minimum by improving the level of utilization on its line of credit agreements and providing increased credit availability as borrowing requirements increase. Effective March 31, 2005, the Company’s total available lines of credit were set at $11,000,000. On July 16, 2005, the total available lines of credit increase to $16,000,000. On September 16, 2005, the total available lines of credit increase to $25,000,000. On November 16, 2005, the total available lines of credit increase to $26,000,000. And on February 16, 2006, the total available lines of credit decrease to $22,000,000. The line-of-credit agreements will expire March 31, 2006, unless extended. The Company anticipates being able to extend or replace the credit lines upon expiration. At March 31, 2005, the Company had $3,888,000 outstanding under its line of credit agreements.

7.	On July 12, 2004, Resources sold the propane assets of its subsidiary, Diversified Energy Company, d/b/a Highland Propane Company (“Diversified”), for approximately $28,500,000 in cash to Inergy Propane, LLC (“Acquiror”). The sale of assets encompassed all propane plant assets (with the exception of a limited number of specific assets being retained by Diversified), including the name “Highland Propane”, customer accounts receivable, propane gas inventory and inventory of propane related materials. The Company realized a gain of approximately $ 9,500,000 on the sale of assets, net of income taxes.

Concurrent with the sale of assets, the Company entered into an agreement with Acquiror by which the Company will continue to provide the use of office, warehouse and storage space, and computer systems and office equipment and the limited utilization of Company personnel for billing, propane delivery and related services to Acquiror for the term of one year with an option for an additional year. On April 1, 2005, the Acquiror notified the Company that it will terminate portions of the agreement at the end of the contract period on July 12, 2005, and the parties agreed to extend the other portions of the agreement for office facilities, storage space and computer systems on a monthly basis but not beyond September 30, 2005.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The asset purchase agreement did not include land and buildings owned by Diversified. Acquiror has leased 10 parcels of real estate consisting of bulk storage facilities and office space from Diversified and has an option to purchase such parcels. Acquiror has substantially completed its reviews of the property and management expects Acquiror to exercise the options to purchase these parcels within the next 12 months. As such, these properties have been reclassified to “assets available for sale” on the Balance Sheet. These leases have 5-year terms, each with an option for an additional term of 5 years, unless the option to purchase the property is exercised.

Resources used the proceeds from the sale of the propane assets to provide shareholders with a special $4.50 per share dividend, retire corporate debt and invest equity capital into its natural gas operations.

The discontinued operations presented in the income statement for the three months and six months ended March 31, 2004 reflect revenues and costs of the propane operations, net of income tax. Certain costs that represent allocations of shared costs from the Company and its subsidiaries to the propane operations were retained in the continuing operations section.

8.	The Company’s risk management policy allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations. The Company’s risk management policy specifically prohibits the use of derivatives for speculative purposes. The key market risks that RGC Resources, Inc. hedges include the price of natural gas and the cost of borrowed funds.

The Company has historically entered into futures, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. During the quarter ended March 31, 2005, the Company had settled all outstanding swap arrangements for the purchase of natural gas. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the SCC and the West Virginia Public Service Commission (PSC) currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of these instruments will be passed through to customers when realized.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Prior to the sale of the propane operations in July 2004, the Company also entered into swaps and price caps to hedge the price risk of propane gas.

A summary of the derivative activity is provided below:

Three Months Ended March 31, 2005	Propane Derivatives	Interest Rate Swap	Total
Unrealized gains on derivatives	$—	$21,807	$21,807
Income tax expense	—	(8,278)	(8,278)

Net unrealized gains	—	13,529	13,529

Transfer of realized losses to income	—	12,489	12,489
Income tax benefit	—	(4,741)	(4,741)

Net transfer of realized losses to income	—	7,748	7,748

Net other comprehensive income	$—	$21,277	$21,277

Three Months Ended March 31, 2004	Propane Derivatives	Interest Rate Swap	Total
Unrealized gains/(losses) on derivatives	$52,665	$(71,256)	$(18,591)
Income tax (expense)/benefit	(20,513)	27,048	6,535

Net unrealized gains/(losses)	32,152	(44,208)	(12,056)

Transfer of realized losses/(gains) to income	(90,045)	41,950	(48,095)
Income tax (benefit)/expense	35,073	(15,924)	19,149

Net transfer of realized losses/(gains) to income	(54,972)	26,026	(28,946)

Net other comprehensive loss	$(22,820)	$(18,182)	$(41,002)

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Six Months Ended March 31, 2005	Propane Derivatives	Interest Rate Swap	Total
Unrealized gains on derivatives	$—	$50,700	$50,700
Income tax expense	—	(19,246)	(19,246)

Net unrealized gains	—	31,454	31,454

Transfer of realized losses to income	—	35,853	35,853
Income tax benefit	—	(13,610)	(13,610)

Net transfer of realized losses to income	—	22,243	22,243

Net other comprehensive income	$—	$53,697	$53,697

Fair value of marked to market transactions	—	$13,197	$13,197

Accumulated comprehensive income	—	$8,187	$8,187

Six Months Ended March 31, 2004	Propane Derivatives	Interest Rate Swap	Total
Unrealized gains/(losses) on derivatives	$99,747	$(52,743)	$47,004
Income tax (expense)/benefit	(38,852)	20,021	(18,831)

Net unrealized gains/(losses)	60,895	(32,722)	28,173

Transfer of realized losses/(gains) to income	(99,747)	83,170	(16,577)
Income tax (benefit)/expense	38,852	(31,571)	7,281

Net transfer of realized losses/(gains) to income	(60,895)	51,599	(9,296)

Net other comprehensive income/(loss)	$—	$18,877	$18,877

Fair value of marked to market transactions	—	$(218,687)	$(218,687)

Accumulated comprehensive loss	—	$(135,673)	$(135,673)

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

9.	Basic earnings per common share for the three months and six months ended March 31, 2005 and 2004 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three months and six months ended March 31, 2005 and 2004 are calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Weighted average common shares	2,073,009	2,021,131	2,069,921	2,015,659

Effect of dilutive securities:
Options to purchase common stock	14,096	13,535	13,074	12,607

Diluted average common shares	2,087,105	2,034,666	2,082,995	2,028,266

10.	RGC Resources, Inc.’s reportable segments are included in the following table. The segments are comprised of gas utilities and energy marketing. Other is composed of appliance services, information system services and certain corporate eliminations.

For the Three Months Ended March 31, 2005	Gas Utilities	Energy Marketing	Segment Total	Other	Consolidated Total
Operating revenues	$37,377,846	$5,723,011	$43,100,857	$228,812	$43,329,669
Gross margin	8,252,509	64,787	8,317,296	168,638	8,485,934
Operations, maintenance and general taxes	3,483,234	15,108	3,498,342	107,139	3,605,481
Depreciation and amortization	1,016,367	—	1,016,367	846	1,017,213

Operating income	3,752,908	49,679	3,802,587	60,653	3,863,240
Other expense (income), net	9,437	—	9,437	(6,554)	2,883
Interest expense	520,383	—	520,383	349	520,732
Income before income taxes	3,223,088	49,679	3,272,767	66,858	3,339,625
Gross additions to long-lived assets	1,649,486	—	1,649,486	—	1,649,486

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

For the Three Months Ended March 31, 2004
Operating revenues	$34,497,420	$5,156,908	$39,654,328	$66,716	$39,721,044

Gross margin	8,091,314	81,664	8,172,978	40,007	8,212,985
Operations, maintenance and general taxes	3,678,618	13,144	3,691,762	3,025	3,694,787
Depreciation and amortization	959,794	—	959,794	9,649	969,443

Operating income	3,452,902	68,520	3,521,422	27,333	3,548,755
Other income, net	42,423	—	42,423	—	42,423
Interest expense	478,043	—	478,043	(9)	478,034
Income before income taxes	2,932,436	68,520	3,000,956	27,342	3,028,298

Gross additions to long-lived assets	1,904,497	—	1,904,497	8,169	1,912,666

For the Six Months Ended March 31, 2005
Operating revenues	$66,309,751	$11,177,736	$77,487,487	$507,656	$77,995,143

Gross margin	15,255,287	264,486	15,519,773	277,300	15,797,073
Operations, maintenance and general taxes	6,620,138	28,295	6,648,433	104,778	6,753,211
Depreciation and amortization	2,036,949	—	2,036,949	1,693	2,038,642

Operating income	6,598,200	236,191	6,834,391	170,829	7,005,220
Other expense, net	7,858	—	7,858	(38,675)	(30,817)
Interest expense	1,064,743	—	1,064,743	707	1,065,450
Income before income taxes	5,525,599	236,191	5,761,790	208,797	5,970,587

Gross additions to long-lived assets	3,703,729	—	3,703,729	—	3,703,729

As of March 31, 2005:
Total assets	101,454,475	2,882,397	104,336,872	2,437,366	106,774,238

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

For the Six Months Ended March 31, 2004
Operating revenues	$59,729,908	$9,650,321	$69,380,229	$208,713	$69,588,942

Gross margin	14,691,309	138,090	14,829,399	117,153	14,946,552
Operations, maintenance and general taxes	7,061,811	24,151	7,085,962	5,089	7,091,051
Depreciation and amortization	1,942,802	—	1,942,802	19,299	1,962,101

Operating income	5,686,696	113,939	5,800,635	92,765	5,893,400
Other expense, net	41,524	—	41,524	—	41,524
Interest expense	978,253	—	978,253	—	978,253
Income before income taxes	4,666,919	113,939	4,780,858	92,765	4,873,623

Gross additions to long-lived assets	3,167,402	—	3,167,402	8,296	3,175,698

As of March 31, 2004:
Total assets	85,226,277	2,477,036	87,703,313	14,322,428	102,025,741

*	Other included $13,928,261 in assets of the discontinued propane operations.

11.	The Company has a Key Employee Stock Option Plan (the “Plan”), which is intended to provide the Company’s executive officers with long-term (ten-year) incentives and rewards tied to the price of the Company’s common stock. The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for this Plan. No stock-based employee compensation expense is reflected in net income as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. No options have been granted under the Plan during the current and prior fiscal year. If options had been granted, a reconciliation of net income and earnings per share would be presented to reflect the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to options granted under the Plan.

12.	Effective November 1, 2004, Roanoke Gas Company and Bluefield Gas Company (the Companies) each entered into a new asset management agreement with a third party. Each contract is a three-year agreement with terms similar to the agreements that expired in October 2004 whereby the third party has assumed the management of the Companies’ firm transportation and storage agreements. The new contracts call for the Companies to retain ownership of its storage gas rather than having the asset manager own the gas as specified under the previous contract. As a result of the new contracts, the balance sheet at March 31, 2005 includes a line item called gas in storage that is composed of the underground storage gas previously owned by the asset manager. The gas in storage line item replaces the prepaid gas service under the prior contract, which represented the Companies’ right to receive an equal amount of gas in the future as provided by those agreements

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

13.	The Company has both a defined benefit pension plan (the “pension plan”) and a post-retirement benefits plan (the “post-retirement plan”). The pension plan covers substantially all of the Company’s employees and provides retirement income based on years of service and employee compensation. The post retirement plan provides certain healthcare and supplemental life insurance benefits to retired employees who meet specific age and service requirements. Net pension plan and post retirement plan expense recorded by the Company is detailed as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Components of net periodic pension cost:

Service cost	$81,856	$78,004	$163,712	$156,008
Interest cost	157,931	135,818	315,862	271,636
Expected return on plan assets	(142,970)	(112,885)	(285,940)	(225,770)
Recognized loss	15,599	27,399	31,198	54,798

Net periodic pension cost	$112,416	$128,336	$224,832	$256,672

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Components of net periodic benefit costs:

Service cost	$32,243	$45,020	$64,486	$90,040
Interest cost	111,067	122,141	222,134	244,282
Expected return on plan assets	(46,453)	(30,031)	(92,906)	(60,062)
Amortization of unrecognized transition obligation	59,325	55,172	118,650	110,344
Recognized loss	—	25,205	—	50,410

Net periodic benefit cost	$156,182	$217,507	$312,364	$435,014

March 31, 2004 balances have been restated to reflect the removal of costs attributable to the discontinued operations of Highland Propane. Net periodic pension cost and net periodic post-retirement benefit cost included in discontinued operations were $24,196 and $23,603 for the three months ended March 31, 2004 and $48,392 and $47,206 and six months ended March 31, 2004, respectively. Total expected employer funding contributions during the fiscal year ending September 30, 2005 are $750,000 for the pension plan and $800,000 for the post retirement plan.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

14.	Both Roanoke Gas Company and Bluefield Gas Company, subsidiaries of RGC Resources, Inc., operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950’s. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. The extent of contaminants at these sites, if any, is unknown at this time. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognized the Company’s right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company’s financial condition or results of operations.

15.	In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“Medicare Act”) was signed into law. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”) in FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, the Company elected to defer accounting for the effects of the Medicare Act and the accounting for certain provisions of the Medicare Act. In May 2004, the FASB issued definitive accounting guidance for the Medicare Act in FASB Staff Position (“FSP”) 106-2. The Company has elected the prospective method of recording the effects of this FSP; therefore, it was effective for the Company in the fourth quarter of fiscal 2004. FSP 106-2 results in the recognition of lower other post-retirement benefit costs to reflect prescription drug-related federal subsidies to be received under the Medicare Act. As a result of the Medicare Act, the Company’s accumulated post-retirement benefit obligation was reduced by approximately $1.2 million. Furthermore, net periodic cost was reduced by approximately $50,000 for the quarter ended March 31, 2005.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This statement eliminates the alternative to use Accounting Principles Board’s Opinion No. 25, Accounting for Stock Issued to Employees, intrinsic value method of accounting that was previously allowed under Statement 123. This statement requires entities to recognize the cost of employee services

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

received in exchange for awards of equity instruments on the grant-date fair value of those awards. The effective date of this statement is with the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143. Diverse accounting practices had developed with respect to the timing of liability recognition of legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement of the obligation are conditional on a future event. FIN No. 47 provides clarification when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of fiscal years ending after December 31, 2005. The Company has not completed its evaluation of this interpretation and has not yet determined the impact on the Company’s financial position or results of operations.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

RGC Resources, Inc. (“Resources” or the “Company”) is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 60,700 residential, commercial and industrial customers in Roanoke, Virginia and Bluefield, Virginia and West Virginia and the surrounding areas through its Roanoke Gas Company and Bluefield Gas Company subsidiaries. Natural gas service is provided at rates and for the terms and conditions set forth by the State Corporation Commission (SCC) in Virginia and the Public Service Commission (PSC) in West Virginia.

Resources also provides unregulated energy products through Diversified Energy Company, which operates as Highland Energy Company. Highland Energy brokers natural gas to several industrial transportation customers of Roanoke Gas Company and Bluefield Gas Company. In addition to an energy marketing company, Diversified Energy Company operated an unregulated propane operation under the name of Highland Propane Company. In July 2004, Resources sold the propane operations. These operations have been classified as discontinued operations in the prior year financial statements.

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

For the quarter ended March 31, 2005, the continuation of warmer weather and high energy prices remained the primary concerns for management as both factors have served to reduce natural gas consumption. Because the respective regulatory commissions in Virginia and West Virginia authorize billing rates for each of the natural gas operations based upon normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. For the quarter, heating degree-days (an industry measure by which the average daily temperature falls below 65 degrees Fahrenheit) were 6 percent less than the same period last year and 7 percent lower than the 30 year normal. One mitigating factor to the financial impact of warmer than normal weather is the provision for the implementation of a weather normalization adjustment (“WNA”) factor for Roanoke Gas Company based on a weather occurrence band around the most recent 30-year temperature average. The weather band provides approximately a 6 percent range around normal weather, whereby if the number of heating-degree days fall within approximately 6 percent above or below the 30-year average, no adjustments are made. However, if the number of heating degree-days were more than 6 percent below the 30-year average, the Company would add a surcharge to customer bills equal to the equivalent margin lost below the approximate 6 percent deficiency. Likewise, if the number of heating-degree days were more than 6 percent above the 30-year average, the Company would credit customer bills

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

equal to the excess margin realized above the 6 percent heating degree-days. The measurement period in determining the weather band extends from April through March with any adjustment to be made to customer bills in late Spring. As of March 31, 2005, heating-degree days for the period April 2004 through March 2005 were approximately 12 percent less than the 30-year average. The Company recorded approximately $96,000 in additional revenues for the quarter, in addition to the $350,000 recorded in the first quarter, to reflect the estimated impact of the WNA for the difference in margin realized for weather between 12 percent and 6 percent warmer than the 30-year average. On May 1, 2005, Roanoke Gas Company received approval for the WNA rate factors to be used in billing the surcharge to its customers. The WNA is being billed during the May billing cycle.

Results of Operations

Consolidated net income for the three-month and six-month periods ended March 31, 2005 was $2,063,719 and $3,689,114, respectively, compared to $3,148,252 and $4,747,655 for the same periods last year. Net income from continuing and discontinued operations is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net Income
Continuing Operations	$2,063,719	$1,875,448	$3,689,114	$3,018,984
Discontinued Operations	—	1,272,804	—	1,728,671

Net Income	$2,063,719	$3,148,252	$3,689,114	$4,747,655

Continuing Operations

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage
	2005	2004
Operating Revenues
Gas Utilities	$37,377,846	$34,497,420	$2,880,426	8%
Energy Marketing	5,723,011	5,156,908	566,103	11%
Other	228,812	66,716	162,096	243%

Total Operating Revenues	$43,329,669	$39,721,044	$3,608,625	9%

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total operating revenues from continuing operations for the three months ended March 31, 2005 increased by $3,608,625, or 9 percent, compared to the same period last year, primarily due to higher gas costs, implementation of base rate increases and the impact of the WNA discussed above. The total average unit cost of natural gas increased by 15 percent over the same quarter last year. Total regulated natural gas delivered volumes declined by 4 percent, while energy marketing sales volumes declined by 3 percent. The total number of heating degree-days declined by 6 percent from the same period last year. Other revenues increased by $162,096 due to revenues generated under the services agreement with the Acquiror (as defined below) of the assets of Highland Propane Company to provide billing, facility and other services. The revenues attributed to the services agreement will terminate by fiscal year end, because the Acquiror has notified the Company that it will terminate portions of the agreement at the end of the contract period on July 12, 2005, and the parties agreed to extend the other portions of the agreement for office facilities, storage space and computer systems on a monthly basis but not beyond September 30, 2005.

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage
	2005	2004
Gross Margin
Gas Utilities	$8,252,509	$8,091,314	$161,195	2%
Energy Marketing	64,787	81,664	(16,877)	-21%
Other	168,638	40,007	128,631	322%

Total Gross Margin	$8,485,934	$8,212,985	$272,949	3%

Total gross margin increased by $272,949, or 3 percent, for the quarter ended March 31, 2005 over the same period last year. Regulated natural gas margins increased by $161,195, or 2 percent, even though total delivered volume (tariff and transporting) decreased by 191,570 dekatherms, or 4 percent. Tariff sales, primarily consisting of residential and commercial usage, declined 4 percent due to the 6 percent decline in heating-degree days from the same period last year. Transporting volumes, which correlate more with economic conditions rather than weather, reflected a corresponding decrease of 3 percent from the same period last year. The Company realized an increase in the regulated natural gas margins due to a non gas cost rate increase effective October 23, 2004 for Roanoke Gas Company, the recovery of the financing costs (“carrying costs”) related to higher dollar investments in storage gas inventories and the accrual of approximately $96,000 in additional revenues associated with the WNA, all of which served to more than offset the impact of reduced sales volume. Both Roanoke Gas Company and Bluefield Gas Company placed increased rates into effect during the first quarter. Roanoke Gas Company’s rates were placed into effect subject to refund pending a final order from the Virginia SCC. Bluefield Gas Company’s rates were placed into effect in accordance with a final rate order issued by the West Virginia PSC. As a result of the rate increases, the Company realized approximately $121,000 in additional customer base charges, which is a flat monthly fee billed

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to each natural gas customer. Carrying cost revenues increased by approximately $168,000 due to a much higher level of investment in storage gas inventory compared to prepaid gas service for the same period last year due to the combination of higher prices and warmer weather reducing the withdrawal rates from storage.

Beginning in April 2003, the SCC approved a rate structure that would allow Roanoke Gas Company to recover financing costs related to the level of investment in inventory and prepaid gas service. Therefore, during times of rising gas costs, Roanoke Gas would be able to recognize a greater level of revenues to offset the higher financing costs; conversely, Roanoke Gas will pass along savings to customers if financing costs decrease due to lower inventory and prepaid gas balances resulting from reductions in gas costs. During the first quarter, Bluefield Gas Company implemented a similar rate structure as part of its new rates. The net effect of increased storage gas levels and the implementation of the carrying cost revenue component for Bluefield Gas resulted in the approximately $168,000 increase in revenues and margin. During periods of declining gas costs and storage gas levels, the Company would experience a reduction in revenues and margins as well.

The energy marketing division margin decreased by $16,877 as total sales volume decreased by 23,669 dekatherms, or 3 percent. The reduction in margin was attributable to pressure associated with rising energy prices and maintaining a competitive position. Other margins increased by $128,631 due to the services agreement with the Acquiror of the assets of Highland Propane Company to provide billing, facility and other services.

The table below reflects volume activity and heating degree-days.

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage
	2005	2004
Delivered Volumes
Regulated Natural Gas (DTH)
Tariff Sales	3,754,368	3,917,879	(163,511)	-4%
Transportation	880,187	908,246	(28,059)	-3%

Total	4,634,555	4,826,125	(191,570)	-4%
Highland Energy (DTH)	750,117	773,786	(23,669)	-3%

Heating Degree Days	2,038	2,164	(126)	-6%
(Unofficial)

Operations expenses decreased by $85,684, or 3 percent, for the three-month period ended March 31, 2005 compared to the same period last year. The decrease is primarily due to

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reductions in employee benefit costs attributable to the actuarial impact of Medicare Part D on post-retirement medical costs and reduction in bad debt expense. A portion of the reduction in bad debt expense is attributable to the new rate structure placed into effect in the first quarter for Bluefield Gas Company; whereby, the portion of bad debt expense attributable to gas costs has now been included as a component of gas costs and is directly recoverable through the PGA mechanism. Maintenance expenses and general taxes were comparable to the same period last year.

Other expense, net, decreased by $39,540 due to investment earnings realized on the residual proceeds remaining from the sale of Highland Propane and timing of certain charitable contributions.

Interest expense increased by $42,698, or 9 percent, even though the Company’s average total debt position during the current quarter decreased by $900,000 from the same period last year. The increase in interest expense is attributable to rising rates on the Company’s variable rate lines of credit as the effective average interest rate on outstanding balances during the quarter increased from 1.67% last year to 3.14% this year.

Income tax expense increased by $123,056, which corresponds to the increase in pre-tax income on continuing operations for the quarter. The effective tax rate for the quarter was 38.2 percent compared to 38.1 percent for the prior year.

	Six Months Ended March 31,		Increase/ (Decrease)	Percentage
	2005	2004
Operating Revenues
Gas Utilities	$66,309,751	$59,729,908	$6,579,843	11%
Energy Marketing	11,177,736	9,650,321	1,527,415	16%
Other	507,656	208,713	298,943	143%

Total Operating Revenues	$77,995,143	$69,588,942	$8,406,201	12%

Total operating revenues from continuing operations for the six months ended March 31, 2005 increased by $8,406,201, or 12 percent, compared to the same period last year, due to the same reasons provided for the quarter: higher gas costs, implementation of base rate increases and the impact of the WNA more than offsetting reductions related to lower sales volumes related to warmer weather. Although total tariff sales of the gas utilities declined by 6 percent, the average unit cost of natural gas delivered to customers increased by 20 percent. Energy marketing revenues increased due to the effects of rising gas costs, even though sales volumes were down by 3 percent. Other revenues increased by $298,943 due to revenues generated under the services agreement with the Acquiror of the assets of Highland Propane Company to provide billing, facility and other services.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended March 31,		Increase/ (Decrease)	Percentage
	2005	2004
Gross Margin
Gas Utilities	$15,255,287	$14,691,309	$563,978	4%
Energy Marketing	264,486	138,090	126,396	92%
Other	277,300	117,153	160,147	137%

Total Gross Margin	$15,797,073	$14,946,552	$850,521	6%

Total gross margin increased by $850,521, or 6 percent, for the six-month period ended March 31, 2005 over the same period last year. Regulated natural gas margins increased by $563,978, or 4 percent, even though total delivered volume (tariff and transporting) decreased by 386,074 dekatherms, or 5 percent. Total tariff sales declined by 6 percent attributable to weather that had 7 percent fewer heating degree days. Transportation sales deliveries, composed of large industrial customers, declined by 1 percent. The increase in the regulated natural gas margin was attributable to rate increases placed into effect during the first quarter for both Roanoke Gas and Bluefield Gas, approximately $241,000 in additional carrying cost revenues associated with the higher level of investment in storage gas inventory and prepaid gas service compared to the same period last year and approximately $446,000 in additional revenues associated with the WNA, all of which more than offset the effect of the reduction in sales volumes.

The energy marketing division margin increased by $126,396, even though total sales volume decreased by 44,020 dekatherms, or 3 percent. The increase in margin was attributable to the sale of 100,000 dekatherm natural gas strip for $143,000 profit. The 100,000 dekatherm strip (a commitment to purchase volumes in the future for a fixed price) was not needed to meet the needs of Highland Energy’s customers; therefore, the Company was able to take advantage of market conditions at the time and realize a gain on the transaction. This was a non-recurring transaction and is not expected to be replicated in the future. Other margins increased by $160,147 due to the services agreement with the Acquiror of the assets of Highland Propane Company to provide billing, facility and other services.

The table below reflects volume activity and heating degree-days.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended March 31,		Increase/ (Decrease)	Percentage
	2005	2004
Delivered Volumes
Regulated Natural Gas (DTH)
Tariff Sales	6,271,519	6,644,992	(373,473)	-6%
Transportation	1,755,846	1,768,447	(12,601)	-1%
Total	8,027,365	8,413,439	(386,074)	-5%
Highland Energy (DTH)	1,470,883	1,514,903	(44,020)	-3%
Heating Degree Days	3,412	3,651	(239)	-7%
(Unofficial)

Other operations expenses decreased by $312,118 or 6 percent for the six-month period ended March 31, 2005 compared to the same period last year. The decrease is primarily due to reductions in employee benefit costs including medical insurance due to lower claim activity in the first quarter, post-retirement medical costs due to the actuarial impact of Medicare Part D and reductions in bad debt expense. The Company has been self-insured for medical insurance purposes for the past several years with stop/loss coverage only for extremely high claim activity. The self-insurance program generated volatility in expense due to fluctuating claim levels. Beginning in January 2005, the Company switched to fully insured coverage to provide a more predictable expense trend, which is more conducive to receiving recovery of these costs in a regulated environment. Maintenance expense and general taxes remained comparable to last year with both items experiencing slight decreases of less than 3 percent.

Other expense (income), net decreased by $72,341 due to investment earnings realized on the proceeds from the sale of Highland Propane prior to the payment of the special dividend on December 8, 2004 combined with the timing of certain charitable contributions. The Company paid a one-time special dividend of $4.50 per share to distribute the gain realized on the sale of Highland Propane.

Interest expense increased by $87,197, or 9 percent, even though the Company’s average total debt position during the current quarter decreased by $700,000 from the same period last year. The increase in interest expense is attributable to rising rates on the Company’s variable rate lines of credit as the effective average interest rate on outstanding balances during the quarter increased from 1.68% last year to 2.88% this year.

Income tax expense increased by $426,834, which corresponds to the increase in pre-tax income on continuing operations. The effective tax rate rose slightly from 38.1 percent to 38.2 percent for the current period.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The three-month and six-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2005. The total revenues and margins realized during the first six months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings for the balance of the year will depend primarily on the level of operating and maintenance costs.

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

Concurrent with the sale of assets, the Company entered into an agreement with Acquiror by which the Company will continue to provide the use of office, warehouse and storage space, and computer systems and office equipment and the limited utilization of Company personnel for billing, propane delivery and related services to Acquiror for the term of one year with an option for an additional year. On April 1, 2005, the Acquiror notified the Company that it will terminate portions of the agreement at the end of the contract period on July 12, 2005, and the parties agreed to extend the other portions of the agreement for office facilities, storage space and computer systems on a monthly basis but not beyond September 30, 2005.

The asset purchase agreement did not include land and buildings owned by Diversified. Acquiror has leased 10 parcels of real estate consisting of bulk storage facilities and office space from Diversified and has an option to purchase such parcels. Acquiror has substantially completed its reviews of the property and management expects Acquiror to exercise the options to purchase these parcels within the next 12 months. As such, these properties have been reclassified to “assets available for sale” on the Balance Sheet. These leases have 5-year terms, each with an option for an additional term of 5 years, unless the option to purchase the property is exercised.

Resources used the proceeds from the sale of the propane assets to provide shareholders with a special $4.50 per share dividend, retire corporate debt and invest equity capital into its natural gas operations.

The discontinued operations presented in the income statement for the three months and six months ended March 31, 2004 reflect revenues and costs of the propane operations, net of income tax. Certain costs that represent allocations of shared costs from the Company and its subsidiaries to the propane operations were retained in the continuing operations section.

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

Revenue recognition – The Company bills natural gas customers on a monthly cycle basis; however, the billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for natural gas delivered to customers not yet billed during the accounting period. Determination of unbilled revenue relies on the use of estimates, current and historical data. The Company also accrues a provision for rate refund and/or WNA adjustment during periods in which the Company has implemented new billing rates as authorized by the corresponding state regulatory body or during periods in which weather falls outside of the weather normalization band, pending final review and authorization from the state regulatory body. The Company has recorded both an estimated refund provision and an accrual for a WNA adjustment based upon approvals from the regulatory body.

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

Asset Management

Effective November 1, 2004, Roanoke Gas Company and Bluefield Gas Company (the Companies) each entered into a new asset management agreement with a third party. Each contract is a three-year agreement with terms similar to the agreements that expired in October whereby the third party has assumed the management of the Companies’ firm transportation and storage agreements. The new contracts call for the Companies to retain ownership of their storage gas rather than having the asset manager own the gas as specified under the previous contract. As a result of the new contracts, the balance sheet at March 31, 2005 includes a line item called gas in storage that is composed of the underground storage gas previously owned by the asset manager. The gas in storage line item replaces the prepaid gas service under the prior contract, which represented the Companies’ rights to receive an equal amount of gas in the future as provided by those agreements.

Energy Costs

Natural gas commodity prices have continued to remain high and volatile throughout the current heating season. Management considers the key reason for high energy prices to be the accumulated impact of years of inconsistent regulatory policy and the continued failure of

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Congress to pass and the President to sign meaningful national energy use and resource development legislation. In the absence of such legislation, accessible natural gas reserves may continue to decline. The Company uses various hedging mechanisms including summer storage injections and financial instruments to limit weather driven volatility in energy prices. Management determined not to utilize financial hedges during the just completed winter season to the extent it has in prior years because of the unusually large spread between winter futures prices and gas prices leading up to the winter season. Given the high level of natural gas in storage on a national basis, management did not believe the winter futures prices were a reasonable basis for financial price hedging purposes.

Natural gas costs are fully recoverable under the present regulatory Purchased Gas Adjustment (PGA) mechanisms, and increases and decreases in the cost of gas are passed through to the Company’s customers.

Although rising energy prices are recoverable through the PGA mechanism for the regulated operations, high energy prices may have a negative impact on earnings through increases in bad debt expense and higher interest costs because the delay in recovering higher gas costs requires borrowing to temporarily fund receivables from customers, LNG (liquefied natural gas) and storage gas levels. The Company’s rate structure provides a level of protection against the impact that rising energy prices may have on bad debts and carrying costs of gas in storage by allowing for more timely recovery of these costs. However, the rate structure will not protect the Company from increased rate of bad debts or increases in interest rates.

Regulatory Affairs

Roanoke Gas Company placed into effect new base rates effective for service rendered on and after October 23, 2004 to provide for approximately $1,135,000 in additional annual revenues. These higher rates were subject to refund pending a final order by the Virginia SCC. In March 2005, Roanoke Gas Company reached a stipulated agreement with the SCC staff for a rate award of $856,859. Roanoke Gas received approval from an SCC Hearing Examiner to implement rates designed to collect $856,859 in additional annual non-gas revenues beginning April 1, 2005. On April 28, 2005, the SCC issued a final rate order approving the stipulated agreement. Roanoke Gas Company will begin refunding the excess revenues collected above those provided for in the rate order in June. The Company has recorded a provision for rate refund of $181,573, including interest.

In addition, Bluefield Gas Company settled its rate case with a final order from the West Virginia PSC which authorized Bluefield Gas to implement a separate carrying cost component of rates and include the gas cost component of bad debt expense as a component of gas costs to be directly recoverable through the PGA mechanism. Bluefield Gas Company filed a new application for increased rates in January 2005.

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

Capital Resources and Liquidity

Due to the capital intensive nature of Resources’ utility and energy businesses as well as the related weather sensitivity, Resources’ primary capital needs are the funding of its continuing construction program and the seasonal funding of its natural gas inventories and accounts receivable. The Company’s construction program is composed of a combination of replacing old bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of natural gas service to new customers. Total capital expenditures from continuing operations were $3,703,729 and $3,175,698 for the six-month periods ended March 31, 2005 and 2004, respectively. The Company’s total capital budget for the current year is approximately $7,070,000. It is anticipated that these costs and future capital expenditures will be funded with the combination of operating cash flow, sale of Company equity securities through the Dividend Reinvestment and Stock Purchase Plan and issuance of debt.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

		Amounts in (000’s)
Period Ended	Gas in Storage/ Prepaid Gas Service	Accounts Receivable	Total
Mar 31, 2003	$686	$14,604	$15,290
Jun 30, 2003	8,620	7,216	15,836
Sep 30, 2003	16,162	5,242	21,404
Dec 31, 2003	12,498	17,142	29,640
Mar 31, 2004	1,071	14,274	15,345
Jun 30, 2004	9,059	6,481	15,540
Sep 30, 2004	17,662	5,978	23,640
Dec 31, 2004	17,136	18,938	36,074
Mar 31, 2005	7,800	17,437	25,237

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

On March 29, 2005, the Company and Wachovia Bank renewed the Company’s line of credit agreements. The new agreements maintain the same variable interest rates based upon 30-day LIBOR and continue the five-tier level for borrowing limits to accommodate the Company’s seasonal borrowing demands. Generally, the Company’s borrowing needs are at their lowest in Spring, increase during the Summer and Fall due to gas storage purchases and construction and reach their maximum levels in Winter. The five-tier approach will keep the Company’s borrowing costs to a minimum by improving the level of utilization on its line of credit agreements and providing increased credit availability as borrowing requirements increase. Effective March 31, 2005, the Company’s total available lines of credit were set at $11,000,000. On July 16, 2005, the total available lines of credit increase to $16,000,000. On September 16, 2005, the total available lines of credit increase to $25,000,000. On November 16, 2005, the total available lines of credit increase to $26,000,000. And on February 16, 2006, the total available lines of credit decrease to $22,000,000. The line of credit agreements will expire March 31, 2006, unless extended. The Company anticipates being able to extend or replace the credit lines upon expiration. At March 31, 2005, the Company had $3,888,000 outstanding under its line of credit agreements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has $10,000,000 in current maturities of long-term debt that is due in November 2005. Management anticipates refinancing these balances upon maturity.

At March 31, 2005, the Company’s capitalization consisted of 40 percent in long-term debt and 60 percent in common equity.

Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include the following: (i) failure to earn on a consistent basis an adequate return on invested capital; (ii) increasing expenses and labor costs and labor availability; (iii) price competition from alternative fuels; (iv) volatility in the price and availability of natural gas; (v) uncertainty in the projected rate of growth of natural gas requirements in the Company’s service area; (vi) general economic conditions both locally and nationally; (vii) increases in interest rates; (viii) increased customer delinquencies and conservation efforts resulting from high fuel costs and/or colder weather; (ix) developments in electricity and natural gas deregulation and associated industry restructuring; (x) variations in winter heating degree-days from normal; (xi) changes in environmental requirements, pipeline operating requirements and cost of compliance; (xii) impact of potential increased governmental oversight and compliance costs due to the Sarbanes-Oxley law; (xiii) failure to obtain timely rate relief for increasing operating or gas costs from regulatory authorities; (xiv) inability to raise debt or equity capital on favorable terms; (xv) impact of uncertainties in the Middle East and related terrorism issues; (xvi) work stoppages associated with labor disputes; (xvii) supply curtailment or disruption due to pipeline failures; and (xviii) new accounting standards issued by the Financial Accounting Standards Board, which could change the accounting treatment for certain transactions. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast” or similar words or future or conditional verbs such as “will,” “would,” “should,” “could” or “may” are intended to identify forward-looking statements.

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

The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At March 31, 2005, the Company had $3,888,000 outstanding under its lines of credit and $2,000,000 outstanding on an intermediate-term variable rate note for Bluefield Gas. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable rate debt outstanding at March 31, 2005 would have resulted in an increase in quarterly interest expense of approximately $15,000. The Company also has an $8,000,000 intermediate term variable rate note that is currently being hedged by a fixed rate interest swap.

The Company manages the price risk associated with purchases of natural gas by using a combination of fixed price contracts, gas storage injections and derivative commodity instruments including futures, price caps, swaps and collars. During the quarter, the Company used both storage gas and derivative swap arrangements for the purpose of hedging the price of natural gas. Any cost incurred or benefit received from the derivative swap arrangement is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia SCC and the West Virginia PSC currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contract will be passed through to customers when realized. As of March 31, 2005, all natural gas derivative contracts had been settled and the Company had not entered into any new natural gas derivative instruments during the quarter.

ITEM 4 – CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005, the Company’s Chief Executive Officer and principal financial officer have concluded that these disclosure controls and procedures are effective. There has been no change during the quarter ended March 31, 2005, in the Company’s internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, this internal control over financial reporting.

Part II – Other Information

ITEM 2 – CHANGES IN SECURITIES.

Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the “Restricted Stock Plan”), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions (“restricted stock”). A participant can, subject to approval of Directors of the Company (the “Board”), elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company’s common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on section 3(a)(11) and section 4(2) exemptions under the Securities Act of 1993 (the “Act”) and will vest only in the case of the participant’s death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant’s voluntary resignation during his term on the Board or (ii) removal for cause. During the quarter ended March 31, 2005, the Company issued a total of 604.938 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

Investment Date	Price	Number of Shares
1/3/2005	$25.371	209.557
2/1/2005	$27.000	166.049
3/1/2005	$26.820	229.332

On March 1, 2005, the Company issued a total of 2,244.279 shares of its common stock as bonuses to certain employees and management personnel as rewards for performance and service. The 2,244.279 shares were not issued in a transaction constituting a “sale” within the meaning of section 2(3) of the Act.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 24, 2005, the Company held its Annual Meeting of Shareholders to elect three directors, to ratify the selection of independent auditors and to approve the Amended and Restated Stock Bonus Plan.

Shareholders elected all nominees for Class B directors as listed below to serve a three year term expiring at the Annual Meeting of Shareholders to be held in 2008.

Director	Shares For	Shares Withheld	Shares Not Voted
J. Allen Layman	1,789,859	13,600	263,464
Nancy H. Agee	1,792,973	10,486	263,464
Raymond D. Smoot, Jr.	1,795,262	8,197	263,464

Part II – Other Information

Abney S. Boxley, III, S. Frank Smith and John B. Williamson, III continue to serve as Class A directors until the Annual Meeting of Shareholders to be held in 2007. Frank T. Ellett, Maryellen F. Goodlatte and George W. Logan continue to serve as Class C directors until the Annual Meeting of Shareholders to be held in 2006.

Shareholders approved the selection by the Board of Directors of the firm Deloitte & Touche LLP as independent auditors for the fiscal year ending September 30, 2005, by the following vote.

Shares For	Shares Against	Shares Abstaining	Shares Not Voted
1,783,935	3,827	15,697	263,464

Shareholders approved the Amended and Restated Stock Bonus Plan as adopted by the Board of Directors by the following vote.

Shares For	Shares Against	Shares Abstaining	Shares Not Voted
1,080,962	82,743	23,579	879,639

ITEM 6 – EXHIBITS

Number	Description
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC Resources, Inc.

Date: May 12, 2005	By:	/s/ Howard T. Lyon
Howard T. Lyon
Vice-President, Treasurer and Controller
(Principal Financial Officer)