Form 10-K
period 2005-09-30
RGC RESOURCES INC
filed 2005-12-21
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐  No  ☒

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

Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐  No  ☒

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 30, 2005. $53,796,521

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 30, 2005
COMMON STOCK, $5 PAR VALUE	2,105,539 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the RGC Resources, Inc. 2005 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof.

Portions of the RGC Resources, Inc. Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Item 1.	Business.

Forward-Looking Statements

From time to time, RGC Resources, Inc. (the “Company” or “Resources”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These factors are described in Item 1.A below. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast” or similar words or future or conditional verbs such as “will,” “would,” “should,” “could” or “may” are intended to identify forward-looking statements.

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

Roanoke Gas was organized as a public service corporation under the laws of the Commonwealth of Virginia in 1912. The principal service of Roanoke Gas was, and continues to be, the distribution and sale of natural gas. Commencing in 1972, the distribution and sale of propane gas was added to Roanoke Gas’ line of business. The propane business was transferred to Diversified in January 1979. Diversified, which was not a public utility, distributed and sold propane in Southwestern Virginia and Southern West Virginia.

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

On January 6, 2000, RGC Ventures, Inc. (“RGC Ventures”), a newly created subsidiary of Resources, was merged with Cox Heating and Cooling, Inc., headquartered in Beckley, West Virginia. Cox Heating and Cooling, Inc. provided sales, installation and service for heating, ventilation, and air conditioning equipment in West Virginia with offices in Beckley and Lewisburg, West Virginia. The new organization operated as a division of RGC Ventures and conducted business as Highland Heating and Cooling (“Highland Heating”).

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

On July 12, 2004, Resources sold the propane assets of its subsidiary, Diversified, d/b/a Highland Propane Company, for approximately $28,500,000 in cash to Inergy Propane, LLC. The sale of assets encompassed nearly all of the propane plant assets, including the name “Highland Propane,” customer accounts receivable, propane gas inventory and inventory of propane related materials. Resources realized an after tax gain of approximately $9,500,000 on the sale of assets.

On June 26, 2005, Resources sold the remaining 10 parcels of property owned by Diversified to Inergy Propane, LLC for approximately $750,000. Resources realized a pre-tax gain of approximately $153,000 on the sale of property.

Services

Resources maintains an integrated natural gas distribution system. Natural gas is purchased from suppliers and distributed to residential, commercial and large industrial users through underground mains and services. Approximately 90.3 percent of the Company’s customers are residential, approximately 9.6 percent are commercial users, and the remaining percentage is made up of large industrial and transportation customers, who received approximately 32 percent of the Company’s total annual delivered volume in 2005 under the Company’s interruptible tariff and transportation gas services.

Resources’ natural gas distribution business accounted for approximately 82 percent, 81 percent, and 85 percent of the total revenues, excluding discontinued operations, generated by the Company in fiscal years 2005, 2004 and 2003, respectively. Increases or decreases in the cost of natural gas are passed on to customers through the purchased gas adjustment mechanism. Therefore, the Company’s revenues are impacted by changes in gas costs as well as by changes in volume due to weather and economic conditions. Furthermore, higher gas costs, which the Company is able to pass through to customers, may cause customers to conserve or, in the case of industrial customers, to use alternative energy sources.

The Company’s retail sales are seasonal and temperature-sensitive as the majority of the gas sold by Resources is used for heating. For the fiscal year ended September 30, 2005, approximately 55 percent of the Company’s total decatherms (“DTH”) of natural gas sales were made in the four-month period of December through March. Total natural gas deliveries were 11,452,388 DTH, 11,903,920 DTH and 12,041,193 DTH in fiscal years 2005, 2004 and 2003, respectively. The Company’s actual heating degree days in fiscal 2005 were approximately 90 percent of normal, as compared with approximately 93 percent and 103 percent of normal in fiscal years 2004 and 2003, respectively.

Suppliers

Roanoke Gas Company and Bluefield Gas Company are each served by multiple interstate and intrastate pipelines. Roanoke Gas is served by Columbia Gas Transmission Corporation and Columbia Gulf Transmission Corporation (together “Columbia”), and East Tennessee Natural Gas Company, Tennessee Gas Pipeline, Midwestern Gas Transmission and Virginia Gas Pipeline Company. Bluefield Gas is served by Columbia and Abbs Valley Pipeline. Columbia historically has delivered approximately 60 percent of Roanoke Gas’ gas supply and 80 percent of Bluefield Gas’ gas supply, while the other pipelines deliver the balance of each companies’ requirements. The rates paid for natural gas transportation and storage services purchased from the interstate pipeline companies are established by tariffs approved by FERC. These tariffs contain flexible pricing provisions, which, in some instances, authorize these transporters to reduce rates and charges to meet price competition.

The Company currently uses long-term (multi-year) contracts to meet its system requirements. The Company’s current suppliers include Sequent Energy and Phoenix Energy Sales Company. The Company expects its firm supply agreements will be sufficient to supply the total system requirements during the period October 1, 2005 through September 30, 2006.

The Company uses summer storage programs to supplement gas supply requirements during the winter months. The Company injects summer gas into its liquefied natural gas storage facility, which is capable of storing up to 220,000 DTH for use during peak demand winter periods. In addition, the Company has contracted for storage reserves from Columbia, Tennessee Gas Pipeline and Virginia Gas Pipeline Company with a combined total of more than three million decatherms of storage capacity. Prior to November 1, 2004, the Company prepaid a portion of its winter requirements under the asset management agreement with a third party under the classification of prepaid gas service. Prepaid gas service represented the Company’s right to receive gas in the future from the asset manager. Effective November 1, 2004, Roanoke Gas and Bluefield Gas each entered into a new asset management contract with a different third party. Each new contract is a three-year agreement with similar terms to the expired contract with a key difference being that the Company maintains title to gas in storage. Under the new contract, the balance in prepaid gas service was converted to storage gas inventory with title and ownership maintained by Roanoke Gas and Bluefield Gas.

Having multiple pipelines at each location, a liquified natural gas facility for peak shaving purposes and a number of underground storage options, the Company believes that it is well positioned to provide adequate gas supply for future customer growth.

Competition

Resources competes with suppliers of other energy sources such as fuel oil, electricity, propane and coal. Competition can be intense among the other energy sources and can be based primarily on price. This is particularly true for industrial applications where sales are at risk to price competition in markets, which may swing to other fuels, depending upon environmental regulation restriction on fuel usage.

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

Bluefield Gas holds the only franchise to distribute natural gas in its West Virginia service area. This franchise expires August 23, 2009.

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

Employees

At September 30, 2005, Resources had 137 full-time employees. As of that date, 41 employees, or 30 percent of the Company’s full-time employees, belonged to the Paper, Allied-Industrial, Chemical and Energy Workers International Union, AFL-CIO Local No. 2-515. Roanoke Gas Company currently has 34 of the unionized employees who are currently covered under a collective bargaining agreement with Resources. The union has been in place at the Company since 1952. The Roanoke Gas collective bargaining agreement will expire on July 31, 2010. Bluefield Gas Company currently has 7 unionized employees who are currently covered under a separate bargaining agreement. The Bluefield Gas collective bargaining agreement will expire on July 4, 2007. Management maintains an amicable relationship with the union.

Item 1A.	Risk Factors.

The Company is exposed to various risks and uncertainties that may affect the operations, performance, development and results of the Company’s business including the following: (i) failure to earn on a consistent basis an adequate return on invested capital; (ii) increasing expenses and labor costs and labor availability; (iii) price competition from alternative fuels; (iv) volatility in the price and availability of natural gas; (v) uncertainty in the projected rate of growth of natural gas requirements in the Company’s service area; (vi) general economic conditions both locally and nationally; (vii) increases in interest rates; (viii) increased customer delinquencies and conservation efforts resulting from high fuel costs and/or colder weather; (ix) developments in electricity and natural gas deregulation and associated industry restructuring; (x) variations in winter heating degree-days from normal; (xi) changes in environmental requirements, pipeline operating requirements and cost of compliance; (xii) impact of potential increased governmental oversight and compliance costs due the Sarbanes-Oxley law; (xiii) failure to obtain timely rate relief for increasing operation or gas costs from regulatory authorities; (xiv) ability to raise debt or equity capital; (xv) impact of uncertainties in the Middle East and related terrorism issues, and (xvi) new accounting standards issued by the Financial Accounting Standards Board, which could change the accounting treatment for certain transactions.

The most significant risk factors include the following:

High natural gas prices:

The combination of the damage to natural gas production and transportation facilities attributable to recent hurricanes and increasing demands for natural gas for electric generation have resulted in a significant rise in natural gas prices. If natural gas prices remain at these unprecedented levels, the Company may encounter a more than proportionate increase in bad debts and sales volume reductions attributable to conservation or customers converting to other energy or heating fuels.

Warm winter weather:

The Company’s business is seasonal in nature and relies upon the sale of natural gas primarily as a heating fuel. In addition, the Company’s non-gas margin rates are established based upon projected sales assuming weather utilizing a trailing 30-year period. In years where winter weather is warmer than the trailing 30 year period, the demand for natural gas as a heating fuel declines resulting in reduced sales and lower margins. The risk of warm winter weather has been partially mitigated due to the inclusion of a weather normalization adjustment (“WNA”) factor as part of Roanoke Gas Company’s rate structure. The WNA operates based on a weather occurrence band around the most recent 30-year temperature average. The weather band provides approximately a 6 percent range around normal weather, whereby if the number of heating-degree days fall within approximately 6 percent above or below the 30-year average, no adjustments are made. However, if the number of heating degree-days were more than 6 percent below the 30-year average, the Company would add a surcharge to firm customer bills (those customers not subject to service interruption) equal to the equivalent margin lost below the approximate 6 percent deficiency. Likewise, if the number of heating-degree days were more than 6 percent above the 30-year average, the Company would credit firm customer bills equal to the excess margin realized above the 6 percent heating degree-days. The measurement period in determining the weather band extends from April through March with any adjustment to be made to customer bills in late spring.

Item 2.	Properties.

The property contained within the “Utility Plant” designation on the Company’s consolidated balance sheet consists of intangible plant, storage plant, transmission plant, distribution plant and general plant as categorized by natural gas utilities. Transmission and distribution plant represent almost 87% of the total investment in plant. The Company has approximately 1,140 miles of transmission and distribution pipeline to serve the Company’s 59,000 customers in the Company’s service territories. All “Utility Plant” is owned by either Roanoke Gas or Bluefield Gas.

Roanoke Gas owns and operates six metering stations through which it measures and regulates the gas being delivered by its suppliers. Roanoke Gas also owns two metering stations located on property owned by East Tennessee Natural Gas Company. These stations are located and various points throughout the Company’s distribution system.

Located in Botetourt County is a liquefied natural gas storage facility that has the capacity to hold 220,000 DTH of natural.

Roanoke Gas’ general and business offices and the maintenance and service departments are located in Roanoke, Virginia on land along Kimball Avenue.

Bluefield Gas’ operations center and warehouse is located at 4699 East Cumberland Road. Bluefield owns a lot at 800 Pulaski Street, Bluefield, West Virginia. In addition, Bluefield owns two lots in the City of Bluefield, West Virginia, upon which its high pressure regulator stations are located.

The Company considers its present properties adequate. The Company intends to construct additional distribution lines as customer growth and pipeline replacement needs warrant.

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended September 30, 2005.

Item	Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 30, 2006.

The names, ages and positions of all of the executive officers of RGC Resources, Inc. as of September 30, 2005, are listed below with their business experience for the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Previous and present duties and responsibilities:

Name and Age	Position and Business Experience for Past Five Years

John B. Williamson, III, 51	January 2002 to present	President, CEO & Chairman

	July 1999 to January 2002	President & CEO

	February 1998 to July 1999	President & CEO – Roanoke Gas

	January 1993 to January 1998	Vice President – Rates and Finance – Roanoke Gas

John S. D’Orazio, 45	January 2003 to present	Vice President & COO – Roanoke Gas Company

	April 2002 to January 2003	Vice President – Marketing and Customer Service – Roanoke Gas

	August 1999 to March 2002	President & COO – Diversified Energy Company

	February 1998 to July 1999	Vice President – Marketing & New Construction – Roanoke Gas

	June 1995 to January 1998	Director – Marketing & New Construction – Roanoke Gas

Dale P. Moore, 50	January 2002 to present	Vice President & Secretary

	January 2001 to January 2002	Vice President & Assistant Secretary

	July 1999 to January 2001	Assistant Vice President & Assistant Secretary

	May 1998 to July 1999	Director – Rates and Regulatory Affairs – Roanoke Gas

Name and Age	Position and Business Experience for Past Five Years
Howard T. Lyon, 44	January 2003 to present	Vice President, Treasurer & Controller

	January 2002 to January 2003	Controller & Treasurer

	July 1999 to January 2002	Controller & Assistant Treasurer

	December 1987 to July 1999	Controller – Roanoke Gas

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

The information set forth under the caption “Market Price and Dividend Information” in the 2005 Annual Report to Shareholders is incorporated herein by reference. As of November 30, 2005, there were approximately 1,631 holders of record of the Company’s common stock. This number does not include all beneficial owners of common stock who hold their shares in “street name.”

A summary of the Company’s equity compensation plans follows:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	46,000	19.545	63,476

Equity compensation plans not approved by security holders	—	—	—

Total	46,000		63,476

Item 6.	Selected Financial Data.

The information set forth under the caption “Selected Financial Data” in the 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk” in the 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of the registrant and the Independent Auditors’ Report included in the 2005 Annual Report to Shareholders are incorporated herein by reference:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of September 30, 2005 and 2004

3.	Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2005, 2004 and 2003

4.	Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2005, 2004 and 2003

5.	Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003

6.	Notes to Consolidated Financial Statements for the years ended September 30, 2005, 2004 and 2003

A financial statement schedule regarding valuation and qualifying accounts is included under Item 15 of Part IV below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of September 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes during the quarter ended September 30, 2005 in the Company’s internal control over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, this internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” at the end of Part I of this report. For information with respect to the directors and nominees and the audit committee financial expert of the registrant, see “Election of Directors of Resources” and “Audit Committee”, respectively, in the Proxy Statement for the 2005 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2006 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

The Company has adopted a Code of Ethics applicable to all of its officers, directors and employees. The Company has posted the text of its Code of Ethics on its Internet website at www.rgcresources.com.

Item 11.	Executive Compensation.

The information set forth under the captions “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Performance Graph” in the Proxy Statement for the 2006 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information pertaining to shareholders beneficially owning more than five percent of the registrant’s common stock and the security ownership of management, which is set forth under the captions “Annual Meeting of Shareholders” and “Security Ownership of Management” in the Proxy Statement for the 2006 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

The information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement for the 2006 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

The information with respect to certain transactions with management of the registrant, which is set forth under the caption “Transactions with Management” in the Proxy Statement for the 2006 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement for the 2006 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

1.	Financial statements filed as part of this report:

All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

2.	Financial statement schedules:

All schedules are omitted with the exception of the valuation and qualifying accounts, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RGC Resources, Inc.

We have audited the consolidated financial statements of RGC Resources, Inc. and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and for each of the three years in the period ended September 30, 2005, and have issued our report thereon dated December 15, 2005 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the sale of the assets of its subsidiary, Diversified Energy Company, d/b/a Highland Propane Company, described in Note 2); such financial statements and report are included in your 2005 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina December 15, 2005

RGC Resources, Inc.

Valuation and Qualifying Accounts

For the Years Ended September 30, 2005, 2004 and 2003

			Additions
Description	Year	Beginning Balance	Charged to Expense	Charged to Other Accounts	Deductions	Ending Balance
Allowance for Doubtful Accounts
	2003	42,767	574,871	282,446	(736,184)	163,900
	2004	163,900	486,949	289,179	(901,503)	38,525
	2005	38,525	685,388	340,185	(780,090)	284,008
Accrued Medical Self-Insurance
	2003	267,076	966,533	—	(785,041)	448,568
	2004	448,568	829,199	—	(936,833)	340,934
	2005	340,934	(39,231)	—	(281,703)	20,000
Other
	2003	20,000	7,000	—	—	27,000
	2004	27,000	58,000	—	—	85,000
	2005	85,000	37,100	—	(38,226)	83,874

3.	Exhibits to this Form 10-K are as follows:

Exhibit No.	Description

2(a)	Amended and Restated Agreement and Plan of Merger and Reorganization (incorporated by reference to Exhibit 2 to Form 8-K filed on July 2, 1999)

2(b)	Asset Purchase Agreement, dated July 12, 2004, by and among Diversified Energy Company d/b/a Highland Propane Company, RGC Resources, Inc. and Inergy Propane, LLC (incorporated herein by reference to the exhibit filed with the Form 8-K dated July 27, 2004)

3(a)	Articles of Incorporation of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

3(b)	Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4(a)	Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4(b)	Article I of the Bylaws of RGC Resources (included in Exhibit 3(b) hereto)

4(c)	Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (SEC file number reference 0-367))

4(d)	RGC Resources, Inc., Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 4 (c) to Registration Statement No. 333-106065 on Form S-2 filed as of June 12, 2003)

10(a)	Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(b)	NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(c)	FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(h)(h)(h) of the Quarterly Report Form 10-Q for the period ended December 31, 2004)

10(d)	FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(i)(i)(i) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(e)	SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(f)	FTS-1 Service Agreement between Columbia Gulf Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Quarterly Report on Form 10-Q for period ended December 31, 2004)

10(g)	ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(h)	Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(i)	Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(j)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(k)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(l)	Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(m)	Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(n)	Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(o)	Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(p)	Certificate of Public Convenience and Necessity for Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(q)	Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(r)	Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(s)	Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit 10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(t)	Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10(u)	Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10(v)	Contract between Roanoke Gas Company and Diversified Energy Services, Inc. dated December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(w)	Service Agreement between Bluefield Gas Company and Commonwealth Public Service Corporation dated January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(x)	Gas Storage Contract under rate schedule FS (Market Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(y)	FTS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(l)(l)(l) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(z)	FSS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(m)(m)(m) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(a)(a)	SST Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(n)(n)(n) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(b)(b)	FTS-1 Service Agreement between Columbia Gulf Transmission Corporation and Bluefield Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(o)(o)(o) of the Quarterly Report on Form 10-Q for the fiscal year ended December 31, 2004)

10(c)(c)*	RGC Resources Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999)

10(d)(d)*	RGC Resources, Inc. Amended and Restated Stock Bonus Plan (incorporated herein by reference to Registration Statement No. 333-122746 on Form S-8, filed with the Commission on February 11, 2005)

10(e)(e)	Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(f)(f)	Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(g)(g)	Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(h)(h)*	RGC Resources, Inc. Restricted Stock Plan for Outside Directors (incorporated herein by reference to Exhibit 10(r)(r) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999 SEC file reference number 0-367)

10(i)(i)	FTA Gas Transportation Agreement effective November 1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(j)(j)	SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(k)(k)	FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(l)(l)	FTS Service Agreement effective November 1, 1999, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file reference number 0-367))

10(m)(m)	Firm Storage Service Agreement effective March 19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(n)(n)	FTS-2 Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(p)(p)(p) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(o)(o)	Firm Transportation Agreement effective December 31, 1998, between Phoenix Energy Sales Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(y)(y) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(p)(p)*	Change in Control Agreement between John B. Williamson, III and RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q/A for the period ended March 31, 2001)

10(q)(q)*	Change in Control Agreement between John S. D’Orazio and RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10(r)(r)	Firm Storage Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10(s)(s)	Firm Pipeline Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10(t)(t)	ISDA Master Agreement by and between SunTrust Bank and Roanoke Gas Company dated October 7, 2002 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(u)(u)	Unconditional Unlimited Guaranty by and between RGC Resources, Inc. and SunTrust Bank dated November 15, 2002 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(v)(v)	Loan Agreement by and between Roanoke Gas Company, SunTrust Bank and RGC Resources dated November 22, 2002 (incorporated herein by reference to Exhibit 10(l)(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(w)(w)	Commercial Note by and between SunTrust Bank and Roanoke Gas Company dated November 22, 2002 (incorporated herein by reference to Exhibit 10(m)(m)(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(x)(x)*	Change in Control Agreement by and between RGC Resources, Inc. and Howard T. Lyon dated May 1, 2005 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed May 2, 2005)

10(y)(y)*	Change in Control Agreement by and between RGC Resources, Inc. and Dale P. Moore dated May 1, 2005 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed May 2, 2005)

10(z)(z)	Loan agreement by and between Bank of America, N.A. and Bluefield Gas Company dated September 26, 2003 (incorporated by reference to Exhibit 10(m)(m)(m) of the Quarterly Report on Form 10-Q for the period ended December 31, 2003)

10(a)(a)(a)	Promissory note by and between Bank of America, N.A. and Bluefield Gas Company dated September 26, 2003 (incorporated by reference to Exhibit 10(n)(n)(n) of the Quarterly Report on Form 10-Q for the period ended December 31, 2003)

10(b)(b)(b)	Unconditional guaranty by and between RGC Resources, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10(o)(o)(o) of the Quarterly Report on Form 10-Q for the period ended December 31, 2003)

10(c)(c)(c)	Modification Number Two to Promissory Note by and between RGC Resources, Inc. and Wachovia Bank, National Association, in the amount of $1,000,000 dated March 29, 2005 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 31, 2005)

10(d)(d)(d)	Promissory Note by and between Roanoke Gas Company and Wachovia Bank, National Association, in the amount of $20,000,000 dated March 29, 2005 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 31, 2005)

10(e)(e)(e)	Promissory Note by and between Bluefield Gas Company and Wachovia Bank, National Association, in the amount of $5,000,000 dated March 29, 2005 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed March 31, 2005)

10(f)(f)(f)	Promissory Note by and between Diversified Energy Company and Wachovia Bank, National Association, in the amount of $3,000,000 dated September 9, 2005 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed September 9, 2005)

10(g)(g)(g)	Unconditional guaranty by RGC Resources, Inc. in favor of Wachovia Bank, National Association, dated September 9, 2005 (incorporated by reference to Exhibit 10.2 on Form 8-K as filed September 9, 2005)

10(h)(h)(h)	FTS-2 Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(q)(q)(q) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(i)(i)(i)	Natural Gas Asset Management Agreement by and between Roanoke Gas Company and Sequent Energy Management , L.P. dated November 1, 2004 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed November 9, 2004)

10(j)(j)(j)	Natural Gas Asset Management Agreement by and between Bluefied Gas Company and Sequent Energy Management , L.P. dated November 1, 2004 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed November 9, 2004)

10(k)(k)(k)	Promissory Note in the original principal amount of $15,000,000 by and between Roanoke Gas Company and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed December 2, 2005)

10(l)(l)(l)	Loan Agreement by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.2 on Form 8-K as filed December 2, 2005)

10(m)(m)(m)	Unconditional Guaranty by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed December 2, 2005)

10(n)(n)(n)	Commercial Note in the original principal amount of $2,000,000 by and between Bluefield Gas Company and SunTrust Bank, dated as of November 25, 2005 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed December 5, 2005)

10(o)(o)(o)	Loan Agreement by and among Bluefield Gas Company, RGC Resources, Inc. and SunTrust Bank, dated as of November 25, 2005 (incorporated by reference to Exhibit 10.2 on Form 8-K as filed December 5, 2005)

10(p)(p)(p)	Unconditional Guaranty by RGC Resources, Inc. in favor of SunTrust Bank, dated as of November 25, 2005 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed December 5, 2005)

13	2005 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21	Subsidiaries of the Company

23	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RGC RESOURCES, INC.

By:	/s/ HOWARD T. LYON	December 20, 2005
	Howard T. Lyon	Date
Vice President, Treasurer and Controller (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN B. WILLIAMSON, III John B. Williamson, III	December 20, 2005 Date	Chairman of the Board, President and Chief Executive Officer

/s/ HOWARD T. LYON Howard T. Lyon	December 20, 2005 Date	Vice President, Treasurer and Controller (Principal Financial Officer)

/s/ NANCY H. AGEE Nancy H. Agee	December 20, 2005 Date	Director

/s/ ABNEY S. BOXLEY, III Abney S. Boxley, III	December 20, 2005 Date	Director

/s/ FRANK T. ELLETT Frank T. Ellett	December 20, 2005 Date	Director

/s/ MARYELLEN F. GOODLATTE Maryellen F. Goodlatte	December 20, 2005 Date	Director

/s/ J. ALLEN LAYMAN J. Allen Layman	December 20, 2005 Date	Director

/s/ GEORGE W. LOGAN George W. Logan	December 20, 2005 Date	Director

/s/ S. FRANK SMITH S. Frank Smith	December 20, 2005 Date	Director

/s/ RAYMOND D. SMOOT, JR. Raymond D. Smoot, Jr.	December 20, 2005 Date	Director

EXHIBIT INDEX

Exhibit No.	Description

2(a)	Amended and Restated Agreement and Plan of Merger and Reorganization (incorporated by reference to Exhibit 2 to Form 8-K filed on July 2, 1999)

2(b)	Asset Purchase Agreement, dated July 12, 2004, by and among Diversified Energy Company d/b/a Highland Propane Company, RGC Resources, Inc. and Inergy Propane, LLC (incorporated herein by reference to the exhibit filed with the Form 8-K dated July 27, 2004)

3(a)	Articles of Incorporation of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

3(b)	Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4(a)	Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4(b)	Article I of the Bylaws of RGC Resources (included in Exhibit 3(b) hereto)

4(c)	Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (SEC file number reference 0-367))

4(d)	RGC Resources, Inc., Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 4 (c) to Registration Statement No. 333-106065 on Form S-2 filed as of June 12, 2003)

10(a)	Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(b)	NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(c)	FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(h)(h)(h) of the Quarterly Report Form 10-Q for the period ended December 31, 2004)

10(d)	FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(i)(i)(i) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(e)	SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(f)	FTS-1 Service Agreement between Columbia Gulf Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Quarterly Report on Form 10-Q for period ended December 31, 2004)

10(g)	ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(h)	Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(i)	Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(j)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(k)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(l)	Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(m)	Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(n)	Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(o)	Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(p)	Certificate of Public Convenience and Necessity for Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(q)	Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(r)	Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(s)	Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit 10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(t)	Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10(u)	Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10(v)	Contract between Roanoke Gas Company and Diversified Energy Services, Inc. dated December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(w)	Service Agreement between Bluefield Gas Company and Commonwealth Public Service Corporation dated January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(x)	Gas Storage Contract under rate schedule FS (Market Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(y)	FTS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(l)(l)(l) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(z)	FSS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(m)(m)(m) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(a)(a)	SST Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(n)(n)(n) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(b)(b)	FTS-1 Service Agreement between Columbia Gulf Transmission Corporation and Bluefield Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(o)(o)(o) of the Quarterly Report on Form 10-Q for the fiscal year ended December 31, 2004)

10(c)(c)*	RGC Resources Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999)

10(d)(d)*	RGC Resources, Inc. Amended and Restated Stock Bonus Plan (incorporated herein by reference to Registration Statement No. 333-122746 on Form S-8, filed with the Commission on February 11, 2005)

10(e)(e)	Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(f)(f)	Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(g)(g)	Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(h)(h)*	RGC Resources, Inc. Restricted Stock Plan for Outside Directors (incorporated herein by reference to Exhibit 10(r)(r) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999 SEC file reference number 0-367)

10(i)(i)	FTA Gas Transportation Agreement effective November 1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(j)(j)	SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(k)(k)	FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(l)(l)	FTS Service Agreement effective November 1, 1999, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file reference number 0-367))

10(m)(m)	Firm Storage Service Agreement effective March 19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(n)(n)	FTS-2 Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(p)(p)(p) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(o)(o)	Firm Transportation Agreement effective December 31, 1998, between Phoenix Energy Sales Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(y)(y) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(p)(p)*	Change in Control Agreement between John B. Williamson, III and RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q/A for the period ended March 31, 2001)

10(q)(q)*	Change in Control Agreement between John S. D’Orazio and RGC Resources, Inc. dated March 1, 2001 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended March 31, 2001)

10(r)(r)	Firm Storage Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10(s)(s)	Firm Pipeline Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10(t)(t)	ISDA Master Agreement by and between SunTrust Bank and Roanoke Gas Company dated October 7, 2002 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(u)(u)	Unconditional Unlimited Guaranty by and between RGC Resources, Inc. and SunTrust Bank dated November 15, 2002 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(v)(v)	Loan Agreement by and between Roanoke Gas Company, SunTrust Bank and RGC Resources dated November 22, 2002 (incorporated herein by reference to Exhibit 10(l)(l)(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(w)(w)	Commercial Note by and between SunTrust Bank and Roanoke Gas Company dated November 22, 2002 (incorporated herein by reference to Exhibit 10(m)(m)(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(x)(x)*	Change in Control Agreement by and between RGC Resources, Inc. and Howard T. Lyon dated May 1, 2005 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed May 2, 2005)

10(y)(y)*	Change in Control Agreement by and between RGC Resources, Inc. and Dale P. Moore dated May 1, 2005 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed May 2, 2005)

10(z)(z)	Loan agreement by and between Bank of America, N.A. and Bluefield Gas Company dated September 26, 2003 (incorporated by reference to Exhibit 10(m)(m)(m) of the Quarterly Report on Form 10-Q for the period ended December 31, 2003)

10(a)(a)(a)	Promissory note by and between Bank of America, N.A. and Bluefield Gas Company dated September 26, 2003 (incorporated by reference to Exhibit 10(n)(n)(n) of the Quarterly Report on Form 10-Q for the period ended December 31, 2003)

10(b)(b)(b)	Unconditional guaranty by and between RGC Resources, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10(o)(o)(o) of the Quarterly Report on Form 10-Q for the period ended December 31, 2003)

10(c)(c)(c)	Modification Number Two to Promissory Note by and between RGC Resources, Inc. and Wachovia Bank, National Association, in the amount of $1,000,000 dated March 29, 2005 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 31, 2005)

10(d)(d)(d)	Promissory Note by and between Roanoke Gas Company and Wachovia Bank, National Association, in the amount of $20,000,000 dated March 29, 2005 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 31, 2005)

10(e)(e)(e)	Promissory Note by and between Bluefield Gas Company and Wachovia Bank, National Association, in the amount of $5,000,000 dated March 29, 2005 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed March 31, 2005)

10(f)(f)(f)	Promissory Note by and between Diversified Energy Company and Wachovia Bank, National Association, in the amount of $3,000,000 dated September 9, 2005 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed September 9, 2005)

10(g)(g)(g)	Unconditional guaranty by RGC Resources, Inc. in favor of Wachovia Bank, National Association, dated September 9, 2005 (incorporated by reference to Exhibit 10.2 on Form 8-K as filed September 9, 2005)

10(h)(h)(h)	FTS-2 Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(q)(q)(q) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(i)(i)(i)	Natural Gas Asset Management Agreement by and between Roanoke Gas Company and Sequent Energy Management , L.P. dated November 1, 2004 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed November 9, 2004)

10(j)(j)(j)	Natural Gas Asset Management Agreement by and between Bluefied Gas Company and Sequent Energy Management , L.P. dated November 1, 2004 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed November 9, 2004)

10(k)(k)(k)	Promissory Note in the original principal amount of $15,000,000 by and between Roanoke Gas Company and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed December 2, 2005)

10(l)(l)(l)	Loan Agreement by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.2 on Form 8-K as filed December 2, 2005)

10(m)(m)(m)	Unconditional Guaranty by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed December 2, 2005)

10(n)(n)(n)	Commercial Note in the original principal amount of $2,000,000 by and between Bluefield Gas Company and SunTrust Bank, dated as of November 25, 2005 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed December 5, 2005)

10(o)(o)(o)	Loan Agreement by and among Bluefield Gas Company, RGC Resources, Inc. and SunTrust Bank, dated as of November 25, 2005 (incorporated by reference to Exhibit 10.2 on Form 8-K as filed December 5, 2005)

10(p)(p)(p)	Unconditional Guaranty by RGC Resources, Inc. in favor of SunTrust Bank, dated as of November 25, 2005 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed December 5, 2005)

13	2005 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21	Subsidiaries of the Company

23	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Management contract or compensatory plan or agreement.