Form 10-Q
period 2005-12-31
RGC RESOURCES INC
filed 2006-02-14
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerarted-filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐                    Accelerated filer    ☐                    Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Class	Outstanding at December 31, 2005
Common Stock, $5 Par Value	2,106,741

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2005	September 30, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$1,862,379	$1,349,518
Accounts receivable - (less allowance for uncollectibles of $519,672 and and $284,008, respectively)	28,928,161	7,441,761
Materials and supplies	715,826	701,100
Gas in storage	20,914,337	23,464,537
Prepaid income taxes	1,350,502	883,617
Deferred income taxes	1,315,949	2,533,770
Under-recovery of gas costs	3,661,905	2,248,410
Fair value of marked-to-market transactions	107,750	13,606
Other	1,051,058	412,236

Total current assets	59,907,867	39,048,555

Utility Property:
In service	109,142,725	107,663,713
Accumulated depreciation and amortization	(36,029,435)	(35,341,798)

In service, net	73,113,290	72,321,915
Construction work in progress	1,737,825	1,774,804

Utility Plant, Net	74,851,115	74,096,719

Nonutility Property:
Nonutility property	22,762	22,762
Accumulated depreciation and amortization	(17,963)	(17,116)

Nonutility property, net	4,799	5,646

Other assets	555,729	412,496

Total Assets	$135,319,510	$113,563,416

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2005	September 30, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Borrowings under lines of credit	$23,158,000	$7,662,000
Dividends payable	632,363	619,532
Accounts payable	23,824,478	19,131,418
Customer deposits	1,206,622	991,864
Accrued expenses	4,099,189	4,305,766
Refunds from suppliers - due customers	4,209	4,954
Fair value of marked to market transactions	146,410	—

Total current liabilities	53,071,271	32,715,534

Long-term Debt, Excluding Current Maturities	30,000,000	30,000,000

Deferred Credits and Other Liabilities:
Asset retirement obligations	7,198,407	6,967,622
Deferred income taxes	5,659,142	5,524,841
Deferred investment tax credits	189,992	198,062

Total deferred credits and other liabilities	13,047,541	12,690,525

Stockholders’ Equity:
Common stock, $5 par value; authorized, 10,000,000 shares; issued and outstanding 2,106,741 and 2,098,935 shares, respectively	10,533,705	10,494,675
Preferred stock, no par, authorized, 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	13,882,454	13,720,348
Retained earnings	15,142,624	14,322,805
Accumulated other comprehensive loss	(358,085)	(380,471)

Total stockholders’ equity	39,200,698	38,157,357

Total Liabilities and Stockholders’ Equity	$135,319,510	$113,563,416

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004

UNAUDITED

	Three Months Ended December 31,
	2005	2004
Operating Revenues:
Gas utilities	$43,727,916	$28,931,905
Energy marketing	8,844,642	5,454,725
Other	191,441	265,722

Total operating revenues	52,763,999	34,652,352

Cost of Sales:
Gas utilities	36,088,299	21,929,127
Energy marketing	8,723,262	5,255,026
Other	89,074	170,182

Total cost of sales	44,900,635	27,354,335

Gross Margin	7,863,364	7,298,017

Other Operating Expenses:
Operations	2,925,411	2,443,329
Maintenance	392,417	322,749
General taxes	454,723	381,652
Depreciation and amortization	1,066,967	1,021,429

Total other operating expenses	4,839,518	4,169,159

Operating Income	3,023,846	3,128,858
Other Expenses (Income), net	5,527	(33,700)
Interest Expense	668,787	544,718

Income from Continuing Operations Before Income Taxes	2,349,532	2,617,840
Income Tax Expense from Continuing Operations	897,350	1,000,554

Income from Continuing Operations	1,452,182	1,617,286

Discontinued operations:
Income from discontinued operations, net of income taxes of $5,013	—	8,109

Net Income	$1,452,182	$1,625,395

Basic Earnings Per Common Share:
Income from continuing operations	$0.69	$0.79
Discontinued operations	—	—

Net income	$0.69	$0.79

Diluted Earnings Per Common Share:
Income from continuing operations	$0.69	$0.78
Discontinued operations	—	—

Net income	$0.69	$0.78

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004

UNAUDITED

	Three Months Ended December 31,
	2005	2004
Net Income	$1,452,182	$1,625,395
Reclassification of loss transferred to net income	112	14,495
Minimum pension liability	121,660	—
Unrealized (loss) gain on cash flow hedges	(99,386)	17,925

Other comprehensive income (loss), net of tax	22,386	32,420

Comprehensive Income	$1,474,568	$1,657,815

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS

ENDED DECEMBER 31, 2005 AND 2004

UNAUDITED

	Three Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$1,452,182	$1,617,286
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,127,163	1,095,058
Cost of removal of utility plant, net	(46,177)	(75,442)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(15,494,161)	(5,921,841)

Net cash used in continuing operating activities	(12,960,993)	(3,284,939)
Net cash provided by discontinued operations	—	8,109

Net cash used in operating activities	(12,960,993)	(3,276,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(1,603,750)	(2,054,243)
Proceeds from disposal of utility and nonutility property	—	35,979

Net cash used in investing activities	(1,603,750)	(2,018,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	17,000,000	—
Retirement of long-term debt and capital leases	(13,000,000)	(8,464)
Net borrowings under line-of-credit agreements	11,496,000	5,136,000
Proceeds from issuance of common stock	201,136	41,176
Cash dividends paid	(619,532)	(9,903,996)

Net cash provided by (used in) financing activities	15,077,604	(4,735,284)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	512,861	(10,030,378)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,349,518	14,452,677

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,862,379	$4,422,299

SUPPLEMENTAL INFORMATION:
Cash paid (received) during the year for:
Interest	$598,160	$639,693
Income taxes net of refunds	33,576	(1,932)

See notes to condensed consolidated financial statements.

6

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

1.	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly RGC Resources, Inc.’s financial position as of December 31, 2005 and the results of its operations and its cash flows for the three months ended December 31, 2005 and 2004. Because of seasonal and other factors, including the price of natural gas, the results of operations for the three months ended December 31, 2005 are not indicative of the results to be expected for the fiscal year ending September 30, 2006. Quarterly earnings are affected by the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.

2.	The condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes thereto. The condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K.

3.	Certain reclassifications were made to prior year financial statements to place them on a basis consistent with current year presentation with regard to discontinued operations.

4.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.	In November 2005, Roanoke Gas Company and Bluefield Gas Company each entered into agreements to refinance maturing debt. Roanoke Gas Company entered into an unsecured 5-year variable rate note with provision for annual renewals thereafter in the amount of $15,000,000. The proceeds of this note were used to refinance the $8,000,000 unsecured note due November 30, 2005 and $4,000,000 in outstanding line-of-credit balance. The remainder of the proceeds were used to call the $3,000,000 collateralized term debenture due in 2016 including a call premium of $206,250. The Company applied the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, to defer and amortize the call premium over the life of the new debt. Bluefield Gas Company entered into an unsecured 31-month variable rate note in the amount of $2,000,000. The proceeds from this note were used to refinance the $2,000,000 unsecured note due November 21, 2005. The Company entered into an interest rate swap agreement on the Roanoke Gas note for the purpose of fixing the interest rate at 5.74 percent over the total term of the note.

6.	On January 24, 2006, Roanoke Gas Company entered into a new line-of-credit agreement, which provided for increased borrowing limits of up to $21,000,000 through March 31, 2006. This new agreement replaced a line-of-credit agreement that provided for borrowing limits

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

up to $20,000,000 through February 15, 2006 and $16,000,000 through March 31, 2006. The increase in the line-of-credit was requested by the Company to meet short-term funding needs associated with higher gas costs. The total available limits under all lines-of-credit agreements for the remaining term are $30,000,000. The line-of-credit agreements will expire March 31, 2006, unless extended. The Company anticipates being able to extend or replace the credit lines upon expiration.

7.	In 2003, Roanoke Gas Company received regulatory approval to implement a weather normalization adjustment (“WNA”) factor based on a weather occurrence band around the most recent 30-year temperature average. The weather band provides approximately a 6 percent range around normal weather, whereby if the number of heating-degree days fell within approximately 6 percent above or below the 30-year average, no adjustments would be made. However, if the number of heating-degree days were more than 6 percent below the 30-year average, the Company would add a surcharge to customer bills equal to the equivalent margin lost beyond the approximate 6 percent deficiency. Likewise, if the number of heating-degree days were more than 6 percent above the 30-year average, the Company would credit customer bills equal to the excess margin realized above the 6 percent excess. The measurement period in determining the weather band extends from April through March with any adjustment to be made to customers’ bills in late spring. As of December 31, 2005, heating-degree days for the period April 2005 through December 2005 were approximately 6 percent less than the 30-year average. As the number of heating-degree days fell within the 6 percent weather band for the previous nine months, the Company has not recorded any additional revenues attributable to the WNA during the current period. In December 2004, the Company recorded approximately $350,000 in additional revenues to reflect the estimated impact of the WNA for the difference in margin realized for weather between 18 percent and 6 percent warmer than the 30-year average. Any impact to the customer and the Company either through a surcharge or credit to customer bills will be dependent upon the weather during the second quarter.

8.	During the quarter ended December 31, 2005, Roanoke Gas Company placed into effect new base rates effective for service rendered on and after October 23, 2005 to provide for approximately $2,000,000 in additional annual revenues. These higher rates are subject to refund pending a final order by the Virginia State Corporation Commission (“SCC”). The Company has recorded an estimated reserve that management believes may be refundable to customers based upon its current assessment of its rate increase request. The amount of the final rate award may be more or less than the amount reflected in the financial statements and will not be known until the final Commission order is received.

9.	On July 12, 2004, Resources sold the propane assets of its subsidiary, Diversified Energy Company, d/b/a Highland Propane Company (“Diversified”), for approximately $28,500,000 in cash to Inergy Propane, LLC (“Acquiror”). The sale of assets encompassed all propane plant assets (with the exception of a limited number of specific assets being retained by Diversified), the name “Highland Propane,” customer accounts receivable, propane gas inventory and inventory of propane related materials. The Company realized a gain of approximately $9,500,000 on the sale of assets, net of income taxes.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

Concurrent with the sale of assets, the Company entered into an agreement with Acquiror by which the Company would continue to provide the use of office, warehouse and storage space, and computer systems and office equipment and the utilization of Company personnel for billing, propane delivery and related services for the term of one year with an option for an additional year. This agreement expired in July 2005 with the exception of a one-year lease agreement for access to the storage yard in Bluefield, West Virginia.

The asset purchase agreement did not include land and buildings owned by Diversified. Acquiror leased 10 parcels of real estate consisting of bulk storage facilities and office space from Diversified with an option to purchase such parcels. Prior to the end of June 2005, the Acquiror executed the option to purchase the real estate and closed on all 10 parcels. The operations associated with the real estate for the quarter ended December 31, 2004 were reclassified as Discontinued Operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Three Months Ended December 31, 2004
Discontinued Operations:

Pretax Operating Income	$13,122
Income Tax Expense	(5,013)

Discontinued Operations	$8,109

10.	The Company’s risk management policy allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations. The Company’s risk management policy specifically prohibits the use of derivatives for speculative purposes. The key market risks that RGC Resources, Inc. would seek to hedge include the price of natural gas and the cost of borrowed funds.

The Company has historically entered into futures, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. During the quarter ended December 31, 2005, the Company entered into swap and price cap arrangements for the purchase of natural gas. The fair value of these instruments is recorded in the balance sheet with the offsetting entry to overrecovery or underrecovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia State Corporation Commission (SCC) and the West Virginia Public Service Commission (PSC) currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of these instruments will be passed through to customers when realized.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

The Company also entered into an interest rate swap related to the $15,000,000 note issued in November 2005. The swap essentially converted the floating rate note based upon LIBOR into fixed rate debt with a 5.74 percent interest rate. The swap qualifies as a cash flow hedge with changes in fair value reported in other comprehensive income.

A summary of other comprehensive income and derivative activity is provided below:

	Interest Rate Swap	Natural Gas Derivative	Minimum Pension Liability	Total
Three Months Ended December 31, 2005
Unrealized (losses) gains	$(160,197)	$—	$196,227	$36,030
Income tax benefit (expense)	60,811	—	(74,567)	(13,756)

Net unrealized (losses) gains	(99,386)	—	121,660	22,274

Transfer of realized losses to income	181	—	—	181
Income tax benefit	(69)	—	—	(69)

Net transfer of realized losses to income	112	—	—	112

Net other comprehensive (loss) income	$(99,274)	$—	$121,660	$22,386

Unrealized (loss) gain on marked to market transactions	$(146,410)	$107,750	$—	$(38,660)

Accumulated comprehensive loss	$(90,833)	$—	$(267,252)	$(358,085)

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

	Interest Rate Swap	Natural Gas Derivative	Minimum Pension Liability	Total
Three Months Ended December 31, 2004

Unrealized gains	$28,893	$—	$—	$28,893
Income tax expense	(10,968)	—	—	(10,968)

Net unrealized gains	17,925	—	—	17,925

Transfer of realized losses to income	23,364	—	—	23,364
Income tax benefit	(8,869)	—	—	(8,869)

Net transfer of realized losses to income	14,495	—	—	14,495

Net other comprehensive income	$32,420	$—	$—	$32,420

Unrealized loss on marked to market transactions	$(21,099)	$(337,850)	$—	$(358,949)

Accumulated comprehensive loss	$(13,090)	$—	$—	$(13,090)

11.	Basic earnings per common share for the three months ended December 31, 2005 and 2004 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three months ended December 31, 2005 and 2004 are calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Three Months Ended December 31,
	2005	2004
Weighted average common shares	2,104,089	2,066,901

Effect of dilutive securities:
Options to purchase common stock	10,791	11,959

Diluted average common shares	2,114,880	2,078,860

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

12.	RGC Resources, Inc.’s reportable segments are included in the following table. The segments are comprised of gas utilities, energy marketing and parent and other. Parent and other is composed of appliance services, information system services and certain corporate eliminations.

	Gas Utilities	Energy Marketing	Parent and Other	Total
For the Three Months Ended December 31, 2005
Operating revenues	$43,727,916	$8,844,642	$191,441	$52,763,999

Gross margin	7,639,617	121,380	102,367	7,863,364
Operations, maintenance and general taxes	3,738,485	22,824	11,242	3,772,551
Depreciation and amortization	1,066,120	—	847	1,066,967

Operating income	2,835,012	98,556	90,278	3,023,846

Other (income) expenses, net	10,073	(1,443)	(3,103)	5,527
Interest expense	665,846	3,906	(965)	668,787
Income before income taxes	2,159,093	96,093	94,346	2,349,532

As of December 31, 2005
Total assets	128,665,284	3,946,815	2,707,411	135,319,510
Gross additions to long-lived assets	1,603,750	—	—	1,603,750

For the Three Months Ended December 31, 2004
Operating revenues	$28,931,905	$5,454,725	$265,722	$34,652,352

Gross margin	7,002,778	199,699	95,540	7,298,017
Operations, maintenance and general taxes	3,136,904	13,187	(2,361)	3,147,730
Depreciation and amortization	1,020,582	—	847	1,021,429

Operating income	2,845,292	186,512	97,054	3,128,858
Other (income) expenses, net	(1,579)	—	(32,121)	(33,700)
Interest expense	544,360	—	358	544,718
Income before income taxes	2,302,511	186,512	128,817	2,617,840

As of December 31, 2004
Total assets	$110,844,089	$4,316,357	$3,453,738	$118,614,184
Gross additions to long-lived assets	2,054,243	—	—	2,054,243

13.	The Company has a Key Employee Stock Option Plan (the “Plan”), which is intended to provide the Company’s executive officers with long-term (ten-year) incentives and rewards tied to the price of the Company’s common stock. The Company applied the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for this Plan. Under APB Opinion No. 25, no stock-based employee compensation expense is

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

reflected in net income as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. On October 1, 2005, the Company adopted SFAS No. 123R, Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This statement eliminates the alternative to use APB’s Opinion No. 25 intrinsic value method of accounting that was previously allowed under Statement 123. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments on the grant-date fair value of those awards. The Company has adopted the provisions of this statement using the modified prospective application. Under the modified prospective application, only new grants and grants that have been modified, cancelled or have not yet vested as of the effective date of the statement require the recognition of compensation cost. All awards granted and vested prior to the effective date remain under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. No options have been granted under the Plan during the current and prior fiscal year and all outstanding options are fully vested at December 31, 2005. As of December 31, 2005, 2,000 options were available for grant under the Plan.

14.	The Company has both a defined benefit pension plan (the “pension plan”) and a post-retirement benefits plan (the “postretirement plan”). The pension plan covers substantially all of the Company’s employees and provides retirement income based on years of service and employee compensation. The postretirement plan provides certain healthcare and supplemental life insurance benefits to retired employees who meet specific age and service requirements. Net pension plan and postretirement plan expense recorded by the Company is detailed as follows:

	Three Months Ended December 31
	2005	2004
Components of net periodic pension cost:
Service cost	$119,320	$81,856
Interest cost	173,896	157,931
Expected return on plan assets	(157,068)	(142,970)
Recognized loss	60,077	15,599

Net periodic pension cost	$196,225	$112,416

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

	Three Months Ended December 31
	2005	2004
Components of net periodic benefit costs:

Service cost	$42,833	$32,243
Interest cost	122,961	111,067
Expected return on plan assets	(52,703)	(46,453)
Amortization of unrecognized transition obligation	59,325	59,325
Recognized loss	23,207	—

Net periodic benefit cost	$195,623	$156,182

The Company contributed $350,000 to its pension plan for the quarter ended December 31, 2005. The Company expects to make a total contribution of approximately $800,000 to its pension plan and $700,000 to its postretirement benefit plan during the fiscal year ending September 30, 2006.

15.	Both Roanoke Gas Company and Bluefield Gas Company, subsidiaries of RGC Resources, Inc., operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950’s. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. The extent of contaminants at these sites, if any, is unknown at this time. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognized the Company’s right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company’s financial condition or results of operations.

16.	In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“Medicare Act”) was signed into law. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”) in FASB Staff Position 106-2, Accounting

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, the Company elected to defer accounting for the effects of the Medicare Act and the accounting for certain provisions of the Medicare Act. In May 2004, the FASB issued definitive accounting guidance for the Medicare Act in FASB Staff Position (“FSP”) 106-2. The Company elected the prospective method of recording the effects of this FSP; therefore, it was effective for the Company in the fourth quarter of fiscal 2004. FSP 106-2 results in the recognition of lower other postretirement employment benefit costs to reflect prescription drug-related federal subsidies to be received under the Medicare Act.

Subsequent to September 30, 2005, the Company has further evaluated its options as it relates to the application of Medicare Part D. Beginning in January 2006, the Company has dropped drug coverage under its medical plan for Medicare eligible retirees. In its place, the Company will provide eligible retirees with a reimbursement of premiums paid to a qualified prescription drug provider (“PDP”) whereby the PDP will provide the retiree with prescription drug coverage. Under the PDP, retirees have the ability to obtain drug coverage comparable to the coverage previously provided under the medical plan. This plan change will result in the Company’s medical plan not being actuarially equivalent to Medicare Part D. However, the change in the plan is not expected to have a material impact on the accumulated postretirement benefit obligation and future expense due to the expected cost reductions under the revised plan as compared to the reductions attributable to the subsidy provisions available to actuarially equivalent plans.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143. Diverse accounting practices had developed with respect to the timing of liability recognition of legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement of the obligation is conditional on a future event. FIN No. 47 provided clarification when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective for the Company September 30, 2006. The Company has not completed its evaluation of this interpretation and has not yet determined the impact on the Company’s financial position or results of operations.

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

General

RGC Resources, Inc. (“Resources” or the “Company”) is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 60,800 residential, commercial and industrial customers in Roanoke, Virginia and Bluefield, Virginia and West Virginia and the surrounding areas through its Roanoke Gas Company and Bluefield Gas

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company subsidiaries. Natural gas service is provided at rates and for the terms and conditions set forth by the State Corporation Commission (SCC) in Virginia and the Public Service Commission (PSC) in West Virginia.

Resources also provides unregulated energy products through Diversified Energy Company, which operates as Highland Energy Company. Highland Energy brokers natural gas to certain industrial transportation customers of Roanoke Gas Company and Bluefield Gas Company. In addition to an energy marketing company, Diversified Energy Company operated an unregulated propane operation under the name of Highland Propane Company. In July 2004, Resources sold the propane operations.

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

For the quarter ended December 31, 2005, the combination of high energy prices and warmer weather continued to be the primary concern of management, as both factors impact energy consumption. The high energy prices appear to be affecting natural gas consumption by industrial customers. Both volumes delivered under transportation agreements and Highland Energy have declined from last year in part due to energy prices. The high natural gas prices do not appear to have had a noticeable affect on residential and commercial sales volumes thus far.

Because the respective regulatory commissions in Virginia and West Virginia authorize billing rates for each of the natural gas operations based upon normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. For the quarter ended December 31, 2005, heating degree-days (an industry measure by which the average daily temperature falls below 65 degrees Fahrenheit) were 9 percent more than the same period last year but 5 percent lower than the 30-year normal.

The Company’s financial risk exposure to significantly warmer winter weather is partially mitigated by the provisions of a weather normalization adjustment factor (“WNA”) for Roanoke Gas Company based on a weather occurrence band around the most recent 30-year temperature average. The weather band provides approximately a 6 percent range around normal weather, whereby if the number of heating-degree days fall within approximately 6 percent above or below the 30-year average, no adjustments are made. However, if the number of heating degree-days is more than 6 percent below the 30-year average, the Company would add a surcharge to customer bills equal to the equivalent margin lost below the approximate 6 percent deficiency. Likewise, if the number of heating degree-days is more than 6 percent above the 30-year average, the Company would credit customer bills equal to the excess margin realized above the 6 percent heating degree-days. The measurement period in determining the weather band extends from April through March with any adjustment to be made to customer bills in late

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

spring. As of December 31, 2005, heating degree-days for the period April 2005 through December 2005 were approximately 6 percent less than the 30-year average. As the number of heating-degree days fell within the 6 percent weather band for the previous nine months, the Company has not recorded any additional revenues attributable to the WNA during the current period. In December 2004, the Company recorded approximately $350,000 in additional revenues to reflect the estimated impact of the WNA for the difference in margin realized for weather between 18 percent and 6 percent warmer than the 30-year average. Any impact to the customer and the Company either through a surcharge or credit to customer bills will be dependent upon the weather during the next quarter.

Results of Operations

Consolidated net income for the three-month period ended December 31, 2005 was $1,452,182 compared to $1,625,395 for the same period last year. Net income from continuing and discontinued operations is as follows:

	Three Months Ended December 31
	2005	2004
Net Income
Continuing Operations	$1,452,182	$1,617,286
Discontinued Operations	—	8,109

Net Income	$1,452,182	$1,625,395

Continuing Operations

The table below reflects volume activity and heating degree-days.

	Three Months Ended December 31		Increase/ (Decrease)	Percentage
	2005	2004
Delivered Volumes

Regulated Natural Gas (DTH)
Tariff Sales	2,669,161	2,517,151	152,010	6%
Transportation	792,649	875,659	(83,010)	-9%

Total	3,461,810	3,392,810	69,000	2%

Highland Energy (DTH)	654,230	720,766	(66,536)	-9%

Heating Degree Days (Unofficial)	1,502	1,374	128	9%

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below reflects operating revenues.

	Three Months Ended December 31,		Increase/ (Decrease)	Percentage
	2005	2004
Operating Revenues

Gas Utilities	$43,727,916	$28,931,905	$14,796,011	51%
Energy Marketing	8,844,642	5,454,725	3,389,917	62%
Other	191,441	265,722	(74,281)	-28%

Total Operating Revenues	$52,763,999	$34,652,352	$18,111,647	52%

Total operating revenues from continuing operations for the three months ended December 31, 2005 increased by $18,111,647, or 52 percent, compared to the same period last year, primarily due to higher gas costs, colder weather and implementation of base rate increases. The total average unit cost of natural gas increased by 55 percent. Total regulated natural gas delivered volumes increased by 2 percent, while energy marketing sales volumes declined by 9 percent. The total number of heating degree-days increased by 9 percent over the same period last year. Other revenues decreased by 28 percent due to the elimination of the services agreement with the Acquiror of Highland Propane Company to provide billing, facility and other services.

	Three Months Ended December 31,		Increase/ (Decrease)	Percentage
	2005	2004
Gross Margin

Gas Utilities	$7,639,617	$7,002,778	$636,839	9%
Energy Marketing	121,380	199,699	(78,319)	-39%
Other	102,367	95,540	6,827	7%

Total Gross Margin	$7,863,364	$7,298,017	$565,347	8%

Total gross margin increased by $565,347, or 8 percent, for the quarter ended December 31, 2005 over the same period last year. Regulated natural gas margins increased by $636,839, or 9 percent, as total delivered volume (tariff and transporting) increased by 69,000 decatherms, or 2 percent. Tariff sales, primarily consisting of residential and commercial usage reflected an increase of 6 percent due to the 9 percent increase in heating degree-days over the same period last year. Transporting volumes, which generally correlate more with economic conditions rather than weather, reflected a reduction of 9 percent from the same period last year. This reduction in transporting volumes appears to be related to a combination of price sensitivity and other economic factors. One industrial customer has converted a portion of its processes to utilize coal as a means to reduce energy costs. A few customers temporarily reduced natural gas consumption by using backup supplies of heating oil and propane. In addition, one customer ceased operations.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company realized an increase in regulated natural gas margins due to non-gas cost rate increases and the recovery of the financing costs (“carrying costs”) related to higher dollar investments in storage gas inventories. Both Roanoke Gas Company and Bluefield Gas Company placed increased rates into effect during the quarter ended December 31, 2005. Roanoke Gas Company’s rates were placed into effect subject to refund pending a final order from the Virginia SCC. Bluefield Gas Company’s rates were placed into effect in accordance with a final rate order issued by the West Virginia PSC. As a result of the rate increases, the Company realized approximately $123,000 in additional customer base charges, which is a flat monthly fee billed to each natural gas customer, and approximately $150,000 associated with increase in the volumetric price of natural gas. Carrying cost revenues increased by approximately $158,000 due to a much higher level of investment in storage gas inventory compared to the same period last year due to higher prices.

Beginning in April 2003, the SCC approved a rate structure that would allow Roanoke Gas Company to recover financing costs related to the level of investment in inventory and prepaid gas service. Therefore, during times of rising gas costs, Roanoke Gas would be able to recognize a greater level of revenues to offset the higher financing costs; conversely, Roanoke Gas will pass along savings to customers if financing costs decrease due to lower inventory gas balances resulting from reductions in gas costs. During the quarter ended December 31, 2004, Bluefield Gas Company implemented a similar rate structure as part of its new rates. The net effect of increased storage gas levels and the implementation of the carrying cost revenue component for Bluefield Gas resulted in the approximately $158,000 increase in revenues and margin. During periods of declining gas costs and storage gas levels, the Company would experience a reduction in revenues and margins as well.

Energy marketing margins decreased by $78,319 as total sales volume decreased by 66,536 decatherms, or 9 percent, compared to the same period last year. The reduction in the energy marketing volumes corresponds to the reductions experienced in transportation volumes under the regulated operations. The decline in margin was attributable to the sale of a natural gas strip for $143,000 profit in October 2004. The natural gas strip (a commitment to purchase volumes in the future for a fixed price) was not needed to meet the needs of Highland Energy’s customers; therefore, the Company was able to take advantage of market conditions at the time and realize a gain on the transaction. This was a non-recurring transaction and is not expected to be replicated in the future. Excluding the profit on the sale of the decatherm strip last year, energy marketing margins reflected an increase of $64,681 attributable to our increasing the margin spread to offset the greater risks associated with much higher energy prices. Other margins are comparable to last year.

Operations expenses increased by $482,082, or 20 percent, for the three-month period ended December 31, 2005 compared to the same period last year. The increase is primarily due to higher bad debt expense and employee benefit costs. Gross bad debt expense increased by approximately $125,000, or 74 percent. This increase related to the 52 percent increase in total revenue over the same period last year. In addition, the significant increase in gas costs is

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expected to result in a more than proportionate increase in customer delinquencies and bad debts. Employee benefit costs increased due to higher health care, pension and postretirement benefit expenses. The Company had been self-insured for medical insurance purposes for the past several years with stop/loss coverage only for extremely high claim activity. The self-insurance program generated volatility in expense due to fluctuating claim levels. During the quarter ended December 31, 2004, claims expense was unusually low. Beginning in January 2005, the Company switched to fully insured coverage to provide a more predictable expense trend, which will reduce volatility between reporting periods but resulted in approximately $165,000 in higher costs. The Company also experienced an increase of approximately $125,000 attributable to its pension and postretirement medical plan due to the actuarial effect of reducing the discount rate used in expense and liability calculations as well as the adoption of new mortality tables in its most recent valuation. Maintenance expenses increased $69,668, or 22 percent, over the same period last year. The increase in maintenance primarily related to timing of repairs of pipeline leaks in the Company’s distribution system determined through leak surveys.

General taxes increased $73,071, or 19 percent, for the three-month period ended December 31, 2005 compared to the same period last year primarily due to increased business and occupation (B&O) taxes, a revenue sensitive tax, related to higher revenues in the West Virginia natural gas operations, as well as a greater level of payroll and property taxes.

Net other expense (income) increased by $39,227 due to reduction in investment earnings realized during the prior fiscal year on the proceeds from the sale of Highland Propane prior to the payment of the special dividend on December 8, 2004. The Company paid a one-time special dividend of $4.50 per share to distribute the gain realized on the sale of Highland Propane.

Interest expense increased by $124,069, or 23 percent, as the Federal Reserve’s monetary policy has led to increasing interest rates on the Company’s variable rate debt combined with $1,700,000 increase in the Company’s average total outstanding debt. The effective average interest rate on the Company’s outstanding lines-of-credit balances increased from 2.7 percent last year to 4.8 percent for the current period.

Income tax expense decreased by $103,204, which corresponds to the decrease in pre-tax income on continuing operations for the quarter. The effective tax rate for the quarter was 38.2 percent.

The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2006. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings depends primarily on weather conditions during the remaining winter months, energy costs, and the level of operating and maintenance costs during the remainder of the year.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

On July 12, 2004, Resources sold the propane assets of its subsidiary, Diversified Energy Company, d/b/a Highland Propane Company (“Diversified”), for approximately $28,500,000 in cash to Inergy Propane, LLC (“Acquiror”). The sale of assets encompassed all propane plant assets (with the exception of a limited number of specific assets being retained by Diversified), the name “Highland Propane,” customer accounts receivable, propane gas inventory and inventory of propane related materials. The Company realized a gain of approximately $9,500,000 on the sale of assets, net of income taxes.

Concurrent with the sale of assets, the Company entered into an agreement with Acquiror by which the Company would continue to provide the use of office, warehouse and storage space, and computer systems and office equipment and the utilization of Company personnel for billing, propane delivery and related services for the term of one year with an option for an additional year. This agreement expired in July 2005 with the exception of a one-year lease agreement for access to the storage yard in Bluefield, West Virginia.

The asset purchase agreement did not include land and buildings owned by Diversified. Acquiror leased 10 parcels of real estate consisting of bulk storage facilities and office space from Diversified with an option to purchase such parcels. Prior to the end of June 2005, the Acquiror executed the option to purchase the real estate and closed on all 10 parcels. The operations associated with the real estate for the quarter ended December 31, 2004 were reclassified as Discontinued Operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Critical Accounting Policies

The consolidated financial statements of RGC Resources, Inc. are prepared in accordance with accounting principles generally accepted in the United States of America. The amounts of assets, liabilities, revenues and expenses reported in the Company’s financial statements are affected by accounting policies, estimates and judgments that are necessary to comply with generally accepted accounting principles. Estimates used in the financial statements are derived from prior experience, statistical analysis and professional judgments. Actual results could differ from the estimates, which would affect the related amounts reported in the Company’s financial statements. The following policies and estimates are important to understanding certain key components of the financial statements.

Revenue recognition –Regulated utility sales and transportation revenues are based upon rates approved by the SCC for Roanoke Gas Company and the PSC for Bluefield Gas Company. The non-gas cost component of rates may not be changed without a formal rate increase application and corresponding authorization by the appropriate regulatory commission; however, the gas cost component of rates may be adjusted periodically through the PGA mechanism with approval from the respective commission. Roanoke Gas Company also has a WNA, which is designed to

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

partially offset the impact of weather that is either more than 6 percent warmer than normal or 6 percent colder than normal over a 12 month period. Under the Company’s unregulated energy marketing operations, revenues are recognized when the natural gas is delivered based on the contracted or market price.

The Company bills its regulated natural gas customers on a monthly cycle. The billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for natural gas delivered to customers not yet billed during the accounting period. Determination of unbilled revenue relies on the use of estimates, current and historical data. As of December 31, 2005, the financial statements included unbilled revenue of $10,082,333. The Company also accrues a provision for rate refund during periods in which the Company has implemented new billing rates pending the results of a final review and hearing on the increases by the corresponding state regulatory body. The Company’s estimated refund provision is based upon historical experience, discussions with the regulatory body and other relevant factors.

Bad debt reserves – The Company evaluates the collectibility of its accounts receivable balances based upon a variety of factors including loss history, level of delinquent account balances and general economic climate.

Retirement plans – The Company offers a defined benefit pension plan (“pension plan”) and a postretirement medical plan (“postretirement plan”) to eligible employees. The expenses and liabilities associated with these plans are determined through actuarial means requiring the estimation of certain assumptions and factors. In regard to the pension plan, these factors include assumptions regarding discount rate, expected long-term rate of return on plan assets, compensation increases and life expectancies, among others. Similarly, the postretirement medical plan also requires the estimation of many of the same factors as the pension plan in addition to assumptions regarding future medical costs and Medicare availability. Actual results may differ materially from the results expected from the actuarial assumptions due to changing economic conditions, volatility in interest rates and changes in life expectancy to name a few. Such differences may result in a material impact on the amount of expense recorded in future periods or the value of the obligations on the balance sheet.

Derivatives – As discussed in the “Item 3 - Qualitative and Quantitative Disclosures about Market Risk” section below, the Company hedges certain risks incurred in the normal operation of business through the use of derivative instruments. The Company applies the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivative instruments as assets or liabilities in the Company’s balance sheet at fair value. In most instances, fair value is based upon quoted futures prices for the natural gas commodities and interest rate futures for interest rate swaps. Changes in the commodity and futures markets will impact the estimates of fair value in the future. Furthermore, the actual market value at the point of realization of the derivative may be significantly different from the values used in determining fair value in prior financial statements.

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

Energy Costs

Natural gas prices increased significantly during the quarter, primarily due to the catastrophic effects of hurricanes Katrina and Rita. The two storms caused extensive damage to offshore natural gas drilling rigs and temporarily shut down gas processing facilities due to coastal flooding. A strong worldwide economy and the resulting demand for energy also contributed to price increases by raising the price of competing fuels such as heating oil and propane. Natural gas prices for January delivery reached a new high of $15.78 per decatherm on December 13, 2005. However, the advent of warmer weather in the later part of December and January and the resumption of most Gulf of Mexico production resulted in January prices at the end of December trading below $11.00 per decatherm. While prices appear to be declining from the very recent highs, the U.S. Energy Information Administration expects prices to remain higher than historical levels for the remainder of the year.

Even though natural gas prices remain at high levels in relation to historical prices for the reasons discussed above, management believes that it has planned for adequate supplies to fulfill projected customer needs. The Company uses various hedging mechanisms, including summer storage injections and financial instruments, to mitigate volatility in energy prices.

Prudently incurred natural gas costs are fully recoverable under the present regulatory Purchased Gas Adjustment (PGA) mechanisms; and increases and decreases in the cost of gas are passed

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

through to the Company’s customers. Although rising energy prices are recoverable through the PGA mechanism for the regulated operations, high energy prices may have a negative impact on earnings through increases in bad debt expense and higher interest costs because the delay in recovering higher gas costs requires borrowing to temporarily fund receivables from customers. The Company’s rate structure provides a level of protection against the impact that rising energy prices may have on bad debts and carrying costs of gas in storage by allowing for more timely recovery of these costs. However, the rate structure will not protect the Company from increased rate of bad debts or increases in interest rates.

Regulatory Affairs

On September 15, 2005, Roanoke Gas Company filed an application with the Virginia SCC for an expedited increase in non-gas rates of $2,000,781, or 2.2 percent. The requested increase is based on a 10.1 percent return on equity, which was the level approved in the Company’s last non-expedited rate case. The requested rates were placed into effect on October 23, 2005 and are subject to refund pending the final order by the SCC.

On January 19, 2006, Bluefield Gas Company filed an application with the West Virginia PSC for an increase in non-gas rates of $198,841, or 1.7 percent. The requested increase is based on a 10.5 percent return on equity. Any rate increase associated with the filing is expected to become effective in November 2006.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Due to the capital intensive nature of Resources’ utility and energy businesses, as well as the related weather sensitivity, Resources’ primary capital needs are the funding of its continuing construction program and the seasonal funding of its natural gas inventories and accounts receivable. The Company’s construction program is composed of a combination of replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of its natural gas system to meet the demands of customer growth. Total capital expenditures from continuing operations were $1,603,750 and $2,054,243 for the three-month periods ended December 31, 2005 and 2004, respectively. The Company’s total capital budget for the current year is approximately $7,410,000. It is anticipated that future capital expenditures will be funded with the combination of operating cash flow, sale of Company equity securities through the Dividend Reinvestment and Stock Purchase Plan and issuance of debt.

Short-term borrowing, in addition to providing capital project bridge financing, is used to fund seasonal levels of natural gas inventory and accounts receivable. From April through October, the Company purchases natural gas to build inventory for winter delivery when demand is much greater. Furthermore, a majority of the Company’s sales and billings occur during the winter months resulting in a corresponding increase in accounts receivable. The following table provides a quarterly perspective of the seasonality of the accounts receivable and natural gas inventory and the corresponding trend of rising gas costs. Amounts are in thousands.

	Amounts in (000’s)
	Gas in Storage/ Prepaid Gas Service	Accounts Receivable	Total
Period Ended

Dec 31, 2003	$12,498	$17,142	$29,640
Mar 31, 2004	1,071	14,274	15,345
Jun 30, 2004	9,059	6,481	15,540
Sep 30, 2004	17,662	5,978	23,640
Dec 31, 2004	17,136	18,938	36,074
Mar 31, 2005	7,800	17,437	25,237
Jun 30, 2005	17,037	7,746	24,783
Sep 30, 2005	23,465	7,442	30,907
Dec 31, 2005	20,914	28,928	49,842

The level of borrowing under the Company’s line-of-credit agreements can fluctuate significantly due to the time of the year, changes in the wholesale price of energy and weather outside the normal temperature ranges. As the wholesale price of natural gas increases, short-term debt generally increases because the payment to the Company’s energy suppliers is due before the Company can recover its costs through the monthly billing of its customers. In addition, colder weather requires the Company to purchase greater volumes of natural gas, the cost of which is recovered from customers on a delayed basis.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At December 31, 2005, the Company had available lines-of-credit for its short-term borrowing needs totaling $29,000,000, of which $23,158,000 was outstanding. On January 24, 2006, Roanoke Gas Company entered into a new line-of-credit agreement, which provided for increased borrowing limits of up to $21,000,000 through March 31, 2006. This new agreement replaced a line-of-credit agreement that provided for borrowing limits up to $20,000,000 through February 15, 2006 and $16,000,000 through March 31, 2006 for Roanoke Gas Company. The increase in the line-of-credit was requested by the Company to meet short-term funding needs associated with higher gas costs. The total available limits under all lines-of-credit agreements for the remaining term are $30,000,000. The interest rates under the lines-of-credit are variable based upon 30 day LIBOR. These lines of credit expire March 31, 2006, unless extended. The Company anticipates being able to extend or replace the lines of credit upon expiration.

In November 2005, Roanoke Gas Company and Bluefield Gas Company each entered into agreements to refinance maturing debt. Roanoke Gas Company entered into an unsecured 5-year variable rate note with provision for annual renewals thereafter in the amount of $15,000,000. The proceeds of this note were used to refinance the $8,000,000 unsecured note due November 30, 2005 and $4,000,000 in outstanding line-of-credit balance. The remainder of the proceeds were used to call the $3,000,000 collateralized term debenture due in 2016, including a call premium of $206,250. Bluefield Gas Company entered into an unsecured 31-month variable rate note in the amount of $2,000,000. The proceeds from this note were used to refinance the $2,000,000 unsecured note due November 21, 2005. The Company entered into an interest rate swap agreement on the Roanoke Gas note for the purpose of fixing the interest rate over the total term of the note.

Stockholders equity increased by $922,000 for the quarter, primarily due to earnings and proceeds from stock issued under the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The activity is summarized below:

Net income	$1,452,182
Dividends	(632,363)
DRIP	167,634
Restricted stock and stock options	33,502
Net comprehensive loss	(99,274)

Increase in stockholders’ equity	$921,681

At December 31, 2005, the Company’s consolidated long-term capitalization was 57 percent equity and 43 percent debt.

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

The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At December 31, 2005, the Company had $23,158,000 outstanding under its lines of credit and $2,000,000 outstanding on an intermediate-term variable rate note for Bluefield Gas. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable rate debt outstanding at December 31, 2005 would have resulted in an increase in quarterly interest expense of approximately $63,000. The Company also has a $15,000,000 intermediate term variable rate note that is currently being hedged by a fixed rate interest swap.

The Company manages the price risk associated with purchases of natural gas by using a combination of fixed price contracts, gas storage injections and derivative commodity instruments including futures, price caps, swaps and collars. During the quarter, the Company used both storage gas and derivative swap and price cap arrangements for the purpose of hedging the price of natural gas. Any cost incurred or benefit received from the derivative arrangements is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia SCC and the West Virginia PSC currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contract will be passed through to customers when realized. As of December 31, 2005, a hypothetical 10% reduction in the market price of natural gas would result in a decrease in fair value of approximately $286,000 for the Company’s outstanding natural gas derivative contracts.

ITEM 4 – CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005, the Company’s Chief Executive Officer and principal financial officer have concluded that these disclosure controls and procedures are effective. There has been no change during the quarter ended December 31, 2005, in the Company’s internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, this internal control over financial reporting.

Part II – Other Information

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the “Restricted Stock Plan”), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions (“restricted stock”). A participant can, subject to approval of Directors of the Company (the “Board”), elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company’s common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on Section 3(a)(11) and Section 4(2) exemptions under the Securities Act of 1933 (the “Act”) and will vest only in the case of the participant’s death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant’s voluntary resignation during his term on the Board or (ii) removal for cause. During the quarter ended December 31, 2005, the Company issued a total of 745.244 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

Investment Date	Price	Number of Shares
10/1/2005	$26.050	246.962
11/1/2005	$26.100	246.488
12/1/2005	$25.550	251.794

On November 1, 2005, the Company issued a total of 55.000 shares of its common stock as recognition to certain employees for length of service. The 55.000 shares were not issued in a transaction constituting a “sale” within the meaning of section 2(3) of the Act.

ITEM 6 – EXHIBITS.

Exhibit Number	Description
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC Resources, Inc.

Date: February 14, 2006	By:	/s/ Howard T. Lyon
Howard T. Lyon
Vice-President, Treasurer and Controller (Principal Financial Officer)