Form 10-Q
period 2006-03-31
RGC RESOURCES INC
filed 2006-05-12
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See

definition	of “accelerated filer” and “large accelerated-filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common Stock, $5 Par Value	2,121,772

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2006	September 30, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$1,311,549	$1,349,518
Accounts receivable - (less allowance for uncollectibles of $929,799 and and $284,008, respectively)	19,862,475	7,441,761
Materials and supplies	795,348	701,100
Gas in storage	10,850,363	23,464,537
Prepaid income taxes	10,000	883,617
Deferred income taxes	4,332,464	2,533,770
Under-recovery of gas costs	927,579	2,248,410
Fair value of marked-to-market transactions	320,736	13,606
Other	911,923	412,236

Total current assets	39,322,437	39,048,555

Utility Property
In service	110,516,092	107,663,713
Accumulated depreciation and amortization	(36,584,933)	(35,341,798)

In service, net	73,931,159	72,321,915
Construction work in progress	1,823,611	1,774,804

Utility Plant, net	75,754,770	74,096,719

Nonutility Property
Nonutility property	22,762	22,762
Accumulated depreciation and amortization	(18,810)	(17,116)

Nonutility property, net	3,952	5,646

Other assets	526,026	412,496

Total Assets	$115,607,185	$113,563,416

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2006	September 30, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Borrowings under lines of credit	$4,153,000	$7,662,000
Dividends payable	636,531	619,532
Accounts payable	14,969,462	19,131,418
Income taxes payable	2,010,779	—
Customer deposits	1,313,171	991,864
Accrued expenses	4,175,727	4,305,766
Refunds from suppliers - due customers	2,904	4,954
Over-recovery of gas costs	3,532,282	—

Total current liabilities	30,793,856	32,715,534

Long-term Debt, Excluding Current Maturities	30,000,000	30,000,000

Deferred Credits and Other Liabilities
Asset retirement obligations	7,404,978	6,967,622
Deferred income taxes	5,748,473	5,524,841
Deferred investment tax credits	181,922	198,062

Total deferred credits and other liabilities	13,335,373	12,690,525

Stockholders’ Equity:
Common stock, $5 par value; authorized, 10,000,000 shares; issued and outstanding 2,120,777 and 2,098,935 shares, respectively	10,603,885	10,494,675
Preferred stock, no par, authorized, 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	14,157,510	13,720,348
Retained earnings	16,663,167	14,322,805
Accumulated other comprehensive income (loss)	53,394	(380,471)

Total stockholders’ equity	41,477,956	38,157,357

Total Liabilities and Stockholders’ Equity	$115,607,185	$113,563,416

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Operating Revenues:
Gas utilities	$38,337,210	$37,377,846	$82,065,126	$66,309,751
Energy marketing	7,323,070	5,723,011	16,167,712	11,177,736
Other	120,786	215,690	312,227	481,412

Total operating revenues	45,781,066	43,316,547	98,545,065	77,968,899

Cost of Sales:
Gas utilities	29,554,713	29,125,337	65,643,012	51,054,464
Energy marketing	7,177,355	5,658,224	15,900,617	10,913,250
Other	53,376	60,174	142,450	230,356

Total cost of sales	36,785,444	34,843,735	81,686,079	62,198,070

Gross Margin	8,995,622	8,472,812	16,858,986	15,770,829

Other Operating Expenses:
Operations	2,888,856	2,815,709	5,814,267	5,259,038
Maintenance	348,447	314,758	740,864	637,507
General taxes	509,861	475,014	964,584	856,666
Depreciation and amortization	1,066,968	1,017,213	2,133,935	2,038,642

Total other operating expenses	4,814,132	4,622,694	9,653,650	8,791,853

Operating Income	4,181,490	3,850,118	7,205,336	6,978,976

Other Expenses (Income), net	7,916	2,883	13,443	(30,817)

Interest Expense	685,962	520,732	1,354,749	1,065,450

Income from Continuing Operations Before Income Taxes	3,487,612	3,326,503	5,837,144	5,944,343

Income Tax Expense from Continuing Operations	1,330,538	1,270,894	2,227,888	2,271,448

Income from Continuing Operations	2,157,074	2,055,609	3,609,256	3,672,895
Discontinued operations:
Income from discontinued operations, net of income taxes of $5,012, and $10,025, respectively.	—	8,110	—	16,219

Net Income	$2,157,074	$2,063,719	$3,609,256	$3,689,114

Basic Earnings Per Common Share:
Income from continuing operations	$1.02	$0.99	$1.71	$1.77
Discontinued operations	—	0.01	—	0.01

Net income	$1.02	$1.00	$1.71	$1.78

Diluted Earnings Per Common Share:
Income from continuing operations	$1.02	$0.98	$1.70	$1.76
Discontinued operations	—	0.01	—	0.01

Net income	$1.02	$0.99	$1.70	$1.77

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net Income	$2,157,074	$2,063,719	$3,609,256	$3,689,114
Reclassification of loss transferred to net income	12,384	7,748	12,496	22,243
Minimum pension liability	121,661	—	243,321	—
Unrealized gain on cash flow hedges	277,434	13,529	178,048	31,454

Other comprehensive income, net of tax	411,479	21,277	433,865	53,697

Comprehensive Income	$2,568,553	$2,084,996	$4,043,121	$3,742,811

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

UNAUDITED

	Six Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$3,609,256	$3,672,895
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,254,327	2,183,898
Cost of removal of utility plant, net	(118,254)	(149,742)
Changes in assets and liabilities which provided cash, exclusive of changes and noncash transactions shown separately	1,786,299	6,488,952

Net cash provided by continuing operating activities	7,531,628	12,196,003
Net cash provided by discontinued operations	—	16,219

Net cash provided by operating activities	7,531,628	12,212,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(3,356,760)	(3,703,729)
Proceeds from disposal of utility and nonutility property	1,686	35,979
Proceeds from sale of short-term investments	—	4,991,460

Net cash (used in) provided by investing activities	(3,355,074)	1,323,710

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	17,000,000	—
Retirement of long-term debt and capital leases	(13,000,000)	(17,080)
Net borrowings under line-of-credit agreements	(7,509,000)	(8,854,000)
Proceeds from issuance of common stock	546,372	352,704
Cash dividends paid	(1,251,895)	(10,513,866)

Net cash used in financing activities	(4,214,523)	(19,032,242)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,969)	(5,496,310)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,349,518	9,461,217

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,311,549	$3,964,907

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$1,346,216	$1,051,570
Income taxes net of refunds	1,200,415	264,157

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

1.	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly RGC Resources, Inc.’s financial position as of March 31, 2006 and the results of its operations for the three months and six months ended March 31, 2006 and 2005 and its cash flows for the six months ended March 31, 2006 and 2005. Because of seasonal and other factors, the results of operations for the three months and six months ended March 31, 2006 are not indicative of the results to be expected for the fiscal year ending September 30, 2006. Quarterly earnings are affected by the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.

2.	The condensed consolidated financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes thereto. The condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K.

3.	Certain reclassifications were made to prior year financial statements to place them on a basis consistent with current year presentation with regard to discontinued operations.

4.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.	In 2003, Roanoke Gas Company received regulatory approval to implement a weather normalization adjustment (“WNA”) tariff based on a weather occurrence band around the most recent 30-year temperature average. The weather band provides approximately a 6 percent range around normal weather, whereby if the number of heating-degree days falls within approximately 6 percent above or below the 30-year average, no adjustment is made. However, if the number of heating-degree days is more than 6 percent below the 30-year average, the Company’s WNA tariff adds a surcharge to customer bills equal to the equivalent margin lost beyond the approximate 6 percent heating-degree day deficiency. Likewise, if the number of heating-degree days is more than 6 percent above the 30-year average, the Company credits customer bills equal to the excess margin realized above the 6 percent heating-degree day excess. The measurement period in determining the weather band extends from April through March. As of March 31, 2006, heating-degree days for the period April 2005 through March 2006 were approximately 11 percent less than the 30-year average. The Company recorded approximately $338,000 in additional revenues for the quarter to reflect the estimated impact of the WNA tariff for the difference in margin realized for weather between 11 percent and 6 percent warmer than the 30-year average. For the measurement period of April 2004 through March 2005, the heating-degree days were

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

approximately 12 percent less than the 30-year average. As a result, the income statements for the three and six month periods ended March 31, 2005 include approximately $96,000 and $446,000 in additional revenues related to the application of the WNA tariff. On May 3, 2006, Roanoke Gas Company received approval for the WNA rate factors to be used in billing the surcharge to its customers. The WNA tariff is being billed during the May billing cycle. The Company applied the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation, in recording the estimated revenue.

6.	On October 23, 2005, Roanoke Gas Company placed into effect rates providing for approximately $2.0 million in additional annual non-gas revenues subject to refund. In March 2006, Roanoke Gas Company reached a stipulated agreement with the SCC staff for a rate award of $1,663,456. Roanoke Gas received approval from the SCC Hearing Examiner to implement rates designed to collect $1,663,456 in additional annual non-gas revenues on a normalized weather basis beginning April 1, 2006. On April 6, 2006, the SCC issued a final rate order approving the stipulated agreement. Roanoke Gas Company expects to refund the excess revenues collected above those provided for in the rate order in June. The Company has recorded a provision for rate refund including interest associated with customer billings in excess of final approved rates.

7.	On March 24, 2006, the Company and Wachovia Bank renewed the Company’s line-of-credit agreements. The new agreements maintain the same variable interest rates based upon 30 day LIBOR and continue the multi-tier level for borrowing limits to accommodate the Company’s seasonal borrowing demands. Generally, the Company’s borrowing needs are at their lowest in Spring, increase during the Summer and Fall due to gas storage purchases and construction and reach their maximum levels in Winter. The multi-tier approach will keep the Company’s borrowing costs to a minimum by improving the level of utilization on its line-of-credit agreements and providing increased credit availability as borrowing requirements increase. Effective with the execution of the new agreements, the Company’s total available limits under the lines-of-credit are as follows:

Beginning	Available Line of Credit
Apr 1, 2006	$14,000,000
Jul 16, 2006	19,000,000
Sep 16, 2006	29,000,000
Nov 16, 2006	34,000,000
Feb 16, 2007	27,000,000

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

The line-of-credit agreements will expire March 31, 2007, unless extended. The Company anticipates being able to extend or replace the credit lines upon expiration. At March 31, 2006, the Company had $4,153,000 outstanding under its line of credit agreements.

8.	On July 12, 2004, Resources sold the propane assets of its subsidiary, Diversified Energy Company, d/b/a Highland Propane Company (“Diversified”), for approximately $28,500,000 in cash to Inergy Propane, LLC (“Acquiror”). The sale of assets encompassed all propane plant assets (with the exception of a limited number of specific assets being retained by Diversified), including the name “Highland Propane”, customer accounts receivable, propane gas inventory and inventory of propane related materials. The Company realized a gain of approximately $ 9,500,000 on the sale of assets, net of income taxes.

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

The asset purchase agreement did not include land and buildings owned by Diversified. Acquiror leased 10 parcels of real estate consisting of bulk storage facilities and office space from Diversified with an option to purchase such parcels. Prior to the end of June 2005, the Acquiror executed the option to purchase the real estate and closed on all 10 parcels. The operations associated with the real estate for the three month and six-month periods ended March 31, 2005 were reclassified as Discontinued Operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

9.	The Company’s risk management policy allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations. The Company’s risk management policy specifically prohibits the use of derivatives for speculative purposes. The key market risks that the Company would seek to hedge include the price of natural gas and the cost of borrowed funds.

The Company has historically entered into futures, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. During the quarter ended March 31, 2006, the Company had settled all outstanding swap and price cap arrangements for the purchase of natural gas. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia State Corporation Commission (SCC) and the West Virginia Public Service Commission (PSC) currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of these instruments will be passed through to customers when realized.

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

A summary of other comprehensive income and derivative activity is provided below:

	Interest Rate Swap	Natural Gas Derivative	Minimum Pension Liability	Total
Three Months Ended March 31, 2006
Unrealized gains	$447,186	$—	$196,227	$643,413
Income tax expense	(169,752)	—	(74,566)	(244,318)

Net unrealized gains	277,434	—	121,661	399,095

Transfer of realized losses to income	19,960	—	—	19,960
Income tax benefit	(7,576)	—	—	(7,576)

Net transfer of realized losses to income	12,384	—	—	12,384
Net other comprehensive income	$289,818	$—	$121,661	$411,479

	Interest Rate Swap	Natural Gas Derivative	Minimum Pension Liability	Total
Three Months Ended March 31, 2005
Unrealized gains	$21,807	$—	$—	$21,807
Income tax expense	(8,278)	—	—	(8,278)

Net unrealized gains	13,529	—	—	13,529

Transfer of realized losses to income	12,489	—	—	12,489
Income tax benefit	(4,741)	—	—	(4,741)

Net transfer of realized losses to income	7,748	—	—	7,748

Net other comprehensive income	$21,277	$—	$—	$21,277

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

	Interest Rate Swap	Natural Gas Derivative	Minimum Pension Liability	Total
Six Months Ended March 31, 2006
Unrealized gains	$286,989	$—	$392,454	$679,443
Income tax expense	(108,941)	—	(149,133)	(258,074)

Net unrealized gains	178,048	—	243,321	421,369

Transfer of realized losses to income	20,141	—	—	20,141
Income tax benefit	(7,645)	—	—	(7,645)

Net transfer of realized losses to income	12,496	—	—	12,496

Net other comprehensive income	$190,544	$—	$243,321	$433,865

Fair value of marked to market transactions	$320,736	—	—	$320,736

Accumulated comprehensive income (loss)	$198,985	—	(145,591)	$53,394

	Interest Rate Swap	Natural Gas Derivative	Minimum Pension Liability	Total
Six Months Ended March 31, 2005
Unrealized gains	$50,700	$—	$—	$50,700
Income tax expense	(19,246)	—	—	(19,246)

Net unrealized gains	31,454	—	—	31,454

Transfer of realized losses to income	35,853	—	—	35,853

Income tax benefit	(13,610)	—	—	(13,610)

Net transfer of realized losses to income	22,243	—	—	22,243

Net other comprehensive income	$53,697	$—	$—	$53,697

Fair value of marked to market transactions	$13,197	—	—	$13,197

Accumulated comprehensive income	$8,187	—	—	$8,187

10.	Basic earnings per common share for the three months and six months ended March 31, 2006 and 2005 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three months and six months ended March 31, 2006 and 2005 are calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Weighted average common shares	2,114,012	2,073,009	2,108,996	2,069,921
Effect of dilutive securities:
Options to purchase common stock	10,214	14,096	10,503	13,074

Diluted average common shares	2,124,226	2,087,105	2,119,499	2,082,995

11.	RGC Resources, Inc.’s reportable segments are included in the following table. The segments are comprised of gas utilities, energy marketing and parent and other. Parent and other is composed of repair and miscellaneous services, information system services and certain corporate eliminations.

	Gas Utilities	Energy Marketing	Parent and Other	Total
For the Three Months Ended March 31, 2006
Operating revenues	$38,337,210	$7,323,070	$120,786	$45,781,066

Gross margin	8,782,497	145,715	67,410	8,995,622
Operations, maintenance and general taxes	3,714,230	25,671	7,263	3,747,164
Depreciation and amortization	1,066,121	—	847	1,066,968

Operating income	4,002,146	120,044	59,300	4,181,490

Other (income) expenses, net	10,927	(3,011)	—	7,916
Interest expense	685,665	(678)	975	685,962
Income before income taxes	3,305,554	123,733	58,325	3,487,612

For the Three Months Ended March 31, 2005
Operating revenues	$37,377,846	$5,723,011	$215,690	$43,316,547
Gross margin	8,252,509	64,787	155,516	8,472,812
Operations, maintenance and general taxes	3,483,234	15,108	107,139	3,605,481
Depreciation and amortization	1,016,367	—	846	1,017,213

Operating income	3,752,908	49,679	47,531	3,850,118

Other (income) expenses, net	9,437	—	(6,554)	2,883
Interest expense	520,383	—	349	520,732
Income before income taxes	3,223,088	49,679	53,736	3,326,503

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

For the Six Months Ended March 31, 2006
Operating revenues	$82,065,126	$16,167,712	$312,227	$98,545,065

Gross margin	16,422,114	267,095	169,777	16,858,986
Operations, maintenance and general taxes	7,452,715	48,495	18,505	7,519,715
Depreciation and amortization	2,132,241	—	1,694	2,133,935

Operating income	6,837,158	218,600	149,578	7,205,336

Other (income) expenses, net	21,000	(4,454)	(3,103)	13,443
Interest expense	1,351,511	3,228	10	1,354,749
Income before income taxes	5,464,647	219,826	152,671	5,837,144

As of March 31, 2006
Total assets	$111,256,607	$2,821,900	$1,528,678	$115,607,185
Gross additions to long-lived assets	3,356,760	—	—	3,356,760

For the Six Months Ended March 31, 2005
Operating revenues	$66,309,751	$11,177,736	$481,412	$77,968,899

Gross margin	15,255,287	264,486	251,056	15,770,829
Operations, maintenance and general taxes	6,620,138	28,295	104,778	6,753,211
Depreciation and amortization	2,036,949	—	1,693	2,038,642

Operating income	6,598,200	236,191	144,585	6,978,976

Other (income) expenses, net	7,858	—	(38,675)	(30,817)
Interest expense	1,064,743	—	707	1,065,450
Income before income taxes	5,525,599	236,191	182,553	5,944,343

As of March 31, 2005
Total assets	$101,454,475	$2,882,397	$2,437,366	$106,774,238
Gross additions to long-lived assets	3,703,729	—	—	3,703,729

12.	The Company has a Key Employee Stock Option Plan (the “Plan”), which is intended to provide the Company’s executives with long-term (ten-year) incentives and rewards tied to the price of the Company’s common stock. The Company applied the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for this Plan. Under APB Opinion No. 25, no stock-based employee compensation expense is reflected in net income as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. On October 1, 2005, the Company adopted SFAS No. 123R, Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This statement eliminates the alternative to use APB’s Opinion No. 25 intrinsic value method of accounting that was previously allowed

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

under Statement 123. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments on the grant-date fair value of those awards. The Company has adopted the provisions of this statement using the modified prospective application. Under the modified prospective application, only new grants and grants that have been modified, cancelled or have not yet vested as of the effective date of the statement require the recognition of compensation cost. All awards granted and vested prior to the effective date remain under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. No options have been granted under the Plan during the current and prior fiscal year and all outstanding options are fully vested at March 31, 2006. As of March 31, 2006, 2,000 options were available for grant under the Plan.

13.	The Company has both a defined benefit pension plan (the “pension plan”) and a post-retirement benefits plan (the “post-retirement plan”). The pension plan covers substantially all of the Company’s employees and provides retirement income based on years of service and employee compensation. The post-retirement plan provides certain healthcare and supplemental life insurance benefits to retired employees who meet specific age and service requirements. Net pension plan and post-retirement plan expense recorded by the Company is detailed as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Components of net periodic pension cost:

Service cost	$119,320	$81,856	$238,640	$163,712
Interest cost	173,896	157,931	347,792	315,862
Expected return on plan assets	(157,068)	(142,970)	(314,136)	(285,940)
Recognized loss	60,077	15,599	120,154	31,198

Net periodic pension cost	$196,225	$112,416	$392,450	$224,832

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Components of net periodic benefit costs:

Service cost	$42,468	$32,243	$85,301	$64,486
Interest cost	125,060	111,067	248,021	222,134
Expected return on plan assets	(56,640)	(46,453)	(109,343)	(92,906)
Amortization of unrecognized transition obligation	49,434	59,325	108,759	118,650
Recognized loss	19,458	—	42,665	—

Net periodic benefit cost	$179,780	$156,182	$375,403	$312,364

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

The Company contributed $350,000 to its pension plan for the six-month period ended March 31, 2006. The Company expects to make a total contribution of approximately $800,000 to its pension plan and $700,000 to its post-retirement benefit plan during the fiscal year ending September 30, 2006.

14.	Both Roanoke Gas Company and Bluefield Gas Company, subsidiaries of RGC Resources, Inc., operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950’s. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. The extent of contaminants at these sites, if any, is unknown at this time. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognized the Company’s right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company’s financial condition or results of operations.

15.	In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“Medicare Act”) was signed into law. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”) in FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, the Company elected to defer accounting for the effects of the Medicare Act and the accounting for certain provisions of the Medicare Act. In May 2004, the FASB issued definitive accounting guidance for the Medicare Act in FASB Staff Position (“FSP”) 106-2. The Company elected the prospective method of recording the effects of this FSP; therefore, it was effective for the Company in the fourth quarter of fiscal 2004. FSP 106-2 results in the recognition of lower other post-retirement employment benefit costs to reflect prescription drug-related federal subsidies to be received under the Medicare Act.

Subsequent to September 30, 2005, the Company has further evaluated its options as it relates to the application of Medicare Part D. Beginning in January 2006, the Company has dropped drug coverage under its medical plan for Medicare eligible retirees. In its place, the Company will provide eligible retirees with a reimbursement of premiums paid to a qualified

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

prescription drug provider (“PDP”) whereby the PDP will provide the retiree with prescription drug coverage. Under the PDP, retirees have the ability to obtain drug coverage comparable to the coverage previously provided under the medical plan. This plan change will result in the Company’s medical plan not being actuarially equivalent to Medicare Part D. However, the change in the plan is not expected to have a material impact on the accumulated post-retirement benefit obligation and future expense due to the expected cost reductions under the revised plan as compared to the reductions attributable to the subsidy provisions available to actuarially equivalent plans.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include the following: (i) failure to earn on a consistent basis an adequate return on invested capital; (ii) increasing expenses and labor costs and labor availability; (iii) price competition from alternative fuels; (iv) volatility in the price and availability of natural gas; (v) uncertainty in the projected rate of growth of natural gas requirements in the Company’s service area; (vi) general economic conditions both locally and nationally; (vii) increases in interest rates; (viii) volatility in actuarially determined benefit costs; (ix) increased customer delinquencies and conservation efforts resulting from high fuel costs and/or colder weather; (x) developments in electricity and natural gas deregulation and associated industry restructuring; (xi) variations in winter heating degree-days from normal; (xii) changes in environmental requirements, pipeline operating requirements and cost of compliance; (xiii) impact of potential increased governmental oversight and compliance costs due to the Sarbanes-Oxley law; (xiv) failure to obtain timely rate relief for increasing operating or gas costs from regulatory authorities; (xv) ability to raise debt or equity capital; (xvi) impact of uncertainties in the Middle East and related terrorism issues; and (xvii) new accounting standards issued by the Financial Accounting Standards Board, which could change the accounting treatment for certain transactions. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast” or similar words or future or conditional verbs such as “will,” “would,” “should,” “could” or “may” are intended to identify forward-looking statements.

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

For the quarter ended March 31, 2006, the combination of high energy prices and warmer weather continued to be the primary concern of management, as both factors impacted energy consumption. Unlike the first quarter when the high natural gas prices appeared only to affect certain industrial customers, second quarter sales to residential and commercial customers appear to have declined due to both warmer weather and conservation efforts by customers. The conservation is evidenced by tariff volumes declining by 14 percent from the same quarter last year, while the number of heating degree-days (an industry measure by which the average daily temperature falls below 65 degrees Fahrenheit) declined by 8 percent. Furthermore, transportation service customers continued to experience reductions from last year’s delivered natural gas volumes.

Because the respective regulatory commissions in Virginia and West Virginia authorize billing rates for each of the natural gas operations based upon normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. For the quarter ended March 31, 2006, heating degree-days were 8 percent less than the same period last year and 14 percent below the 30-year normal.

The Company’s financial risk exposure to significantly warmer winter weather is partially mitigated by the provisions of a weather normalization adjustment (“WNA”) tariff for Roanoke Gas Company based on a weather occurrence band around the most recent 30-year temperature average. The weather band provides approximately a 6 percent range around normal weather, whereby if the number of heating-degree days falls within approximately 6 percent above or below the 30-year average, no adjustment is made. However, if the number of heating-degree days is more than 6 percent below the 30-year average, the Company’s WNA tariff adds a surcharge to customer bills equal to the equivalent margin lost beyond the approximate 6 percent

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

heating-degree day deficiency. Likewise, if the number of heating-degree days is more than 6 percent above the 30-year average, the Company credits customer bills equal to the excess margin realized above the 6 percent heating-degree day excess. The measurement period in determining the weather band extends from April through March. As of March 31, 2006, heating-degree days for the period April 2005 through March 2006 were approximately 11 percent less than the 30-year average. The Company recorded approximately $338,000 in additional revenues for the quarter to reflect the estimated impact of the WNA tariff for the difference in margin realized for weather between 11 percent and 6 percent warmer than the 30-year average. For the measurement period of April 2004 through March 2005, the heating-degree days were approximately 12 percent less than the 30-year average. As a result, the income statements for the three and six month periods ended March 31, 2005 include approximately $96,000 and $446,000 in additional revenues related to the application of the WNA tariff. On May 3, 2006, Roanoke Gas Company received approval for the WNA rate factors to be used in billing the surcharge to its customers. The WNA tariff is being billed during the May billing cycle.

Results of Operations

Consolidated net income for the three-month and six-month periods ended March 31, 2006 was $2,157,074 and $3,609,256, respectively, compared to $2,063,719 and $3,689,114 for the same periods last year. Net income from continuing and discontinued operations is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net Income
Continuing Operations	$2,157,074	$2,055,609	$3,609,256	$3,672,895
Discontinued Operations	—	8,110	—	16,219

Net Income	$2,157,074	$2,063,719	$3,609,256	$3,689,114

Continuing Operations

Three Months Ended March 31, 2006:

The table below reflects volume activity and heating degree-days.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage
	2006	2005
Delivered Volumes

Regulated Natural Gas (DTH)
Tariff Sales	3,246,778	3,754,368	(507,590)	-14%
Transportation	797,778	880,187	(82,409)	-9%

Total	4,044,556	4,634,555	(589,999)	-13%
Highland Energy (DTH)	620,817	750,117	(129,300)	-17%

Heating Degree Days	1,868	2,038	(170)	-8%
(Unofficial)

The table below reflects operating revenues.

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage
	2006	2005
Operating Revenues

Gas Utilities	$38,337,210	$37,377,846	$959,364	3%
Energy Marketing	7,323,070	5,723,011	1,600,059	28%
Other	120,786	215,690	(94,904)	-44%

Total Operating Revenues	$45,781,066	$43,316,547	$2,464,519	6%

Total operating revenues from continuing operations for the three months ended March 31, 2006 increased by $2,464,519 or 6 percent, compared to the same period last year, primarily due to higher gas costs and implementation of base rate increases more than offsetting reductions in natural gas deliveries due to warmer weather and conservation. Natural gas costs declined from first quarter peak levels; however, the total average unit cost of natural gas still increased by 17 percent over the same period last year. Total regulated natural gas delivered volumes decreased by 13 percent, energy marketing sales volumes declined by 17 percent, and the number of heating degree-days decreased by 8 percent from the same period last year. Other revenues decreased by 44 percent due to the elimination of the services agreement with the Acquiror of Highland Propane Company to provide billing, facility and other services.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage
	2006	2005
Gross Margin

Gas Utilities	$8,782,497	$8,252,509	$529,988	6%
Energy Marketing	145,715	64,787	80,928	125%
Other	67,410	155,516	(88,106)	-57%

Total Gross Margin	$8,995,622	$8,472,812	$522,810	6%

Total gross margin increased by $522,810, or 6 percent, for the quarter ended March 31, 2006 over the same period last year. Regulated natural gas margins increased by $529,988, or 6 percent, as total delivered volume (tariff and transporting) decreased by 589,999 decatherms, or 13 percent. Tariff sales, primarily consisting of residential and commercial usage declined 14 percent due to the 8 percent decrease in heating degree-days and conservation. Transporting volumes, which generally correlate more with economic conditions rather than weather, reflected a reduction of 9 percent from the same period last year. This reduction in transporting volumes appears to be related to a combination of price sensitivity and other economic factors. One industrial customer has converted a portion of its processes to utilize coal as a means to reduce energy costs. A few customers temporarily reduced natural gas consumption by using backup supplies of heating oil and propane. In addition, one customer ceased operations. Industrial consumption could experience additional declines with the pending closing of another industrial customer’s facility.

Even with the shortfall in natural gas deliveries, the Company was still able to realize an increase in regulated natural gas margins due to non-gas cost rate increases, the accrual of revenue related to the WNA tariff discussed above and the recovery of the financing costs (“carrying costs”) related to higher dollar investments in storage gas inventories. Both Roanoke Gas Company and Bluefield Gas Company placed increased rates into effect during the quarter ended December 31, 2005. Roanoke Gas Company’s rates were placed into effect subject to refund pending a final order from the Virginia SCC. Bluefield Gas Company’s rates were placed into effect in accordance with a final rate order issued by the West Virginia PSC. As a result of the new rates, the Company realized an increase in customer base charges, which is a flat monthly fee billed to each natural gas customer, as well as higher volumetric rates. The components of the gas utility margin increase are summarized below.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Margin Increase

Customer Base Charge including rate increase	$100,493
WNA	242,099
Carrying Cost	82,302
Volumetric including rate increase, net of volume reduction	91,479
Other	13,615

Total	$529,988

Beginning in April 2003, the SCC approved a rate structure that allows Roanoke Gas Company to recover financing costs related to the level of investment in inventory and prepaid gas service. Therefore, during times of rising gas costs, Roanoke Gas recognizes revenues to offset the higher financing costs; conversely, Roanoke Gas passes along savings to customers if financing costs decrease due to lower inventory gas balances resulting from reductions in gas costs or volumes. During the quarter ended December 31, 2004, Bluefield Gas Company implemented a similar rate structure as part of its new rates. The net effect of higher prices of gas in storage and the implementation of the carrying cost revenue component for Bluefield Gas resulted in the approximately $82,000 increase in revenues and margin. Due to much warmer weather during the last two heating seasons, the natural gas storage volumes have remained at higher levels than expected during a normal heating season. As a result, carrying cost revenues have been at a higher level than would normally be expected. During periods of declining gas costs and storage gas levels, the Company will experience a reduction in revenues and margins as well.

Energy marketing margins increased by $80,928 as total sales volume decreased by 129,300 decatherms, or 17 percent, compared to the same period last year. The reduction in the energy marketing volumes corresponds to the reductions experienced in transportation volumes under the regulated operations as well as the impact of customers switching marketers based on competitive pricing conditions. The increase in margin was attributable to increasing the spread to offset the greater risks associated with higher energy prices. Other margins decreased by $88,106 due to the elimination of the services agreement with the Acquiror of Highland Propane Company to provide billing, facility and other services.

Operations expenses increased by $73,147, or 3 percent, for the three-month period ended March 31, 2006 compared to the same period last year, primarily due to higher employee benefit costs. The Company experienced an increase of approximately $108,000 attributable to its pension and post-retirement medical plan due to the actuarial effect of reducing the discount rate used in expense and liability calculations as well as the adoption of new mortality tables in its most recent valuation. Maintenance expenses increased $33,689, or 11 percent, over the same period last year. The increase in maintenance primarily related to timing of repairs associated with pipeline leaks in the Company’s distribution system determined through leak surveys.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General taxes increased $34,847, or 7 percent, for the three-month period ended March 31, 2006 compared to the same period last year primarily due to increased business and occupation (B&O) taxes, a revenue sensitive tax, related to higher revenues in the West Virginia natural gas operations, as well as a greater level of payroll and property taxes.

Net other expense increased by $5,033 due to reduction in investment income. As a result of the increased level of borrowing associated with higher gas costs and capital activities, the level of cash available for short-term investments decreased resulting in lower investment earnings.

Interest expense increased by $165,230, or 32 percent, as the Federal Reserve’s monetary policy has led to increasing interest rates on the Company’s variable rate debt combined with a $6,700,000 increase in the Company’s average total outstanding debt during the quarter, $2,700,000 of which resulted from short-term borrowings under lines-of-credit and $4,000,000 from additional long-term debt. The effective average interest rate on the Company’s outstanding lines-of-credit balances increased from 3.1 percent last year to 5.1 percent for the current period while the effective rate on long-term debt held steady at 6.6 percent.

Income tax expense increased by $59,644, which corresponds to the increase in pre-tax income on continuing operations for the quarter. The effective tax rate for the quarter was 38.2 percent.

Six Months Ended March 31, 2006:

The table below reflects volume activity and heating degree-days.

	Six Months Ended March 31,		Increase/ (Decrease)	Percentage
	2006	2005
Delivered Volumes

Regulated Natural Gas (DTH)
Tariff Sales	5,915,939	6,271,519	(355,580)	-6%
Transportation	1,590,427	1,755,846	(165,419)	-9%

Total	7,506,366	8,027,365	(520,999)	-6%

Highland Energy (DTH)	1,275,047	1,470,883	(195,836)	-13%

Heating Degree Days (Unofficial)	3,370	3,412	(42)	-1%

The table below reflects operating revenues.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended March 31,		Increase/ (Decrease)	Percentage
	2006	2005
Operating Revenues

Gas Utilities	$82,065,126	$66,309,751	$15,755,375	24%
Energy Marketing	16,167,712	11,177,736	4,989,976	45%
Other	312,227	481,412	(169,185)	-35%

Total Operating Revenues	$98,545,065	$77,968,899	$20,576,166	26%

Total operating revenues from continuing operations for the six months ended March 31, 2006 increased by $20,576,166, or 26 percent, compared to the same period last year, due to the same reasons provided for the quarter: higher gas costs and the implementation of base rate increases more than offsetting reductions related to lower sales volumes associated with warmer weather and energy conservation. Although total tariff sales of the gas utilities declined by 6 percent, the average unit cost of natural gas delivered to customers increased by 36 percent as energy prices spiked in December due to the combination of cold weather and production issues in the Gulf of Mexico attributable to damage caused by hurricanes last year. Energy marketing revenues increased due to the effects of rising gas costs, even though sales volumes were down by 13 percent. Other revenues decreased by $169,185, or 35 percent, due to the elimination of the services agreement with the Acquiror of the assets of Highland Propane Company to provide billing, facility and other services.

	Six Months Ended March 31,		Increase/ (Decrease)	Percentage
	2006	2005
Gross Margin

Gas Utilities	$16,422,114	$15,255,287	$1,166,827	8%
Energy Marketing	267,095	264,486	2,609	1%
Other	169,777	251,056	(81,279)	-32%

Total Gross Margin	$16,858,986	$15,770,829	$1,088,157	7%

Total gross margin increased by $1,088,157, or 7 percent, for the six-month period ended March 31, 2006 over the same period last year. Regulated natural gas margins increased by $1,166,827, or 8 percent, even though total delivered volume (tariff and transporting) decreased by 520,999 decatherms, or 6 percent. The 6 percent decline in delivered tariff volumes was attributable in part to weather that had slightly fewer heating degree-days; however, the remainder of the volume decrease resulted from customers’ energy conservation in response to high natural gas prices. Transportation sales deliveries, composed of large industrial customers, declined by 9 percent due to energy costs and other economic factors as discussed above. Even though delivered volumes declined, the regulated natural gas margin increased due to non-gas cost rate increases and the recovery of the financing costs (“carrying costs”) related to higher dollar

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

investments in storage gas inventories. The components of the margin increase are summarized below:

Net Margin Increase

Customer Base Charge including rate increase	$223,424
WNA	(107,516)
Carrying Cost	240,704
Volumetric including rate increase, net of volume reduction	799,223
Other	10,992

Total	$1,166,827

The energy marketing division margin increased by $2,609, or 1%, even though total sales volume decreased by 195,836 decatherms, or 13 percent. The reduction in the energy marketing volumes corresponds to the reductions experienced in transportation volumes under the regulated operations. Prior year margin contained revenue related to the sale of a natural gas strip for $143,000 profit in October 2004. The natural gas strip (a commitment to purchase volumes in the future for a fixed price) was not needed to meet the needs of Highland Energy’s customers; therefore, the Company was able to take advantage of market conditions at the time and realize a gain on the transaction. This was a non-recurring transaction and is not expected to be replicated in the future. Excluding the profit on the sale of the decatherm strip last year, energy marketing margins reflected an increase of $145,609 attributable to increasing the margin spread to offset the greater risks associated with much higher energy prices. Other margins decreased by $81,279 due to the elimination of the services agreement with the Acquiror of Highland Propane Company to provide billing, facility and other services.

Operations expenses increased by $555,229, or 11 percent, for the six-month period ended March 31, 2006 compared to the same period last year. The increase is primarily due to higher bad debt expense and employee benefit costs. Bad debt expense increased by approximately $135,000, or 37 percent. This increase corresponds to the increase in total revenue over the same period last year. The combination of a cold December and rapidly increasing natural gas costs generated concern that customer delinquencies would rise at a more than proportionate rate than sales. However, the combination of a much warmer than normal weather and a decline in energy prices during the second quarter has eased pressure on customer delinquency issues, and although delinquencies are higher than last year, the level is consistent with the corresponding increase in sales. Employee benefit costs increased due to higher health care, pension and post-retirement benefit expenses. The Company had been self-insured for medical insurance purposes for the past several years with stop/loss coverage only for extremely high claim activity. The self-insurance program generated volatility in expense due to fluctuating claim levels. During the quarter ended December 31, 2004, claims expense was unusually low. Beginning in January 2005, the Company switched to fully insured coverage to provide a more predictable expense trend, which will reduce volatility between reporting periods but resulted in approximately

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$165,000 in higher cost in the first quarter. The Company also experienced an increase of approximately $233,000 attributable to its pension and post-retirement medical plan due to the actuarial effect of reducing the discount rate used in expense and liability calculations as well as the adoption of new mortality tables in its most recent valuation. Maintenance expenses increased $103,357, or 16 percent, over the same period last year. The increase in maintenance primarily related to repairs of pipeline leaks in the Company’s distribution system determined through leak surveys.

General taxes increased $107,918, or 13 percent, for the six-month period ended March 31, 2006 compared to the same period last year primarily due to a 20 percent increase in business and occupation taxes, a revenue sensitive tax, related to higher revenues in the West Virginia natural gas operations, as well as a greater level of payroll and property taxes.

Other expense, net increased by $44,260 due to investment earnings realized in the prior year on the proceeds from the sale of Highland Propane prior to the payment of the special dividend on December 8, 2004. The Company paid a one-time special dividend of $4.50 per share to distribute the gain realized on the sale of Highland Propane.

Interest expense increased by $289,299, or 27 percent, due to the combination of rising interest rates and a $4,200,000 increase in the average total debt outstanding during the period. The effective average interest rate on the Company’s variable rate lines-of-credit balances increased from 2.9 percent last year to 4.9 percent this year.

Income tax expense decreased by $43,560, which corresponds to the decrease in pre-tax income on continuing operations. The effective tax rate remained consistent with the same period last year at 38.2 percent.

The three-month and six-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2006. The total revenues and margins realized during the first six months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings for the balance of the year will depend primarily on the level of operating and maintenance costs and, to a lesser extent, weather.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Concurrent with the sale of assets, the Company entered into an agreement with Acquiror by which the Company would continue to provide the use of office, warehouse and storage space, computer systems and office equipment and the utilization of Company personnel for billing, propane delivery and related services for the term of one year with an option for an additional year. This agreement expired in July 2005 with the exception of a one-year lease agreement for access to the storage yard in Bluefield, West Virginia.

The asset purchase agreement did not include land and buildings owned by Diversified. Acquiror leased 10 parcels of real estate consisting of bulk storage facilities and office space from Diversified with an option to purchase such parcels. Prior to the end of June 2005, the Acquiror executed the option to purchase the real estate and closed on all 10 parcels. The operations associated with the real estate for the three-month and six-month periods ended March 31, 2006 were reclassified as Discontinued Operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Revenue recognition –Regulated utility sales and transportation revenues are based upon rates approved by the SCC for Roanoke Gas Company and the PSC for Bluefield Gas Company. The non-gas cost component of rates may not be changed without a formal rate increase application and corresponding authorization by the appropriate regulatory commission; however, the gas cost component of rates may be adjusted periodically through the PGA mechanism with approval from the respective commission. Roanoke Gas Company also has a WNA, which is designed to partially offset the impact of weather that is either more than 6 percent warmer than normal or 6 percent colder than normal over a 12 month period. Under the Company’s unregulated energy marketing operations, revenues are recognized when the natural gas is delivered based on the contracted or market price.

The Company bills its regulated natural gas customers on a monthly cycle. The billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for natural gas delivered to customers not yet billed during the accounting period. Determination of unbilled revenue relies on the use of estimates and current and historical data. As of March 31, 2006, the financial statements included unbilled revenue of $4,004,606. The Company also accrues a provision for rate refund

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

during periods in which the Company has implemented new billing rates pending the results of a final review and hearing on the increases by the corresponding state regulatory body. The Company’s estimated refund provision is based upon Commission orders, Commission staff reports, historical experience and discussions with the regulatory body and other relevant factors.

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

Energy Costs

Natural gas commodity prices declined during the quarter as the combination of much warmer than normal weather and resumption of the Gulf of Mexico production to near pre-hurricane levels have eased pressure on prices. Current NYMEX prices are under $7.50 a decatherm; however, natural gas futures prices for natural gas deliveries for the upcoming heating season are at levels above $11.00 a decatherm. Furthermore, the potential impact on the demand for, and price of, natural gas for the production of electricity during the summer cooling period is dependent on the severity of the summer heat. Although natural gas prices have declined from the winter peak, natural gas prices are expected to remain at higher than historical levels for the remainder of the year.

Even though natural gas prices remain at high levels in relation to historical prices for the reasons discussed above, management believes that it has planned for adequate supplies to fulfill projected customer needs. The Company uses various hedging mechanisms, including summer storage injections and financial instruments, to mitigate volatility in energy prices.

Prudently incurred natural gas costs are fully recoverable under the present regulatory Purchased Gas Adjustment (PGA) mechanisms; and increases and decreases in the cost of gas are passed through to the Company’s customers. Although rising energy prices are recoverable through the PGA mechanism for the regulated operations, high energy prices may have a negative impact on earnings through increases in bad debt expense, higher interest costs because the delay in recovering higher gas costs requires borrowing to temporarily fund receivables from customers and reduced energy consumption due to conservation and conversion to alternative fuel sources. The Company’s rate structure provides a level of protection against the impact that rising energy prices may have on bad debts and carrying costs of gas in storage by allowing for more timely recovery of these costs. However, the rate structure will not protect the Company from increased rate of bad debts or increases in interest rates.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory Affairs

On October 23, 2005, Roanoke Gas Company placed into effect rates providing for approximately $2.0 million in additional annual non-gas revenues subject to refund. In March 2006, Roanoke Gas Company reached a stipulated agreement with the SCC staff for a rate award of $1,663,456. Roanoke Gas received approval from the SCC Hearing Examiner to implement rates designed to collect $1,663,456 in additional annual non-gas revenues beginning April 1, 2006. On April 6, 2006, the SCC issued a final rate order approving the stipulated agreement. Roanoke Gas Company expects to refund the excess revenues collected above those provided for in the rate order in June. The Company has recorded a provision for rate refund including interest associated with the total customer billings in excess of final approved rates

On January 19, 2006, Bluefield Gas Company filed an application with the West Virginia PSC for an increase in non-gas rates of $198,841, or 1.7 percent. The requested increase is based on a 10.5 percent return on equity. Any rate increase associated with the filing is expected to become effective in November 2006.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Due to the capital intensive nature of Resources’ utility and energy businesses, as well as the related weather sensitivity, Resources’ primary capital needs are the funding of its continuing construction program and the seasonal funding of its natural gas inventories and accounts receivable. The Company’s construction program is composed of a combination of replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of its natural gas system to meet the demands of customer growth. Total capital expenditures from continuing operations were $3,356,760 and $3,703,729 for the six-month periods ended March 31, 2006 and 2005, respectively. The Company’s total capital budget for the current year is approximately $7,410,000. It is anticipated that future capital expenditures will be funded with the combination of operating cash flow, sale of Company equity securities through the Dividend Reinvestment and Stock Purchase Plan and issuance of debt.

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

	Amounts in (000’s)
Period Ended	Gas in Storage/ Prepaid Gas Service	Accounts Receivable	Total
Mar 31, 2004	$1,071	$14,274	$15,345
Jun 30, 2004	9,059	6,481	15,540
Sep 30, 2004	17,662	5,978	23,640
Dec 31, 2004	17,136	18,938	36,074
Mar 31, 2005	7,800	17,437	25,237
Jun 30, 2005	17,037	7,746	24,783
Sep 30, 2005	23,465	7,442	30,907
Dec 31, 2005	20,914	28,928	49,842
Mar 31, 2006	10,850	19,862	30,712

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

On March 24, 2006, the Company and Wachovia Bank renewed the Company’s line-of-credit

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

agreements. The new agreements maintain the same variable interest rates based upon 30-day LIBOR and continue the multi-tier level for borrowing limits to accommodate the Company’s seasonal borrowing demands. Generally, the Company’s borrowing needs are at their lowest in Spring, increase during the Summer and Fall due to gas storage purchases and construction and reach their maximum levels in Winter. The multi-tier approach will keep the Company’s borrowing costs to a minimum by improving the level of utilization on its line-of-credit agreements and providing increased credit availability as borrowing requirements increase. Effective with the execution of the new agreements, the Company’s total available limits under the lines-of-credit are as follows:

Beginning	Available Line of Credit
Apr 1, 2006	$14,000,000
Jul 16, 2006	19,000,000
Sep 16, 2006	29,000,000
Nov 16, 2006	34,000,000
Feb 16, 2007	27,000,000

The line-of-credit agreements will expire March 31, 2007, unless extended. The Company anticipates being able to extend or replace the credit lines upon expiration. At March 31, 2006, the Company had $4,153,000 outstanding under its line-of-credit agreements.

In November 2005, Roanoke Gas Company and Bluefield Gas Company each entered into agreements to refinance maturing debt. Roanoke Gas Company entered into an unsecured 5-year variable rate note with provision for annual renewals thereafter in the amount of $15,000,000. The proceeds of this note were used to refinance the $8,000,000 unsecured note due November 30, 2005 and $4,000,000 in outstanding line-of-credit balance. The remainder of the proceeds was used to call the $3,000,000 collateralized term debenture due in 2016, including a call premium of $206,250. Bluefield Gas Company entered into an unsecured 31-month variable rate note in the amount of $2,000,000. The proceeds from this note were used to refinance the $2,000,000 unsecured note due November 21, 2005. The Company entered into an interest rate swap agreement on the Roanoke Gas note for the purpose of fixing the interest rate over the total term of the note.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stockholders equity increased by $3,320,599 for the six months ended March 31, 2006, primarily due to earnings and proceeds from stock issued under the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The activity is summarized below:

Net income	$3,609,256
Dividends	(1,268,894)
DRIP	468,727
Restricted stock and stock options	77,645
Net comprehensive income	433,865

Increase in stockholders’ equity	$3,320,599

At March 31, 2006, the Company’s consolidated long-term capitalization was 58 percent equity and 42 percent debt.

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

Interest Rate Risk

The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At March 31, 2006, the Company had $4,153,000 outstanding under its lines of credit and $2,000,000 outstanding on an intermediate-term variable rate note for Bluefield Gas. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable rate debt outstanding at March 31, 2006 would have resulted in an increase in quarterly interest expense of approximately $15,000. The Company also has a $15,000,000 intermediate term variable rate note that is currently being hedged by a fixed rate interest swap. The balance of the long-term debt is at fixed rates.

Commodity Price Risk

The Company manages the price risk associated with purchases of natural gas by using a combination of fixed price contracts, gas storage injections and derivative commodity instruments including futures, price caps, swaps and collars. During the quarter, the Company used both storage gas and derivative swap arrangements for the purpose of hedging the price of natural gas. Under the Company’s regulated natural gas operations, any cost incurred or benefit received from the derivative arrangements is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia SCC and the West Virginia PSC currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contract will be passed through to customers when realized. As of March 31, 2006, all natural gas derivative contracts had been settled.

ITEM 4 – CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006, the Company’s Chief Executive Officer and principal financial officer have concluded that these disclosure controls and procedures are effective. There has been no change during the quarter ended March 31, 2006, in the Company’s internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, this internal control over financial reporting.

Part II – Other Information

ITEM 2 – CHANGES IN SECURITIES.

Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the “Restricted Stock Plan”), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions (“restricted stock”). A participant can, subject to approval of Directors of the Company (the “Board”), elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company’s common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on Section 3(a)(11) and Section 4(2) exemptions under the Securities Act of 1933 (the “Act”) and will vest only in the case of the participant’s death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant’s voluntary resignation during his term on the Board or (ii) removal for cause. During the quarter ended March 31, 2006, the Company issued a total of 830.573 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

Investment Date	Price	Number of Shares
1/3/2006	$25.000	257.335
2/1/2006	$25.020	286.505
3/1/2006	$25.000	286.733

On February 1 and March 1, 2006, the Company issued a total of 3,844.000 shares of its common stock as bonuses to certain employees and management personnel as rewards for performance and service. The 3,844.000 shares were not issued in a transaction constituting a “sale” within the meaning of section 2(3) of the Act.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 30, 2006, the Company held its Annual Meeting of Shareholders to elect three directors and to ratify the selection of independent auditors.

Shareholders elected all nominees for Class C directors as listed below to serve a three year term expiring at the Annual Meeting of Shareholders to be held in 2009.

Director	Shares For	Shares Withheld	Shares Not Voted
Frank T. Ellett	1,706,667	8,839	390,033
Maryellen F. Goodlatte	1,698,061	17,445	390,033
George W. Logan	1,702,173	13,333	390,033

Part II – Other Information

Abney S. Boxley, III, S. Frank Smith and John B. Williamson, III continue to serve as Class A directors until the Annual Meeting of Shareholders to be held in 2007. J. Allen Layman, Nancy H. Agee and Raymond D. Smoot, Jr. continue to serve as Class B directors until the Annual Meeting of Shareholders to be held in 2008.

Shareholders approved the selection by the Board of Directors of the firm Brown Edwards & Company, LLP as independent auditors for the fiscal year ending September 30, 2006, by the following vote.

Shares For	Shares Against	Shares Abstaining	Shares Not Voted
1,699,026	9,318	7,162	390,033

ITEM 6 – EXHIBITS

Number	Description
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC Resources, Inc.

Date: May 12, 2006	By:	/s/ Howard T. Lyon
Howard T. Lyon
Vice-President, Treasurer and Controller
(Principal Financial Officer)