Form 10-K
period 2006-09-30
RGC RESOURCES INC
filed 2006-12-20
CIK 1069533

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filler” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

State the aggregate market value of the voting stock and non voting common equity held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: March 31, 2006. $54,185,827

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 30, 2006
COMMON STOCK, $5 PAR VALUE	2,149,390 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the RGC Resources, Inc. 2006 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof.

Portions of the RGC Resources, Inc. Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

Historical Development

The Company was initially incorporated in Virginia on July 31, 1998 for the primary purpose of becoming the holding company for Roanoke Gas Company (“Roanoke Gas”) and its former subsidiaries, Bluefield Gas Company (“Bluefield Gas”) and Diversified Energy Company (“Diversified”). Effective July 1, 1999, Roanoke Gas and its subsidiaries were reorganized into a holding company structure (the “Reorganization”). As a result of the Reorganization: (i) Resources became a holding company owned by the former shareholders of Roanoke Gas; (ii) Resources became the sole owner of the stock of Roanoke Gas, Bluefield Gas and Diversified; (iii) Commonwealth Public Service Corporation, a former subsidiary of Bluefield, merged its natural gas distribution business into Roanoke Gas; (iv) Roanoke Gas and Bluefield Gas continued to operate in the natural gas distribution business as subsidiaries of Resources; and (v) Diversified continued to carry on its nonutility business as a subsidiary of Resources.

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

On July 12, 2004, Resources sold the propane assets of its subsidiary, Diversified, d/b/a Highland Propane Company. On June 26, 2005 Resources sold the remaining 10 parcels of property owned by Diversified.

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

In March 1994, the Highland Energy (formerly Highland Gas Marketing) division of Diversified was established to broker natural gas to several industrial transportation customers of Roanoke Gas and Bluefield Gas. On July 10, 2006, Diversified entered into an asset purchase and sale agreement for the sale of the assets relating to its energy marketing business to Atmos Energy Marketing, LLC (“Atmos”). The assets sold include the gas supply contracts between Highland Energy and its customers and related business records. The date of transfer was set as the date from the first meter read performed for each of the end user customers on or after August 1, 2006.

On October 11, 2000, the information technology department of Resources formed RGC Ventures of Virginia, Inc., to do business as Application Resources, Inc. to provide information technology consulting services to Orcom Solutions, Inc.

Services

With the sale of both the propane operations in 2004 and the energy marketing operations in August 2006, Resources activities consist almost entirely of natural gas distribution operations with a nominal level of unregulated services.

Resources maintains an integrated natural gas distribution system. Natural gas is purchased from suppliers and distributed to residential, commercial and large industrial users through underground mains and services. Approximately 90.4 percent of the Company’s customers are residential, approximately 9.5 percent are commercial users, and the remaining percentage is made up of large industrial and transportation customers, who received approximately 31 percent of the Company’s total annual delivered volume in 2006 under the Company’s interruptible tariff and transportation gas services.

Exclusive of discontinued operations, Resources’ natural gas distribution business accounted for approximately 99 percent of the total revenues generated by the Company in fiscal years 2006, 2005 and 2004. Increases or decreases in the cost of natural gas are passed on to customers through the purchased gas adjustment mechanism. Therefore, the Company’s revenues are impacted by changes in gas costs as well as by changes in volume due to weather and economic conditions. Furthermore, higher gas costs, which the Company is able to pass through to customers, may cause customers to conserve or, in the case of industrial customers, to use alternative energy sources.

The Company’s retail sales are seasonal and temperature-sensitive as the majority of the gas sold by Resources is used for heating. For the fiscal year ended September 30, 2006, approximately 55 percent of the Company’s total decatherms (“DTH”) of natural gas sales were made in the four-month period of December through March. (A decatherm is a measurement of heat equivalent to one million BTU where one BTU is equal to the amount of heat required to raise the temperature of one pound of liquid water by one degree Fahrenheit.) Total natural gas deliveries were 10,482,865 DTH, 11,452,388 DTH and 11,903,920 DTH in fiscal years 2006, 2005 and 2004, respectively. The Company’s actual heating degree days in fiscal 2006 were approximately 88 percent of the 30-year normal, as compared with approximately 90 percent and 93 percent of the 30-year normal in fiscal years 2005 and 2004, respectively.

Suppliers

Roanoke Gas Company and Bluefield Gas Company are each served by multiple interstate and intrastate pipelines. Roanoke Gas is served by Columbia Gas Transmission Corporation and Columbia Gulf Transmission Corporation (together “Columbia”), and East Tennessee Natural Gas Company, Tennessee Gas Pipeline, Midwestern Gas Transmission and Virginia Gas Pipeline Company. Bluefield Gas is served by Columbia and Abbs Valley Pipeline. Columbia historically has delivered approximately 55 percent of Roanoke Gas’ gas supply and 80 percent of Bluefield Gas’ gas supply, while the other pipelines deliver the balance of each companies’ requirements. The rates paid for natural gas transportation and storage services purchased from the interstate pipeline companies are established by tariffs approved by FERC. These tariffs contain flexible pricing provisions, which, in some instances, authorize these transporters to reduce rates and charges to meet price competition.

The Company currently uses long-term (multi-year) contracts to meet its system requirements. The Company’s current suppliers include Sequent Energy and Dart Energy Corporation. The Company expects its firm supply agreements will be sufficient to supply the total system requirements during the period October 1, 2006 through September 30, 2007.

The Company uses summer storage programs to supplement gas supply requirements during the winter months. The Company injects summer gas into its liquefied natural gas storage facility, which is capable of storing up to 220,000 DTH for use during peak demand winter periods. In addition, the Company has contracted for storage reserves from Columbia, Tennessee Gas Pipeline and Virginia Gas Pipeline Company with a combined total of more than three million decatherms of storage capacity. Roanoke Gas and Bluefield Gas each utilize Sequent Energy Company as its asset manager to manage their pipeline transportation and storage rights and gas supply inventories and deliveries in addition to being their primary supplier of natural gas.

Having multiple pipelines at each location, a liquefied natural gas facility for peak shaving purposes and a number of underground storage options, the Company believes that it is well positioned to provide adequate gas supply for future customer growth.

Competition

Resources competes with suppliers of other energy sources such as fuel oil, electricity, propane and coal. Competition can be intense among the other energy sources and can be based primarily on price. This is particularly true for industrial applications where sales are at risk to price competition in markets, which may swing to other fuels, unless environmental regulation restrictions limit the usage of other fuels. Rising natural gas prices, compounded by the effect of the damage caused by Hurricane Katrina to natural gas production facilities, appeared to influence consumer behavior as natural gas sales volumes during the winter and early spring appeared to decline relative to weather and to the corresponding periods in 2005 and 2004. Nevertheless, the Company continues to provide service to a majority of the new residential construction market located along or near gas distribution mains in its service area.

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

Employees

At September 30, 2006, Resources had 135 full-time employees. As of that date, 42 employees, or 31 percent of the Company’s full-time employees, belonged to the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial International Union, Local No. 2-515. Roanoke Gas Company currently has 35 of the unionized employees who are currently covered under a collective bargaining agreement. The union has been in place at the Company since 1952. The Roanoke Gas collective bargaining agreement will expire on July 31, 2010. Bluefield Gas Company currently has 7 unionized employees who are currently covered under a separate bargaining agreement. The Bluefield Gas collective bargaining agreement will expire on July 4, 2007. Management maintains an amicable relationship with the union.

Item 1A.	Risk Factors.

The Company is exposed to various risks and uncertainties that may affect the operations, performance, development and results of the Company’s business including the following: (i) failure to earn on a consistent basis an adequate return on invested capital; (ii) ability to retain and attract professional and technical employees; (iii) price competition from alternative fuels; (iv) volatility in the price and availability of natural gas; (v) uncertainty in the projected rate of growth of natural gas requirements in the Company’s service area; (vi) general economic conditions both locally and nationally; (vii) increases in interest rates; (viii) increased customer delinquencies and conservation efforts resulting from high fuel costs and/or colder weather; (ix) developments in electricity and natural gas deregulation and associated industry restructuring; (x) variations in winter heating degree-days from normal; (xi) changes in environmental requirements, pipeline operating requirements and cost of compliance; (xii) impact of potential increased regulatory oversight and compliance requirements costs due to financial, environmental, safety and system integrity laws and regulations; (xiii) failure to obtain timely rate relief for increasing operating or gas costs from regulatory authorities; (xiv) ability to raise debt or equity capital; (xv) impact of terrorism; (xvi) volatility in actuarially determined benefit costs: and (xvii) new accounting standards issued by the Financial Accounting Standards Board, which could change the accounting treatment for certain transactions.

The most significant risk factors include the following:

High natural gas prices:

The combination of the damage to natural gas production and transportation facilities attributable to Hurricane Katrina in 2005 and demand for natural gas for electric generation resulted in a significant rise in natural gas prices during this past winter. Since then, the price of natural gas has declined; however, prices still remain higher than historical levels. If natural gas prices return to the higher levels experienced during this past winter season, the Company may encounter a more than proportionate increase in bad debts and continued sales volume reductions attributable to conservation or customers converting to other energy or heating fuels.

Warm winter weather:

The Company’s business is seasonal in nature and relies upon the sale of natural gas primarily as a heating fuel. In addition, the Company’s non-gas margin rates are established based upon projected sales assuming weather utilizing a trailing 30-year period. In years where winter weather is warmer than the trailing 30-year period, customers use less natural gas as a heating fuel. This results in reduced sales and lower margins. The inclusion of a weather normalization adjustment (the “WNA”) factor as part of Roanoke Gas Company’s rate structure has partially mitigated the risk of a warm winter. The WNA factor operates so if the number of heating degree-days is less than approximately 6 percent above or below the 30-year average, no adjustments are made. If the number of heating degree-days is more than 6 percent below the 30-year average, the WNA factor allows the Company to add a surcharge to firm customer bills equal to the equivalent margin lost below the approximate 6 percent deficiency. Likewise, if the number of heating-degree days were more than 6 percent above the 30-year average, the Company would credit firm customer bills equal to the excess margin realized above the 6 percent heating degree-days. The period for these measurements extends from April through March with any adjustment to be made to customer bills in late spring.

Item 2.	Properties.

The property contained within the “Utility Plant” designation on the Company’s consolidated balance sheet consists of storage plant, transmission plant, distribution plant and general plant as categorized by natural gas utilities. Transmission and distribution plant represent almost 87 percent of the total investment in plant. The Company has approximately 1,150 miles of transmission and distribution pipeline to serve the Company’s 59,300 customers in the Company’s service territories. All “Utility Plant” is owned by either Roanoke Gas or Bluefield Gas.

Roanoke Gas owns and operates six metering stations through which it measures and regulates the gas being delivered by its suppliers. Roanoke Gas also owns two metering stations located on property owned by East Tennessee Natural Gas Company. These stations are located at various points throughout the Company’s distribution system.

Roanoke Gas also owns a liquefied natural gas storage facility located in Botetourt County that has the capacity to hold 220,000 DTH of natural gas.

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

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended September 30, 2006.

Item	Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 29, 2007.

The names, ages and positions of all of the executive officers of RGC Resources, Inc. as of September 30, 2006, are listed below with their business experience for the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Previous and present duties and responsibilities:

Name and Age	Position and Business Experience
John B. Williamson, III, 52	January 2002 to present	President, CEO & Chairman

	July 1999 to January 2002	President & CEO

	February 1998 to July 1999	President & CEO – Roanoke Gas

	January 1993 to January 1998	Vice President - Rates and Finance - Roanoke Gas

John S. D’Orazio, 46	January 2003 to present	Vice President & COO – Roanoke Gas Company

	April 2002 to January 2003	Vice President – Marketing and Customer Service – Roanoke Gas

	August 1999 to March 2002	President & COO – Diversified Energy Company

	February 1998 to July 1999	Vice President - Marketing & New Construction – Roanoke Gas

Name and Age	Position and Business Experience
	June 1995 to January 1998	Director – Marketing & New Construction – Roanoke Gas

Dale P. Moore, 51	January 2002 to present	Vice President & Secretary

	January 2001 to January 2002	Vice President & Assistant Secretary

	July 1999 to January 2001	Assistant Vice President & Assistant Secretary

	May 1998 to July 1999	Director – Rates and Regulatory Affairs – Roanoke Gas

Howard T. Lyon, 45	January 2003 to present	Vice President, Treasurer & Controller

	January 2002 to January 2003	Controller & Treasurer

	July 1999 to January 2002	Controller & Assistant Treasurer

	December 1987 to July 1999	Controller – Roanoke Gas

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth under the caption “Market Price and Dividend Information” in the 2006 Annual Report to Shareholders is incorporated herein by reference. As of November 30, 2006, there were approximately 1,565 holders of record of the Company’s common stock. This number does not include all beneficial owners of common stock who hold their shares in “street name.”

A summary of the Company’s equity compensation plans follows as of September 30, 2006:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	44,000	19.485	52,052
Equity compensation plans not approved by security holders	—	—	—

Total	44,000		52,052

Item 6.	Selected Financial Data.

The information set forth under the caption “Selected Financial Data” in the 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information set forth under the caption “Market Risk” in the 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of the registrant and the Report of Independent Registered Public Accounting Firm included in the 2006 Annual Report to Shareholders are incorporated herein by reference:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of September 30, 2006 and 2005

3.	Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2006, 2005 and 2004

4.	Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2006, 2005 and 2004

5.	Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004

6.	Notes to Consolidated Financial Statements for the years ended September 30, 2006, 2005 and 2004

A financial statement schedule regarding valuation and qualifying accounts is included under Item 15 of Part IV below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RGC Resources, Inc.

Roanoke, Virginia

We have audited, before the effects of the retrospective adjustments for the discontinued operations of the energy marketing division and change in reportable segments discussed in Note 2 to the consolidated financial statements, the consolidated balance sheet of RGC Resources, Inc. and subsidiaries (the “Company”) as of September 30, 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years ended September 30, 2005 and 2004 (the 2005 and 2004 consolidated statements of income and comprehensive income and of cash flows before the effects of the retrospective adjustments discussed in Note 2 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2005 and 2004 consolidated financial statements, before the effects of the retrospective adjustments for the discontinued operations of the energy marketing division and change in reportable segments discussed in Note 2 to the consolidated financial statements, present fairly, in all material respects, the financial position of the Company as of September 30, 2005, and the results of its operations and its cash flows for the years ended September 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, on July 12, 2004, the Company sold substantially all of the assets of its subsidiary, Diversified Energy Company, d/b/a Highland Propane Company (“Highland Propane”), and on June 24, 2005 sold all remaining assets of Highland Propane.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations of the energy marketing division and change in reportable segments discussed in Note 2 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

Deloitte & Touche, LLP

Charlotte, North Carolina

December 15, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of September 30, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes during the quarter ended September 30, 2006 in the Company’s internal control over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, this internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” at the end of Part I of this report. For information with respect to the directors and nominees and the audit committee financial expert of the registrant, see Proposal 1 “Election of Directors of Resources” and “Audit Committee”, respectively, in the Proxy Statement for the 2007 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference. The information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2007 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

The Company has adopted a Code of Ethics applicable to all of its officers, directors and employees. The Company has posted the text of its Code of Ethics on its Internet website at www.rgcresources.com.

Item 11.	Executive Compensation.

The information set forth under the captions “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Performance Graph” in the Proxy Statement for the 2007 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information pertaining to shareholders beneficially owning more than five percent of the registrant’s common stock and the security ownership of management, which is set forth under the captions “Annual Meeting of Shareholders” and “Security Ownership of Management” in the Proxy Statement for the 2007 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

The information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement for the 2007 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

The information with respect to certain transactions with management of the registrant, which is set forth under the caption “Transactions with Management” in the Proxy Statement for the 2007 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement for the 2007 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this report:

1.	Financial statements filed as part of this report:

All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

2.	Financial statement schedules filed as part of this report:

All schedules are omitted with the exception of the valuation and qualifying accounts, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE SCHEDULES

Board of Directors and Stockholders

RGC Resources, Inc.

We have audited the consolidated financial statements of RGC Resources, Inc. and Subsidiaries (the “Company”) as of September 30, 2006 and for the year then ended, and have issued our report thereon dated November 15, 2006 (which report expresses an unqualified opinion and includes the audit of adjustments to the 2005 and 2004 financial statements to retroactively reflect the energy marketing business as Discontinued Operations, as discussed in Note 2); such financial statements and report are included in your 2005 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the financial statement schedule of the Company listed in Part IV, Item 15 of the Form 10-K for the year ended September 30, 2006. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule as of and for the year ended September 30, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The financial statements of RGC Resources, Inc. and Subsidiaries as of September 30, 2005, and for the two years ended September 30, 2005, before the adjustment to reflect the operations of the energy marketing division as discontinued operations as described in Note 2, were audited by other auditors whose report, dated December 15, 2005, expressed an unqualified opinion on those statements. In addition, the prior auditors expressed an unqualified opinion on the financial statement schedule, when considered in relation to the basic financial statements taken as a whole.

/s/ Brown, Edwards & Company LLP

CERTIFIED PUBLIC ACCOUNTANTS

319 McClanahan Street, S.W.

Roanoke, Virginia

November 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RGC Resources, Inc.

Roanoke, Virginia

We have audited, before the effects of the retrospective adjustments for the discontinued operations of the energy marketing division and change in reportable segments discussed in Note 2 to the consolidated financial statements, the consolidated balance sheet of RGC Resources, Inc. and subsidiaries (the “Company”) as of September 30, 2005, and for each of the two years in the period ended September 30, 2005 and 2004 (the 2005 and 2004 consolidated statements of income and comprehensive income and of cash flows before the effects of the retrospective adjustments discussed in Note 2 to the consolidated financial statements are not presented herein), and have issued our report thereon dated December 15, 2005 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the sale of the assets of its subsidiary, Diversified Energy Company, d/b/a Highland Propane Company, described in Note 2). Our audits also included the financial statement schedule of the Company listed in Item 15 for each of the two years in the period ended September 30, 2005. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on such schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

December 15, 2005

RGC Resources, Inc.

Valuation and Qualifying Accounts

For the Years Ended September 30, 2006, 2005 and 2004

Additions
Description	Year	Beginning Balance	Charged to Expense		Charged to Other Accounts	Deductions		Ending Balance
Allowance for Doubtful Accounts
	2004 2005 2006	163,900 38,525 284,008	486,949 685,388 568,545		289,179 340,185 299,172	(901,503 (780,090 (1,116,745	) ) )	38,525 284,008 34,980
Accrued Medical Self-Insurance
	2004 2005 2006	448,568 340,934 20,000	829,199 (39,231 (17,813	) )	— — —	(936,833 (281,703 4,313	) )	340,934 20,000 6,500
Other
	2004 2005 2006	27,000 85,000 83,874	58,000 37,100 58,047		— — —	— (38,226 (19,774	) )	85,000 83,874 122,147

3.	Exhibits to this Form 10-K filed as part of this report:

Exhibit No.	Description
2(a)	Amended and Restated Agreement and Plan of Merger and Reorganization (incorporated by reference to Exhibit 2 to Form 8-K filed on July 2, 1999)

2(b)	Asset Purchase Agreement, dated July 12, 2004, by and among Diversified Energy Company d/b/a Highland Propane Company, RGC Resources, Inc. and Inergy Propane, LLC (incorporated herein by reference to the exhibit filed with the Form 8-K dated July 27, 2004)

2(c)	Asset Purchase and Sale Agreement by and between Diversified Energy Company and Atmos Energy Marketing, dated July 10, 2006 (incorporated by reference to Exhibit 2.1 on Form 8-K as filed July 27, 2006)

3(a)	Articles of Incorporation of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

3(b)	Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4(a)	Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4(b)	Article I of the Bylaws of RGC Resources (included in Exhibit 3(b) hereto)

4(c)	Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (SEC file number reference 0-367))

4(d)	RGC Resources, Inc., Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 4 (c) to Registration Statement No. 333-106065 on Form S-2 filed as of June 12, 2003)

10(a)	Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(b)	NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(c)	FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(h)(h)(h) of the Quarterly Report Form 10-Q for the period ended December 31, 2004)

10(d)	FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(i)(i)(i) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(e)	SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(f)	FTS-1 Service Agreement between Columbia Gulf Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Quarterly Report on Form 10-Q for period ended December 31, 2004)

10(g)	ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(h)	Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(i)	Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(j)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(k)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(l)	Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(m)	Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(n)	Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(o)	Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(p)	Certificate of Public Convenience and Necessity for Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(q)	Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(r)	Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(s)	Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit 10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(t)	Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10(u)	Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10(v)	Contract between Roanoke Gas Company and Diversified Energy Services, Inc. dated December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(w)	Service Agreement between Bluefield Gas Company and Commonwealth Public Service Corporation dated January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(x)	Gas Storage Contract under rate schedule FS (Market Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(y)	FTS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(l)(l)(l) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(z)	FSS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(m)(m)(m) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(a)(a)	SST Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(n)(n)(n) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(b)(b)	FTS-1 Service Agreement between Columbia Gulf Transmission Corporation and Bluefield Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(o)(o)(o) of the Quarterly Report on Form 10-Q for the fiscal year ended December 31, 2004)

10(c)(c)*	RGC Resources Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999)

10(d)(d)*	RGC Resources, Inc. Amended and Restated Stock Bonus Plan (incorporated herein by reference to Registration Statement No. 333-122746 on Form S-8, filed with the Commission on February 11, 2005)

10(e)(e)	Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(f)(f)	Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(g)(g)	Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(h)(h)*	RGC Resources, Inc. Restricted Stock Plan for Outside Directors (incorporated herein by reference to Exhibit 10(r)(r) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999 SEC file reference number 0-367)

10(i)(i)	FTA Gas Transportation Agreement effective November 1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(j)(j)	SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(k)(k)	FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(l)(l)	FTS Service Agreement effective November 1, 1999, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file reference number 0-367))

10(m)(m)	Firm Storage Service Agreement effective March 19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(n)(n)	FTS-2 Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(p)(p)(p) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(o)(o)	Firm Transportation Agreement effective December 31, 1998, between Phoenix Energy Sales Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(y)(y) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(p)(p)	Firm Storage Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10(q)(q)	Firm Pipeline Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10(r)(r)	ISDA Master Agreement by and between SunTrust Bank and Roanoke Gas Company dated October 7, 2002 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(s)(s)*	Change in Control Agreement by and between RGC Resources, Inc. and Howard T. Lyon dated May 1, 2005 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed May 2, 2005)

10(t)(t)*	Change in Control Agreement by and between RGC Resources, Inc. and Dale P. Moore dated May 1, 2005 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed May 2, 2005)

10(u)(u)	FTS-2 Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(q)(q)(q) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(v)(v)	Natural Gas Asset Management Agreement by and between Roanoke Gas Company and Sequent Energy Management , L.P. dated November 1, 2004 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed November 9, 2004)

10(w)(w)	Natural Gas Asset Management Agreement by and between Bluefied Gas Company and Sequent Energy Management , L.P. dated November 1, 2004 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed November 9, 2004)

10(x)(x)	Promissory Note in the original principal amount of $15,000,000 by and between Roanoke Gas Company and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed December 2, 2005)

10(y)(y)	Loan Agreement by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.2 on Form 8-K as filed December 2, 2005)

10(z)(z)	Unconditional Guaranty by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed December 2, 2005)

10(a)(a)(a)	Commercial Note in the original principal amount of $2,000,000 by and between Bluefield Gas Company and SunTrust Bank, dated as of November 25, 2005 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed December 5, 2005)

10(b)(b)(b)	Loan Agreement by and among Bluefield Gas Company, RGC Resources, Inc. and SunTrust Bank, dated as of November 25, 2005 (incorporated by reference to Exhibit 10.2 on Form 8-K as filed December 5, 2005)

10(c)(c)(c)	Unconditional Guaranty by RGC Resources, Inc. in favor of SunTrust Bank, dated as of November 25, 2005 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed December 5, 2005)

10(d)(d)(d)*	Change in Control Agreement between John B. Williamson, III and RGC Resources, Inc. dated March 1, 2006 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 3, 2006)

10(e)(e)(e)*	Change in Control Agreement between John S. D’Orazio and RGC Resources, Inc. dated March 1, 2006 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 3, 2006)

10(f)(f)(f)	Promissory Note by and between RGC Resources, Inc. and Wachovia Bank, National Association, in the amount of $2,000,000 dated March 24, 2006 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 29, 2006)

10(g)(g)(g)	Promissory Note by and between Roanoke Gas Company and Wachovia Bank, National Association, in the amount of $24,000,000 dated March 24, 2006 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 29, 2006)

10(h)(h)(h)	Promissory Note by and between Bluefield Gas Company and Wachovia Bank, National Association, in the amount of $6,000,000 dated March 24, 2006 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed March 29, 2006)

10(i)(i)(i)	Promissory Note by and between Diversified Energy Company and Wachovia Bank, National Association, in the amount of $3,000,000 dated March 24, 2006 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed March 29, 2006)

10(j)(j)(j)	Unconditional guaranty by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated March 24, 2006 for the benefit of Roanoke Gas Company (incorporated by reference to Exhibit 10.5 on Form 8-K as filed March 29, 2006)

10(k)(k)(k)	Unconditional guaranty by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated March 24, 2006 for the benefit of Bluefield Gas Company (incorporated by reference to Exhibit 10.6 on Form 8-K as filed March 29, 2006)

13	2006 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21	Subsidiaries of the Company

23.1	Consent of Brown Edwards & Company LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RGC RESOURCES, INC.

By:	/s/ Howard T. Lyon	December 20, 2006
	Howard T. Lyon Vice President, Treasurer and Controller (Principal Financial Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John B. Williamson, III	December 20, 2006	Chairman of the Board, President and Chief Executive Officer
John B. Williamson, III	Date

/s/ Howard T. Lyon	December 20, 2006	Vice President, Treasurer and Controller (Principal Financial Officer)
Howard T. Lyon	Date

/s/ Nancy H. Agee	December 20, 2006	Director
Nancy H. Agee	Date

/s/ Abney S. Boxley, III	December 20, 2006	Director
Abney S. Boxley, III	Date

/s/ Frank T. Ellett	December 20, 2006	Director
Frank T. Ellett	Date

/s/ Maryellen F. Goodlatte	December 20, 2006	Director
Maryellen F. Goodlatte	Date

/s/ J. Allen Layman	December 20, 2006	Director
J. Allen Layman	Date

/s/ George W. Logan	December 20, 2006	Director
George W. Logan	Date

/s/ S. Frank Smith	December 20, 2006	Director
S. Frank Smith	Date

/s/ Raymond D. Smoot, Jr.	December 20, 2006	Director
Raymond D. Smoot, Jr.	Date

EXHIBIT INDEX

Exhibit No.	Description
2(a)	Amended and Restated Agreement and Plan of Merger and Reorganization (incorporated by reference to Exhibit 2 to Form 8-K filed on July 2, 1999)

2(b)	Asset Purchase Agreement, dated July 12, 2004, by and among Diversified Energy Company d/b/a Highland Propane Company, RGC Resources, Inc. and Inergy Propane, LLC (incorporated herein by reference to the exhibit filed with the Form 8-K dated July 27, 2004)

2(c)	Asset Purchase and Sale Agreement by and between Diversified Energy Company and Atmos Energy Marketing, dated July 10, 2006 (incorporated by reference to Exhibit 2.1 on Form 8-K as filed July 27, 2006)

3(a)	Articles of Incorporation of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

3(b)	Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4(a)	Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4(b)	Article I of the Bylaws of RGC Resources (included in Exhibit 3(b) hereto)

4(c)	Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (SEC file number reference 0-367))

4(d)	RGC Resources, Inc., Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 4 (c) to Registration Statement No. 333-106065 on Form S-2 filed as of June 12, 2003)

10(a)	Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(b)	NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(c)	FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(h)(h)(h) of the Quarterly Report Form 10-Q for the period ended December 31, 2004)

10(d)	FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(i)(i)(i) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(e)	SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(f)	FTS-1 Service Agreement between Columbia Gulf Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Quarterly Report on Form 10-Q for period ended December 31, 2004)

10(g)	ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(h)	Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(i)	Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(j)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(k)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(l)	Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(m)	Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(n)	Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(o)	Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(p)	Certificate of Public Convenience and Necessity for Tazewell County dated March 25, 1968 (incorporated herein by reference to Exhibit 10(s) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(q)	Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(r)	Ordinance of the Town of Bluefield, Virginia dated August 25, 1986 (incorporated herein by reference to Exhibit 10(u) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(s)	Ordinance of the City of Bluefield, West Virginia dated as of August 23, 1979 (incorporated herein by reference to Exhibit 10(v) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(t)	Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10(u)	Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10(v)	Contract between Roanoke Gas Company and Diversified Energy Services, Inc. dated December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(w)	Service Agreement between Bluefield Gas Company and Commonwealth Public Service Corporation dated January 1, 1981 (incorporated herein by reference to Exhibit 10(f)(f) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(x)	Gas Storage Contract under rate schedule FS (Market Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(y)	FTS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(l)(l)(l) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(z)	FSS Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(m)(m)(m) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(a)(a)	SST Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(n)(n)(n) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(b)(b)	FTS-1 Service Agreement between Columbia Gulf Transmission Corporation and Bluefield Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(o)(o)(o) of the Quarterly Report on Form 10-Q for the fiscal year ended December 31, 2004)

10(c)(c)*	RGC Resources Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999)

10(d)(d)*	RGC Resources, Inc. Amended and Restated Stock Bonus Plan (incorporated herein by reference to Registration Statement No. 333-122746 on Form S-8, filed with the Commission on February 11, 2005)

10(e)(e)	Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(f)(f)	Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(g)(g)	Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(h)(h)*	RGC Resources, Inc. Restricted Stock Plan for Outside Directors (incorporated herein by reference to Exhibit 10(r)(r) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999 SEC file reference number 0-367)

10(i)(i)	FTA Gas Transportation Agreement effective November 1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(j)(j)	SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(k)(k)	FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(l)(l)	FTS Service Agreement effective November 1, 1999, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file reference number 0-367))

10(m)(m)	Firm Storage Service Agreement effective March 19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(n)(n)	FTS-2 Service Agreement between Columbia Gas Transmission Corporation and Bluefield Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(p)(p)(p) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(o)(o)	Firm Transportation Agreement effective December 31, 1998, between Phoenix Energy Sales Company and Bluefield Gas Company (incorporated herein by reference to Exhibit 10(y)(y) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(p)(p)	Firm Storage Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10(q)(q)	Firm Pipeline Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10(r)(r)	ISDA Master Agreement by and between SunTrust Bank and Roanoke Gas Company dated October 7, 2002 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(s)(s)*	Change in Control Agreement by and between RGC Resources, Inc. and Howard T. Lyon dated May 1, 2005 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed May 2, 2005)

10(t)(t)*	Change in Control Agreement by and between RGC Resources, Inc. and Dale P. Moore dated May 1, 2005 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed May 2, 2005)

10(u)(u)	FTS-2 Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(q)(q)(q) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(v)(v)	Natural Gas Asset Management Agreement by and between Roanoke Gas Company and Sequent Energy Management , L.P. dated November 1, 2004 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed November 9, 2004)

10(w)(w)	Natural Gas Asset Management Agreement by and between Bluefield Gas Company and Sequent Energy Management , L.P. dated November 1, 2004 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed November 9, 2004)

10(x)(x)	Promissory Note in the original principal amount of $15,000,000 by and between Roanoke Gas Company and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed December 2, 2005)

10(y)(y)	Loan Agreement by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.2 on Form 8-K as filed December 2, 2005)

10(z)(z)	Unconditional Guaranty by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed December 2, 2005)

10(a)(a)(a)	Commercial Note in the original principal amount of $2,000,000 by and between Bluefield Gas Company and SunTrust Bank, dated as of November 25, 2005 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed December 5, 2005)

10(b)(b)(b)	Loan Agreement by and among Bluefield Gas Company, RGC Resources, Inc. and SunTrust Bank, dated as of November 25, 2005 (incorporated by reference to Exhibit 10.2 on Form 8-K as filed December 5, 2005)

10(c)(c)(c)	Unconditional Guaranty by RGC Resources, Inc. in favor of SunTrust Bank, dated as of November 25, 2005 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed December 5, 2005)

10(d)(d)(d)*	Change in Control Agreement between John B. Williamson, III and RGC Resources, Inc. dated March 1, 2006 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 3, 2006)

10(e)(e)(e)*	Change in Control Agreement between John S. D’Orazio and RGC Resources, Inc. dated March 1, 2006 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 3, 2006)

10(f)(f)(f)	Promissory Note by and between RGC Resources, Inc. and Wachovia Bank, National Association, in the amount of $2,000,000 dated March 24, 2006 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 29, 2006)

10(g)(g)(g)	Promissory Note by and between Roanoke Gas Company and Wachovia Bank, National Association, in the amount of $24,000,000 dated March 24, 2006 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 29, 2006)

10(h)(h)(h)	Promissory Note by and between Bluefield Gas Company and Wachovia Bank, National Association, in the amount of $6,000,000 dated March 24, 2006 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed March 29, 2006)

10(i)(i)(i)	Promissory Note by and between Diversified Energy Company and Wachovia Bank, National Association, in the amount of $3,000,000 dated March 24, 2006 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed March 29, 2006)

10(j)(j)(j)	Unconditional guaranty by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated March 24, 2006 for the benefit of Roanoke Gas Company (incorporated by reference to Exhibit 10.5 on Form 8-K as filed March 29, 2006)

10(k)(k)(k)	Unconditional guaranty by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated March 24, 2006 for the benefit of Bluefield Gas Company (incorporated by reference to Exhibit 10.6 on Form 8-K as filed March 29, 2006)

13	2006 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21	Subsidiaries of the Company

23.1	Consent of Brown Edwards & Company LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Management contract or compensatory plan or agreement.