Form 10-Q
period 2006-12-31
RGC RESOURCES INC
filed 2007-02-02
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter period ended December 31, 2006

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2007
Common Stock, $5 Par Value	2,153,066

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2006	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$781,282	$1,490,141
Accounts receivable - (less allowance for uncollectibles of $504,365 and $34,980, respectively)	16,380,958	5,217,009
Materials and supplies	652,943	649,578
Gas in storage	20,455,901	23,331,703
Prepaid income taxes	—	928,820
Deferred income taxes	2,923,641	2,436,516
Under-recovery of gas costs	380,298	611,435
Other	1,260,191	474,355

Total current assets	42,835,214	35,139,557

Utility Property:
In service	117,105,675	114,958,652
Accumulated depreciation and amortization	(38,557,915)	(37,777,044)

In service, net	78,547,760	77,181,608
Construction work in progress	1,183,637	1,855,743

Utility Plant, Net	79,731,397	79,037,351

Nonutility Property:
Nonutility property	22,762	22,762
Accumulated depreciation and amortization	(21,351)	(20,504)

Nonutility property, net	1,411	2,258

Other assets	468,831	483,406

Total Assets	$123,036,853	$114,662,572

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2006	September 30, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under lines of credit	$11,816,000	$6,613,000
Dividends payable	656,685	643,067
Accounts payable	9,456,464	9,451,343
Customer credit balances	4,654,290	4,403,833
Income taxes payable	610,264	—
Customer deposits	1,589,103	1,293,019
Accrued expenses	3,394,864	3,699,083
Refunds from suppliers - due customers	1,898	2,447
Over-recovery of gas costs	2,607,197	2,112,256
Fair value of marked to market transactions	1,870,586	1,621,439

Total current liabilities	36,657,351	29,839,487

Long-term Debt, Excluding Current Maturities	30,000,000	30,000,000

Deferred Credits and Other Liabilities:
Asset retirement obligations	2,711,916	2,682,138
Regulatory cost of retirement obligations	5,770,971	5,547,642
Deferred income taxes	5,921,389	5,933,626
Deferred investment tax credits	157,188	164,811

Total deferred credits and other liabilities	14,561,464	14,328,217

Stockholders’ Equity:
Common stock, $5 par value; authorized, 10,000,000 shares; issued and outstanding 2,151,805 and 2,138,595 shares, respectively	10,759,025	10,692,975
Preferred stock, no par, authorized, 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	14,760,840	14,521,812
Retained earnings	16,311,739	15,282,909
Accumulated other comprehensive loss	(13,566)	(2,828)

Total stockholders’ equity	41,818,038	40,494,868

Total Liabilities and Stockholders’ Equity	$123,036,853	$114,662,572

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2006 AND 2005

UNAUDITED

	Three Months Ended December 31,
	2006	2005
Operating Revenues:
Gas utilities	$29,723,220	$43,727,916
Other	269,824	191,441

Total operating revenues	29,993,044	43,919,357

Cost of Sales:
Gas utilities	21,648,578	36,088,299
Other	180,548	89,074

Total cost of sales	21,829,126	36,177,373

Gross Margin	8,163,918	7,741,984

Other Operating Expenses:
Operations	2,887,520	2,921,729
Maintenance	347,280	392,417
General taxes	424,783	454,723
Depreciation and amortization	1,125,391	1,066,967

Total other operating expenses	4,784,974	4,835,836

Operating Income	3,378,944	2,906,148
Other Expenses (Income), net	(1,668)	5,527
Interest Expense	659,633	663,655

Income from Continuing Operations Before Income Taxes	2,720,979	2,236,966
Income Tax Expense from Continuing Operations	1,035,464	854,620

Income from Continuing Operations	1,685,515	1,382,346

Discontinued operations:
Income from discontinued operations, net of income taxes of $42,730	—	69,836

Net Income	$1,685,515	$1,452,182

Basic Earnings Per Common Share:
Income from continuing operations	$0.78	$0.66
Discontinued operations	—	0.03

Net income	$0.78	$0.69

Diluted Earnings Per Common Share:
Income from continuing operations	$0.78	$0.66
Discontinued operations	—	0.03

Net income	$0.78	$0.69

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2006 AND 2005

UNAUDITED

	Three Months Ended December 31,
	2006	2005
Net Income	$1,685,515	$1,452,182
Reclassification of (gain) loss transferred to net income	(6,442)	112
Minimum pension liability	—	121,660
Unrealized (loss) gain on cash flow hedges	(4,296)	(99,386)

Other comprehensive income (loss), net of tax	(10,738)	22,386

Comprehensive Income	$1,674,777	$1,474,568

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS

ENDED DECEMBER 31, 2006 AND 2005

UNAUDITED

	Three Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$1,685,515	$1,382,346
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,189,606	1,127,163
Cost of removal of utility plant, net	(39,460)	(46,177)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(6,603,352)	(15,494,161)

Net cash used in continuing operating activities	(3,767,691)	(13,030,829)
Net cash provided by discontinued operations	—	69,836

Net cash used in operating activities	(3,767,691)	(12,960,993)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(1,806,179)	(1,603,750)

Net cash used in investing activities	(1,806,179)	(1,603,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	17,000,000
Retirement of long-term debt and capital leases	—	(13,000,000)
Net borrowings under line-of-credit agreements	5,203,000	11,496,000
Proceeds from issuance of common stock	305,078	201,136
Cash dividends paid	(643,067)	(619,532)

Net cash provided by (used in) financing activities	4,865,011	15,077,604

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(708,859)	512,861
BEGINNING CASH AND CASH EQUIVALENTS	1,490,141	1,349,518

ENDING CASH AND CASH EQUIVALENTS	$781,282	$1,862,379

SUPPLEMENTAL INFORMATION:
Cash paid (received) during the year for:
Interest	$659,361	$598,160
Income taxes net of refunds	(3,206)	33,576

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly RGC Resources, Inc.’s financial position as of December 31, 2006 and the results of its operations and its cash flows for the three months ended December 31, 2006 and 2005. The results of operations for the three months ended December 31, 2006 are not indicative of the results to be expected for the fiscal year ending September 30, 2007 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

2.	The condensed consolidated interim financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes thereto. The condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K.

3.	Certain reclassifications were made to prior year financial statements to place them on a basis consistent with current year presentation with regard to discontinued operations.

4.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.	In July 2006, the Company entered into an asset purchase and sale agreement for the sale of the assets relating to its Highland Energy gas marketing business. The assets sold included the gas supply contracts between Highland Energy and its customers and related business records. The operations associated with the energy marketing operations were reclassified as Discontinued Operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The discontinued operations related to the sale of Highland Energy contracts for the quarter ended December 31, 2005 is as follows:

Three Months Ended December 31, 2005
Discontinued Operations:
Revenues	$8,844,642

Pretax Operating Income	$112,566
Income Tax Expense	(42,730)

Discontinued Operations	$69,836

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

With the sale of the operations of Highland Energy and corresponding reclassification of its operations to discontinued operations, Resources has only one reportable segment as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

6.	Since 2003, Roanoke Gas Company has had in place a weather normalization adjustment tariff (“WNA”) based on a weather occurrence band around the most recent 30-year temperature average. The weather band provides approximately a 6 percent range around normal weather, whereby if the number of heating-degree days (an industry measure by which the average daily temperature falls below 65 degrees Fahrenheit) fell within the weather band, no adjustments would be made. However, if the number of heating-degree days were below the weather band, the Company would add a surcharge to customer bills equal to the equivalent margin lost beyond the weather band deficiency. Likewise, if the number of heating-degree days were above the weather band, the Company would credit customer bills equal to the excess margin realized above the weather band. The measurement period in determining the weather band extends from April through March with any adjustment to be made to customers’ bills in late spring. As of December 31, 2006, heating-degree days for the period April 2006 through December 2006 were approximately 16 percent less than the 30-year average. The Company recorded approximately $328,600 in additional revenues to reflect the estimated impact of the WNA for the difference in margin realized for weather between 16 percent and 6 percent warmer than the 30-year average. The final surcharge or refund to customers will be dependent on the weather during the second quarter. Accordingly, the accrued revenues related to the surcharge may be adjusted up or down from the amount reflected in the December 31, 2006 financial statements. The Company did not accrue additional revenues during the quarter ended December 31, 2005 as the number of heating degree days were approximately 6 percent less than the 30-year average, and therefore, within the weather band range in which no adjustment is made. The Company applied the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, in recording the estimated asset and revenue for the WNA.

7.	During the quarter ended December 31, 2006, Roanoke Gas Company placed into effect new base rates effective for service rendered on and after October 23, 2006 to provide for approximately $1,700,000 in additional annual revenues. These higher rates are subject to refund pending a final order by the Virginia State Corporation Commission (“SCC”). The Company has recorded an estimated reserve that management believes may be refundable to customers based upon the current assessment of its rate increase request. The amount of the final rate award may be more or less than the amount reflected in the financial statements and will not be known until the final Commission order is received. On October 3, 2006, Bluefield Gas Company received a final order from the West Virginia Public Service Commission (“PSC”) approving a rate increase of more than $300,000, based on normal weather. These new base rates were placed into effect on November 16, 2006.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

8.	The Company’s risk management policy allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations. The Company’s risk management policy specifically prohibits the use of derivatives for speculative purposes. The key market risks that RGC Resources, Inc. would seek to hedge include the price of natural gas and the cost of borrowed funds.

The Company has historically entered into futures, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. As of December 31, 2006, the Company had outstanding derivative swap arrangements for the purchase of natural gas. The fair value of these instruments is recorded in the balance sheet with the offsetting entry to overrecovery or underrecovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any prudently incurred cost or benefit received from these instruments is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism.

The Company also entered into an interest rate swap related to the $15,000,000 note issued in November 2005. The swap essentially converted the floating rate note based upon LIBOR into fixed rate debt with a 5.74 percent interest rate. The swap qualifies as a cash flow hedge with changes in fair value reported in other comprehensive income.

A summary of other comprehensive income and derivative activity is provided below:

Three Months Ended December 31, 2006	Interest Rate Swap	Natural Gas Derivative	Minimum Pension Liability	Total
Unrealized losses	$(6,924)	$—	$—	$(6,924)
Income tax benefit	2,628	—	—	2,628

Net unrealized losses	(4,296)	—	—	(4,296)
Transfer of realized gains to income	(10,383)	—	—	(10,383)
Income tax expense	3,941	—	—	3,941

Net transfer of realized gains to income	(6,442)	—	—	(6,442)
Net other comprehensive loss	$(10,738)	$—	$—	$(10,738)
Fair value of marked to market transactions	$(21,866)	$(1,848,720)	$—	$(1,870,586)
Accumulated comprehensive loss	$(13,566)	$—	$—	$(13,566)

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Three Months Ended December 31, 2005	Interest Rate Swap	Natural Gas Derivative	Minimum Pension Liability	Total
Unrealized (losses) gains	$(160,197)	$—	$196,227	$36,030
Income tax benefit (expense)	60,811	—	(74,567)	(13,756)

Net unrealized (losses) gains	(99,386)	—	121,660	22,274
Transfer of realized losses to income	181	—	—	181
Income tax benefit	(69)	—	—	(69)

Net transfer of realized losses to income	112	—	—	112
Net other comprehensive (loss) income	$(99,274)	$—	$121,660	$22,386
Fair value of marked to market transactions	$(146,410)	$107,750	$—	$(38,660)
Accumulated comprehensive loss	$(90,833)	$—	$(267,252)	$(358,085)

9.	Basic earnings per common share for the three months ended December 31, 2006 and 2005 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three months ended December 31, 2006 and 2005 are calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Three Months Ended December 31,
	2006	2005
Weighted average common shares	2,148,054	2,104,089
Effect of dilutive securities:
Options to purchase common stock	9,191	10,791

Diluted average common shares	2,157,245	2,114,880

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

10.	October 1, 2005, the Company adopted SFAS No. 123R, Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments on the grant-date fair value of those awards. The Company has adopted the provisions of this statement using the modified prospective application. All awards granted and vested prior to the effective date remain under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. No options have been granted under the Plan during the current and prior fiscal year and all outstanding options were fully vested at December 31, 2006. As of December 31, 2006, 2,000 options were available for grant under the Plan.

11.	The Company has both a defined benefit pension plan (the “pension plan”) and a post-retirement benefits plan (the “postretirement plan”). The pension plan covers substantially all of the Company’s employees and provides retirement income based on years of service and employee compensation. The postretirement plan provides certain healthcare and supplemental life insurance benefits to retired employees who meet specific age and service requirements. Net pension plan and postretirement plan expense recorded by the Company is detailed as follows:

	Three Months Ended December 31,
	2006	2005
Components of net periodic pension cost:
Service cost	$101,227	$119,320
Interest cost	185,228	173,896
Expected return on plan assets	(172,816)	(157,068)
Recognized loss	18,050	60,077

Net periodic pension cost	$131,689	$196,225

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

	Three Months Ended December 31,
	2006	2005
Components of post-retirement benefit cost:
Service cost	$36,923	$42,833
Interest cost	125,461	122,961
Expected return on plan assets	(59,724)	(52,703)
Amortization of unrecognized transition obligation	47,223	59,325
Recognized loss	2,472	23,207

Net periodic post-retirement benefit cost	$152,355	$195,623

The Company contributed $400,000 to its pension plan for the quarter ended December 31, 2006. The Company expects to make a total contribution of approximately $600,000 to its pension plan and $700,000 to its postretirement benefit plan during the fiscal year ending September 30, 2007.

12.	Both Roanoke Gas Company and Bluefield Gas Company, subsidiaries of RGC Resources, Inc., operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950’s. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. The extent of contaminants at these sites, if any, is unknown at this time. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between the Company and the West Virginia PSC recognized the Company’s right to defer MGP clean-up costs, should any be incurred, and to seek rate relief for such costs. If the Company eventually incurs costs associated with a required clean-up of either MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company’s financial condition or results of operations.

13.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. This statement clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The recognition threshold is based upon whether it is more-likely-than-not that a tax position taken by an enterprise will be sustained upon examination. The measurement attribute of a more-likely-than-not tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The effective date of this statement is for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of this statement but does not anticipate the adoption to have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value methods. This statement does not require any new fair value measurements. Instead, it provides for increased consistency and comparability in fair value measurements and for expanded disclosure surrounding the fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R. This statement requires employers who sponsor one or more single-employer defined benefit plans to recognize the overfunded or underfunded position of such plan(s) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires the measurement of the defined benefit plan assets and obligations as of the date of the employer’s balance sheet date and additional disclosures in the financial statement footnotes. The effective date of this statement is for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the fiscal year end balance sheet date is effective for fiscal years ending after December 15, 2008. The Company has not completed its evaluation of this statement and has not yet determined the full impact on the Company’s financial position or results of operations in light of the current regulatory environment and the application of SFAS No. 71. In the absence of the considerations of SFAS No. 71 and using the most recent actuarial valuation as of June 30, 2006, the effect on the December 31, 2006 balance sheet would have been to increase accrued postretirement benefits and accumulated comprehensive loss by approximately $4,200,000 and $2,600,000, respectively, and decrease deferred income tax liability by approximately $1,700,000. The Company does not expect the adoption of this statement to adversely affect the results of operations or cash flows on a going forward basis.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

From time to time, RGC Resources, Inc. (“Resources” or the “Company”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include the following: (i) failure to earn on a consistent basis an adequate return on invested capital; (ii) ability to retain and attract professional and technical employees; (iii) price competition from alternative fuels; (iv) volatility in the price and availability of natural gas; (v) uncertainty in the projected rate of growth of natural gas requirements in the Company’s service area; (vi) general economic conditions both locally and nationally; (vii) increases in interest rates; (viii) increased customer delinquencies and conservation efforts resulting from high fuel costs and/or colder weather; (ix) developments in electricity and natural gas deregulation and associated industry restructuring; (x) variations in winter heating degree-days from normal; (xi) changes in environmental requirements, pipeline operating requirements and cost of compliance; (xii) impact of potential increased regulatory oversight and compliance requirements due to financial, environmental, safety and system integrity laws and regulations; (xiii) failure to obtain timely rate relief for increasing operating or gas costs from regulatory authorities; (xiv) ability to raise debt or equity capital; (xv) impact of terrorism; (xvi) volatility in actuarially determined benefit costs; (xvii) impact of natural disasters on production and distribution facilities and the related effect on supply availability and price; and (xviii) new accounting standards issued by the Financial Accounting Standards Board, which could change the accounting treatment for certain transactions. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast”, “budget” or similar words or future or conditional verbs such as “will,” “would,” “should,” “could” or “may” are intended to identify forward-looking statements.

Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 61,100 residential, commercial and industrial customers in Roanoke, Virginia and Bluefield, Virginia and West Virginia and the surrounding areas through its Roanoke Gas Company and Bluefield Gas Company subsidiaries. Natural gas service is provided at rates and for the terms and conditions set forth by the State Corporation Commission (“SCC”) in Virginia and the Public Service Commission (“PSC”) in West Virginia.

Resources also provides certain unregulated natural gas related services through Roanoke Gas Company and information system services to software providers in the utility industry through RGC Ventures, Inc. of Virginia, which operates as Application Resources. Such operations represent less than one percent of total revenues and income of Resources.

Winter weather conditions and volatility in natural gas prices both have a direct influence on the quantity of natural gas sales to the Company’s customers and management believes each factor has the potential to significantly impact earnings. A majority of natural gas sales are for space heating during the winter season. Consequently, during warmer than normal winters, customers may significantly reduce their purchase of natural gas. Furthermore, rising natural gas commodity prices could also affect customer usage through conservation or use of alternative fuels.

Because the respective regulatory commissions in Virginia and West Virginia authorize billing rates for each of the natural gas operations based upon normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. For the quarter ended December 31, 2006, heating degree-days (an industry measure by which the average daily temperature falls below 65 degrees Fahrenheit) were 10 percent less than the same period last year and 15 percent lower than the 30-year normal.

The Company has been able to mitigate a portion of the risk associated with warmer than normal winter weather by the inclusion of a weather normalization adjustment (“WNA”) factor as part of Roanoke Gas Company’s rate structure, which allowed the company to recover revenues equivalent to the margin that would be realized at approximately 6 percent warmer than the 30-year normal. The Company recorded approximately $328,600 in additional revenues to reflect the estimated impact of the WNA for the difference in margin realized for weather between 16 percent and 6 percent warmer than the 30-year average. The final surcharge or refund to customers will be dependent on the weather during the second quarter. Accordingly, the accrued revenues related to the surcharge may be adjusted up or down from the amount reflected in the December 31, 2006 financial statements. The Company did not accrue additional revenues during the quarter ended December 31, 2005 as the number of heating degree days were approximately 6 percent less than the 30-year average, and therefore, within the weather band range in which no adjustment is made. Any impact to the customer and the Company either through a surcharge or credit to customer bills will be dependent upon the weather during the next quarter.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management also has concerns regarding the volatility of natural gas prices and the potential for reduced sales in response to increasing prices. Rising natural gas prices may influence the level of sales due to conservation efforts by customers or may result in switching to an alternative fuel. In addition, increasing prices may increase the level of bad debts due to customers’ inability to afford the higher prices. Although current natural gas prices are well below the prices that occurred in the fall of 2005 following damage to natural gas production and transportation facilities from Hurricanes Katrina and Rita, the Company remains concerned about the potential lingering effects that high prices may have on customers’ ongoing conservation efforts. The Company directly experienced the effect of customers’ energy conservation efforts during the last fiscal year’s winter heating season; however, the carryover effect, if any, of conservation practices in the current heating season has not been determined due to the effect of much warmer weather on energy consumption.

Results of Operations

Consolidated net income for the three-month period ended December 31, 2006 was $1,685,515 compared to $1,452,182 for the same period last year. Net income from continuing and discontinued operations is as follows:

	Three Months Ended December 31,
	2006	2005
Net Income
Continuing Operations	$1,685,515	$1,382,346
Discontinued Operations	—	69,836

Net Income	$1,685,515	$1,452,182

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Continuing Operations

The table below reflects volume activity and heating degree-days.

	Three Months Ended December 31,		Increase/ (Decrease)	Percentage
	2006	2005
Delivered Volumes
Regulated Natural Gas (DTH)
Tariff Sales	2,385,672	2,669,161	(283,489)	-11%
Transportation	762,484	792,649	(30,165)	-4%

Total	3,148,156	3,461,810	(313,654)	-9%
Heating Degree Days	1,352	1,502	(150)	-10%
(Unofficial)

The table below reflects operating revenues.

	Three Months Ended December 31,		Increase/ (Decrease)	Percentage
	2006	2005
Operating Revenues
Gas Utilities	$29,723,220	$43,727,916	$(14,004,696)	-32%
Other	269,824	191,441	78,383	41%

Total Operating Revenues	$29,993,044	$43,919,357	$(13,926,313)	-32%

Total operating revenues from continuing operations for the three months ended December 31, 2006 decreased by $13,926,313, or 32 percent, compared to the same period last year, due to the effect that much warmer weather had on both energy consumption and natural gas commodity prices. The total average unit cost of natural gas declined by 33 percent. Total regulated natural gas delivered volumes decreased by 9 percent as the total number of heating degree-days declined by 10 percent from the same period last year. Other revenues increased by 41 percent due to revenues related to other non-regulated natural gas related services.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended December 31,		Increase/ (Decrease)	Percentage
	2006	2005
Gross Margin
Gas Utilities	$8,074,642	$7,639,617	$435,025	6%
Other	89,276	102,367	(13,091)	-13%

Total Operating Margin	$8,163,918	$7,741,984	$421,934	5%

Total gross margin increased by $421,934, or 5 percent, for the quarter ended December 31, 2006 over the same period last year. Regulated natural gas margins increased by $435,025, or 6 percent, even though total delivered volume (tariff and transporting) decreased by 313,654 decatherms, or 9 percent. The regulated operations realized an increase in margin due to the recording of approximately $328,600 in WNA revenues, as discussed above, and the implementation of non-gas rate increases during the quarter. The WNA adjustment essentially increased the regulated margins for Roanoke Gas Company to a position equivalent to margins that would have been realized if the weather had been approximately 6 percent warmer than the 30-year normal. As a result, the WNA negated a majority of the effect that weather had on the gross margin between periods. In addition, both Roanoke Gas Company and Bluefield Gas Company placed increased rates into effect during the quarter ended December 31, 2006. Roanoke Gas Company’s rates were placed into effect subject to refund pending a final order from the Virginia SCC. Bluefield Gas Company’s rates were placed into effect in accordance with a final rate order issued by the West Virginia PSC. These rate increases more than made up for the remaining margin shortfall from last year and provided for the overall increase in regulated margins. The Company realized approximately $107,000 in additional margin from customer base charges, which is a flat monthly fee billed to each natural gas customer, and approximately $338,000 associated with increase in the volumetric price of natural gas. Carrying cost revenues, as explained below, decreased by approximately $16,000 due to changes implemented as part of the new rates placed into effect for Bluefield Gas.

Both Roanoke Gas and Bluefield Gas had approved rate structures in place during the quarter that allowed each company to accrue revenue to cover the financing costs related to the level of investment in natural gas inventory. During this time of rising gas costs and rising inventory levels, both companies recognized revenues to offset the higher financing costs. Conversely, the companies would have passed along savings to customers if financing costs had decreased due to lower inventory gas balances resulting from reductions in gas costs or volumes. As a result of an order by the West Virginia PSC in Bluefield Gas Company’s 2006 rate case, Bluefield ended its separate calculation of carrying cost revenue in November 2006. These revenues are now included as part of the base non-gas rates and will only be adjusted as a result of future rate case filings. The net effect of the change in the rate structure for Bluefield Gas’ carrying cost accounted for the most of the $16,000 decline in these revenues; however, these revenues are now included as part of volumetric sales and margins. Other margins are comparable to last year.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations expenses were down slightly from the same period last year, declining by $34,209, or 1 percent. Decreases in bad debt and employee benefit expenses offset higher expenses associated with an increase in professional services, contracted services and operations labor. Bad debt expense declined by nearly $82,000 due to a 32 percent reduction in revenues. Employee benefit expenses decreased by $87,000 due to reductions in pension and other post employment benefit costs attributable to an increase in the discount rate used to determine the actuarial expense for the current year. Professional services increased by $20,000 primarily related to additional fees associated with the Company’s prior auditors providing their consent to the fiscal 2006 year end financial statements. Contracted services and labor increased approximately $94,000 related to timing of distribution pipeline leak surveys and related operations tasks. Maintenance expenses decreased $45,137, or 12 percent, from the same period last year. The decrease in maintenance primarily related to timing of repairs of pipeline leaks in the Company’s distribution system determined through leak surveys. During the current quarter, resources were directed to conducting the annual leak surveys, which may lead to a reallocation of those resources in the next quarters related to any discovered leaks requiring repair.

General taxes decreased $29,940, or 7 percent, for the three-month period ended December 31, 2006 compared to the same period last year primarily due to lower business and occupation (B&O) taxes, a revenue sensitive tax, related to reduced revenues in the West Virginia natural gas operations. Depreciation expense increased $58,424, or 5 percent, due to the growth in utility plant associated with extending service to new customers and replacing cast iron and bare steel pipe. Net other expense (income) changed by $7,195 due to higher level of investment earnings.

Interest expense decreased slightly by $4,022, or 1 percent, as reductions in borrowings under the Company’s line-of-credit agreements offset the impact of higher interest rates on variable rate debt. The combination of reduced sales volumes and significantly lower commodity prices for natural gas reduced the overall average borrowing requirements for the quarter by nearly $4,500,000, while the effective average interest rate on the Company’s line-of-credit increased from 4.7 percent last year to 5.9 percent for the current period.

Income tax expense increased by $180,844, which corresponds to the increase in pre-tax income on continuing operations for the quarter. The effective tax rate for the quarter was 38.1 percent compared to 38.2 percent for the same period last year.

The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2007. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings depends primarily on weather conditions during the remaining winter months, energy costs and the level of operating and maintenance costs during the remainder of the year.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

In July 2006, the Company entered into an asset purchase and sale agreement for the sale of the assets relating to its Highland Energy gas marketing business. The assets sold included the gas supply contracts between Highland Energy and its customers and related business records. The purchase price for the assets sold by Highland Energy was valued at up to $414,270 with $233,216 received and recognized at the August 2006 closing. The remaining $181,054 will be received on the first anniversary of the close subject to certain retention and sales levels realized by the acquiring entity. The balance received by the Company will be adjusted downward on a customer by customer basis by a prescribed amount to the extent (i) the customer pursuant to an assigned contract is no longer a customer on the anniversary date and such customer was not a customer for two or more months during the preceding 12 month period, or (ii) the customer reduces its average natural gas consumption by more than 20 percent from current annualized levels. The operations associated with the energy marketing operations were reclassified as Discontinued Operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

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

Revenue recognition –Regulated utility sales and transportation revenues are based upon rates approved by the SCC for Roanoke Gas Company and the PSC for Bluefield Gas Company. The non-gas cost component of rates may not be changed without a formal rate increase application and corresponding authorization by the appropriate regulatory commission; however, the gas cost component of rates may be adjusted periodically through the PGA mechanism with approval from the respective commission. Roanoke Gas Company also has a WNA, which is designed to partially offset the impact of weather that is either more than approximately 6 percent warmer than normal or approximately 6 percent colder than normal over a 12 month period. Without the WNA, the Company’s operating revenues and gross margins would have been reduced by approximately $328,600 for the quarter ended December 31, 2006.

The Company bills its regulated natural gas customers on a monthly cycle. The billing cycle periods for most customers do not coincide with the accounting periods used for financial

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reporting. The Company accrues estimated revenue for natural gas delivered to customers not yet billed during the accounting period. Determination of unbilled revenue relies on the use of estimates and current and historical data. The financial statements included unbilled revenues of $5,525,460 and $1,565,727 at December 31, 2006 and September 30, 2006, respectively. The Company also accrues a provision for rate refund during periods in which the Company has implemented new billing rates pending the results of a final review and hearing on the increases by the corresponding state regulatory body. The Company’s estimated refund provision is based upon historical experience, discussions with the regulatory body and other relevant factors.

Bad debt reserves – The Company evaluates the collectibility of its accounts receivable balances based upon a variety of factors including loss history, level of delinquent account balances and general economic climate.

Retirement plans – The Company offers a defined benefit pension plan (“pension plan”) and a postretirement medical and life insurance plan (“postretirement plan”) to eligible employees. The expenses and liabilities associated with these plans are determined through actuarial means requiring the use of estimates and assumptions. In regard to the pension plan, these factors include assumptions regarding discount rate, expected long-term rate of return on plan assets, compensation increases and life expectancies, among others. Similarly, the postretirement plan also requires the estimation of many of the same factors as the pension plan in addition to assumptions regarding rate of medical inflation and Medicare availability. Actual results may differ materially from the results expected from the actuarial assumptions due to changing economic conditions, volatility in interest rates and changes in life expectancy to name a few. Such differences may result in a material impact on the amount of expense recorded in future periods or the value of the obligations on the balance sheet.

Derivatives – As discussed in the “Item 3 - Qualitative and Quantitative Disclosures about Market Risk” section below, the Company may hedge certain risks incurred in the normal operation of business through the use of derivative instruments. The Company applies the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivative instruments as assets or liabilities in the Company’s balance sheet at fair value. In most instances, fair value is based upon quoted futures prices for the natural gas commodities and interest rate futures for interest rate swaps. Changes in the commodity and futures markets will impact the estimates of fair value in the future. Furthermore, the actual market value at the point of realization of the derivative may be significantly different from the values used in determining fair value in prior financial statements.

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

If any portion of the current regulated operations ceased to meet the criteria for application of the provisions of SFAS No. 71, the Company would remove the corresponding regulatory asset or liabilities from the consolidated balance sheets and reflect them within the consolidated statement of income for the period in which the discontinuance occurred.

Asset Management

Both Roanoke Gas Company and Bluefield Gas Company use a third party as an asset manager to manage its pipeline transportation and storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the third party pays both Roanoke Gas Company and Bluefield Gas Company a monthly utilization fee, which is used to reduce the cost of gas for their customers. The current agreements expire October 31, 2007.

Energy Costs

Natural gas prices have decreased significantly from last year’s record high commodity prices. The December closing price for NYMEX (New York Mercantile Exchange) January 2007 deliveries was $5.838 as compared to December 2005 closing price for January 2006 deliveries of $11.431. A combination of strong storage levels entering the heating season, much warmer than normal weather, the absence of damaging hurricane activity in the Gulf of Mexico and falling crude oil prices have contributed to the much lower prices. Natural gas futures indicate that prices should remain at levels lower than the previous year for the balance of the heating season barring any unforeseen circumstances or prolonged colder than normal weather.

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

Regulatory Affairs

On September 14, 2006, Roanoke Gas Company filed an application with the Virginia SCC for an expedited increase in non-gas rates to provide approximately $1,700,000 in additional revenues. The requested rates were placed into effect on October 23, 2006 and are subject to refund for any differences between the implemented rates and the final rates approved by the SCC. A SCC rate order is expected in the spring of 2007.

On October 3, 2006, Bluefield Gas Company received a final order from the West Virginia PSC approving a rate increase of more than $300,000, based on normal weather. These new base rates were placed into effect on November 16, 2006. The final order moved the revenue calculations attributable to carrying cost associated with natural gas in storage and the gas cost portion of bad debts from a gas cost component to a non-gas component of rates included in the increase above. As a result, revenue to cover these costs will only be adjusted as a result of future non-gas rate filings and will not automatically be adjusted for the level and/or price on natural gas in storage, the price of natural gas included in bad debts or changes in interest rates. On January 4, 2007, Bluefield Gas Company filed a new rate application with the West Virginia PSC for an increase in non-gas rates of approximately $450,000. Any rate increase associated with the filing is expected to become effective in November 2007.

Capital Resources and Liquidity

Due to the capital intensive nature of Resources’ utility business, as well as the related weather sensitivity, Resources’ primary capital needs are the funding of its continuing construction program and the seasonal funding of its natural gas inventories and accounts receivable. The Company’s construction program is composed of a combination of replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of its natural gas system to meet the demands of customer growth. Total capital expenditures from continuing operations were $1,806,180 and $1,603,750 for the three-month periods ended December 31, 2006 and 2005, respectively. The Company’s total capital budget for the current year is nearly $6,000,000. It is anticipated that future capital expenditures will be funded with the combination of operating cash flow, sale of Company equity securities through the Dividend Reinvestment and Stock Purchase Plan and issuance of debt.

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

At December 31, 2006, the Company had available lines-of-credit for its short-term borrowing needs totaling $31,000,000, of which $11,816,000 was outstanding. The interest rates under the lines-of-credit are variable based upon 30 day LIBOR. These lines-of-credit expire March 31, 2007, unless extended. The Company anticipates being able to extend or replace the lines-of-credit upon expiration.

Stockholders equity increased by $1,323,170 for the quarter, primarily due to earnings and proceeds from stock issued under the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The activity is summarized below:

Net income	$1,685,515
Dividends	(656,685)
DRIP	216,441
Restricted stock and stock options	88,637
Net comprehensive loss	(10,738)

Increase in stockholders’ equity	$1,323,170

At December 31, 2006, the Company’s consolidated long-term capitalization was 58 percent equity and 42 percent debt.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with interest rates and commodity prices. Interest rate risk is related to the Company’s outstanding long-term and short-term debt. Commodity price risk is experienced by the Company’s regulated natural gas operations. The Company’s risk management policy, as authorized by the Company’s Board of Directors, allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations.

Interest Rate Risk

The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At December 31, 2006, the Company had $11,816,000 outstanding under its lines of credit and $2,000,000 outstanding on an intermediate-term variable rate note for Bluefield Gas. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable rate debt outstanding at December 31, 2006 would have resulted in an increase in quarterly interest expense of approximately $35,000. The Company also has a $15,000,000 intermediate term variable rate note that is currently being hedged by a fixed rate interest swap. The balance of the long-term debt is at fixed rates.

Commodity Price Risk

The Company manages the price risk associated with purchases of natural gas by using a combination of fixed price contracts, gas storage injections and derivative commodity instruments including futures, price caps, swaps and collars. During the quarter, the Company used both storage gas and derivative swap arrangements for the purpose of hedging the price of natural gas. Any cost incurred or benefit received from the derivative arrangements is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. Both the Virginia SCC and the West Virginia PSC currently allow for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contract will be passed through to customers when realized. As of December 31, 2006, a hypothetical 10% reduction in the market price of natural gas would result in an increase of approximately $291,000 in the marked to market adjustment reflected on the Company’s balance sheet related to the outstanding natural gas derivative contracts.

ITEM 4 – CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006, the Company’s Chief Executive Officer and principal financial officer have concluded that these disclosure controls and procedures are effective. There has been no change during the quarter ended December 31, 2006, in the Company’s internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, this internal control over financial reporting.

Part II – Other Information

ITEM 2 – CHANGES IN SECURITIES.

Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the “Restricted Stock Plan”), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions (“restricted stock”). A participant can, subject to approval of Directors of the Company (the “Board”), elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company’s common stock on the Nasdaq-NMS on the first day of the month. The shares of restricted stock are issued in reliance on Section 3(a)(11) and Section 4(2) exemptions under the Securities Act of 1933 (the “Act”) and will vest only in the case of the participant’s death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant’s voluntary resignation during his term on the Board or (ii) removal for cause. During the quarter ended December 31, 2006, the Company issued a total of 820.489 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

Investment Date	Price	Number of Shares
10/2/2006	$25.880	272.252
11/1/2006	$25.900	272.040
12/1/2006	$25.510	276.197

ITEM 6 – EXHIBITS.

Exhibit Number	Description
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC Resources, Inc.

Date: February 2, 2007	By:	/s/ Howard T. Lyon
Howard T. Lyon
Vice-President, Treasurer and Controller (Principal Financial Officer)