Form 10-Q/A
period 2007-06-30
RGC RESOURCES INC
filed 2007-10-19
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2007

Commission File Number 000-26591

RGC Resources, Inc.

(Exact name of Registrant as Specified in its Charter)

VIRGINIA	54-1909697
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

519 Kimball Ave., N.E.,

Roanoke, VA 24016

(Address of Principal Executive Offices, including zip code)

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

Explanatory Note

On October 16, 2007, RGC Resources, Inc. (the “Company”) concluded that it should amend and restate the Company’s quarterly report on Form 10-Q for the three months and nine months ended June 30, 2007. This Form 10-Q/A is being filed to correct the income tax expense estimate included in discontinued operations associated with the pending sale of Bluefield Gas Company (“Bluefield”) stock.

On February 16, 2007, Resources entered into a Purchase and Sale Agreement with ANGD, LLC for the sale of the capital stock of Bluefield at a sales price substantially equal to the book value of Bluefield’s net assets on the date of closing. At June 30, when these operations were reclassified as discontinued operations, the gain or loss on the sale of the stock and the corresponding estimate of income tax expense on the transaction were not deemed to be significant. During the Company’s subsequent year-end tax planning and review process, management determined that income tax expense included in discontinued operations may be understated by as much as $580,000 based on the current estimate of tax basis of the Bluefield stock. For further information, see Note 6 to the condensed financial statements.

The Company is filing this Form 10-Q/A, which amends and restates the condensed financial statements and other information of the Company, including Management’s Discussion and Analysis, and updates management’s evaluation of disclosure controls and procedures and internal control over financial reporting. All other information is unchanged and reflects the disclosures made at the time of the original filing. In addition, currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Form 10-Q/A.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30, 2007	September 30, 2006
	(As restated)
ASSETS
Current Assets:
Cash and cash equivalents	$4,792,399	$1,490,141
Accounts receivable - (less allowance for uncollectibles of $463,137 and $26,584, respectively)	4,834,605	4,558,458
Intercompany receivable	—	—
Materials and supplies	603,959	553,773
Gas in storage	15,392,402	19,932,064
Assets available for sale	11,927,386	13,726,791
Prepaid income taxes	761,213	879,957
Deferred income taxes	1,307,961	2,654,548
Fair value of marked to market transactions	423,887	—
Other	601,014	392,564

Total current assets	40,644,826	44,188,296

Utility Property:
In service	107,051,309	102,822,594
Accumulated depreciation and amortization	(36,447,270)	(34,447,514)

In service, net	70,604,039	68,375,080
Construction work in progress	1,402,580	1,702,416

Utility Plant, Net	72,006,619	70,077,496

Other assets	379,451	396,780

Total Assets	$113,030,896	$114,662,572

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30, 2007	September 30, 2006
	(As restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under lines of credit	$88,000	$3,353,000
Dividends payable	662,156	643,067
Accounts payable	10,831,838	8,328,365
Customer credit balances	2,711,033	4,027,668
Income taxes payable	3,206	—
Customer deposits	1,481,320	1,245,508
Accrued expenses	3,402,619	3,484,476
Liabilities of assets available for sale	6,701,949	8,252,463
Over-recovery of gas costs	1,512,356	2,112,256
Fair value of marked to market transactions	—	1,486,699

Total current liabilities	27,394,477	32,933,502

Long-term Debt, Excluding Current Maturities	28,000,000	28,000,000

Deferred Credits and Other Liabilities:
Asset retirement obligations	2,484,543	2,404,839
Regulatory cost of retirement obligations	5,816,851	5,319,198
Deferred income taxes	5,563,673	5,351,746
Deferred investment tax credits	135,550	158,419

Total deferred credits and other liabilities	14,000,617	13,234,202

Stockholders’ Equity:
Common stock, $5 par value; authorized, 10,000,000 shares; issued and outstanding 2,170,138 and 2,138,595 shares, respectively	10,850,690	10,692,975
Preferred stock, no par, authorized, 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	15,162,925	14,521,812
Retained earnings	17,359,208	15,282,909
Accumulated other comprehensive income (loss)	262,979	(2,828)

Total stockholders’ equity	43,635,802	40,494,868

Total Liabilities and Stockholders’ Equity	$113,030,896	$114,662,572

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(As restated)		(As restated)
Operating Revenues:
Gas utilities	$15,001,023	$11,258,506	$78,648,958	$82,856,760
Other	130,352	236,542	472,174	510,841

Total operating revenues	15,131,375	11,495,048	79,121,132	83,367,601

Cost of Sales:
Gas utilities	10,132,586	6,920,851	58,164,503	64,084,538
Other	51,511	186,733	225,801	298,439

Total cost of sales	10,184,097	7,107,584	58,390,304	64,382,977

Gross Margin	4,947,278	4,387,464	20,730,828	18,984,624

Other Operating Expenses:
Operations	2,530,592	2,407,054	7,983,804	7,851,331
Maintenance	341,989	293,743	924,091	929,531
General taxes	283,381	269,458	848,937	845,789
Depreciation and amortization	1,026,432	959,712	3,078,860	2,895,135

Total other operating expenses	4,182,394	3,929,967	12,835,692	12,521,786

Operating Income	764,884	457,497	7,895,136	6,462,838
Other Income, net	(71,292)	(41,260)	(72,606)	(27,818)
Interest Expense	458,679	448,393	1,465,524	1,547,036

Income from Continuing Operations Before Income Taxes	377,497	50,364	6,502,218	4,943,620
Income Tax Expense from Continuing Operations	140,977	24,237	2,468,010	1,888,328

Income from Continuing Operations	236,520	26,127	4,034,208	3,055,292
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes of $650,317, ($58,254), $955,133 and $305,543, respectively	(459,586)	(83,086)	20,945	497,005

Net Income (Loss)	(223,066)	(56,959)	4,055,153	3,552,297
Other Comprehensive Income, net of tax	300,307	319,045	265,807	752,910

Comprehensive Income	$77,241	$262,086	$4,320,960	$4,305,207

Basic Earnings (Loss) Per Common Share:
Income from continuing operations	$0.11	$0.01	$1.87	$1.44
Discontinued operations	(0.21)	(0.04)	0.01	0.24

Net income (loss)	$(0.10)	$(0.03)	$1.88	$1.68

Diluted Earnings (Loss) Per Common Share:
Income from continuing operations	$0.11	$0.01	$1.86	$1.44
Discontinued operations	(0.21)	(0.04)	0.01	0.23

Net income (loss)	$(0.10)	$(0.03)	$1.87	$1.67

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

The components of discontinued operations from each of these transactions is reflected below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Bluefield Gas
Total Revenues	$1,653,605	$1,464,409	$10,268,630	$11,969,209

Gain on Sale of Assets	—	—	—	—
Pretax Operating Income	(179,427)	(216,285)	252,752	134,699
Continuing Costs	209,996	181,415	563,164	525,374
Income Tax Expense	(589,735)	17,838	(894,551)	(251,460)

Discontinued Operations	$(559,166)	$(17,032)	$(78,635)	$408,613

Highland Energy
Revenues	$—	$4,603,741	$—	$20,771,453

Gain on Sale of Assets	160,162	—	160,162	—
Pretax Operating Income	—	(125,599)	—	94,227
Continuing Costs	—	19,129	—	48,248
Income Tax Expense	(60,582)	40,416	(60,582)	(54,083)

Discontinued Operations	$99,580	$(66,054)	$99,580	$88,392

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

Total
Revenues	$1,653,605	$6,068,150	$10,268,630	$32,740,662

Gain on Sale of Assets	160,162	—	160,162	—
Pretax Operating Income	(179,427)	(341,884)	252,752	228,926
Continuing Costs	209,996	200,544	563,164	573,622
Income Tax Expense	(650,317)	58,254	(955,133)	(305,543)

Discontinued Operations	$(459,586)	$(83,086)	$20,945	$497,005

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

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

6.	As discussed above, on February 16, 2007, Resources entered into a Purchase and Sale Agreement with ANGD, LLC for the sale of the capital stock of Bluefield Gas at a sales price substantially equal to the book value of Bluefield’s net assets on the date of closing. At June 30, when these operations were reclassified as discontinued operations, the gain or loss on the sale of the stock and corresponding estimate of income tax expense on the transaction were not deemed to be significant. During the Company’s subsequent year end tax planning and review process, management determined that income tax expense included in discontinued operations may be understated by as much as $580,000 based on the current estimate of the tax basis of the Bluefield Gas stock.

The effects of this restatement on the Company’s balance sheet as of June 30, 2007 and statement of income for the three month and nine month periods then ended are summarized below:

	Three Months Ended June 30, 2007		Nine Months Ended June 30, 2007
	Previously Reported	As Restated	Previously Reported	As Restated
Statement of Income
Income from continuing operations	$236,520	$236,520	$4,034,208	$4,034,208
Discontinued operations	120,414	(459,586)	600,945	20,945
Net Income (loss)	356,934	(223,066)	4,635,153	4,055,153
Comprehensive income	657,241	77,241	4,900,960	4,320,960
Basic Earnings Per Common Share
Income from continuing operations	$0.11	$0.11	$1.87	$1.87
Discontinued operations	0.05	(0.21)	0.28	0.01
Net Income	0.16	(0.10)	2.15	1.88
Diluted Earnings Per Common Share
Income from continuing operations	$0.11	$0.11	$1.86	$1.86
Discontinued operations	0.05	(0.21)	0.28	0.01
Net Income	0.16	(0.10)	2.14	1.87

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

	June 30, 2007
	Previously Reported	As Restated
Balance Sheet
Current deferred income taxes	$1,887,961	$1,307,961
Retained earnings	17,939,208	17,359,208

7.	Since 2003, Roanoke Gas Company has had in place a weather normalization adjustment tariff (“WNA”) based on a weather occurrence band around the most recent 30-year temperature average. The weather band provides approximately a 6 percent range around normal weather, whereby if the number of heating-degree days (an industry measure by which the average daily temperature falls below 65 degrees) falls within the weather band, no adjustment is made. However, if the number of heating-degree days is below the weather band, the Company will add a surcharge to customer bills equal to the equivalent margin lost beyond the weather band deficiency. Conversely, if the number of heating-degree days is above the weather band, the Company will credit customer bills equal to the excess margin realized above the weather band. The measurement period in determining the weather band extends from April through March. The total heating-degree days for the period April 2006 through March 2007 were approximately 12 percent less than the 30-year average. The Company recorded approximately $439,000 in additional revenues in continuing operations during the first two quarters to reflect the estimated impact of the WNA tariff for the difference in margin realized for weather between 12 percent and 6 percent warmer than the 30-year average. Roanoke Gas Company received approval for the WNA rate factors to be used in billing the surcharge to its customers and the WNA tariff was billed during the May billing cycle. For the measurement period of April 2005 through March 2006, the heating-degree days were approximately 11 percent less than the 30-year average. As a result, the income statement for the nine-month period ended June 30, 2006 included approximately $316,000 in additional revenues attributable to the WNA.

8.	The Company’s risk management policy allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations. The Company’s risk management policy specifically prohibits the use of derivatives for speculative purposes. The key market risks that the Company would seek to hedge include the price of natural gas and the cost of borrowed funds.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Weighted average common shares	2,167,655	2,127,188	2,157,712	2,115,060
Effect of dilutive securities:
Options to purchase common stock	—	—	10,452	10,455

Diluted average common shares	2,167,655	2,127,188	2,168,164	2,125,515

10.	The Company has both a defined benefit pension plan (the “pension plan”) and a post- retirement benefit plan (the “post-retirement plan”). The pension plan covers substantially all of the Company’s employees and provides retirement income based on years of service and employee compensation. The post-retirement plan provides certain healthcare and supplemental life insurance benefits to retired employees who meet specific age and service requirements. Net pension plan and post-retirement plan expense recorded by the Company is detailed as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Components of net periodic pension cost:
Service cost	$101,227	$119,320	$303,681	$357,960
Interest cost	185,228	173,896	555,684	521,688
Expected return on plan assets	(172,816)	(157,068)	(518,448)	(471,204)
Recognized (gain) loss	18,050	60,077	54,150	180,231

Net periodic pension cost	$131,689	$196,225	$395,067	$588,675

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Components of post-retirement benefit cost:
Service cost	$36,923	$39,621	$110,769	$124,922
Interest cost	125,461	116,673	376,383	364,694
Expected return on plan assets	(59,724)	(52,842)	(179,172)	(162,185)
Amortization of unrecognized transition obligation	47,223	46,119	141,669	154,878
Recognized loss	2,472	18,153	7,416	60,818

Net post-retirement benefit cost	$152,355	$167,724	$457,065	$543,127

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

30, 2007. The total revenues and margins realized during the first nine months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings for the balance of the year will depend primarily on the level of operating and maintenance costs and, to a lesser extent, weather.

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

Results of Operations

Consolidated net income (loss) from continuing and discontinued operations is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net Income
Continuing Operations	$236,520	$26,127	$4,034,208	$3,055,292
Discontinued Operations	(459,586)	(83,086)	20,945	497,005

Net Income (Loss)	$(223,066)	$(56,959)	$4,055,153	$3,552,297

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

If both commissions approve the proposed transaction and the agreements are executed, the sale of Bluefield Gas and the Bluefield Division of Roanoke Gas could result in lower earnings for Resources in the near term. Even though the combined annual losses for both of these operations were approximately $142,000 and $195,000 for the fiscal years ended September 30, 2006 and 2005, these operations also included $729,000 and $683,000, respectively, in allocated costs from Resources and Roanoke Gas that will be retained by the Company. A portion of these retained costs will be recovered under the services agreement with ANGD discussed above. In addition, the promissory note from ANGD will generate interest income, and the Company expects to reinvest the net after-tax proceeds from the sale of Bluefield Gas stock into Roanoke Gas to be used to reduce company debt and interest expense. In Roanoke Gas’ next non-gas cost rate filing, the Company will file for a return on the additional equity investment resulting from the Bluefield sale as well as for recovery of the balance of those costs retained by the Company after the sale, net of any service agreement revenue. Under this scenario, operating results could improve as Bluefield’s net loss would be replaced by a return on the additional equity investment into Roanoke. Based on the most recent rate filing, the Company could earn a 10 percent return on this equity investment.

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

Revenue recognition – Regulated utility sales and transportation revenues are based upon rates approved by the SCC for Roanoke and the PSC for Bluefield. The non-gas cost component of rates may not be changed without a formal rate increase application and corresponding authorization by the appropriate regulatory commission; however, the gas cost component of rates may be adjusted periodically through the PGA mechanism with approval from the respective commission. Roanoke also utilizes a WNA, which is designed to partially offset the impact of weather that is either more than approximately 6 percent warmer than normal or approximately 6 percent colder than normal over a 12 month period. The calculation of the WNA requires the use of estimates. Without the WNA, the Company’s operating revenues and gross margins would have been reduced by approximately $439,000 and $316,000 for the nine-month periods ended June 30, 2007 and 2006, respectively.

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

Derivatives – As discussed in the “Item 3 – Qualitative and Quantitative Disclosures about Market Risk” section below, the Company may hedge certain risks incurred in the normal operation of business through the use of derivative instruments. The Company applies the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivative instruments as assets or liabilities in the Company’s balance sheet at fair value. In most instances, fair value is based upon quoted futures prices for the natural gas commodities and interest rate futures for interest rate swaps. Changes in the commodity and futures markets will impact the estimates of fair value in the future. Furthermore, the actual market value at the point of realization of the derivative may be significantly different from the values used in determining fair value in prior financial statements.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the original filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, Company management including the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007 as defined by Rule 13a-15(e) under the Securities

RGC RESOURCES, INC. AND SUBSIDIARIES

Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

As a result of the restatement of the financial statements included in this Form 10-Q/A discussed in Note 6, Company management including the Chief Executive Officer and the Chief Financial Officer reevaluated the effectiveness of the Company’s disclosure controls and procedures. The subsequent evaluation resulted in the identification of a material weakness in internal controls over financial reporting. A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness discussed below, management concluded, based on their reevaluation, that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Material Weakness

In connection with the restatement described above, Company management including the Chief Executive Officer and Chief Financial Officer determined that the Company had a material weakness related to the timely evaluation of the income tax consequences or benefits of material non-routine transactions as more fully discussed in Note 6. Although the error was identified by management in connection with other control processes, it was not discovered in sufficient time for the impact to be timely reported in the original filing of Form 10-Q for the quarter ended June 30, 2007.

Changes in Internal Control over Financial Reporting and Plan of Remediation

There has been no change during the quarter ended June 30, 2007, in the Company’s internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting. In regards to the identified material weakness in internal control, the Company has initiated remediation measures that include a more formal evaluation of the income tax implications of material non-routine transactions.

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

RGC Resources, Inc.

Date: October 19, 2007	By:	/s/ Howard T. Lyon
Howard T. Lyon
Vice-President, Treasurer and Controller
(Principal Financial Officer)