Form 10-K
period 2007-09-30
RGC RESOURCES INC
filed 2007-12-21
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

State the aggregate market value of the voting and non voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: March 31, 2007. $ 61,258,567

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 30, 2007
COMMON STOCK, $5 PAR VALUE	2,192,916 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the RGC Resources, Inc. 2007 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof.

Portions of the RGC Resources, Inc. Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

On May 15, 1987, Roanoke Gas, through a series of merger transactions, acquired 100 percent of the outstanding stock of Bluefield Gas, a public service corporation, organized in 1944 under the laws of the State of West Virginia and principally engaged in the distribution of natural gas in Bluefield, West Virginia and surrounding areas, and Gas Service, Inc. (“Gas Service”), a nonpublic utility affiliate (through common directors and shareholders) of Bluefield Gas, which was engaged in the sale of propane in southwestern

Virginia and southern West Virginia. After obtaining requisite shareholder approval and the approvals of the Virginia State Corporation Commission (“Virginia Commission” or “SCC”) and the West Virginia Public Service Commission (“West Virginia Commission”), Gas Service was merged into Diversified, and Bluefield Gas became a wholly-owned subsidiary of Roanoke Gas. Prior to the Reorganization, Bluefield Gas owned all of the issued and outstanding stock of Commonwealth, a small Virginia public service corporation organized in 1930 as the subsidiary of a predecessor corporation to Bluefield Gas.

On February 16, 2007, Resources entered into a Purchase and Sale Agreement with ANGD, LLC for the sale of all of the capital stock of Bluefield Gas to ANGD and Roanoke Gas entered into an Asset Purchase and Sale Agreement with Appalachian Natural Gas Distribution Company (“Appalachian”) for the sale of Roanoke Gas’ natural gas distribution assets located in the Town of Bluefield and the County of Tazewell, Virginia (formerly known as Commonwealth Public Service Corporation). After obtaining approval from both the Virginia Commission and the West Virginia Commission, both transactions closed effective October 31, 2007.

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

On October 11, 2000, the information technology department of Resources formed Application Resources, Inc. to provide information technology consulting services.

The discussions below exclude the activities of all divisions of the Company that have been disposed of or to be disposed of and reported as discontinued operations in the financial statements included as part of the Annual Report for the year ended September 30, 2007.

Services

After the sale of the energy marketing operations in August 2006 and Bluefield Gas in October 2007, Resources continuing activities consist almost entirely of natural gas distribution operations of Roanoke Gas with a nominal level of unregulated services.

Roanoke Gas maintains an integrated natural gas distribution system. Natural gas is purchased from suppliers and distributed to residential, commercial and large industrial users through underground mains and services. For fiscal 2007, approximately 90.9 percent of the Company’s 55,420 natural gas customers were residential users accounting for 40 percent of total sales volumes and 57 percent or gross revenue, approximately 9.0 percent were commercial users accounting for 30 percent of total sales volumes and 38 percent of gross revenues, and approximately 0.1 percent were large industrial and transportation customers accounting for 30 percent of total sales volumes and only 4 percent of gross revenues.

Exclusive of discontinued operations, Roanoke Gas’ natural gas distribution business accounted for approximately 99 percent of Resources total revenues for fiscal years 2007, 2006 and 2005. Increases or decreases in the cost of natural gas are passed on to customers through the purchased gas adjustment mechanism. Therefore, the Company’s revenues are impacted by changes in gas costs as well as by changes in consumption volume due to weather and economic conditions. However, higher gas costs may cause customers to conserve or, in the case of industrial customers, to use alternative energy sources.

The Company’s retail sales are seasonal and temperature-sensitive as the majority of the gas sold by Resources is used for heating. The industry standard for the unit of measure for natural gas is a decatherm (“DTH”) which is the heat equivalent of one million BTU where one BTU is equal to the amount of heat required to raise the temperature of one pound of liquid water by one degree Fahrenheit. For the fiscal year ended September 30, 2007, approximately 63 percent of the Company’s total DTH of natural gas sales were made in the five-month period of November through March. Total natural gas deliveries from continuing operations were 9.5 million DTH, 9.5 million DTH and 10.4 million DTH in fiscal years 2007, 2006 and 2005, respectively. The Company’s actual heating degree days in fiscal 2007 were approximately 90 percent of the 30-year normal, as compared with approximately 88 percent and 90 percent of the 30-year normal in fiscal years 2006 and 2005, respectively. Including the Bluefield Operations which were classified as discontinued operations would have increased total natural gas deliveries by approximately 10 percent for each of the years presented.

Suppliers

Roanoke Gas is served by multiple interstate and intrastate pipelines including Columbia Gas Transmission Corporation and Columbia Gulf Transmission Corporation (together “Columbia”), and East Tennessee Natural Gas Company, Tennessee Gas Pipeline, Midwestern Gas Transmission and Virginia Gas Pipeline Company. Columbia historically has delivered approximately 55 percent of the Company’s gas supply, while the other pipelines deliver the balance of the Company’s requirements. The rates paid for natural gas transportation and storage services purchased from the interstate pipeline companies are established by tariffs approved by FERC (the Federal Energy Regulatory Commission). These tariffs contain flexible pricing provisions, which, in some instances, authorize these transporters to reduce rates and charges to meet price competition.

The Company currently uses multi-year contracts to meet its natural gas supply needs. Effective November 1, 2007, the Company entered into a new three-year agreement with ConocoPhillips to be the asset manager and primary supplier for Roanoke Gas. The Company expects its firm supply agreements will be sufficient to meet customer demands for natural gas during the period October 1, 2007 through September 30, 2008.

The Company uses summer storage programs to supplement gas supply requirements during the winter months. During the summer months, the Company injects gas into its liquefied natural gas storage facility, which is capable of storing up to 220,000 DTH for use during peak demand winter periods. In addition, the Company has contracted for storage reserves from Columbia, Tennessee Gas Pipeline and Virginia Gas Pipeline Company with a combined total of more than 2.4 million decatherms of storage capacity. The balance of the Company’s annual natural gas requirements are met primarily through market purchases through its asset manager who also manages its pipeline transportation and storage rights and gas supply inventories and deliveries.

Having multiple pipelines, a liquefied natural gas facility and a number of underground storage options, the Company believes that it is well positioned to provide adequate gas supply for future customer growth.

Competition

The regulated natural gas utilities operate in a monopolistic environment. Roanoke Gas currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in its Virginia service areas. The franchises generally extend for multi-year periods and are renewable by the municipalities, including exclusive franchises in the cities of Roanoke and Salem and the Town of Vinton, Virginia, which expire December 31, 2015.

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

Resources competes with suppliers of other energy sources such as fuel oil, electricity, propane and coal. Competition can be intense among the other energy sources and can be based primarily on price. This is particularly true for industrial applications that may switch to other fuels, unless environmental regulation restrictions limit the usage of other fuels. Natural gas prices have remained stable over the past several months and the forecast for the winter season is consistent with this trend. Furthermore, the Company continues to provide service to a majority of the new residential construction market located along or near gas distribution mains in its service area.

Regulation

Roanoke Gas is subject to regulation at both the state and local levels At the state level, such regulation includes the approval of rates and charges at which natural gas is sold to customers, the approval of agreements between or among affiliated companies involving the provision of goods and services, pipeline safety, and certain corporate activities of the Company, including mergers and acquisitions. The SCC also grants certificates of public convenience and necessity to distribute natural gas in Virginia.

Roanoke Gas is further regulated by the municipalities and localities that grant franchises for the placement of gas distribution pipelines and the operation of a gas distribution network within the streets and alleys of the municipalities.

Employees

At September 30, 2007, Resources had 124 full-time employees excluding the 10 individuals employed by Bluefield Gas. As of that date, 39 employees, or 31 percent of the Company’s full-time employees, belonged to the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial International Union, Local No. 2-515 and are currently covered under a collective bargaining agreement. The union has been in place at the Company since 1952. The Roanoke Gas collective bargaining agreement will expire on July 31, 2010. Management maintains an amicable relationship with the union.

Item 1A.	Risk Factors.

The Company is exposed to various risks and uncertainties that may affect the operations, performance, development and results of its business including the following: (i) failure to earn on a consistent basis an adequate return on invested capital; (ii) ability to retain and attract professional and technical employees; (iii) the potential loss of large-volume industrial customers to alternate fuels, facility closings or production changes; (iv) volatility in the price and availability of natural gas; (v) uncertainty in the projected rate of growth of natural gas requirements in the Company’s service area; (vi) general economic conditions both locally and nationally; (vii) increases in interest rates; (viii) increased customer delinquencies and conservation efforts resulting from high fuel costs and/or colder weather; (ix) developments in electricity and natural gas deregulation and associated industry restructuring; (x) variations in winter heating degree-days from normal; (xi) changes in environmental requirements, pipeline operating requirements and cost of compliance; (xii) impact of potential increased regulatory oversight and compliance requirements due to financial, environmental, safety and system integrity laws and regulations; (xiii) failure to obtain timely rate relief for increasing operating or gas costs from regulatory authorities; (xiv) ability to raise debt or equity capital; (xv) impact of terrorism; (xvi) volatility in actuarially determined benefit costs; (xvii) impact of natural disasters on production and distribution facilities and the related effect on supply availability and price; and (xviii) new accounting standards issued by the Financial Accounting Standards Board, which could change the accounting treatment for certain transactions.

The most significant risk factors include the following:

High natural gas prices:

The risk concerning high natural gas prices derives from other risks including the availability of adequate supply of natural gas, the impact of natural disasters on natural gas production and transportation, limitations on the exploration and development of natural gas wells on protected properties and demand from electric utilities of a cleaner, more environmental friendly fuel than coal for producing electricity. In the winter of 2005-06, the combination of the damage to natural gas production and transportation facilities attributable to Hurricane Katrina and demand for natural gas for electric generation resulted in a significant rise in natural gas prices. Since then, the price of natural gas has declined; however, prices still remain higher than historical levels. The Company has experienced some loss of industrial production consumption over the last few years due to price issues. If natural gas prices return to the higher levels experienced during the 2005-06 winter season, the Company may encounter a more than proportionate increase in bad debts and continued sales volume reductions attributable to conservation or customers converting to other energy or heating fuels.

Warm winter weather:

The Company’s business is seasonal in nature and relies upon the sale of natural gas primarily as a heating fuel. In addition, the Company’s non-gas margin rates are established based upon projected sales assuming weather utilizing a trailing 30-year period. In years where winter weather is warmer than the trailing 30-year period, customers use less natural gas as a heating fuel. This results in reduced sales and lower margins. The inclusion of a weather normalization adjustment (the “WNA”) factor as part of Roanoke Gas’ rate structure has partially mitigated the risk of a warm winter by protecting the Company from lost margins for weather in excess of 6 percent warmer than the 30 year normal. Based on fiscal 2007 results, the Company was at risk for approximately $500,000 for winter weather that was 6 percent or more warmer than the 30 year normal.

Regulation:

Public utility operations, by their nature, are subject to regulation. As Roanoke Gas is granted sole authority to provide natural gas service to the Roanoke Valley and surrounding areas, the SCC regulates the rates the Company may charge its customers. If the SCC were to deny, disallow or otherwise significantly restrict the timely recovery of costs and a reasonable shareholder return, the earnings of the Company could be significantly impacted. Furthermore, major changes in operation and safety requirements could place an undue burden on the Company.

Item 2.	Properties.

Included in “Utility Plant” on the Company’s consolidated balance sheet are storage plant, transmission plant, distribution plant and general plant of Roanoke Gas as categorized by natural gas utilities. The Company has approximately 1,013 miles of transmission and distribution pipeline to serve the Company’s 55,400 customers and transmission and distribution plant represent almost 86 percent of the total investment in plant.

Roanoke Gas owns and operates eight metering stations through which it measures and regulates the gas being delivered by its suppliers. These stations are located at various points throughout the Company’s distribution system.

Roanoke Gas also owns a liquefied natural gas storage facility located in Botetourt County that has the capacity to store up to 220,000 DTH of natural gas.

The Company’s executive, accounting and business offices and the maintenance and service departments are located in Roanoke, Virginia on land along Kimball Avenue.

The Company considers its present properties adequate.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended September 30, 2007.

Item	Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 2008.

The names, ages and positions of all of the executive officers of RGC Resources, Inc. as of September 30, 2007, are listed below with their business experience for the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Previous and present duties and responsibilities:

Name and Age	Position and Business Experience
John B. Williamson, III, 53	January 2002 to present	President, CEO & Chairman

	July 1999 to January 2002	President & CEO

	February 1998 to July 1999	President & CEO – Roanoke Gas

	January 1993 to January 1998	Vice President - Rates and Finance - Roanoke Gas

John S. D’Orazio, 47	January 2003 to present	Vice President & COO – Roanoke Gas Company

	April 2002 to January 2003	Vice President – Marketing and Customer Service – Roanoke Gas

	August 1999 to March 2002	President & COO – Diversified Energy Company

	February 1998 to July 1999	Vice President - Marketing & New Construction – Roanoke Gas

	June 1995 to January 1998	Director – Marketing & New Construction – Roanoke Gas

Dale P. Moore, 52	January 2002 to present	Vice President & Secretary

	January 2001 to January 2002	Vice President & Assistant Secretary

	July 1999 to January 2001	Assistant Vice President & Assistant Secretary

	May 1998 to July 1999	Director – Rates and Regulatory Affairs – Roanoke Gas

Name and Age	Position and Business Experience

Howard T. Lyon, 46	January 2003 to present	Vice President, Treasurer & Controller

	January 2002 to January 2003	Controller & Treasurer

	July 1999 to January 2002	Controller & Assistant Treasurer

	December 1987 to July 1999	Controller – Roanoke Gas

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth under the caption “Market Price and Dividend Information” in the 2007 Annual Report to Shareholders is incorporated herein by reference. As of November 30, 2007, there were approximately 1,491 holders of record of the Company’s common stock. This number does not include all beneficial owners of common stock who hold their shares in “street name.”

A summary of the Company’s equity compensation plans follows as of September 30, 2007:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	31,500	19.508	45,499

Equity compensation plans not approved by security holders	—	—	—

Total	31,500		45,499

Item 6.	Selected Financial Data.

The information set forth under the caption “Selected Financial Data” in the 2007 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the 2007 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information set forth under the caption “Market Risk” in the 2007 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of the registrant and the Report of Independent Registered Public Accounting Firm included in the 2007 Annual Report to Shareholders are incorporated herein by reference:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of September 30, 2007 and 2006

3.	Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2007, 2006 and 2005

4.	Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2007, 2006 and 2005

5.	Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005

6.	Notes to Consolidated Financial Statements for the years ended September 30, 2007, 2006 and 2005

A financial statement schedule regarding valuation and qualifying accounts is included under Item 15 of Part IV below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RGC Resources, Inc.

Roanoke, Virginia

We have audited, before the effects of the retrospective adjustments for the discontinued operations of the energy marketing division, the discontinued operations of Bluefield Gas Company, and the change in reportable segments discussed in Note 1, Summary of Significant Accounting Policies – General, and Note 2, Discontinued Operations, to the consolidated financial statements, the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows of RGC Resources, Inc. and subsidiaries (the “Company”) for the year ended September 30, 2005 (the 2005 consolidated statements of income and comprehensive income and of cash flows before the effects of the retrospective adjustments discussed in Notes 1 and 2 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2005 consolidated financial statements, before the effects of the retrospective adjustments for the discontinued operations of the energy marketing division, the discontinued operations of Bluefield Gas Company, and the change in reportable segments discussed in Notes 1 and 2 to the consolidated financial statements, present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations of the energy marketing division, the discontinued operations of Bluefield Gas Company, and the change in reportable segments discussed in Notes 1 and 2 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ Deloitte & Touche, LLP

Charlotte, North Carolina

December 15, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

In connection with the filing of a Form 10Q/A for the quarter ended June 30, 2007, the Company identified and disclosed a material weakness in its internal control over financial reporting. It is the opinion of management that this control weakness was an isolated instance related to a one-time transaction and did not otherwise impact our disclosure controls or our internal controls over financial reporting. In regards to the identified material weakness, the Company undertook remediation measures that include a more formal evaluation of the income tax implications of material non-routine transactions. Subject to the above exception, however, based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of September 30, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls are effective, and there have been no significant changes during the quarter ended September 30, 2007 in the Company’s internal control over financial reporting or in other factors that could materially affect, or is reasonably likely to materially effect, this internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” at the end of Part I of this report. For information with respect to the directors and nominees and the audit committee financial expert of the registrant, see Proposal 1 “Election of Directors of Resources” and “Audit Committee”, respectively, in the Proxy Statement for the 2008 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2008 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

The Company has adopted a Code of Ethics applicable to all of its officers, directors and employees. The Company has posted the text of its Code of Ethics on its Internet website at www.rgcresources.com.

Item 11.	Executive Compensation.

The information set forth under the captions “Compensation Discussion and Analysis” and “Report of the Compensation Committee of the Board of Directors” in the Proxy Statement for the 2008 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information pertaining to shareholders beneficially owning more than five percent of the registrant’s common stock and the security ownership of management, which is set forth under the captions “Annual Meeting of Shareholders to Be Held January 28, 2008 “ and “Security Ownership of Management” in the Proxy Statement for the 2008 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

The information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement for the 2008 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accountant Fees and Services.

The information set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement for the 2008 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE SCHEDULES

Board of Directors and Stockholders

RGC Resources, Inc.

We have audited the consolidated financial statements of RGC Resources, Inc. and Subsidiaries (the “Company”) as of September 30, 2007 and 2006 and for the two years then ended, and have issued our report thereon dated November 14, 2007 (which report expresses an unqualified opinion and includes the audit of adjustments to the 2005 financial statements to retroactively reflect the Bluefield, West Virginia and Virginia operations and the energy marketing business as discontinued operations as described in Note 2); such financial statements and report are included in your 2007 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the financial statement schedule of the Company listed in Part IV, Item 15 of the Form 10-K for the year ended September 30, 2007. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule as of and for the year ended September 30, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The financial statements of RGC Resources, Inc. and Subsidiaries as of September 30, 2005, and for the year then ended, before the adjustment to reflect the Bluefield, West Virginia and Virginia operations and the energy marketing business as discontinued operations as described in Note 2, were audited by other auditors whose report, dated December 15, 2005, expressed an unqualified opinion on those statements. In addition, the prior auditors expressed an unqualified opinion on the financial statement schedule, when considered in relation to the basic financial statements taken as a whole.

/s/ Brown, Edwards & Company, L.L.P.

CERTIFIED PUBLIC ACCOUNTANTS

319 McClanahan Street, S.W.

Roanoke, Virginia

November 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RGC Resources, Inc.

Roanoke, Virginia

We have audited, before the effects of the retrospective adjustments for the discontinued operations of the energy marketing division, the discontinued operations of Bluefield Gas Company, and the change in reportable segments discussed in Note 1, Summary of Significant Accounting Policies – General, and Note 2, Discontinued Operations, to the consolidated financial statements, the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows of RGC Resources, Inc. and subsidiaries (the “Company”) for the year ended September 30, 2005 (the 2005 consolidated statements of income and comprehensive income and of cash flows before the effects of the retrospective adjustments discussed in Notes 1 and 2 to the consolidated financial statements are not presented herein), and have issued our report thereon dated December 15, 2005. Our audit also included the financial statement schedule of the Company listed in Item 15 for the year ended September 30, 2005. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on such schedule based on our audit. In our opinion, such financial statement schedule, before the effects of the retrospective adjustments for the discontinued operations of the energy marketing division, the discontinued operations of Bluefield Gas Company, and the change in reportable segments discussed in Notes 1 and 2 to the consolidated financial statements, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

December 15, 2005

Valuation allowances exclude the discontinued activities of the Bluefield Operations.

RGC Resources, Inc.

Valuation and Qualifying Accounts

For the Years Ended September 30, 2007, 2006 and 2005

Description	Year	Beginning Balance	Additions		Deductions	Ending Balance
			Charged to Expense	Charged to Other Accounts
Allowance for Doubtful Accounts
	2005	25,866	282,313	—	(234,454)	73,725
	2006	73,725	354,947	—	(402,088)	26,584
	2007	26,584	120,671	—	(100,545)	46,710
Accrued Medical Self-Insurance
	2005	299,093	(39,567)	—	(240,526)	19,000
	2006	19,000	(17,501)	—	4,501	6,000
	2007	6,000	(6,000)	—	—	—
Other
	2005	85,000	37,100	—	(38,226)	83,874
	2006	83,874	58,047	—	(19,774)	122,147
	2007	122,147	25,000	—	(30,747)	116,400

3.	Exhibits to this Form 10-K filed as part of this report:

Exhibit No.	Description
10.1	Promissory Note in the original principal amount of $1,300,000 by ANGD, LLC in favor of Roanoke Gas Company dated effective as of October 31, 2007.

10.2	Indemnification and Cost Sharing Agreement by and between RGC Resources, Inc., Bluefield Gas Company and ANGD, LLC, dated effective as of October 31, 2007.

10.3	Subordination Agreement by and among ANGD, LLC, Appalachian Natural Gas Distribution Company, Bluefield Gas Company, Roanoke Gas Company and Branch Banking and Trust Company, dated effective as of October 31, 2007.

13	2007 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21	Subsidiaries of the Company

23.1	Consent of Brown Edwards & Company LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RGC RESOURCES, INC.

By:	/s/ Howard T. Lyon	December 21, 2007
	Howard T. Lyon	Date
Vice President, Treasurer and Controller (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John B. Williamson, III	December 21, 2007	Chairman of the Board, President and
John B. Williamson, III	Date	Chief Executive Officer

/s/ Howard T. Lyon	December 21, 2007	Vice President, Treasurer and Controller
Howard T. Lyon	Date	(Principal Financial Officer)

/s/ Nancy H. Agee	December 21, 2007	Director
Nancy H. Agee	Date

/s/ Abney S. Boxley, III	December 21, 2007	Director
Abney S. Boxley, III	Date

/s/ Frank T. Ellett	December 21, 2007	Director
Frank T. Ellett	Date

/s/ Maryellen F. Goodlatte	December 21, 2007	Director
Maryellen F. Goodlatte	Date

/s/ J. Allen Layman	December 21, 2007	Director
J. Allen Layman	Date

/s/ George W. Logan	December 21, 2007	Director
George W. Logan	Date

/s/ S. Frank Smith	December 21, 2007	Director
S. Frank Smith	Date

/s/ Raymond D. Smoot, Jr.	December 21, 2007	Director
Raymond D. Smoot, Jr.	Date

EXHIBIT INDEX

Exhibit No.	Description
2 (a)	Amended and Restated Agreement and Plan of Merger and Reorganization (incorporated by reference to Exhibit 2 to Form 8-K filed on July 2, 1999)

2 (b)	Asset Purchase and Sale Agreement by and between Diversified Energy Company and Atmos Energy Marketing, dated July 10, 2006 (incorporated by reference to Exhibit 2.1 on Form 8-K as filed July 27, 2006)

2 (c)	Purchase and Sale Agreement by and between RGC Resources, Inc. as Seller and ANGD, LLC as Buyer dated February 16, 2007 (incorporated herein by reference to Exhibit 10.1 on Form 10-Q as filed May 10, 2007)

2 (d)	Asset Purchase and Sale Agreement by and between Roanoke Gas Company as Seller and Appalachian Natural Gas Distribution Company as Buyer dated February 16, 2007 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q as filed May 10, 2007)

3 (a)	Articles of Incorporation of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

3 (b)	Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (a)	Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (b)	Article I of the Bylaws of RGC Resources (included in Exhibit 3(b) hereto)

4 (c)	Instruments defining the rights of holders of long-term debt (incorporated herein by reference to Exhibit 4(c) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (SEC file number reference 0-367))

4 (d)	RGC Resources, Inc., Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 4 (c) to Registration Statement No. 333-106065 on Form S-2 filed as of June 12, 2003)

10 (a)	Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (b)	NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10 (c)	FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(h)(h)(h) of the Quarterly Report Form 10-Q for the period ended December 31, 2004)

10 (d)	FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(i)(i)(i) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10 (e)	SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10 (f)	FTS-1 Service Agreement between Columbia Gulf Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Quarterly Report on Form 10-Q for period ended December 31, 2004)

10 (g)	ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (h)	Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (i)	Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (j)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (k)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (l)	Gas Storage Contract under rate schedule FS (Market Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (m)	FTA Gas Transportation Agreement effective November 1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (n)	SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (o)	FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (p)	FTS Service Agreement effective November 1, 1999, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file reference number 0-367))

10 (q)	Firm Storage Service Agreement effective March 19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (r)	Firm Storage Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10 (s)	Firm Pipeline Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10 (t)	Natural Gas Asset Management Agreement by and between Roanoke Gas Company and Conoco Phillips Company effective as of November 1, 2007 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed October 19, 2007)

10 (u)	FTS-2 Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(q)(q)(q) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10 (v)	Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (w)	Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (x)	Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (y)	Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (z)	Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (a) (a)	Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10 (b) (b)	Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10 (c) (c)	Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (d) (d)	Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (e) (e)	Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (f) (f)	Contract between Roanoke Gas Company and Diversified Energy Services, Inc. dated December 18, 1978 (incorporated herein by reference to Exhibit 10(e)(e) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (g) (g)*	RGC Resources Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999)

10 (h) (h)*	RGC Resources, Inc. Amended and Restated Stock Bonus Plan (incorporated herein by reference to Registration Statement No. 333-122746 on Form S-8, filed with the Commission on February 11, 2005)

10 (i) (i)*	RGC Resources, Inc. Restricted Stock Plan for Outside Directors (incorporated herein by reference to Exhibit 10(r)(r) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999 SEC file reference number 0-367)

10 (j) (j)*	Change in Control Agreement by and between RGC Resources, Inc. and Howard T. Lyon dated May 1, 2005 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed May 2, 2005)

10 (k) (k)*	Change in Control Agreement by and between RGC Resources, Inc. and Dale P. Moore dated May 1, 2005 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed May 2, 2005)

10 (l) (l)*	Change in Control Agreement between John B. Williamson, III and RGC Resources, Inc. dated March 1, 2006 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 3, 2006)

10 (m) (m)*	Change in Control Agreement between John S. D’Orazio and RGC Resources, Inc. dated March 1, 2006 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 3, 2006)

10 (n)(n)	Promissory Note in the original principal amount of $15,000,000 by and between Roanoke Gas Company and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed December 2, 2005)

10(o)(o)	Loan Agreement by and between Roanoke Gas Company and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.2 on Form 8-K as filed December 2, 2005)

10(p)(p)	Unconditional Guaranty by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed December 2, 2005)

10(q)(q)	ISDA Master Agreement by and between SunTrust Bank and Roanoke Gas Company dated October 7, 2002 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(r)(r)	Promissory Note by and between RGC Resources, Inc. and Wachovia Bank, National Association, in the amount of $2,000,000 dated March 24, 2006 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 29, 2006)

10(s)(s)	Unconditional guaranty by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated March 24, 2006 for the benefit of Roanoke Gas Company (incorporated by reference to Exhibit 10.5 on Form 8-K as filed March 29, 2006)

10(t)(t)	Modification Number One to Promissory Note in the original principal amount of $1,000,000 by RGC Resources, Inc. in favor of Wachovia Bank, National Association dated March 20, 2007 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 22, 2007)

10 (u)(u)	Promissory Note in the original principal amount of $20,000,000 by Roanoke Gas Company in favor of Wachovia Bank, National Association dated March 20, 2007 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 22, 2007)

10(v)(v)	Subordination Agreement by and among ANGD, LLC, Appalachian Natural Gas Distribution Company, Bluefield Gas Company, Roanoke Gas Company and Branch Banking and Trust Company dated effective as of October 31, 2007.

10 (w)(w)	Promissory Note in the original principal amount of $1,300,000 by ANGD, LLC in favor of Roanoke Gas Company dated effective as of October 31, 2007.

10 (x)(x)	Indemnification and Cost Sharing Agreement by and between RGC Resources, Inc., Bluefield Gas Company and ANGD, LLC dated effective as of October 31, 2007.

13	2007 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21	Subsidiaries of the Company

23.1	Consent of Brown Edwards & Company LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Management contract or compensatory plan or agreement.