Form 10-Q
period 2007-12-31
RGC RESOURCES INC
filed 2008-02-13
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2007

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2008
Common Stock, $5 Par Value	2,194,660

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2007	September 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$3,416,462	$1,408,317
Accounts receivable - (less allowance for uncollectibles of $242,222 and $46,710, respectively)	14,246,988	4,447,928
Materials and supplies	570,499	515,722
Gas in storage	19,524,898	19,156,833
Assets available for sale	—	12,825,344
Prepaid income taxes	17,356	1,649,788
Deferred income taxes	1,859,264	1,001,162
Other	1,038,993	455,445

Total current assets	40,674,460	41,460,539

Utility Property:
In service	109,352,623	108,348,844
Accumulated depreciation and amortization	(37,159,428)	(36,424,831)

In service, net	72,193,195	71,924,013
Construction work in progress	1,237,810	663,256

Utility plant, net	73,431,005	72,587,269

Other Assets:
Note receivable	1,300,000	—
Other	2,245,634	2,284,647

Total other assets	3,545,634	2,284,647
Total Assets	$117,651,099	$116,332,455

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2007	September 30, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$5,000,000	$5,000,000
Borrowings under lines of credit	8,112,000	4,808,000
Dividends payable	685,831	667,245
Accounts payable	11,098,267	6,457,602
Customer credit balances	4,697,688	4,308,415
Income taxes payable	359,132	—
Customer deposits	1,551,869	1,439,765
Accrued expenses	1,433,082	2,106,222
Liabilities of assets available for sale	—	7,558,605
Over-recovery of gas costs	142,667	567,295
Fair value of marked to market transactions	790,627	86,025

Total current liabilities	33,871,163	32,999,174

Long-term Debt, Excluding Current Maturities	23,000,000	23,000,000

Deferred Credits and Other Liabilities:
Asset retirement obligations	2,528,585	2,499,345
Regulatory cost of retirement obligations	6,244,576	6,043,088
Benefit plan liabilities	3,808,069	3,855,292
Deferred income taxes	5,012,791	5,442,563
Deferred investment tax credits	118,809	127,760

Total deferred credits and other liabilities	17,712,830	17,968,048

Stockholders’ Equity:
Common stock, $5 par value; authorized, 10,000,000 shares; issued and outstanding 2,194,048 and 2,186,143, respectively	10,970,240	10,930,715
Preferred stock, no par, authorized, 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	15,643,456	15,466,756
Retained earnings	17,286,503	16,443,017
Accumulated other comprehensive loss	(833,093)	(475,255)

Total stockholders’ equity	43,067,106	42,365,233

Total Liabilities and Stockholders’ Equity	$117,651,099	$116,332,455

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2007 AND 2006

UNAUDITED

	Three Months Ended December 31,
	2007	2006
Operating Revenues:
Gas utilities	$25,554,643	$26,180,313
Other	186,265	237,331

Total operating revenues	25,740,908	26,417,644

Cost of Sales:
Gas utilities	18,296,729	19,026,674
Other	75,350	147,536

Total cost of sales	18,372,079	19,174,210

Gross Margin	7,368,829	7,243,434

Other Operating Expenses:
Operations	2,598,623	2,683,077
Maintenance	351,157	306,947
General taxes	291,412	266,907
Depreciation and amortization	1,083,498	1,023,714

Total other operating expenses	4,324,690	4,280,645

Operating Income	3,044,139	2,962,789
Other Income, net	(44,330)	(916)
Interest Expense	564,482	525,470

Income from Continuing Operations Before Income Taxes	2,523,987	2,438,235
Income Tax Expense from Continuing Operations	957,979	926,582

Income from Continuing Operations	1,566,008	1,511,653

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes of ($14,628) and $108,882	(36,690)	173,862

Net Income	1,529,318	1,685,515
Other Comprehensive Loss, Net of taxes	(357,838)	(10,738)

Comprehensive Income	$1,171,480	$1,674,777

Basic Earnings Per Common Share:
Income from continuing operations	$0.72	$0.70
Discontinued operations	(0.02)	0.08

Net income	$0.70	$0.78

Diluted Earnings Per Common Share:
Income from continuing operations	$0.71	$0.70
Discontinued operations	(0.02)	0.08

Net income	$0.69	$0.78

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS

ENDED DECEMBER 31, 2007 AND 2006

UNAUDITED

	Three Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$1,566,008	$1,511,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,139,228	1,082,304
Cost of removal of utility plant, net	(41,177)	(31,211)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(5,916,190)	(5,678,150)

Net cash used in continuing operating activities	(3,252,131)	(3,115,404)
Net cash used in discontinued operations	(240,967)	(652,287)

Net cash used in operating activities	(3,493,098)	(3,767,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(1,645,376)	(1,711,212)
Proceeds from sale of Bluefield Operations	3,941,000	—

Net cash provided by (used in) continuing investing activities	2,295,624	(1,711,212)
Net cash used in discontinued investing activities	(12,360)	(94,967)

Net cash provided by (used in) investing activities	2,283,264	(1,806,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	3,304,000	4,340,000
Proceeds from issuance of common stock	216,225	305,078
Cash dividends paid	(667,246)	(643,067)

Net cash provided by continuing financing activities	2,852,979	4,002,011
Net cash provided by discontinued financing activities	365,000	863,000

Net cash provided by financing activities	3,217,979	4,865,011

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,008,145	(708,859)
BEGINNING CASH AND CASH EQUIVALENTS	1,408,317	1,490,141

ENDING CASH AND CASH EQUIVALENTS	$3,416,462	$781,282

SUPPLEMENTAL INFORMATION:
Cash paid (received) during the year for:
Interest	$889,249	$659,361
Income taxes net of refunds	(79)	(3,206)

Noncash Transactions:

A note in the amount of $1,300,000 was received as partial payment for the sale of the assets associated with the Bluefield division of Roanoke Gas Company.

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly RGC Resources, Inc.’s financial position as of December 31, 2007 and the results of its operations for the three months ended December 31, 2007 and 2006 and its cash flows for the three months ended December 31, 2007 and 2006. The results of operations for the three months ended December 31, 2007 are not indicative of the results to be expected for the fiscal year ending September 30, 2008 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

2.	The condensed consolidated interim financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes thereto. The condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K. The September 30, 2007 balance sheet was included in the Company’s Form 10-K.

3.	Certain reclassifications were made to prior year financial statements to place them on a basis consistent with current year presentation with regard to discontinued operations as discussed below.

4.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.	Effective as of October 31, 2007, Resources closed on the sale of the stock of Bluefield Gas Company (“Bluefield”) to ANGD, LLC, and Roanoke Gas Company completed the sale of its natural gas distribution assets located in the Town of Bluefield and the County of Tazewell, Virginia (“Bluefield division of Roanoke Gas”) to Appalachian Natural Gas Company (“Appalachian”), a subsidiary of ANGD, LLC. Resources received approximately $2,100,000 in cash from the sale of the Bluefield stock after the retirement of approximately $5,100,000 in Bluefield debt. Roanoke Gas received approximately $1,800,000 in cash and a promissory note in the amount of $1,300,000 payable by ANGD, LLC. The note has a 5-year term with a 15-year amortization schedule with annual principal payments and quarterly interest payments at a rate of 10%. The sale of the stock of Bluefield was at book value resulting in no gain or loss on the sale. The sale of assets of the Bluefield division of Roanoke Gas was equal to the book value of net plant plus 1% and the book value of accounts receivable, natural gas inventory, and certain other listed current assets. The gain on the sale of these assets was offset by the costs associated with completing both sale transactions. The final sales price for both transactions is subject to mutually agreed upon or arbitrated purchase price adjustments determined subsequent to the closing date but no later than 230 days after Closing. The Company does not expect any significant changes to the sales price for either transaction.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Bluefield and the Bluefield division of Roanoke Gas (“Bluefield Operations”) represent approximately 4,600 of Resources 61,200 customers. The results of operations of both Bluefield Gas and the Bluefield division of Roanoke Gas Company up to the effective date of the sale are reflected as discontinued operations.

The components of discontinued operations are summarized below:

	Three Months Ended December 31,
	2007	2006
Bluefield Gas
Total Revenues	$457,777	$3,575,401

Pretax Operating Income	(105,216)	122,417
Continuing Costs	53,898	160,327
Income Tax Expense	14,628	(108,882)

Discontinued Operations	$(36,690)	$173,862

The carrying amounts of the major classes of assets and liabilities subject to the purchase agreements as of September 30, 2007 are as follows:

September 30, 2007
Assets:
Accounts receivable, net	$429,582
Gas in storage	3,230,624
Other current assets	90,913
Net utility plant	9,018,903
Other assets	55,322

Assets available for sale	$12,825,344

Liabilities:
Accounts payable and customer credit balances	$1,499,604
Accrued expenses	99,821
Other current liabilities	4,800,048
Non current liabilities	1,159,132

Liabilities of assets available for sale	$7,558,605

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Concurrent with the completion of the sale of the Bluefield Operations, the Company and ANGD executed a services agreement whereby Resources and Roanoke will provide certain customer billing, gas control, regulatory and other administrative services for Bluefield and Appalachian on mutually agreeable terms. The term of this agreement is expected to be of a short duration and the corresponding service fees will not be significant.

6.	Since 2003, Roanoke Gas Company has had in place a weather normalization adjustment tariff (“WNA”) based on a weather occurrence band around the most recent 30-year temperature average. As of December 31, 2007, heating-degree days for the period April 2007 through December 2007 were approximately 14 percent less than the 30-year average. The Company recorded approximately $315,000 in additional revenues to reflect the estimated impact of the WNA for the difference in margin realized for weather between 14 percent and 6 percent warmer than the 30-year average. The final surcharge or refund to customers will be dependent on the weather during the second quarter. Accordingly, the accrued revenues related to the surcharge may be adjusted up or down from the amount reflected in the December 31, 2007 financial statements. The Company accrued approximately $313,000 in additional revenues during the quarter ended December 31, 2006 as the number of heating degree days were approximately 16 percent less than the 30-year average. The Company applied the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, in recording the estimated asset and revenue for the WNA.

7.	During the quarter ended December 31, 2007, Roanoke Gas Company placed into effect new base rates effective for service rendered on and after November 1, 2007 to provide for approximately $700,000 in additional annual revenues. These higher rates are subject to refund pending a final order by the Virginia State Corporation Commission (“SCC”). The Company has recorded an estimated reserve that management believes may be refundable to customers based upon the current assessment of its rate increase request. The amount of the final rate award may be more or less than the amount reflected in the financial statements and will not be known until the final Commission order is received which is not expected until late spring.

8.	The Company’s risk management policy allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations. The Company’s risk management policy specifically prohibits the use of derivatives for speculative purposes. The key market risks that the Company would seek to hedge include the price of natural gas and the cost of borrowed funds.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Company has historically entered into futures, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. As of December 31, 2007, the Company had outstanding derivative collar arrangements for the purchase of natural gas. The fair value of these instruments is recorded in the balance sheet with the offsetting entry to overrecovery or underrecovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any prudently incurred cost or benefit received from these instruments is recoverable or refunded through the regulated natural gas purchased gas adjustment (“PGA”) mechanism.

The Company entered into an interest rate swap related to the $15,000,000 note issued in November 2005. The swap essentially converted the floating rate note based upon LIBOR into fixed rate debt with a 5.74 percent interest rate. The swap qualifies as a cash flow hedge with changes in fair value reported in other comprehensive income.

A summary of other comprehensive income including the effect financial instrument activity and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, had on comprehensive income and accumulated comprehensive loss is provided below:

Three Months Ended December 31, 2007	Interest Rate Swap	Natural Gas Derivative	SFAS No. 158	Total
Unrealized losses	$(594,257)	$—	$—	$(594,257)
Income tax benefit	225,580	—	—	225,580

Net unrealized losses	(368,677)	—	—	(368,677)
Transfer of realized losses to income	5,665	—	11,806	17,471
Income tax benefit	(2,150)	—	(4,482)	(6,632)

Net transfer of realized losses to income	3,515	—	7,324	10,839
Net other comprehensive loss	$(365,162)	$—	$7,324	$(357,838)
Fair value of marked to market transactions	$(674,617)	$(116,010)	$—	$(790,627)
Accumulated comprehensive loss	$(418,532)	$—	$(414,561)	$(833,093)

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Three Months Ended December 31, 2006	Interest Rate Swap	Natural Gas Derivative	SFAS No. 158	Total
Unrealized losses	$(6,924)	$—	$—	$(6,924)
Income tax benefit	2,628	—	—	2,628

Net unrealized losses	(4,296)	—	—	(4,296)
Transfer of realized gains to income	(10,383)	—	—	(10,383)
Income tax expense	3,941	—	—	3,941

Net transfer of realized losses to income	(6,442)	—	—	(6,442)
Net other comprehensive loss	$(10,738)	$—	$—	$(10,738)
Fair value of marked to market transactions	$(21,866)	$(1,694,660)	$—	$(1,716,526)
Accumulated comprehensive loss	$(13,566)	$—	$—	$(13,566)

9.	Basic earnings per common share for the three months ended December 31, 2007 and 2006 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three months ended December 31, 2007 and 2006 are calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Three Months Ended December 31,
	2007	2006
Weighted average common shares	2,191,512	2,148,054
Effect of dilutive securities:
Options to purchase common stock	10,739	9,191

Diluted average common shares	2,202,251	2,157,245

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

10.	The Company has both a defined benefit pension plan (the “pension plan”) and a post- retirement benefit plan (the “post-retirement plan”). The pension plan covers substantially all of the Company’s employees and provides retirement income based on years of service and employee compensation. The post-retirement plan provides certain healthcare and supplemental life insurance benefits to retired employees who meet specific age and service requirements. Net pension plan and post-retirement plan expense recorded by the Company is detailed as follows:

	Three Months Ended December 31,
	2007	2006
Components of net periodic pension cost:
Service cost	$107,365	$101,227
Interest cost	192,377	185,228
Expected return on plan assets	(205,345)	(172,816)
Recognized loss	—	18,050

Net periodic pension cost	$94,397	$131,689

	Three Months Ended December 31,
	2007	2006
Components of post-retirement benefit cost:
Service cost	$35,082	$36,923
Interest cost	127,848	125,461
Expected return on plan assets	(71,626)	(59,724)
Amortization of unrecognized transition obligation	47,223	47,223
Recognized loss	—	2,472

Net periodic post-retirement benefit cost	$138,527	$152,355

The Company contributed $300,000 to its pension plan for the quarter ended December 31, 2007. The Company expects to make a total contribution of approximately $600,000 to its pension plan and $600,000 to its post-retirement benefit plan during the fiscal year ending September 30, 2008.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

11.	Both Roanoke Gas Company and Bluefield Gas Company, subsidiaries of RGC Resources, Inc., operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the late 1940s or early 1950s. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. The extent of contaminants at these sites, if any, is unknown at this time. An analysis at the Bluefield Gas Company site indicates some soil contamination. The Company, with concurrence of legal counsel, does not believe any events have occurred requiring regulatory reporting. Further, the Company has not received any notices of violation or liabilities associated with environmental regulations related to the MGP sites and is not aware of any off-site contamination or pollution as a result of prior operations. Therefore, the Company has no plans for subsurface remediation at the MGP sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. A stipulated rate case agreement between the Company and the West Virginia Public Service Commission recognized the right of Bluefield Gas Company to defer MGP clean-up costs, should any be incurred, and to seek rate recovery for such costs. While the Company sold the stock of Bluefield Gas Company to ANGD, LLC, it retained ownership of the former MGP site and entered into an Indemnification and Cost Sharing Agreement with ANGD to seek rate recovery of any remediation costs through rate recovery and under any applicable insurance policies or from any third party for reimbursement to the Company for 25% of any such costs to the extent they are not otherwise recovered. If the Company eventually incurs costs associated with a required clean-up of the Roanoke Gas Company MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates. Based on anticipated regulatory actions and current practices, management believes that any costs incurred related to this matter will not have a material effect on the Company’s financial condition or results of operations.

12.	On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). This statement clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not result in a material impact on the Company’s financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value methods. This statement does not require any new fair value measurements. Instead, it provides for increased consistency and comparability in fair value measurements and for expanded disclosure surrounding the fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

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

The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2008. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings depends primarily on weather conditions during the remaining winter months, energy costs and the level of operating and maintenance costs during the remainder of the year.

RGC RESOURCES, INC. AND SUBSIDIARIES

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 56,600 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding areas through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for the terms and conditions set forth by the State Corporation Commission (“SCC”).

Resources also provided regulated sale and distribution of natural gas to Bluefield, West Virginia, the Town of Bluefield, Virginia and surrounding areas through its Bluefield Gas Company (“Bluefield”) subsidiary and the Bluefield division of Roanoke Gas (collectively called “Bluefield Operations”). Effective as of October 31, 2007, Resources closed on the sale of the stock of Bluefield to ANGD, LLC and Roanoke Gas completed the sale of the assets of its Bluefield division to Appalachian Natural Gas Company (“Appalachian”), a subsidiary of ANGD, LLC. The Bluefield Operations represented approximately 8% of the customers of Resources. The corresponding activities of the Bluefield Operations up to the effective date of the sale have been classified as discontinued operations. See “Discontinued Operations” section below and Note 5 above for more information on these transactions.

Resources also provides certain unregulated natural gas related services through Roanoke Gas Company and information system services to software providers in the utility industry through RGC Ventures, Inc. of Virginia, which operates as Application Resources. Such operations represent less than 1% of total revenues and income of Resources.

Winter weather conditions and volatility in natural gas prices both have a direct influence on the quantity of natural gas sales to the Company’s customers and management believes each factor has the potential to significantly impact earnings. A majority of natural gas sales are for space heating during the winter season. Consequently, during warmer than normal winters, customers may significantly reduce their purchase of natural gas. Furthermore, significant increases in natural gas commodity prices could also affect customer usage through conservation or use of alternative fuels.

Because the SCC authorizes billing rates for the natural gas operations based upon normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. The Company has been able to mitigate a portion of the risk associated with warmer than normal winter weather by the inclusion of a weather normalization adjustment (“WNA”) factor as part of its rate structure, which allows the Company to recover revenues equivalent to the margin that would be realized at approximately 6 percent warmer than the 30-year normal. The Company recorded approximately $315,000 in additional revenues to reflect the estimated impact of the WNA for the difference in margin realized for weather between 14% and 6% warmer than the 30-year average. The final surcharge or refund to customers will be dependent on the weather during the second quarter. Accordingly, the accrued revenues related to the WNA may be adjusted up or down from the amount included in the December 31, 2007 financial statements. The Company accrued approximately $313,000 in additional revenues during the quarter ended December 31, 2006 as the number of heating degree days were approximately 16% fewer than the 30-year average.

RGC RESOURCES, INC. AND SUBSIDIARIES

Management also has concerns regarding the volatility of natural gas prices and the potential for reduced sales in response to increasing prices. Rising natural gas prices may influence the level of sales due to conservation efforts by customers or may result in customers switching to an alternative fuel. In addition, increasing prices may lead to a higher level of bad debts due to customers’ inability to afford the higher prices. Minimal hurricane activity during 2007, a warmer than normal early fall season and adequate storage supplies have contributed to stable natural gas prices; however, extended periods of colder than normal weather or supply disruptions could result in increasing natural gas commodity prices. The Company has an approved rate structure in place that mitigates the impact of financing costs of inventory related to rising natural gas prices. Under this rate structure, Roanoke Gas accrues revenue to cover the financing costs or “carrying costs” related to the level of investment in natural gas inventory. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing inventory costs and lower inventory balances, the Company recognizes less carrying cost revenue as the financing costs would be less. The Company recognized approximately $629,000 and $603,000 in carrying cost revenues for the three months ended December 31, 2007 and 2006, respectively.

Results of Operations

Consolidated net income (loss) from continuing and discontinued operations is as follows:

	Three Months Ended December 31,
	2007	2006
Net Income
Continuing Operations	$1,566,008	$1,511,653
Discontinued Operations	(36,690)	173,862

Net Income	$1,529,318	$1,685,515

RGC RESOURCES, INC. AND SUBSIDIARIES

Continuing Operations

The table below reflects volume activity and heating degree-days.

	Three Months Ended December 31,		Increase/ (Decrease)
	2007	2006		Percentage
Delivered Volumes
Regulated Natural Gas (DTH)
Tariff Sales	2,001,016	2,085,274	(84,258)	-4%
Transportation	707,203	750,352	(43,149)	-6%

Total	2,708,219	2,835,626	(127,407)	-4%
Heating Degree Days	1,291	1,352	(61)	-5%
(Unofficial)

The table below reflects operating revenues.

	Three Months Ended December 31,		Increase/ (Decrease)
	2007	2006		Percentage
Operating Revenues
Gas Utilities	$25,554,643	$26,180,313	$(625,670)	-2%
Other	186,265	237,331	(51,066)	-22%

Total Operating Revenues	$25,740,908	$26,417,644	$(676,736)	-3%

Total operating revenues from continuing operations for the three months ended December 31, 2007 compared to the same period last year decreased due to reductions in sales volumes associated with 5% fewer heating degree-days during the period. Natural gas commodity prices remained consistent with last year’s prices, as both periods were much warmer than the 30-year normal. Other revenues declined due to the composition of services provided under the Company’s unregulated operations.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended December 31,		Increase/ (Decrease)
	2007	2006		Percentage
Gross Margin
Gas Utilities	$7,257,914	$7,153,639	$104,275	1%
Other	110,915	89,795	21,120	24%

Total Operating Margin	$7,368,829	$7,243,434	$125,395	2%

Regulated natural gas margins from gas utilities increased slightly over the same period last year as reductions in sales volumes were more than offset by the implementation of a non-gas cost rate increase. The decline in tariff sales (consisting primarily of residential and commercial volumes) corresponded to the reduction in heating degree-days. The decline in transportation volumes related to reduced production activity for certain larger industrial customers. The Company placed increased rates into effect during the first quarter. These rates were placed into effect subject to refund pending a final order from the SCC. As a result of the higher rates, the Company realized approximately $100,000 in additional margin from customer base charges, which is a flat monthly fee billed to each natural gas customer. The total volumetric margin declined by approximately $31,000 as the effect of the rate increase only partially offset the effect of lower sales volumes. Carrying cost revenues, as explained below, increased by approximately $26,000 due to higher average investment in natural gas storage during the period. The components of the gas utility margin increase are summarized below:

Net Margin Increase

Customer Base Charge including rate increase	$101,381
WNA	1,750
Carrying Cost	26,017
Volumetric (rate and volume)	(30,596)
Other	5,723

Total	$104,275

Other margins increased over last year primarily due to the composition of services related to temporary work performed in the unregulated operations of Roanoke Gas.

Operations expenses decreased by $84,454, or 3%, compared to the same period last year. Reductions in bad debt expense, operations labor and contractor expenses combined with higher capitalized overheads accounted for most of the decline. Improvement in customer accounts receivable aged balances and a greater level of customer deposits have helped to reduce bad debt expense by approximately $43,000. Increased level of capital expenditures due to the focus on distribution system renewal projects have reduced operations labor and contractor expenses and increased the level of overheads capitalized by approximately $40,000. Maintenance expenses increased $44,210, or 14%, over the same period last year. The increase in maintenance primarily relates to timing of repairs of pipeline leaks in the Company’s distribution system determined through leak surveys completed in the prior fiscal year.

RGC RESOURCES, INC. AND SUBSIDIARIES

General taxes increased by $24,505, or 9%, due to higher payroll and property taxes. Depreciation expense increased $59,784, or 6%, on a corresponding increase in utility plant associated with extending service to new customers and replacing cast iron and bare steel pipe. Other income, net increased by $43,414 due to a higher level of investment earnings attributable to the net proceeds and note received from the sale of the Bluefield Operations.

Interest expense increased by $39,012, or 7%, primarily due to higher average debt outstanding from continuing operations during the current quarter compared to the same period last year. Reductions in the effective average interest rate from 5.8% to 5.4% on the Company’s line-of-credit arrangements partially offset the increase attributable to the higher average debt. The current economic environment combined with the Federal Reserves efforts to stimulate the economy should result in lower interest rates on the Company’s line-of-credit arrangements during the second quarter and possibly longer.

Income tax expense increased by $31,397, which corresponds to the increase in pre-tax income of continuing operations for the quarter.

Discontinued Operations

As discussed above in Note 5 of the financial statements, effective as of October 31, 2007, Resources closed on the sale of the stock of Bluefield Gas Company to ANGD, LLC, and Roanoke Gas Company completed the sale of its natural gas distribution assets located in the Town of Bluefield and the County of Tazewell, Virginia (“Bluefield division of Roanoke Gas”) to Appalachian Natural Gas Company (“Appalachian”), a subsidiary of ANGD, LLC. Bluefield and the Bluefield division of Roanoke Gas (“Bluefield Operations”) represented approximately 4,600 of Resources 61,200 customers. The results of operations of both Bluefield Gas and the Bluefield division of Roanoke Gas Company up to the effective date of the sale are reflected as discontinued operations.

The Bluefield Operations absorbed approximately $773,000 and $732,000 in fiscal 2007 and 2006, respectively, in costs allocated from Resources and Roanoke Gas that have continued after the sale. The Company expected to recover a portion of these costs through a services agreement with ANGD and through current and future non-gas cost rate filings. The Company also expects to reduce a portion of the costs through normal staff attrition. Based on current estimates, revenue from the services agreement will not be as much as originally projected as ANGD is expected to exercise its option to terminate or significantly reduce the services under the agreement earlier than originally anticipated. The new non-gas cost rate increase placed into effect in November, subject to refund, includes these retained costs net of the original estimates of revenues from the services agreement. The ultimate determination of the rate award to recover these costs will not be known until the final order is received later this year. Future non-gas rate filings are expected to include a return on equity from the infusion of the net proceeds received from the sale of Bluefield stock.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

Regulatory accounting – The Company’s regulated operations follow the accounting and reporting requirements of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. The economic effects of regulation can result in a regulated company deferring costs that have been or are expected to be recovered from customers in a period different from the period in which the costs would be charged to expense by a nonregulated enterprise. When this results, costs are deferred as assets in the consolidated balance sheet (regulatory assets) and recorded as expenses when such amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for the amounts previously collected from customers and for current collection in rates of costs that are expected to be incurred in the future (regulatory liabilities).

If any portion of the current regulated operations ceases to meet the criteria for application of the provisions of SFAS No. 71, the Company would remove the corresponding regulatory assets or liabilities from the consolidated balance sheets and reflect them within the consolidated statement of income for the period in which the discontinuance occurred.

Revenue recognition –Regulated utility sales and transportation revenues are based upon rates approved by the SCC. The non-gas cost component of rates may not be changed without a formal rate increase application and corresponding authorization by the SCC; however, the gas cost component of rates may be adjusted periodically through the PGA mechanism with approval from the SCC. Roanoke also utilizes a WNA, which is designed to partially offset the impact of weather that is either more than approximately 6 percent warmer than normal or approximately 6 percent colder than normal over a 12 month period. The calculation of the WNA requires the use of estimates. Without the WNA, the Company’s operating revenues and gross margins would have been reduced by approximately $315,000 and $313,000 for the three-month periods ended December 31, 2007 and 2006, respectively.

The Company bills its regulated natural gas customers on a monthly cycle. The billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for natural gas delivered to customers not yet billed during the accounting period. Determination of unbilled revenue relies on the use of estimates and current and historical data. The financial statements included unbilled revenues of $6,290,944 and $5,095,664 at December 31, 2007 and 2006, respectively. Roanoke also accrues a provision for rate refund during periods in which it has implemented new billing rates pending the results of a final review and hearing on the increases by the SCC. The Company’s estimated refund provision is based upon historical experience, discussions with the SCC and other relevant factors.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

Asset Management

Roanoke Gas uses a third party as an asset manager to manage its pipeline transportation and storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the third party pays Roanoke Gas a monthly utilization fee, which is used to reduce the cost of gas for customers. In October 2007, Roanoke Gas executed a new 3-year agreement with a new asset manager to provide these services under substantially the same terms.

RGC RESOURCES, INC. AND SUBSIDIARIES

Energy Costs

A combination of a mild hurricane season, strong natural gas storage levels and a warm fall season have resulted in natural gas commodity prices remaining stable and consistent with last year’s prices. Natural gas futures as of December 31, 2007 indicated likely continued price stability in the near term.

Energy costs represent the single largest expense of the Company. To help mitigate the impact of potential price volatility, the Company uses various hedging mechanisms, including summer storage injections and financial instruments. Prudently incurred natural gas costs are fully recoverable under the present regulatory Purchased Gas Adjustment (“PGA”) mechanisms, and increases and decreases in the cost of gas are passed through to the Company’s customers. Although rising energy prices are recoverable through the PGA mechanism, high energy prices may have a negative impact on earnings through increases in bad debt expense and higher interest costs because the delay in recovering higher gas costs requires borrowing to temporarily fund receivables from customers. The Company’s rate structure provides a level of protection against the impact that rising energy prices may have on bad debts and carrying costs of gas in storage by allowing for more timely recovery of these costs. However, the rate structure will not protect the Company from increased rate of bad debts or increases in interest rates.

Regulatory Affairs

On September 17, 2007, Roanoke filed an application with the Virginia SCC for an expedited increase in non-gas rates to provide approximately $700,000 in additional revenues. The requested rates were placed into effect on November 1, 2007 subject to refund for any differences between the implemented rates and the final rates approved by the SCC. An SCC rate order is expected in the late spring of 2008.

Capital Resources and Liquidity

Due to the capital intensive nature of the utility business, as well as the related weather sensitivity, the Company’s primary capital needs are the funding of its continuing construction program and the seasonal funding of its natural gas inventories and accounts receivable. The Company’s construction program is composed of a combination of replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of its natural gas system to meet the demands of customer growth. Total capital expenditures from continuing operations were $1,645,376 and $1,711,212 for the three-month periods ended December 31, 2007 and 2006, respectively. Roanoke Gas’ total capital budget for the current year is more than $6,200,000. It is anticipated that future capital expenditures will be funded with the combination of operating cash flow, sale of Company equity securities through the Dividend Reinvestment and Stock Purchase Plan and issuance of debt.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

At December 31, 2007, the Company had available lines-of-credit for its short-term borrowing needs totaling $21,000,000, of which $8,112,000 was outstanding. The interest rates under the lines-of-credit are variable based upon 30 day LIBOR. These lines-of-credit expire March 31, 2008, unless extended. The Company anticipates being able to extend or replace the lines-of-credit upon expiration.

In July 2008, Roanoke Gas’ $5,000,000 first mortgage notes mature. Management anticipates being able to obtain new financing on terms acceptable to the Company to meet the cash requirements of the maturing note.

As discussed above, the Company and Roanoke Gas closed on the sale of the Bluefield Operations effective as of October 31, 2007. On the date of closing the Company received payment of $9,000,000 and a subordinated note of $1,300,000 based on estimated values as of October 31, 2007. After payoff of Bluefield’s outstanding debt at the date of closing and payment of the estimated income taxes associated with the taxable gain on sale of the stock of Bluefield Gas, the Company’s cash resources increased by approximately $3,300,000. The Company will use the net proceeds to reduce the corporate borrowing requirements under its line-of-credit agreements and to infuse capital in Roanoke Gas to help fund its construction and pipeline renewal programs.

Stockholders equity increased by $701,873 for the three months ended December 31, 2007, primarily due to earnings and proceeds from stock issued under the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The activity is summarized below:

Net income	$1,529,318
Dividends	(685,832)
DRIP	193,730
Restricted stock and stock options	22,495
Net comprehensive loss	(357,838)

Increase in stockholders’ equity	$701,873

At December 31, 2007, the Company’s consolidated long-term capitalization was 61 percent equity and 39 percent debt.

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

Interest Rate Risk

The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At December 31, 2007, the Company had $8,112,000 outstanding under its lines of credit at an interest rate of 5.10%. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s average variable rate debt outstanding would have resulted in an increase in the 3-month interest expense from of approximately $15,000. The Company also has a $15,000,000 intermediate term variable rate note that is currently being hedged by a fixed rate interest swap. The balance of the long-term debt is at fixed rates.

Commodity Price Risk

The Company manages the price risk associated with purchases of natural gas by using a combination of fixed price contracts, gas storage injections and derivative commodity instruments including futures, price caps, swaps and collars. During the quarter, the Company used both storage gas and derivative collar arrangements for the purpose of hedging the price of natural gas. Any cost incurred or benefit received from the derivative arrangements is recoverable or refunded through the regulated natural gas purchased gas adjustment (PGA) mechanism. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contracts will be passed through to customers when realized. As of December 31, 2007, a hypothetical 10% reduction in the market price of natural gas would result in an increase of approximately $362,800 in the balance sheet liability on the Company’s financial statements.

ITEM 4T – CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007, the Company’s Chief Executive Officer and principal financial officer have concluded that these disclosure controls and procedures are effective. Management routinely reviews the Company’s internal controls over financial reporting and from time to time makes changes intended to enhance the effectiveness of internal controls over financial reporting. There has been no change during the quarter ended December 31, 2007, in the Company’s internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, this internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the “Restricted Stock Plan”), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions (“restricted stock”). A participant can, subject to approval of Directors of the Company (the “Board”), elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company’s common stock on the NASDAQ-NMS on the first day of the month. The shares of restricted stock are issued in reliance on Section 3(a)(11) and Section 4(2) exemptions under the Securities Act of 1933 (the “Act”) and will vest only in the case of the participant’s death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant’s voluntary resignation during his term on the Board or (ii) removal for cause. During the quarter ended December 31, 2007, the Company issued a total of 802 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

Investment Date	Price	Number of Shares
10/1/2007	$26.980	278
11/1/2007	$26.700	281
12/3/2007	$30.850	243

ITEM 6 – EXHIBITS

Number	Description

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

RGC RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC Resources, Inc.

Date: February 13, 2008	By:	/s/ Howard T. Lyon
Howard T. Lyon
Vice-President, Treasurer and Controller
(Principal Financial Officer)