Form 10-Q
period 2008-03-31
RGC RESOURCES INC
filed 2008-05-13
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated-filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $5 Par Value	2,202,717

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2008	September 30, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$8,715,726	$1,408,317
Accounts receivable - (less allowance for uncollectibles of $420,392 and $46,710, respectively)	13,546,638	4,447,928
Note receivable	87,000	—
Materials and supplies	614,366	515,722
Gas in storage	10,633,557	19,156,833
Assets available for sale	—	12,825,344
Prepaid income taxes	—	1,649,788
Deferred income taxes	2,562,331	1,001,162
Under-recovery of gas costs	1,166,088	—
Other	887,398	455,445

Total current assets	38,213,104	41,460,539

Utility Property:
In service	110,389,089	108,348,844
Accumulated depreciation and amortization	(37,795,452)	(36,424,831)

In service, net	72,593,637	71,924,013
Construction work in progress	1,524,876	663,256

Utility plant, net	74,118,513	72,587,269

Other Assets:
Note receivable	1,213,000	—
Other	2,261,118	2,284,647

Total other assets	3,474,118	2,284,647
Total Assets	$115,805,735	$116,332,455

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2008	September 30, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$5,000,000	$5,000,000
Borrowings under lines of credit	—	4,808,000
Dividends payable	688,349	667,245
Accounts payable	16,680,929	6,457,602
Customer credit balances	2,098,056	4,308,415
Income taxes payable	1,062,699	—
Customer deposits	1,612,729	1,439,765
Accrued expenses	1,662,683	2,106,222
Liabilities of assets available for sale	—	7,558,605
Over-recovery of gas costs	—	567,295
Fair value of marked to market transactions	1,406,989	86,025

Total current liabilities	30,212,434	32,999,174

Long-term Debt, Excluding Current Maturities	23,000,000	23,000,000

Deferred Credits and Other Liabilities:
Asset retirement obligations	2,551,474	2,499,345
Regulatory cost of retirement obligations	6,426,696	6,043,088
Benefit plan liabilities	3,926,694	3,855,292
Deferred income taxes	5,011,050	5,442,563
Deferred investment tax credits	111,266	127,760

Total deferred credits and other liabilities	18,027,180	17,968,048

Stockholders’ Equity:
Common stock, $5 par value; authorized, 10,000,000 shares; issued and outstanding 2,201,624 and 2,186,143, respectively	11,008,120	10,930,715
Preferred stock, no par, authorized, 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	15,821,372	15,466,756
Retained earnings	19,016,762	16,443,017
Accumulated other comprehensive loss	(1,280,133)	(475,255)

Total stockholders’ equity	44,566,121	42,365,233

Total Liabilities and Stockholders’ Equity	$115,805,735	$116,332,455

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Operating Revenues:
Gas utilities	$39,349,932	$37,467,622	$64,904,575	$63,647,935
Other	214,446	104,491	400,711	341,822

Total operating revenues	39,564,378	37,572,113	65,305,286	63,989,757

Cost of Sales:
Gas utilities	30,827,646	29,005,243	49,124,375	48,031,917
Other	83,916	26,754	159,266	174,290

Total cost of sales	30,911,562	29,031,997	49,283,641	48,206,207

Gross Margin	8,652,816	8,540,116	16,021,645	15,783,550

Other Operating Expenses:
Operations	2,508,872	2,770,135	5,107,495	5,453,212
Maintenance	325,252	275,155	676,409	582,102
General taxes	311,430	298,649	602,842	565,556
Depreciation and amortization	1,092,262	1,028,714	2,175,760	2,052,428

Total other operating expenses	4,237,816	4,372,653	8,562,506	8,653,298

Operating Income	4,415,000	4,167,463	7,459,139	7,130,252
Other Income, net	(16,737)	(398)	(61,067)	(1,314)
Interest Expense	518,029	481,375	1,082,511	1,006,845

Income from Continuing Operations Before Income Taxes	3,913,708	3,686,486	6,437,695	6,124,721
Income Tax Expense from Continuing Operations	1,495,099	1,400,451	2,453,078	2,327,033

Income from Continuing Operations	2,418,609	2,286,035	3,984,617	3,797,688

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes of $0, $195,934, ($14,628) and $304,816	—	306,669	(36,690)	480,531

Net Income	2,418,609	2,592,704	3,947,927	4,278,219
Other Comprehensive Loss, Net of Income Taxes	(447,040)	(23,762)	(804,878)	(34,500)

Comprehensive Income	$1,971,569	$2,568,942	$3,143,049	$4,243,719

Basic Earnings Per Common Share:
Income from continuing operations	$1.10	$1.06	$1.82	$1.77
Discontinued operations	—	0.14	(0.02)	0.22

Net income	$1.10	$1.20	$1.80	$1.99

Diluted Earnings Per Common Share:
Income from continuing operations	$1.10	$1.06	$1.81	$1.76
Discontinued operations	—	0.14	(0.02)	0.22

Net income	$1.10	$1.20	$1.79	$1.98

Cash dividends per common share	$0.313	$0.305	$0.625	$0.610

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

UNAUDITED

	Six Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$3,984,617	$3,797,688
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,278,220	2,166,609
Cost of removal of utility plant, net	(115,390)	(78,804)
Changes in assets and liabilities which provided cash, exclusive of changes and noncash transactions shown separately	6,130,227	4,563,021

Net cash provided by continuing operating activities	12,277,674	10,448,514
Net cash (used in) provided by discontinued operations	(240,967)	1,806,067

Net cash provided by operating activities	12,036,707	12,254,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(3,293,881)	(3,152,540)
Proceeds from sale of Bluefield Operations	3,941,000	—

Net cash provided by (used in) continuing investing activities	647,119	(3,152,540)
Net cash used in discontinued investing activities	(12,360)	(267,751)

Net cash provided by (used in) investing activities	634,759	(3,420,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under line-of-credit agreements	(4,808,000)	(3,353,000)
Proceeds from issuance of common stock	432,021	538,299
Cash dividends paid	(1,353,078)	(1,299,753)

Net cash used in continuing financing activities	(5,729,057)	(4,114,454)
Net cash provided by (used in) discontinued financing activities	365,000	(1,279,000)

Net cash used in financing activities	(5,364,057)	(5,393,454)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,307,409	3,440,836
BEGINNING CASH AND CASH EQUIVALENTS	1,408,317	1,490,141

ENDING CASH AND CASH EQUIVALENTS	$8,715,726	$4,930,977

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$1,186,998	$1,243,098
Income taxes net of refunds	1,212,921	1,196,794

Noncash Transactions:

A note in the amount of $1,300,000 was received as partial payment for the sale of the assets associated with the Bluefield division of Roanoke Gas Company.

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly RGC Resources, Inc.’s financial position as of March 31, 2008 and the results of its operations for the three months and six months ended March 31, 2008 and 2007 and its cash flows for the six months ended March 31, 2008 and 2007. The results of operations for the three months and six months ended March 31, 2008 are not indicative of the results to be expected for the fiscal year ending September 30, 2008 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months and losses during the summer months.

2.	The condensed consolidated interim financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes thereto. The condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K. The September 30, 2007 balance sheet was included in the Company’s Form 10-K.

3.	Certain reclassifications were made to prior year financial statements to place them on a basis consistent with current year presentation with regard to discontinued operations as discussed below.

4.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

At the time of the sale, Bluefield and the Bluefield division of Roanoke Gas (“Bluefield Operations”) represented approximately 4,600 of Resources 60,200 customers. The results of operations of both Bluefield Gas and the Bluefield division of Roanoke Gas Company up to the effective date of the sale are reflected as discontinued operations.

The components of discontinued operations are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Bluefield Operations
Total Revenues	$—	$5,039,624	$457,777	$8,615,025

Pretax Operating Income	—	309,762	(105,216)	432,179
Continuing Costs	—	192,841	53,898	353,168
Income Taxes	—	(195,934)	14,628	(304,816)

Discontinued Operations	$—	$306,669	$(36,690)	$480,531

The carrying amounts of the major classes of assets and liabilities subject to the purchase agreements as of September 30, 2007 are as follows:

September 30, 2007
Assets:
Accounts receivable, net	$429,582
Gas in storage	3,230,624
Other current assets	90,913
Net utility plant	9,018,903
Other assets	55,322

Assets available for sale	$12,825,344

Liabilities:
Accounts payable and customer credit balances	$1,499,604
Accrued expenses	99,821
Other current liabilities	4,800,048
Non-current liabilities	1,159,132

Liabilities of assets available for sale	$7,558,605

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Concurrent with the completion of the sale of the Bluefield Operations, the Company and ANGD executed a services agreement whereby Resources and Roanoke will provide certain customer billing, gas control, regulatory and other administrative services for Bluefield and Appalachian on mutually agreeable terms. Effective March 10, 2008, the services agreement was replaced with a new agreement which provided for considerably fewer services than under the original agreement as ANGD assumed billing, collection and most other administrative services. The corresponding service fees will not be significant to the Company.

6.	On November 1, 2007, Roanoke Gas Company placed into effect new base rates to provide for approximately $700,000 in additional annual revenues. On April 2, 2008, the Company reached a stipulated agreement with the Virginia State Corporation Commission (“SCC”) staff for a non-gas rate award of approximately $416,000 in additional annual revenues. This stipulated agreement is subject to approval by the SCC Commissioners; however, the Company does not expect the final order from the SCC to differ from the stipulated agreement. The Company has recorded a provision for rate refund including interest associated with customer billings in excess of the rates approved in the stipulated agreement.

7.	On March 28, 2008, the Company and Wachovia Bank renewed the Company’s line-of-credit agreements. The new agreements maintain the same variable interest rates based upon 30 day LIBOR and continue the multi-tier level for borrowing limits to accommodate the Company’s seasonal borrowing demands. The multi-tier approach will keep the Company’s borrowing costs to a minimum by improving the level of utilization on its line-of-credit agreements and provide increased credit availability as borrowing requirements increase. Effective with the execution of the new agreements, the Company’s total available limits under the lines-of-credit are as follows:

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Beginning	Available Line of Credit
April 1, 2008	$3,000,000
July 16, 2008	6,000,000
September 16, 2008	11,000,000
November 16, 2008	16,000,000
February 16, 2009	11,000,000

The line-of-credit agreements will expire March 31, 2009, unless extended. The Company anticipates being able to extend or replace the credit lines upon expiration. At March 31, 2008, the Company had no balance outstanding under its line-of-credit agreements.

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

The Company has historically entered into futures, swaps, caps and collars for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. During the quarter ended March 31, 2008, the Company had settled all outstanding derivative collar arrangements for the purchase of natural gas. Net income and other comprehensive income are not affected by the change in market value as any prudently incurred cost or benefit received from these instruments is recoverable or refunded through the regulated natural gas purchased gas adjustment (“PGA”) mechanism.

The Company entered into an interest rate swap related to the $15,000,000 note issued in November 2005. The swap essentially converted the floating rate note based upon LIBOR into fixed rate debt with a 5.74% interest rate. The swap qualifies as a cash flow hedge with changes in fair value reported in other comprehensive income.

A summary of other comprehensive income including the effect financial instrument activity and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, had on comprehensive income and accumulated comprehensive loss is provided below:

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Three Months Ended March 31, 2008	Interest Rate Swap	SFAS No. 158	Total
Unrealized losses	$(781,418)	$—	$(781,418)
Income tax benefit	296,626	—	296,626

Net unrealized losses	(484,792)	—	(484,792)
Transfer of realized losses to income	49,046	11,806	60,852
Income tax benefit	(18,618)	(4,482)	(23,100)

Net transfer of realized losses to income	30,428	7,324	37,752
Net other comprehensive loss	$(454,364)	$7,324	$(447,040)

Three Months Ended March 31, 2007	Interest Rate Swap	SFAS No. 158	Total
Unrealized losses	$(28,103)	$—	$(28,103)
Income tax benefit	10,668	—	10,668

Net unrealized losses	(17,435)	—	(17,435)
Transfer of realized gains to income	(10,198)	—	(10,198)
Income tax expense	3,871	—	3,871

Net transfer of realized gains to income	(6,327)	—	(6,327)
Net other comprehensive loss	$(23,762)	$—	$(23,762)

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Six Months Ended March 31, 2008	Interest Rate Swap	SFAS No. 158	Total
Unrealized losses	$(1,375,675)	$—	$(1,375,675)
Income tax benefit	522,206	—	522,206

Net unrealized losses	(853,469)	—	(853,469)
Transfer of realized losses to income	54,711	23,612	78,323
Income tax benefit	(20,768)	(8,964)	(29,732)

Net transfer of realized losses to income	33,943	14,648	48,591
Net other comprehensive loss	$(819,526)	$14,648	$(804,878)
Fair value of marked to market transactions	$(1,406,989)	—	$(1,406,989)
Accumulated comprehensive loss	$(872,896)	(407,237)	$(1,280,133)

Six Months Ended March 31, 2007	Interest Rate Swap	SFAS No. 158	Total
Unrealized losses	$(35,027)	$—	$(35,027)
Income tax benefit	13,296	—	13,296

Net unrealized losses	(21,731)	—	(21,731)
Transfer of realized gains to income	(20,581)	—	(20,581)
Income tax expense	7,812	—	7,812

Net transfer of realized gains to income	(12,769)	—	(12,769)
Net other comprehensive loss	$(34,500)	$—	$(34,500)
Fair value of marked to market transactions	$(60,167)	—	$(60,167)
Accumulated comprehensive loss	$(37,328)	—	$(37,328)

9.

Basic earnings per common share for the three months and six months ended March 31, 2008 and 2007 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three months and six months ended March 31, 2008 and 2007 are calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Weighted average common shares	2,198,624	2,157,532	2,195,048	2,152,741
Effect of dilutive securities:
Options to purchase common stock	9,519	10,642	10,147	9,937

Diluted average common shares	2,208,143	2,168,174	2,205,195	2,162,678

10.	The Company has both a defined benefit pension plan (the “pension plan”) and a post- retirement benefit plan (the “post-retirement plan”). The pension plan covers substantially all of the Company’s employees and provides retirement income based on years of service and employee compensation. The post-retirement plan provides certain healthcare and supplemental life insurance benefits to retired employees who meet specific age and service requirements. Net pension plan and post-retirement plan expense recorded by the Company is detailed as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Components of net periodic pension cost:
Service cost	$107,365	$101,227	$214,730	$202,454
Interest cost	192,377	185,228	384,754	370,456
Expected return on plan assets	(205,345)	(172,816)	(410,690)	(345,632)
Recognized loss	—	18,050	—	36,100

Net periodic pension cost	$94,397	$131,689	$188,794	$263,378

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Components of post-retirement benefit cost:
Service cost	$35,082	$36,923	$70,164	$73,846
Interest cost	127,848	125,461	255,696	250,922
Expected return on plan assets	(71,626)	(59,724)	(143,252)	(119,448)
Amortization of unrecognized transition obligation	47,223	47,223	94,446	94,446
Recognized loss	—	2,472	—	4,944

Net post-retirement benefit cost	$138,527	$152,355	$277,054	$304,710

The Company contributed $300,000 to its pension plan for the six-month period ended March 31, 2008. The Company expects to make a total contribution of approximately $600,000 to its pension plan and $600,000 to its post-retirement benefit plan during the fiscal year ending September 30, 2008.

11.	Both Roanoke Gas Company and Bluefield Gas Company operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the late 1940s or early 1950s. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. Should the Company be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. While the Company sold the stock of Bluefield Gas Company to ANGD, LLC, it retained ownership of the former MGP site and entered into an Indemnification and Cost Sharing Agreement with ANGD to seek rate recovery of any remediation costs through rate recovery and under any applicable insurance policies or from any third party for reimbursement to the Company for 25% of any such costs to the extent they are not otherwise recovered. If the Company incurs costs associated with a required clean-up of the Roanoke Gas Company MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates.

12.

On September 30, 2007, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R. This statement required an employer to recognize the overfunded or underfunded status of defined benefit pensions and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of each plan as of the Company’s fiscal year end for fiscal years ending after December 31, 2008. The Company currently uses a June 30 measurement date for its benefit plans. The Company will adopt the change in measurement date provision in the first quarter ending December 31, 2008. Although the

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Company has not yet determined the impact of the change in measurement date on its financial position, it does not anticipate this change will have a material effect on its results of operation or cash flows.

On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). This statement clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not result in a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value methods. This statement does not require any new fair value measurements. Instead, it provides for increased consistency and comparability in fair value measurements and for expanded disclosure surrounding the fair value measurements whenever other standards require (or permit) the measurement of assets or liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Accordingly, the Company will adopt SFAS No. 157 no later than the first quarter ending December 31, 2008. The Company does not anticipate the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits, but does not require, entities to choose to measure selected financial assets and liabilities at fair value. Although SFAS No. 159 does not eliminate the fair value disclosure requirements included in other accounting standards, it does provide for additional presentation and disclosures designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The effective date of this statement is for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS No. 159 no later than the first quarter ending December 31, 2008. The Company has not completed its evaluation of this statement, nor determined the potential effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. The purpose of this statement is to enhance the current disclosure framework of SFAS No. 133 by requiring entities to disclose (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

financial position, financial performance and cash flow. The effective date of this statement is for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Company will adopt SFAS No. 161 no later than the second quarter ending March 31, 2009. The Company does not anticipate the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

From time to time, RGC Resources, Inc. (“Resources” or the “Company”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to: (i) failure to earn on a consistent basis an adequate return on invested capital; (ii) ability to retain and attract professional and technical employees; (iii) the potential loss of large-volume industrial customers to alternate fuels, facility closings or production changes; (iv) volatility in the price and availability of natural gas; (v) uncertainty in the projected rate of growth of natural gas requirements in the Company’s service area; (vi) general economic conditions both locally and nationally; (vii) increases in interest rates; (viii) increased customer delinquencies and conservation efforts resulting from high fuel costs and/or colder weather; (ix) developments in electricity and natural gas deregulation and associated industry restructuring; (x) variations in winter heating degree-days from normal; (xi) impact of potential “green” legislation regarding limitations on carbon emissions; (xii) impact of potential increased regulatory oversight and compliance requirements due to financial, environmental, safety and system integrity laws and regulations; (xiii) failure to obtain timely rate relief for increasing operating or gas costs from regulatory authorities; (xiv) ability to raise debt or equity capital; (xv) impact of terrorism; (xvi) volatility in actuarially determined benefit costs; (xvii) impact of natural disasters on production and distribution facilities and the related effect on supply availability and price; and (xviii) new accounting standards or practices issued by accounting standard setting bodies, which could change the accounting treatment for certain transactions. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast”, “budget” or similar words or future or conditional verbs such as “will,” “would,” “should,” “could” or “may” are intended to identify forward-looking statements.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The total revenues and margins realized during the first six months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings for the balance of the year will depend primarily on the level of operating and maintenance costs and, to a lesser extent, weather.

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 56,700 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding areas through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for the terms and conditions set forth by the Virginia State Corporation Commission (“SCC”).

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

Winter weather conditions and volatility in natural gas prices both have a direct influence on the quantity of natural gas sales to the Company’s customers and management believes each factor has the potential to significantly impact earnings. A majority of natural gas sales are for space heating during the winter season. Consequently, during warmer than normal (normal means average for a specified period) winters, customers may significantly reduce their purchase of natural gas. Furthermore, significant increases in natural gas commodity prices could also affect customer usage through conservation or use of alternative fuels.

Because the SCC authorizes billing rates for the natural gas operations based upon normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. The Company has been able to mitigate a portion of the risk associated with warmer than normal winter weather by the inclusion of a weather normalization adjustment (“WNA”) factor as part of its rate structure, which allows the Company to recover revenues equivalent to the margin that would be realized at approximately 6% warmer than the 30-year normal. The Company recorded approximately $40,000 and $355,000 in additional revenues for the three-month and six-month periods ended March 31, 2008 to reflect the estimated impact (as measured by the number of heating degree days) of the WNA for the difference in margin

RGC RESOURCES, INC. AND SUBSIDIARIES

realized for weather between 12% and 6% warmer than the 30-year average during the current WNA period. In the prior fiscal year, the Company recorded approximately $115,000 and $428,000 in additional revenues for the three-month and six-month periods ended March 31, 2007 as the number of heating degree days for the WNA period were approximately 12% fewer than the 30-year average.

Management also has concerns regarding the volatility of natural gas prices and the potential for reduced sales in response to increasing prices. Rising natural gas prices may influence the level of sales due to conservation efforts by customers or may result in customers switching to an alternative fuel. In addition, increasing prices may lead to a higher level of bad debts due to customers’ inability to afford the higher prices. Minimal hurricane activity during 2007, a warmer than normal early fall season and adequate storage supplies contributed to stable natural gas prices during the first quarter. Rising crude oil prices, winter storms in other parts of the country and commodity speculation have caused the well-head price of natural gas to increase by more than $2.00 a decatherm during the second quarter. Continuation of price escalation for a prolonged period could negatively impact the Company by making natural gas a less attractive energy source.

With regard to the effect of higher natural gas prices on storage gas, the Company has an approved rate structure in place that mitigates the impact of financing costs of inventory related to rising natural gas prices. Under this rate structure, Roanoke Gas accrues revenue to cover the financing costs or “carrying costs” related to the level of investment in natural gas inventory. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing inventory costs and lower inventory balances, the Company recognizes less carrying cost revenue as the financing costs would be less. The Company recognized approximately $463,000 and $1,091,000 in carrying cost revenues for the three-month and six-month periods ended March 31, 2008 compared to approximately $355,000 and $957,000 for the same periods last year.

Results of Operations

Consolidated net income (loss) from continuing and discontinued operations is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net Income
Continuing Operations	$2,418,609	$2,286,035	$3,984,617	$3,797,688
Discontinued Operations	—	306,669	(36,690)	480,531

Net Income	$2,418,609	$2,592,704	$3,947,927	$4,278,219

RGC RESOURCES, INC. AND SUBSIDIARIES

Continuing Operations

Three Months Ended March 31, 2008:

The table below reflects volume activity and heating degree-days.

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage
	2008	2007
Delivered Volumes
Regulated Natural Gas (DTH)
Tariff Sales	3,086,442	3,161,404	(74,962)	-2%
Transportation	765,372	774,737	(9,365)	-1%

Total	3,851,814	3,936,141	(84,327)	-2%

Heating Degree Days (Unofficial)	1,995	1,978	17	1%

The table below reflects operating revenues.

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage
	2008	2007
Operating Revenues
Gas Utilities	$39,349,932	$37,467,622	$1,882,310	5%
Other	214,446	104,491	109,955	105%

Total Operating Revenues	$39,564,378	$37,572,113	$1,992,265	5%

Total operating revenues from continuing operations for the three months ended March 31, 2008 compared to the same period last year increased due to higher natural gas commodity prices more than offsetting a 2% reduction in sales volumes. The average commodity price of natural gas delivered increased by nearly 9% over last year. Other revenues increased by 105% due to paving services provided as part of the Company’s unregulated operations.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage
	2008	2007
Gross Margin
Gas Utilities	$8,522,286	$8,462,379	$59,907	1%
Other	130,530	77,737	52,793	68%

Total Gross Margin	$8,652,816	$8,540,116	$112,700	1%

Regulated natural gas margins from gas utilities increased slightly over the same period last year as slight reductions in sales volumes and recognition of a smaller WNA surcharge accrual were more than offset by the implementation of a non-gas cost rate increase and higher inventory carrying cost revenues. The 2% decline in tariff sales (consisting primarily of residential and commercial volumes) occurred even though heating degree-days increased by 1% during the quarter. The small decline in tariff volume may be related to a combination of factors including timing of cold weather experienced during the period, continuing customer replacement of older heating equipment with more energy efficient equipment and customer conservation. The decline in transportation volume is primarily related to an industrial customer that reduced production activity in response to the current economic climate. WNA revenues declined by approximately $74,000 as the rolling 30-year normal used to calculate the WNA surcharge declined from last year resulting in a lower degree day differential compared to last year. The Company placed increased rates into effect during the first quarter. These rates were placed into effect subject to refund pending a final order from the SCC. As a result of the higher rates, the Company realized approximately $47,000 in additional margin from customer base charges, which is a flat monthly fee billed to each natural gas customer. The total volumetric margin declined by approximately $53,000 as the effect of the rate increase only partially offset the effect of lower sales volumes. Carrying cost revenues, as explained above, increased by approximately $108,000 due to higher average investment in natural gas storage during the period. The components of the gas utility margin increase are summarized below:

Net Margin Increase
Customer Base Charge including rate increase	$46,776
WNA	(74,315)
Carrying Cost	107,930
Volumetric including rate increase and volume	(53,456)
Other	32,972

Total	$59,907

Other margins increased by $52,793 over last year primarily due to paving services.

RGC RESOURCES, INC. AND SUBSIDIARIES

Operations expenses decreased by $261,263, or 9%, compared to the same period last year. Reductions in bad debt expense, employee benefits, operations labor and contractor expenses combined with higher levels of capitalized overheads accounted for most of the decline. Warm weather and continued emphasis on delinquent balances have helped to reduce bad debt expense by approximately $48,000. Increased focus on capital projects related to distribution system renewal have reduced operations labor and contractor expenses and increased the level of overheads capitalized by resulting in a corresponding decrease in operations expenses of approximately $173,000. Employee benefit and corporate insurance costs accounted for most of the remaining decrease in expense. Maintenance expenses increased $50,097, or 18%, over the same period last year. The increase in maintenance primarily relates to the continuation of pipeline leak repairs of the Company’s distribution system determined through leak surveys completed in the prior fiscal year.

General taxes increased by $12,781, or 4%, due to higher property taxes associated with higher level of utility plant. Depreciation expense increased $63,548, or 6%, on a corresponding increase in utility plant associated with extending service to new customers and replacing cast iron and bare steel pipe. Other income, net increased by $16,339 due to interest earnings attributable to the note received from the sale of the Bluefield Operations.

Interest expense increased by $36,654, or 8%, primarily due to higher average debt outstanding from continuing operations during the current quarter compared to the same period last year and increased interest cost due to a higher pending rate refund balance. Reductions in the effective average interest rate on the Company’s line-of-credit arrangements partially offset the increase attributable to the higher average debt. The current economic environment combined with the Federal Reserve’s efforts to stimulate the economy will likely result in lower interest rates on the Company’s line-of-credit arrangements during the remainder of the fiscal year.

Income tax expense increased by $94,648, or 7%, which corresponds to a 6% increase in pre-tax income from continuing operations for the quarter.

Six Months Ended March 31, 2008:

The table below reflects volume activity and heating degree-days.

	Six Months Ended March 31,		Increase/ (Decrease)	Percentage
	2008	2007
Delivered Volumes
Regulated Natural Gas (DTH)
Tariff Sales	5,087,458	5,246,678	(159,220)	-3%
Transportation	1,472,575	1,525,089	(52,514)	-3%

Total	6,560,033	6,771,767	(211,734)	-3%

Heating Degree Days (Unofficial)	3,286	3,330	(44)	-1%

RGC RESOURCES, INC. AND SUBSIDIARIES

The table below reflects operating revenues.

	Six Months Ended March 31,		Increase/ (Decrease)	Percentage
	2008	2007
Operating Revenues
Gas Utilities	$64,904,575	$63,647,935	$1,256,640	2%
Other	400,711	341,822	58,889	17%

Total Operating Revenues	$65,305,286	$63,989,757	$1,315,529	2%

Total operating revenues from continuing operations for the six months ended March 31, 2008 compared to the same period last year increased due to higher gas costs and the implementation of a non-gas cost rate increase partially offset by reductions in natural gas sales volumes. The average commodity price of gas delivered increased by more than 5% over last year. Total natural gas sales volumes declined by 3% on a 1% decline in the number of heating degree-days. Other revenues increased by 17% related primarily to paving services.

	Six Months Ended March 31,		Increase/ (Decrease)	Percentage
	2008	2007
Gross Margin
Gas Utilities	$15,780,200	$15,616,018	$164,182	1%
Other	241,445	167,532	73,913	44%

Total Gross Margin	$16,021,645	$15,783,550	$238,095	2%

Regulated natural gas margins increased slightly even though total delivered volume (tariff and transporting) declined by 3% from last year’s volumes. A majority of the increase was attributable to the implementation of a non-gas cost rate increase and higher carrying cost revenues more than offsetting lower volumetric and WNA revenues. Nearly half of the rate increase was attributable to customer base charges resulting in approximately $148,000 increase in such revenues. Carrying cost revenues increased by approximately $134,000 due to a higher average investment in natural gas storage during the period. WNA revenues declined by approximately $73,000 due to the reduction in the number of heating degree-days in the rolling 30-year normal as discussed above. The components of the regulated margin increase are summarized below:

RGC RESOURCES, INC. AND SUBSIDIARIES

Net Margin Increase
Customer Base Charge including rate increase	$148,157
WNA	(72,565)
Carrying Cost	133,947
Volumetric including rate increase and volume	(84,052)
Other	38,695

Total	$164,182

Operations expenses decreased by $345,717, or 6%, for the six-month period ended March 31, 2008 compared to the same period last year. Most of the decrease in operations expense was attributable to lower bad debt expense, employee benefits, operations labor and contractor expenses combined with higher level of capitalized overheads. Bad debt expense declined by approximately $92,000 while a higher level of capital activity reduced operations labor and contractor expense and increased the amount of allocated overheads from operations to capital accounting for approximately $225,000 of the decrease. The remaining difference was associated with lower benefit plan costs and corporate insurance. Maintenance expenses increased $94,307, or 16%, due to timing of pipeline leak repairs of the Company’s distribution system determined through leak surveys completed in the prior fiscal year. Most of the leak repairs in the current cycle were completed prior to the end of the second quarter.

General taxes increased $37,286, or 7%, for the six-month period ended March 31, 2008 compared to the same period last year. Most of the increase was attributable to higher property taxes related to higher level utility plant. Depreciation expense increased $123,332, or 6%, due to the growth in utility plant associated with extending service to new customers and replacing cast iron and bare steel pipe. Other income, net, increased $59,753 due to interest earnings attributable to the note received from the sale of the Bluefield Operations.

Interest expense increased by $75,666, or 7%, primarily due to higher average debt outstanding from continuing operations during the current period compared to the same period last year and a greater level of interest due to a higher pending rate refund balance. Reductions in the effective average interest rate on the Company’s line-of-credit arrangements partially offset the overall increase attributable to the higher average debt.

Income tax expense increased $126,045, or 5%, which corresponds to the rise in pre-tax income from continuing operations. The effective tax rate was 38.1% compared to 38.0% for the same period last year.

Discontinued Operations

As discussed above in Note 5 of the financial statements, effective as of October 31, 2007, Resources closed on the sale of the stock of Bluefield Gas Company to ANGD, LLC, and

RGC RESOURCES, INC. AND SUBSIDIARIES

Roanoke Gas Company completed the sale of its natural gas distribution assets located in the Town of Bluefield and the County of Tazewell, Virginia (“Bluefield division of Roanoke Gas”) to Appalachian Natural Gas Company (“Appalachian”), a subsidiary of ANGD, LLC. Bluefield and the Bluefield division of Roanoke Gas (“Bluefield Operations”) represented approximately 4,600 of Resources 60,200 customers at the time of sale. The results of operations of both Bluefield Gas and the Bluefield division of Roanoke Gas Company up to the effective date of the sale are reflected as discontinued operations.

The Bluefield Operations absorbed approximately $773,000 and $732,000 in fiscal 2007 and 2006, respectively, in costs allocated from Resources and Roanoke Gas that have continued after the sale. The Company expected to recover a portion of these costs through a services agreement with ANGD and through current and future non-gas cost rate filings. The Company also expects to reduce a portion of the costs through normal staff attrition. Based on current estimates, revenue from the services agreement will not be as much as originally projected as ANGD exercised its option to terminate the original services agreement and entered into a new agreement that significantly reduces the level of services to be provided by the Company. The new non-gas cost rate increase placed into effect in November 2007, subject to refund, included provisions to recover some of these retained costs as well. Future non-gas rate filings are expected to include a return on equity from the infusion of the net proceeds received from the sale of Bluefield stock.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Revenue recognition – Regulated utility sales and transportation revenues are based upon rates approved by the SCC. The non-gas cost component of rates may not be changed without a formal rate increase application and corresponding authorization by the SCC; however, the gas cost component of rates may be adjusted periodically through the PGA mechanism with approval from the SCC. Roanoke Gas also utilizes a WNA, which is designed to partially offset the impact of weather that is either more than approximately 6% warmer than normal or approximately 6% colder than normal over a 12 month period. The calculation of the WNA requires the use of estimates. Without the WNA, the Company’s operating revenues and gross margins would have been reduced by approximately $40,000 and $115,000 for the three-month periods ended March 31, 2008 and 2007, respectively.

The Company bills its regulated natural gas customers on a monthly cycle. The billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for natural gas delivered to customers not yet billed during the accounting period. Determination of unbilled revenue relies on the use of estimates and current and historical data. The financial statements included unbilled revenues of $5,289,010 and $2,785,819 at March 31, 2008 and 2007, respectively. Roanoke also accrues a provision for rate refund during periods in which it has implemented new billing rates pending the results of a final review and hearing on the increases by the SCC. The Company’s current estimated refund provision is based upon meetings with SCC staff and the resulting stipulated agreement.

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

Derivatives – The Company may hedge certain risks incurred in the normal operation of business through the use of derivative instruments. The Company applies the requirements of Statement of Financial Accounting Standards No. 133, Accounting for

RGC RESOURCES, INC. AND SUBSIDIARIES

Derivative Instruments and Hedging Activities, which requires the recognition of all derivative instruments as assets or liabilities in the Company’s balance sheet at fair value. In most instances, fair value is based upon quoted futures prices for the natural gas commodities and interest rate futures for interest rate swaps. Changes in the commodity and futures markets will impact the estimates of fair value in the future. Furthermore, the actual market value at the point of realization of the derivative may be significantly different from the values used in determining fair value in prior financial statements.

Asset Management

Roanoke Gas uses a third party as an asset manager to manage its pipeline transportation and storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the third party pays Roanoke Gas a monthly utilization fee, which is used to reduce the cost of gas for customers. The current agreement expires in October 2010.

Energy Costs

The cost of all energy sources has risen, driven primarily by the unprecedented strength of the crude oil market. While natural gas production and exploration has increased, prices haven been subject to increased upward pressure due to industrial energy users fuel switching away from crude oil products. Natural gas futures as of March 31, 2008 reflect higher prices from a strong natural gas market, at least for the near term.

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

Regulatory Affairs

On September 17, 2007, Roanoke filed an application with the Virginia SCC for an expedited increase in non-gas rates to provide approximately $700,000 in additional annual revenues. The requested rates were placed into effect on November 1, 2007 subject to refund for any differences between the implemented rates and the final rates approved by the SCC. An agreement was reached among all parties on the proceeding and a Stipulation was filed with the SCC on April 11, 2008 supporting an annual increase in non-gas rates of $416,000 based on a

RGC RESOURCES, INC. AND SUBSIDIARIES

10% return on equity. An SCC rate order is expected in the late spring of 2008. The Company has recorded a provision for rate refund including interest associated with the total billings in excess of the rates provided for in the Stipulation and will refund these excess billings after receipt of the SCC rate order.

Capital Resources and Liquidity

Due to the capital intensive nature of the utility business, as well as the related weather sensitivity, the Company’s primary capital needs are the funding of its continuing construction program, the seasonal funding of its natural gas inventories and accounts receivable and payment of dividends. To meet these needs, the Company relies on its operating cash flows, line-of-credit agreements, and capital raised through the Company’s Dividend Reinvestment and Stock Purchase Plan (“DRIP”).

Due to the seasonal nature of the natural gas business, operating cash flows may fluctuate significantly during the year as well as from year to year. Factors including weather, energy prices, natural gas storage levels and customer collections all contribute to working capital levels and the related cash flows. Generally, operating cash flows are positive during the second and third quarters as a combination of earnings, storage gas levels and collections on customer accounts all contribute to higher cash levels. During the first and fourth quarters, operating cash flows generally decrease due to the increases in natural gas storage levels, rising customer receivable balances and construction activity.

Investing activities are generally composed of expenditures under the Company’s construction program, which involves a combination of replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of its natural gas system to meet the demands of customer growth. Total capital expenditures from continuing operations were $3,293,881 and $3,152,540 for the six-month periods ended March 31, 2008 and 2007, respectively. Roanoke Gas’ total capital budget for the current year is more than $6,200,000 and total capital expenditures for the year are expected to exceed the prior year’s level. Although new construction related to expanding natural gas service has declined due to the current slow-down in real estate development, the Company plans to increase its focus on pipeline renewals. The Company relies on its line-of credit agreements to provide temporary financing of its capital projects and operating cash flows, DRIP activity and long-term debt financing to provide the underlying funding for long-term funding.

As discussed above, the Company and Roanoke Gas closed on the sale of the Bluefield Operations effective as of October 31, 2007. On the date of closing the Company received payment of $9,000,000 and a subordinated note of $1,300,000 based on estimated values as of October 31, 2007. After payoff of Bluefield’s outstanding debt at the date of closing and payment of the estimated income taxes associated with the taxable gain on sale of the stock of Bluefield Gas, the Company’s cash resources increased by approximately $3,300,000. The Company used the net proceeds to infuse capital into Roanoke Gas to help fund its construction and pipeline renewal programs.

RGC RESOURCES, INC. AND SUBSIDIARIES

Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangements to fund seasonal working capital needs as well as provide temporary financing for capital projects. The level of borrowing under the Company’s line-of-credit agreements can fluctuate significantly due to the time of the year, changes in the wholesale price of energy and weather outside the normal temperature ranges. As the wholesale price of natural gas increases, short-term debt generally increases because the payment to the Company’s energy suppliers is due before the Company can recover its costs through the monthly billing of its customers. In addition, colder weather requires the Company to purchase greater volumes of natural gas, the cost of which is recovered from customers on a delayed basis. As the second quarter is a strong generator of operating cash flows, the Company generally is able to pay down most of its line-of-credit balances before the seasonal funding requirements begin to increase in the fourth quarter.

On March 28, 2008, the Company renewed its line-of-credit agreements. The new agreements maintain the same variable interest rates based upon 30-day LIBOR and continue the multi-tier level for borrowing limits to accommodate the Company’s seasonal borrowing demands. These lines-of-credit expire March 31, 2009, unless extended. The Company anticipates being able to extend or replace the lines-of-credit upon expiration.

In July 2008, Roanoke Gas’ $5,000,000 first mortgage notes mature. Management is currently evaluating its options for refinancing the maturing note and anticipates being able to obtain new financing on terms acceptable to the Company and meet the cash requirements for retiring the note.

Stockholders equity increased by $2,200,888 for the six months ended March 31, 2008, primarily due to earnings and proceeds from stock issued under the DRIP Plan. The activity is summarized below:

Net income	$3,947,927
Dividends declared	(1,374,182)
DRIP	364,866
Restricted stock	67,155
Net comprehensive loss	(804,878)

Increase in stockholders’ equity	$2,200,888

At March 31, 2008, the Company’s consolidated long-term capitalization was 61% equity and 39% debt.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 4T – CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. Management routinely reviews the Company’s internal controls over financial reporting and from time to time makes changes intended to enhance the effectiveness of internal controls over financial reporting. There has been no change during the quarter ended March 31, 2008, in the Company’s internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the “Restricted Stock Plan”), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions (“restricted stock”). A participant can, subject to approval of Directors of the Company (the “Board”), elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company’s common stock on the NASDAQ-NMS on the first day of the month. The shares of restricted stock are issued in reliance on Section 3(a)(11) and Section 4(2) exemptions under the Securities Act of 1933 (the “Act”) and will vest only in the case of the participant’s death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant’s voluntary resignation during his term on the Board or (ii) removal for cause. During the quarter ended March 31, 2008, the Company issued a total of 770 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

Investment Date	Price	Number of Shares
1/2/2008	$31.250	240
2/1/2008	$28.180	266
3/3/2008	$28.430	264

On February 1 and March 3, 2008, the Company issued a total of 781 shares of its common stock to certain employees and management personnel as rewards for performance and service. The 781 shares were not issued in a transaction constituting a “sale” within the meaning of section 2(a)(3) of the Act.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 28, 2008, the Company held its Annual Meeting of Shareholders to elect three directors and to ratify the selection of independent auditors.

Shareholders elected all nominees for Class B directors as listed below to serve a three- year term expiring at the Annual Meeting of Shareholders to be held in 2011.

Director	Shares For	Shares Withheld	Shares Not Voted
Nancy H. Agee	1,808,187	15,534	369,195
J. Allen Layman	1,780,762	42,959	369,195
Raymond D. Smoot, Jr.	1,810,087	13,634	369,195

RGC RESOURCES, INC. AND SUBSIDIARIES

Frank T. Ellett, Maryellen F. Goodlatte and George W. Logan continue to serve as Class C directors until the Annual Meeting of Shareholders to be held in 2009. Abney S. Boxley, III, S. Frank Smith and John B. Williamson, III continue to serve as Class A directors until the Annual Meeting of Shareholders to be held in 2010.

Shareholders approved the selection by the Audit Committee of the Board of Directors of the firm Brown Edwards & Company, LLP as independent auditors for the fiscal year ending September 30, 2008, by the following vote.

Shares For	Shares Against	Shares Abstaining	Shares Not Voted
1,813,303	6,823	3,595	369,195

ITEM 6 – EXHIBITS

Number	Description
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

RGC RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC Resources, Inc.

Date: May 13, 2008	By:	/s/ Howard T. Lyon
Howard T. Lyon
Vice-President and Chief Financial Officer