Form 10-Q
period 2008-06-30
RGC RESOURCES INC
filed 2008-08-14
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2008

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
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $5 Par Value	2,208,948

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

ASSETS	June 30, 2008	September 30, 2007
Current Assets:
Cash and cash equivalents	$4,622,614	$1,408,317
Accounts receivable – (less allowance for uncollectibles of $466,855 and $46,710, respectively)	5,674,315	4,447,928
Note receivable	87,000	—
Materials and supplies	618,407	515,722
Gas in storage	19,312,959	19,156,833
Assets available for sale	—	12,825,344
Prepaid income taxes	139,008	1,649,788
Deferred income taxes	1,984,155	1,001,162
Under-recovery of gas costs	4,569,099	—
Other	642,589	455,445

Total current assets	37,650,146	41,460,539

Utility Property:
In service	111,498,087	108,348,844
Accumulated depreciation and amortization	(38,288,260)	(36,424,831)

In service, net	73,209,827	71,924,013
Construction work in progress	1,745,344	663,256

Utility plant, net	74,955,171	72,587,269

Other Assets:
Note receivable	1,213,000	—
Other	2,160,391	2,284,647

Total other assets	3,373,391	2,284,647
Total Assets	$115,978,708	$116,332,455

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2008	September 30, 2007
Current Liabilities:
Current maturities of long-term debt	$5,000,000	$5,000,000
Borrowings under lines of credit	—	4,808,000
Dividends payable	690,296	667,245
Accounts payable	18,578,417	6,457,602
Customer credit balances	1,759,432	4,308,415
Income taxes payable	3,764	—
Customer deposits	1,463,721	1,439,765
Accrued expenses	1,680,695	2,106,222
Liabilities of assets available for sale	—	7,558,605
Over-recovery of gas costs	—	567,295
Fair value of marked to market transactions	667,843	86,025

Total current liabilities	29,844,168	32,999,174

Long-term Debt, Excluding Current Maturities	23,000,000	23,000,000

Deferred Credits and Other Liabilities:
Asset retirement obligations	2,574,390	2,499,345
Regulatory cost of retirement obligations	6,654,696	6,043,088
Benefit plan liabilities	3,812,395	3,855,292
Deferred income taxes	5,115,562	5,442,563
Deferred investment tax credits	103,725	127,760

Total deferred credits and other liabilities	18,260,768	17,968,048

Stockholders’ Equity:
Common stock, $5 par value; authorized, 10,000,000 shares; issued and outstanding 2,208,471 and 2,186,143, respectively	11,042,355	10,930,715
Preferred stock, no par, authorized, 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	15,967,816	15,466,756
Retained earnings	18,677,844	16,443,017
Accumulated other comprehensive loss	(814,243)	(475,255)

Total stockholders’ equity	44,873,772	42,365,233

Total Liabilities and Stockholders’ Equity	$115,978,708	$116,332,455

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues:
Gas utilities	$19,887,423	$15,001,023	$84,791,998	$78,648,958
Other	265,211	130,352	665,922	472,174

Total operating revenues	20,152,634	15,131,375	85,457,920	79,121,132

Cost of Sales:
Gas utilities	14,995,978	10,132,586	64,120,353	58,164,503
Other	101,246	51,511	260,512	225,801

Total cost of sales	15,097,224	10,184,097	64,380,865	58,390,304

Gross Margin	5,055,410	4,947,278	21,077,055	20,730,828

Other Operating Expenses:
Operations	2,351,326	2,530,592	7,458,821	7,983,804
Maintenance	338,556	341,989	1,014,965	924,091
General taxes	285,856	283,381	888,698	848,937
Depreciation and amortization	1,092,263	1,026,432	3,268,023	3,078,860

Total other operating expenses	4,068,001	4,182,394	12,630,507	12,835,692

Operating Income	987,409	764,884	8,446,548	7,895,136

Other Income, net	63,866	71,292	124,933	72,606

Interest Expense	490,756	458,679	1,573,267	1,465,524

Income from Continuing Operations Before Income Taxes	560,519	377,497	6,998,214	6,502,218

Income Tax Expense from Continuing Operations	209,141	140,977	2,662,219	2,468,010

Income from Continuing Operations	351,378	236,520	4,335,995	4,034,208

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes of $0, $650,317, ($14,628) and $955,133, respectively	—	(459,586)	(36,690)	20,945

Net Income (Loss)	351,378	(223,066)	4,299,305	4,055,153

Other Comprehensive Income (Loss), net of tax	465,890	300,307	(338,988)	265,807

Comprehensive Income	$817,268	$77,241	$3,960,317	$4,320,960

Basic Earnings (Loss) Per Common Share:
Income from continuing operations	$0.16	$0.11	$1.97	$1.87
Discontinued operations	—	(0.21)	(0.01)	0.01

Net income	$0.16	$(0.10)	$1.96	$1.88

Diluted Earnings (Loss) Per Common Share:
Income from continuing operations	$0.16	$0.11	$1.96	$1.86
Discontinued operations	—	(0.21)	(0.01)	0.01

Net income	$0.16	$(0.10)	$1.95	$1.87

Cash dividends per common share	$0.313	$0.305	$0.938	$0.915

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIODS

ENDED JUNE 30, 2008 AND 2007

UNAUDITED

	Nine Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$4,335,995	$4,034,208
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,417,212	3,248,629
Cost of removal of utility plant, net	(153,274)	(218,873)
Changes in assets and liabilities which provided cash, exclusive of changes and noncash transactions shown separately	2,799,318	5,909,101

Net cash provided by continuing operating activities	10,399,251	12,973,065
Net cash provided by (used in) discontinued operations	(240,967)	1,192,047

Net cash provided by operating activities	10,158,284	14,165,112

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(5,010,388)	(4,557,706)
Proceeds from sale of Bluefield Operations	3,941,000	—
Proceeds from disposal of utility property	9,488	—

Net cash used in continuing investing activities	(1,059,900)	(4,557,706)
Net cash used in discontinued investing activities	(12,360)	(342,211)

Net cash used in investing activities	(1,072,260)	(4,899,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under line-of-credit agreements	(4,808,000)	(3,265,000)
Proceeds from issuance of common stock	612,700	798,828
Cash dividends paid	(2,041,427)	(1,959,765)

Net cash used in continuing financing activities	(6,236,727)	(4,425,937)
Net cash provided by (used in) discontinued financing activities	365,000	(1,537,000)

Net cash used in financing activities	(5,871,727)	(5,962,937)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,214,297	3,302,258

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,408,317	1,490,141

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,622,614	$4,792,399

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$1,729,647	$2,039,238
Income taxes net of refunds	2,229,921	1,952,794

Noncash Transactions:

A note in the amount of $1,300,000 was received as partial payment for the sale of the assets associated with the Bluefield division of Roanoke Gas Company.

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

1.	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly RGC Resources, Inc.’s financial position as of June 30, 2008 and the results of its operations for the three months and nine months ended June 30, 2008 and 2007 and its cash flows for the nine months ended June 30, 2008 and 2007. The results of operations for the three months and nine months ended June 30, 2008 are not indicative of the results to be expected for the fiscal year ending September 30, 2008 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months and losses during the summer months.

2.	The condensed consolidated interim financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes thereto. The condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K. The September 30, 2007 balance sheet was included in the Company’s Form 10-K.

3.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.	Effective as of October 31, 2007, Resources closed on the sale of the stock of Bluefield Gas Company (“Bluefield”) to ANGD, LLC, and Roanoke Gas Company completed the sale of its natural gas distribution assets located in the Town of Bluefield and the County of Tazewell, Virginia (“Bluefield division of Roanoke Gas”) to Appalachian Natural Gas Company (“Appalachian”), a subsidiary of ANGD, LLC. Resources received approximately $2,100,000 in cash from the sale of the Bluefield stock after the retirement of approximately $5,100,000 in Bluefield debt. Roanoke Gas received approximately $1,800,000 in cash and a promissory note in the amount of $1,300,000 payable by ANGD, LLC. The note has a 5-year term with a 15-year amortization schedule with annual principal payments and quarterly interest payments at a rate of 10%. The sale of the stock of Bluefield was at book value resulting in no gain or loss on the sale. The sale of assets of the Bluefield division of Roanoke Gas was equal to the book value of net plant plus 1% and the book value of accounts receivable, natural gas inventory, and certain other listed current assets. The gain on the sale of these assets was offset by the costs associated with completing both sale transactions.

At the time of the sale, Bluefield and the Bluefield division of Roanoke Gas (“Bluefield Operations”) represented approximately 4,600 of Resources 60,200 customers. The results of operations of both Bluefield Gas and the Bluefield division of Roanoke Gas Company up to the effective date of the sale are reflected as discontinued operations.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

The components of discontinued operations are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Bluefield Operations
Total Revenues	$—	$1,653,605	$457,777	$10,268,630

Pretax Operating Income	—	(179,427)	(105,216)	252,752
Continuing Costs	—	209,996	53,898	563,164
Income Taxes	—	(589,735)	14,628	(894,551)

Discontinued Operations	$—	$(559,166)	$(36,690)	$(78,635)

Highland Energy
Revenues	$—	$—	$—	$—

Gain on Sale of Assets	—	160,162	—	160,162
Pretax Operating Income	—	—	—	—
Continuing Costs	—	—	—	—
Income Tax Expense	—	(60,582)	—	(60,582)

Discontinued Operations	$—	$99,580	$—	$99,580

Total
Revenues	$—	$1,653,605	$457,777	$10,268,630

Gain on Sale of Assets	—	160,162	—	160,162
Pretax Operating Income	—	(179,427)	(105,216)	252,752
Continuing Costs	—	209,996	53,898	563,164
Income Tax Expense	—	(650,317)	14,628	(955,133)

Discontinued Operations	$—	$(459,586)	$(36,690)	$20,945

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

The carrying amounts of the major classes of assets and liabilities subject to the purchase agreements as of September 30, 2007 were as follows:

September 30, 2007
Assets:

Accounts receivable, net	$429,582
Gas in storage	3,230,624
Other current assets	90,913
Net utility plant	9,018,903
Other assets	55,322

Assets available for sale	$12,825,344

Liabilities:

Accounts payable and customer credit balances	$1,499,604
Accrued expenses	99,821
Other current liabilities	4,800,048
Non-current liabilities	1,159,132

Liabilities of assets available for sale	$7,558,605

5.	On November 1, 2007, Roanoke Gas Company placed into effect new base rates, subject to refund to provide for approximately $700,000 in additional annual revenues. On April 2, 2008, the Company reached a stipulated agreement with the Virginia State Corporation Commission (“SCC”) staff for a non-gas rate award of approximately $416,000 in additional annual revenues. The Company received the final order from the SCC on May 22, 2008 approving the stipulated agreement, which provided for approximately $416,000 in additional annual revenues. In June, the Company completed its refund of rates billed in excess of the amount authorized by the final order including interest on the excess amount.

6.	On June 30, 2008, the Company and Wachovia Bank executed a new line-of-credit agreement between Roanoke Gas and Wachovia Bank. The new agreement increases the total available line-of-credit for the balance of the term of the original note dated March 28, 2008. The increased limits on the line-of-credit are needed to provide the Company with the necessary working capital to finance sharply higher natural gas commodity prices. Effective with the execution of the new agreements, the Company’s total available limits under the lines-of-credit are as follows:

Beginning	Available Line of Credit
June 30, 2008	$6,000,000
July 16, 2008	16,000,000
September 16, 2008	27,000,000
November 16, 2008	29,000,000
February 16, 2009	16,000,000

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

The line-of-credit agreements will expire March 31, 2009, unless extended. The Company anticipates being able to extend or replace the credit lines upon expiration. At June 30, 2008, the Company had no balance outstanding under its line-of-credit agreements.

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

The Company has historically entered into futures, swaps, caps and collars for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. At June 30, 2008, the Company had no outstanding derivative arrangements for the purchase of natural gas.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

A summary of other comprehensive income including the effect of financial instrument activity and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, had on comprehensive income and accumulated comprehensive loss is provided below:

Three Months Ended June 30, 2008	Interest Rate Swap	SFAS No. 158	Total
Unrealized gains	$657,805	$—	$657,805
Income tax expense	(249,703)	—	(249,703)

Net unrealized gains	408,102	—	408,102

Transfer of realized losses to income	81,341	11,806	93,147
Income tax benefit	(30,877)	(4,482)	(35,359)

Net transfer of realized losses to income	50,464	7,324	57,788

Net other comprehensive income	$458,566	$7,324	$465,890

Three Months Ended June 30, 2007	Interest Rate Swap	SFAS No. 158	Total
Unrealized gains	$494,292	$—	$494,292
Income tax expense	(187,633)	—	(187,633)

Net unrealized gains	306,659	—	306,659

Transfer of realized gains to income	(10,238)	—	(10,238)
Income tax expense	3,886	—	3,886

Net transfer of realized gains to income	(6,352)	—	(6,352)

Net other comprehensive income	$300,307	$—	$300,307

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

Nine Months Ended June 30, 2008	Interest Rate Swap	SFAS No. 158	Total
Unrealized losses	$(717,870)	$—	$(717,870)
Income tax benefit	272,503	—	272,503

Net unrealized losses	(445,367)	—	(445,367)

Transfer of realized losses to income	136,052	35,418	171,470
Income tax benefit	(51,645)	(13,446)	(65,091)

Net transfer of realized losses to income	84,407	21,972	106,379

Net other comprehensive income (loss)	$(360,960)	$21,972	$(338,988)

Fair value of marked to market transactions	$(667,843)	—	$(667,843)

Accumulated comprehensive loss	$(414,330)	(399,913)	$(814,243)

Nine Months Ended June 30, 2007	Interest Rate Swap	SFAS No. 158	Total
Unrealized gains	$459,265	$—	$459,265
Income tax expense	(174,337)	—	(174,337)

Net unrealized gains	284,928	—	284,928

Transfer of realized gains to income	(30,819)	—	(30,819)
Income tax expense	11,698	—	11,698

Net transfer of realized gains to income	(19,121)	—	(19,121)

Net other comprehensive income	$265,807	$—	$265,807

Fair value of marked to market transactions	$423,887	—	$423,887

Accumulated comprehensive income	$262,979	—	$262,979

8.

Basic earnings per common share for the three months and nine months ended June 30, 2008 and 2007 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three months and nine months ended June 30, 2008 and 2007 are calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

proceeds are exhausted represents the potentially dilutive effect of the securities. A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Weighted average common shares	2,205,733	2,167,655	2,198,597	2,157,712

Effect of dilutive securities:
Options to purchase common stock	9,691	—	10,018	10,452

Diluted average common shares	2,215,424	2,167,655	2,208,615	2,168,164

9.	The Company has both a defined benefit pension plan (the “pension plan”) and a post- retirement benefit plan (the “post-retirement plan”). The pension plan covers substantially all of the Company’s employees and provides retirement income based on years of service and employee compensation. The post-retirement plan provides certain healthcare and supplemental life insurance benefits to retired employees who meet specific age and service requirements. Net pension plan and post-retirement plan expense recorded by the Company is detailed as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Components of net periodic pension cost:

Service cost	$107,365	$101,227	$322,095	$303,681
Interest cost	192,377	185,228	577,131	555,684
Expected return on plan assets	(205,345)	(172,816)	(616,035)	(518,448)
Recognized loss	—	18,050	—	54,150

Net periodic pension cost	$94,397	$131,689	$283,191	$395,067

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Components of post-retirement benefit cost:

Service cost	$35,082	$36,923	$105,246	$110,769
Interest cost	127,848	125,461	383,544	376,383
Expected return on plan assets	(71,626)	(59,724)	(214,878)	(179,172)
Amortization of unrecognized transition obligation	47,223	47,223	141,669	141,669
Recognized loss	—	2,472	—	7,416

Net post-retirement benefit cost	$138,527	$152,355	$415,581	$457,065

The Company contributed $600,000 to its pension plan for the nine-month period ended June 30, 2008 and does not expect to make any more contributions during the current fiscal year. The Company expects to make a total contribution of approximately $600,000 to its post-retirement benefit plan during the fiscal year ending September 30, 2008.

10.	Both Roanoke Gas Company and Bluefield Gas Company operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the late 1940s or early 1950s. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. Should the Company be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. While the Company sold the stock of Bluefield Gas Company to ANGD, LLC, it retained ownership of the former MGP site and entered into an Indemnification and Cost Sharing Agreement with ANGD to seek rate recovery of any remediation costs through rate recovery and under any applicable insurance policies or from any third party for reimbursement to the Company for 25% of any such costs to the extent they are not otherwise recovered. If the Company incurs costs associated with a required clean-up of the Roanoke Gas Company MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates.

11.

On September 30, 2007, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R. This statement required an employer to recognize the overfunded or underfunded status of defined benefit pensions and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of each plan as of the Company’s fiscal year end for fiscal years ending after December 31, 2008. The Company currently uses a June 30 measurement date for its benefit plans. The Company will adopt the change in

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

measurement date provision in the first quarter ending December 31, 2008. Although the Company has not yet determined the impact of the change in measurement date on its financial position, it does not anticipate this change will have a material effect on its results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. The purpose of this statement is to enhance the current disclosure framework of SFAS No. 133 by requiring entities to disclose (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The effective date of this statement is for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Company will adopt SFAS No. 161 no later than the second quarter ending March 31, 2009. The Company does not anticipate the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The purpose of this statement is to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statement of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and should be directed to entities and not auditors. The Company does not anticipate the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

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

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 55,700 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding areas through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for the terms and conditions set forth by the Virginia State Corporation Commission (“SCC”).

Resources also provided regulated sale and distribution of natural gas to Bluefield, West Virginia, the Town of Bluefield, Virginia and surrounding areas through its Bluefield Gas Company (“Bluefield”) subsidiary and the Bluefield division of Roanoke Gas (collectively called “Bluefield Operations”). Effective as of October 31, 2007, Resources closed on the sale of the stock of Bluefield to ANGD, LLC and Roanoke Gas completed the sale of the assets of its Bluefield division to Appalachian Natural Gas Company (“Appalachian”), a subsidiary of ANGD, LLC. The Bluefield Operations represented approximately 8% of the customers of Resources. The corresponding activities of the Bluefield Operations up to the effective date of the sale have been classified as discontinued operations. See “Discontinued Operations” section below and Note 4 above for more information on these transactions.

Resources also provides certain unregulated natural gas related services through Roanoke Gas Company and information system services to software providers in the utility industry through RGC Ventures, Inc. of Virginia, which operates as Application Resources. Such operations represent less than 1% of total revenues and income of Resources.

Winter weather conditions and volatility in natural gas prices both have a direct influence on the quantity of natural gas sales to the Company’s customers and management believes each factor has the potential to significantly impact earnings. A majority of natural gas sales are for space heating during the winter season. Consequently, during warmer than normal (normal means average heating degree-days for a specified period) winters, customers may significantly reduce their purchase of natural gas. Furthermore, significant increases in natural gas commodity prices could also affect customer usage through conservation or use of alternative fuels.

Because the SCC authorizes billing rates for the natural gas operations based upon normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. The Company has been able to mitigate a portion of the risk associated with warmer than normal winter weather by the inclusion of a weather normalization adjustment (“WNA”) factor as part of its rate structure, which allows the Company to recover revenues equivalent to the margin that would be realized at approximately 6% warmer than the 30-year normal. The Company recorded approximately $363,000 in additional revenues for the nine-month period ended June 30, 2008 to reflect the impact (as measured by the number of heating degree-days – an industry measure by which the average daily temperature falls below 65

RGC RESOURCES, INC. AND SUBSIDIARIES

degrees Fahrenheit) of the WNA for the difference in margin realized for weather between 12% and 6% warmer than the 30-year average during the current WNA period. In the prior fiscal year, the Company recorded approximately $439,000 in additional revenues for the nine-month period ended June 30, 2007 as the number of heating degree-days for the WNA period were approximately 12% fewer than the 30-year average.

Management also has concerns regarding the volatility of natural gas prices and the potential for reduced sales in response to increasing prices. Rising natural gas prices may influence the level of sales due to conservation efforts by customers or may result in customers switching to an alternative fuel. In addition, increasing prices may lead to a higher level of bad debts due to customers’ inability to afford the higher prices. The commodity price of natural gas has risen from around $7.00 per decatherm this past heating season to more than $13.00 per decatherm as of the end of June. Continuation of price escalation for a prolonged period could negatively impact the Company by making natural gas a less attractive energy source.

With regard to the effect of higher natural gas prices on storage gas, the Company has an approved rate structure in place that mitigates the impact of financing costs of inventory related to rising natural gas prices. Under this rate structure, Roanoke Gas accrues revenue to cover the financing costs or “carrying costs” related to the level of investment in natural gas inventory. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing inventory costs and lower inventory balances, the Company recognizes less carrying cost revenue as the financing costs would be less. The Company recognized approximately $453,000 and $1,544,000 in carrying cost revenues for the three-month and nine-month periods ended June 30, 2008 compared to approximately $374,000 and $1,331,000 for the same periods last year.

Results of Operations

Consolidated net income (loss) from continuing and discontinued operations is as follows:

Net Income	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Continuing Operations	$351,378	$236,520	$4,335,995	$4,034,208
Discontinued Operations	—	(459,586)	(36,690)	20,945

Net Income (Loss)	$351,378	$(223,066)	$4,299,305	$4,055,153

RGC RESOURCES, INC. AND SUBSIDIARIES

Continuing Operations

Three Months Ended June 30, 2008:

The table below reflects volume activity and heating degree-days.

Delivered Volumes	Three Months Ended June 30,		Increase/ (Decrease)	Percentage
	2008	2007
Regulated Natural Gas (DTH)
Tariff Sales	868,078	995,678	(127,600)	-13%
Transportation	652,066	623,258	28,808	5%

Total	1,520,144	1,618,936	(98,792)	-6%

Heating Degree-Days	325	384	(59)	-15%
(Unofficial)

The table below reflects operating revenues.

Operating Revenues	Three Months Ended June 30,		Increase/ (Decrease)	Percentage
	2008	2007
Gas Utilities	$19,887,423	$15,001,023	$4,886,400	33%
Other	265,211	130,352	134,859	103%

Total Operating Revenues	$20,152,634	$15,131,375	$5,021,259	33%

Total operating revenues from continuing operations for the three months ended June 30, 2008 compared to the same period last year increased due to significantly higher natural gas commodity prices more than offsetting a 6% reduction in sales volumes. The average commodity price of natural gas delivered increased by nearly 70% over last year. Other revenues increased by 103% due to paving services provided as part of the Company’s unregulated operations.

RGC RESOURCES, INC. AND SUBSIDIARIES

Gross Margin	Three Months Ended June 30,		Increase/ (Decrease)	Percentage
	2008	2007
Gas Utilities	$4,891,445	$4,868,437	$23,008	0%
Other	163,965	78,841	85,124	108%

Total Gross Margin	$5,055,410	$4,947,278	$108,132	2%

Regulated natural gas margins from gas utilities were nearly unchanged from the same period last year as reductions in sales volumes were offset by the implementation of a non-gas cost rate increase and higher inventory carrying cost revenues. The 13% decline in tariff sales (consisting primarily of residential and commercial volumes) corresponded to a 15% decrease in the number of heating degree-days during the quarter. A portion of the decline could be in response to the increased billing rates as a result of the rise in natural gas costs leading consumers to conserve. The Company placed increased rates into effect during the first quarter. These rates were placed into effect subject to refund pending a final order from the SCC. As a result of the higher rates, the Company realized approximately $78,000 in additional margin from customer base charges, which is a flat monthly fee billed to each natural gas customer. The total volumetric margin declined by approximately $140,000 as the effect of the rate increase only partially offset the effect of lower sales volumes. Carrying cost revenues, as explained above, increased by approximately $79,000 due to higher average investment in natural gas storage during the period.

The components of the gas utility margin increase are summarized below:

Net Margin Increase

Customer Base Charge including rate increase	$78,003
WNA	(3,336)
Carrying Cost	79,324
Volumetric (rate increase and volume decrease)	(139,981)
Other	8,998

Total	$23,008

Other margins increased by $85,124 over last year primarily due to paving services.

Operations expenses decreased by $179,266, or 7%, compared to the same period last year. Reductions in employee benefit costs, operations labor and contractor expenses, combined with higher levels of capitalized overheads, more than offset higher levels of bad debt expense. Employee benefit costs declined by nearly $74,000 primarily due to lower pension and post-retirement medical expense. Operations labor and contractor expenses declined by $157,000 due in part to employee attrition and timing of certain contractor work. Capitalized overheads for capital projects and Liquified Natural Gas production (“LNG”) and bad debt expense accounted

RGC RESOURCES, INC. AND SUBSIDIARIES

for much of the remaining change in operating expenses. As discussed above, significantly rising gas prices are expected to result in higher bad debt expenses even if the rate of bad debts remains unchanged. Maintenance expenses were nearly unchanged from the same period last year.

General taxes increased by $2,475, or 1%, as higher property taxes associated with a higher level of utility plant offset lower payroll taxes. Depreciation expense increased $65,831, or 6%, on a corresponding increase in utility plant associated with extending service to new customers and replacing cast iron and bare steel pipe. Other income, net, decreased by $7,426 due to lower interest earnings attributable to a reduction in available cash for investment.

Interest expense increased by $32,077, or 7%, primarily due to higher average debt outstanding during the current quarter compared to the same period last year and increased interest cost due to a higher level of rate refund.

Income tax expense increased by $68,164, or 48%, which corresponds to the increase in pre-tax income from continuing operations for the quarter. The effective tax rate was 37.3% for both periods.

Nine Months Ended June 30, 2008:

The table below reflects volume activity and heating degree-days.

Delivered Volumes	Nine Months Ended June 30,		Increase/ (Decrease)	Percentage
	2008	2007
Regulated Natural Gas (DTH)
Tariff Sales	5,955,536	6,242,356	(286,820)	-5%
Transportation	2,124,641	2,148,347	(23,706)	-1%

Total	8,080,177	8,390,703	(310,526)	-4%

Heating Degree-Days	3,611	3,714	(103)	-3%
(Unofficial)

The table below reflects operating revenues.

Operating Revenues	Nine Months Ended June 30,		Increase/ (Decrease)	Percentage
	2008	2007
Gas Utilities	$84,791,998	$78,648,958	$6,143,040	8%
Other	665,922	472,174	193,748	41%

Total Operating Revenues	$85,457,920	$79,121,132	$6,336,788	8%

RGC RESOURCES, INC. AND SUBSIDIARIES

Total operating revenues from continuing operations for the nine months ended June 30, 2008 compared to the same period last year increased due to higher gas costs and the implementation of a non-gas cost rate increase partially offset by reductions in natural gas sales volumes. The average commodity price of gas delivered increased by more than 15% over last year. Total natural gas sales volumes declined by 4% on a 3% decline in the number of heating degree-days. Other revenues increased by 41% related primarily to paving services.

Gross Margin	Nine Months Ended June 30,		Increase/ (Decrease)	Percentage
	2008	2007
Gas Utilities	$20,671,645	$20,484,455	$187,190	1%
Other	405,410	246,373	159,037	65%

Total Gross Margin	$21,077,055	$20,730,828	$346,227	2%

Regulated natural gas margins increased slightly even though total delivered volume (tariff and transporting) declined by 4% from last year’s volumes. The increase was attributable to the implementation of a non-gas cost rate increase and higher carrying cost revenues more than offsetting lower volumetric and WNA revenues. Nearly half of the rate increase was attributable to customer base charges resulting in approximately $226,000 increase in such revenues. Carrying cost revenues increased by approximately $213,000 due to a higher average investment in natural gas storage during the period. WNA revenues declined by approximately $76,000 due to the reduction in the number of heating degree-days in the rolling 30-year normal as discussed above.

The components of the regulated margin increase are summarized below:

Net Margin Increase

Customer Base Charge including rate increase	$226,160
WNA	(75,901)
Carrying Cost	213,271
Volumetric (rate increase and volume decrease)	(224,033)
Other	47,693

Total	$187,190

Operations expenses decreased by $524,983, or 7%, for the nine-month period ended June 30, 2008 compared to the same period last year. Most of the decrease in operations expenses was attributable to lower employee benefit costs, operations labor and contractor expenses, combined with a higher level of capitalized overheads. Employee benefit costs declined by $128,000 primarily related to lower pension and post-retirement medical expense. Operations labor and

RGC RESOURCES, INC. AND SUBSIDIARIES

contractor expenses declined by $244,000 due to a greater allocation of time to capital projects and timing of certain contractor work. Most of the remaining decrease in operations expenses resulted from higher allocation of overheads from operations to capital projects and LNG inventory associated with a higher level of capital expenditures and increased LNG production over last year. Maintenance expenses increased $90,874, or 10%, due to timing of pipeline leak repairs of the Company’s distribution system determined through leak surveys completed in the prior fiscal year. Most of the leak repairs in the current cycle were completed prior to the end of the second quarter.

General taxes increased $39,761, or 5%, for the nine-month period ended June 30, 2008 compared to the same period last year. Most of the increase was attributable to higher property taxes related to higher balances in utility plant. Depreciation expense increased $189,163, or 6%, due to the growth in utility plant associated with extending service to new customers and replacing cast iron and bare steel pipe. Other income, net, increased $52,327 due to interest earnings attributable to the note received from the sale of the Bluefield Operations.

Interest expense increased by $107,743, or 7%, primarily due to higher average debt outstanding during the current period compared to the same period last year and a greater level of interest due to a higher rate refund.

Income tax expense increased $194,209, or 8%, which corresponds to the rise in pre-tax income from continuing operations. The effective tax rate was 38% for both periods.

Discontinued Operations

As discussed above in Note 4 of the financial statements, effective as of October 31, 2007, Resources closed on the sale of the stock of Bluefield Gas Company to ANGD, LLC, and Roanoke Gas Company completed the sale of its natural gas distribution assets located in the Town of Bluefield and the County of Tazewell, Virginia (“Bluefield division of Roanoke Gas”) to Appalachian Natural Gas Company (“Appalachian”), a subsidiary of ANGD, LLC. Bluefield and the Bluefield division of Roanoke Gas (“Bluefield Operations”) represented approximately 4,600 of Resources 60,200 customers at the time of sale. The results of operations of both Bluefield Gas and the Bluefield division of Roanoke Gas Company up to the effective date of the sale are reflected as discontinued operations.

The Bluefield Operations absorbed approximately $773,000 and $732,000 in fiscal 2007 and 2006, respectively, in costs allocated from Resources and Roanoke Gas that have continued after the sale. The Company expected to recover a portion of these costs through a services agreement with ANGD and through current and future non-gas cost rate filings. The Company also expects to reduce a portion of the costs through normal staff attrition. The non-gas cost rate increase placed into effect in November 2007, subject to refund, included provisions to recover some of these retained costs as well. Future non-gas rate filings are expected to include a return on equity from the infusion of the net proceeds received from the sale of Bluefield stock.

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

Revenue recognition – Regulated utility sales and transportation revenues are based upon rates approved by the SCC. The non-gas cost component of rates may not be changed without a formal rate increase application and corresponding authorization by the SCC; however, the gas cost component of rates may be adjusted periodically through the PGA mechanism with approval from the SCC. Roanoke Gas also utilizes a WNA, which is designed to partially offset the impact of weather that is either more than approximately 6% warmer than normal or approximately 6% colder than normal over a 12 month period. The calculation of the WNA requires the use of estimates. Without the WNA, the Company’s operating revenues and gross margins would have been reduced by approximately $363,000 and $439,000 for the nine-month periods ended June 30, 2008 and 2007, respectively.

The Company bills its regulated natural gas customers on a monthly cycle. The billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for natural gas delivered to customers not yet billed during the accounting period. Determination of unbilled revenue relies on the use of estimates and current and historical data. The financial statements included unbilled revenues of $1,660,046 and $1,278,635 at June 30, 2008 and 2007, respectively. Roanoke also accrues a provision for rate refund during periods in which it has implemented new non-gas billing rates pending the results of a final review and hearing on the increases by the SCC.

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

Energy Costs

Like other energy sources, natural gas prices continued their increase during the quarter as the NYME X price (New York Mercantile Exchange) exceeded $13.50 per decatherm for the first of July purchases. Since the end of June, the market has pulled back and prices have dropped significantly in the near term and the winter futures prices are below the June peak. However, volatility in the market remains a concern as hurricane activity, severity of winter weather and demand for electric generation can all have an impact on the ultimate price for natural gas.

RGC RESOURCES, INC. AND SUBSIDIARIES

Energy costs represent the single largest expense of the Company. To help mitigate the impact of potential price volatility, the Company uses various hedging mechanisms, including summer storage injections and financial instruments. Prudently incurred natural gas costs are fully recoverable under the present regulatory Purchased Gas Adjustment (“PGA”) mechanism, and increases and decreases in the cost of gas are passed through to the Company’s customers. Although rising energy prices are recoverable through the PGA mechanism, high energy prices may have a negative impact on earnings through increases in bad debt expense and higher interest costs because the delay in recovering higher gas costs requires borrowing to temporarily fund receivables from customers. The Company’s rate structure provides a level of protection against the impact that rising energy prices may have on bad debts and carrying costs of gas in storage by allowing for more timely recovery of these costs. However, the rate structure will not protect the Company from increased rate of bad debts or increases in interest rates.

Regulatory Affairs

On September 17, 2007, Roanoke filed an application with the Virginia SCC for an expedited increase in non-gas rates to provide approximately $700,000 in additional annual revenues. The requested rates were placed into effect on November 1, 2007 subject to refund for any differences between the implemented rates and the final rates approved by the SCC. An agreement was reached among all parties on the proceeding and a Stipulation was filed with the SCC on April 11, 2008 supporting an annual increase in non-gas rates of $416,000 based on a 10% return on equity. The Company received the final order from the SCC on May 22, 2008 approving the stipulated agreement, which provided for approximately $416,000 in additional annual revenues. In June, the Company completed its refund of rates billed in excess of the amount authorized by the final order including interest on the excess amount.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Investing activities are generally composed of expenditures under the Company’s construction program, which involves a combination of replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of its natural gas system to meet the demands of customer growth. Total capital expenditures from continuing operations were $5,010,388 and $4,557,706 for the nine-month periods ended June 30, 2008 and 2007, respectively. Roanoke Gas’ total capital budget for the current year is more than $6,200,000 and total capital expenditures for the year are expected to exceed the prior year’s level. Although new construction related to expanding natural gas service has declined due to the current slow-down in real estate development, the Company plans to continue its focus on pipeline renewals. The Company relies on its line-of-credit agreements to provide temporary financing of its capital projects and operating cash flows, DRIP activity and long-term debt financing to provide the underlying funding for long-term funding.

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

Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangements to fund seasonal working capital needs as well as provide temporary financing for capital projects. The level of borrowing under the Company’s line-of-credit agreements can fluctuate significantly due to the time of the year, changes in the wholesale price of energy and weather outside the normal temperature ranges. As the wholesale price of natural gas increases, short-term debt generally increases because the payment to the Company’s energy suppliers is due before the Company can recover its costs through the monthly billing of its customers. In addition, colder weather requires the Company to purchase greater volumes of natural gas, the cost of which is recovered from customers on a delayed basis. As the second quarter is a strong generator of operating cash flows, the Company generally is able to pay down most of its line-of-credit balances before the seasonal funding requirements begin to increase in the third and fourth quarters.

On June 30, 2008, the Company executed a new line-of-credit agreement for Roanoke Gas. The new agreement increases the total available line-of-credit for the balance of the term of the original note dated March 28, 2008. Significantly higher natural gas prices have prompted the need for additional working capital to fund natural gas purchases and accounts receivable. The lines-of-credit agreements expire March 31, 2009, unless extended. The Company anticipates being able to extend or replace the line-of-credit agreements upon expiration.

RGC RESOURCES, INC. AND SUBSIDIARIES

On July 1, 2008, Roanoke Gas retired its $5,000,000 first mortgage notes. The Company used its line of credit agreement to payoff the debt while it evaluates its options for refinancing the note in the current credit environment. Management anticipates being able to obtain new financing on terms acceptable to the Company.

Stockholders equity increased by $2,508,539 for the nine months ended June 30, 2008, primarily due to earnings and proceeds from stock issued under the DRIP Plan. The activity is summarized below:

Net income	$4,299,305
Dividends	(2,064,478)
DRIP	503,465
Restricted stock and stock options	109,235
Net comprehensive income	(338,988)

Increase in stockholders’ equity	$2,508,539

At June 30, 2008, the Company’s consolidated long-term capitalization was 62% equity and 38% debt.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 4T – CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. Management routinely reviews the Company’s internal controls over financial reporting and from time to time makes changes intended to enhance the effectiveness of internal controls over financial reporting. There has been no change during the quarter ended June 30, 2008, in the Company’s internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the “Restricted Stock Plan”), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions (“restricted stock”). A participant can, subject to approval of Directors of the Company (the “Board”), elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company’s common stock on the NASDAQ-NMS on the first day of the month. The shares of restricted stock are issued in reliance on Section 3(a)(11) and Section 4(2) exemptions under the Securities Act of 1933 (the “Act”) and will vest only in the case of the participant’s death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant’s voluntary resignation during his term on the Board or (ii) removal for cause. During the quarter ended June 30, 2008, the Company issued a total of 792 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

Investment Date	Price	Number of Shares
4/1/2008	$27.260	275
5/1/2008	$29.200	257
6/2/2008	$28.800	260

ITEM 6 – EXHIBITS

Number	Description
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

RGC RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC Resources, Inc.

Date: August 14, 2008	By:	/s/ Howard T. Lyon
Howard T. Lyon
Vice-President, Treasurer and Chief Financial Officer