Form 10-K/A
period 2007-09-30
RGC RESOURCES INC
filed 2008-10-31
CIK 1069533

UNITED STATES

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

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the RGC Resources, Inc. 2007 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof.

Portions of the RGC Resources, Inc. Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

EXPLANATORY NOTE:

This Amendment No. 1 to the Annual Report on Form 10-K of RGC Resources, Inc. and Subsidiaries for the fiscal year ended September 30, 2007 is being filed for the purpose of amending and revising Item 9A “Controls and Procedures” and Item 15 “Exhibits of Financial Statement Schedules”. The original Form 10-K is being amended to clarify management’s evaluation of the effectiveness of disclosure controls and procedures and the change to the Company’s internal control over financial reporting, provide additional information in explaining the nature of deductions on the valuation accounts and revise the Report of Independent Registered Public Accounting Firm as it relates to the financial statement schedules.

Item 9A.	Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls are effective. The Company made the following change to its internal control over financial reporting during the quarter ended September 30, 2007. In connection with the filing of a Form 10-Q/A for the quarter ended June 30, 2007, the Company identified and disclosed a material weakness in its internal control over financial reporting. It is the opinion of management that this control weakness was an isolated instance related to a one-time transaction and did not otherwise impact our disclosure controls or our internal controls over financial reporting. In regards to the identified material weakness, the Company undertook remediation measures that include a more formal evaluation of the income tax implications of material non-routine transactions.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this report:

1.	Financial statements filed as part of this report:

All financial statements of the registrant as set forth under Item 8 of Form 10-K were previously filed on December 21, 2007.

2.	Financial statement schedules filed as part of this report:

All schedules are omitted with the exception of the valuation and qualifying accounts, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE SCHEDULE

Board of Directors and Stockholders

RGC Resources, Inc.

We have audited the consolidated financial statements of RGC Resources, Inc. and Subsidiaries (the “Company”) as of September 30, 2007 and 2006 and for the two years then ended, and have issued our report thereon dated November 14, 2007 (which report expresses an unqualified opinion and includes the audit of adjustments to the 2005 financial statements to retrospectively reflect the Bluefield, West Virginia and Virginia operations and the energy marketing business as discontinued operations as described in Note 2); such financial statements and report are included in your 2007 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Part IV, Item 15 of the Form 10-K for the years ended September 30, 2007 and 2006 and the adjustments as of and for the year ended September 30, 2005 to retrospectively reflect the Bluefield, West Virginia and Virginia operations and the energy marketing business as discontinued operations. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule as of and for the years ended September 30, 2007 and 2006 and the adjustments as of and for the year ended September 30, 2005 to reflect the Bluefield, West Virginia and Virginia operations and energy marketing business as discontinued operations, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The financial statements of RGC Resources, Inc. and Subsidiaries as of September 30, 2005, and for the year then ended, before the adjustment to reflect the Bluefield, West Virginia and Virginia operations and the energy marketing business as discontinued operations as described in Note 2, were audited by other auditors whose report, dated December 15, 2005, expressed an unqualified opinion on those statements. In addition, the prior auditors expressed an unqualified opinion on the financial statement schedule, before the effects of the retrospective adjustments for the discontinued operations of the energy marketing division, the discontinued operations of Bluefield Gas Company, and the change in reportable segments discussed in Notes 1 and 2 to the consolidated financial statements, when considered in relation to the basic financial statements taken as a whole.

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

RGC Resources, Inc.

Valuation and Qualifying Accounts

For the Years Ended September 30, 2007, 2006 and 2005

	Year	Beginning Balance	Additions		Deductions (1) (2) (3)	Ending Balance
Description			Charged to Expense	Charged to Other Accounts
Allowance for Doubtful Accounts
	2005	25,866	282,313	—	(234,454)	73,725
	2006	73,725	354,947	—	(402,088)	26,584
	2007	26,584	120,671	—	(100,545)	46,710
Accrued Medical Self-Insurance
	2005	299,093	(39,567)	—	(240,526)	19,000
	2006	19,000	(17,501)	—	4,501	6,000
	2007	6,000	(6,000)	—	—	—
Other
	2005	85,000	37,100	—	(38,226)	83,874
	2006	83,874	58,047	—	(19,774)	122,147
	2007	122,147	25,000	—	(30,747)	116,400

(1)	Allowance for doubtful accounts deductions reflect the write-off of uncollectible accounts net of collections associated with accounts previously written-off.
(2)	Accrued medical self-insurance deductions reflect the medical claim payments, net of refunds, under the Company’s self insured plan. (The Company transitioned to a fully insured plan effective January 1, 2005 with a two year run-out under the self-insured plan.)
(3)	Other deductions reflect payments for corporate property and liability insurance deductibles associated with corporate insurance coverage.

3.	Exhibits to this Form 10-K/A filed as part of this report:

Exhibit No.	Description
23.1	Consent of Brown Edwards & Company LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer – revised October 31, 2008

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer – revised October 31, 2008

32.1	Section 1350 Certification of Principal Executive Officer – revised October 31, 2008

32.2	Section 1350 Certification of Principal Financial Officer – revised October 31, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

RGC RESOURCES, INC.

By:	/s/ Howard T. Lyon	October 31, 2008
	Howard T. Lyon	Date
Vice President, Treasurer and CFO (principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John B. Williamson, III	October 31, 2008	Chairman of the Board, President and Chief Executive Officer
John B. Williamson, III	Date

/s/ Howard T. Lyon	October 31, 2008	Vice President, Treasurer and CFO (principal accounting officer and principal financial officer)
Howard T. Lyon	Date

/s/ Nancy H. Agee	October 31, 2008	Director
Nancy H. Agee	Date

/s/ Abney S. Boxley, III	October 31, 2008	Director
Abney S. Boxley, III	Date

/s/ Frank T. Ellett	October 31, 2008	Director
Frank T. Ellett	Date

/s/ Maryellen F. Goodlatte	October 31, 2008	Director
Maryellen F. Goodlatte	Date

/s/ J. Allen Layman	October 31, 2008	Director
J. Allen Layman	Date

/s/ George W. Logan	October 31, 2008	Director
George W. Logan	Date

/s/ S. Frank Smith	October 31, 2008	Director
S. Frank Smith	Date

/s/ Raymond D. Smoot, Jr.	October 31, 2008	Director
Raymond D. Smoot, Jr.	Date