Form 10-Q
period 2008-12-31
RGC RESOURCES INC
filed 2009-02-12
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2008

Commission File Number 000-26591

RGC Resources, Inc.

(Exact name of Registrant as Specified in its Charter)

VIRGINIA	54-1909697
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

519 Kimball Ave., N.E., Roanoke, VA	24016
(Address of Principal Executive Offices)	(Zip Code)

(540) 777-4427

(Registrant's Telephone Number, Including Area Code)

None

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerarted-filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2009
Common Stock, $5 Par Value	2,214,793

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2008	September 30, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$713,730	$875,436
Short-term investments	500,000	500,000
Accounts receivable – (less allowance for uncollectibles of $281,101 and $63,791, respectively)	16,950,655	5,086,790
Note receivable	87,000	87,000
Materials and supplies	580,949	553,604
Gas in storage	24,968,327	26,122,686
Prepaid income taxes	—	1,479,693
Deferred income taxes	3,848,976	2,187,795
Under-recovery of gas costs	—	1,013,087
Other	1,363,255	505,761

Total current assets	49,012,892	38,411,852

Utility Property:
In service	114,777,811	113,533,184
Accumulated depreciation and amortization	(39,812,086)	(39,038,120)

In service, net	74,965,725	74,495,064
Construction work in progress	1,178,328	1,113,008

Utility plant, net	76,144,053	75,608,072

Other Assets:

Note receivable	1,213,000	1,213,000
Regulatory assets	2,804,428	2,762,241
Other	136,253	132,549

Total other assets	4,153,681	4,107,790

Total Assets	$129,310,626	$118,127,714

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2008	September 30, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Borrowings under lines of credit	$11,858,000	$13,960,000
Dividends payable	708,734	690,538
Accounts payable	10,368,666	8,215,319
Customer credit balances	4,756,412	4,237,043
Income taxes payable	430,164	3,206
Customer deposits	1,650,759	1,522,480
Accrued expenses	1,614,183	2,111,614
Over-recovery of gas costs	2,590,003	—
Fair value of marked to market transactions	3,845,201	875,487

Total current liabilities	37,822,122	31,615,687

Long-term Debt, Excluding Current Maturities	28,000,000	23,000,000

Deferred Credits and Other Liabilities:
Asset retirement obligations	2,639,802	2,608,995
Regulatory cost of retirement obligations	7,065,199	6,843,338
Benefit plan liabilities	4,838,455	4,768,785
Deferred income taxes	5,415,029	5,471,667
Deferred investment tax credits	88,645	96,184

Total deferred credits and other liabilities	20,047,130	19,788,969

Stockholders’ Equity:
Common stock, $5 par value; authorized, 10,000,000 shares; issued and outstanding 2,214,169 and 2,209,471, respectively	11,070,845	11,047,355
Preferred stock, no par, authorized, 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	16,099,202	15,990,961
Retained earnings	19,104,627	17,909,134
Accumulated other comprehensive loss	(2,833,300)	(1,224,392)

Total stockholders’ equity	43,441,374	43,723,058

Total Liabilities and Stockholders’ Equity	$129,310,626	$118,127,714

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2008 AND 2007

UNAUDITED

	Three Months Ended December 31,
	2008	2007
Operating Revenues:
Gas utilities	$28,191,923	$25,554,643
Other	267,272	186,265

Total operating revenues	28,459,195	25,740,908

Cost of Sales:
Gas utilities	20,243,340	18,296,729
Other	119,818	75,350

Total cost of sales	20,363,158	18,372,079

Gross Margin	8,096,037	7,368,829

Other Operating Expenses:
Operations	2,605,507	2,598,623
Maintenance	401,930	351,157
General taxes	307,885	291,412
Depreciation and amortization	1,138,517	1,083,498

Total other operating expenses	4,453,839	4,324,690

Operating Income	3,642,198	3,044,139

Other Income, net	33,807	44,330

Interest Expense	531,320	564,482

Income from Continuing Operations Before Income Taxes	3,144,685	2,523,987

Income Tax Expense from Continuing Operations	1,195,526	957,979

Income from Continuing Operations	1,949,159	1,566,008

Discontinued operations:
Loss from discontinued operations, net of income taxes of $0 and ($14,628)	—	(36,690)

Net Income	1,949,159	1,529,318

Other Comprehensive Loss, Net of taxes	(1,620,129)	(357,838)

Comprehensive Income	$329,030	$1,171,480

Basic Earnings Per Common Share:
Income from continuing operations	$0.88	$0.72
Discontinued operations	—	(0.02)

Net income	$0.88	$0.70

Diluted Earnings Per Common Share:
Income from continuing operations	$0.88	$0.71
Discontinued operations	—	(0.02)

Net income	$0.88	$0.69

Dividends Declared Per Common Share	$0.3200	$0.3125

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2008 AND 2007

UNAUDITED

	Three Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$1,949,159	$1,566,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,197,451	1,139,228
Cost of removal of utility plant, net	(52,275)	(41,177)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(4,142,606)	(5,916,190)

Net cash used in continuing operating activities	(1,048,271)	(3,252,131)
Net cash used in discontinued operations	—	(240,967)

Net cash used in operating activities	(1,048,271)	(3,493,098)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(1,466,167)	(1,645,376)
Proceeds from disposal of equipment	13,540	—
Proceeds from sale of Bluefield Operations	—	3,941,000

Net cash provided by (used in) continuing investing activities	(1,452,627)	2,295,624
Net cash used in discontinued investing activities	—	(12,360)

Net cash provided by (used in) investing activities	(1,452,627)	2,283,264

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	5,000,000	—
Net borrowings (repayments) under line-of-credit agreements	(2,102,000)	3,304,000
Proceeds from issuance of common stock	131,731	216,225
Cash dividends paid	(690,539)	(667,246)

Net cash provided by continuing financing activities	2,339,192	2,852,979
Net cash provided by discontinued financing activities	—	365,000

Net cash provided by financing activities	2,339,192	3,217,979

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(161,706)	2,008,145

BEGINNING CASH AND CASH EQUIVALENTS	875,436	1,408,317

ENDING CASH AND CASH EQUIVALENTS	$713,730	$3,416,462

SUPPLEMENTAL INFORMATION:
Cash paid (received) during the year for:
Interest	$659,436	$889,249
Income taxes net of refunds	2,308	(79)

Noncash Transactions:

A note in the amount of $1,300,000 was received as partial payment for the sale of the assets associated with the Bluefield division of Roanoke Gas Company in November 2007.

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly RGC Resources, Inc.’s financial position as of December 31, 2008 and the results of its operations for the three months ended December 31, 2008 and 2007 and its cash flows for the three months ended December 31, 2008 and 2007. The results of operations for the three months ended December 31, 2008 are not indicative of the results to be expected for the fiscal year ending September 30, 2009 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

The condensed consolidated interim financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes thereto. The condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K. The September 30, 2008 balance sheet was included in the Company’s Form 10-K.

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

2.	Discontinued Operations

Effective as of October 31, 2007, Resources closed on the sale of the stock of Bluefield Gas Company (“Bluefield”) to ANGD, LLC, and Roanoke Gas Company completed the sale of its natural gas distribution assets located in the Town of Bluefield and the County of Tazewell, Virginia (“Bluefield division of Roanoke Gas”) to Appalachian Natural Gas Company, a subsidiary of ANGD, LLC. The sale of both the stock and the assets was essentially at book value and included the receipt of a $1,300,000 note from ANGD to partially finance the transaction. The note has a 5-year term with a 15-year amortization schedule with annual principal payments and quarterly interest payments at a rate of 10%.

The components of discontinued operations are summarized below:

Three Months Ended December 31, 2007
Bluefield Operations

Total Revenues	$457,777

Pretax Operating Income	(105,216)
Continuing Costs	53,898
Income Tax Expense	14,628

Discontinued Operations	$(36,690)

RGC RESOURCES, INC. AND SUBSIDIARIES

3.	Weather Normalization Adjustment

Since 2003, Roanoke Gas Company has had in place a weather normalization adjustment tariff (“WNA”) based on a weather occurrence band around the most recent 30-year temperature average. The measurement period goes from April through March. For the first nine months of the current WNA period, the number of heating degree-days fell within the weather band. Whether or not the Company triggers the WNA during the current measurement period will be dependent on the weather during the quarter ended March 2009. For the quarter ended December 31, 2007, the Company recorded approximately $315,000 in additional revenues to reflect the estimated impact of the WNA difference in margin for weather between 14% and 6% warmer than the 30-year average for the prior WNA period. The Company applied the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, in recording any estimated asset and revenue for the WNA.

4.	Debt

On October 31, 2008, the Company issued a $5,000,000 variable rate note at LIBOR plus 125 basis points due December 1, 2015. This note refinanced a first mortgage note that matured in July and had since been funded through the Company’s line of credit. Simultaneous with the execution of the variable rate note, the Company entered into an interest rate swap to convert the variable rate note into a fixed rate debt with a 5.79% effective interest rate. This note along with the other debt instruments of the Company contain various covenant provisions including minimum interest charge coverage ratio, limitations on debt as a percentage of total capitalization and a provision limiting the amount of retained earnings available for dividends. The Company was in compliance with these provisions at December 31, 2008.

5.	Rates and Regulatory Matters

During the quarter ended December 31, 2008, Roanoke Gas Company placed into effect new base rates effective for service rendered on and after November 1, 2008 that provides for approximately $1,198,000 in additional annual revenues. These higher rates are subject to refund pending a final order by the Virginia State Corporation Commission (“SCC”). The Company has

RGC RESOURCES, INC. AND SUBSIDIARIES

recorded an estimated reserve that management believes may be refundable to customers. The amount of the final rate award may be more or less than the amount reflected in the financial statements and will not be known until the Commission’s final order is received which is not expected before the third quarter.

6.	Derivatives and Hedging

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

The Company has historically entered into futures, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. As of December 31, 2008, the Company had outstanding derivative collar arrangements for the purchase of natural gas. The fair value of these instruments is recorded in the balance sheet under the caption “Fair value of marked to market transactions” with the offsetting entry to over-recovery or under-recovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any prudently incurred cost or benefit received from these instruments is recoverable or refunded through the regulated natural gas purchased gas adjustment (“PGA”) mechanism.

The Company has two interest rate swaps associated with their variable rate notes. The first swap relates to the $15,000,000 note issued in November 2005. This swap essentially converts the floating rate note based upon LIBOR into fixed rate debt with a 5.74% interest rate. The second swap relates to the $5,000,000 variable rate note issued in October 2008 as discussed in Note 4. This swap converts the variable rate note based on LIBOR into a fixed rate debt with a 5.79% effective interest rate. Both swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income.

RGC RESOURCES, INC. AND SUBSIDIARIES

7.	Comprehensive Income

A summary of other comprehensive income and loss is provided below:

Three Months Ended December 31, 2008	Interest Rate Swaps	Natural Gas Derivative	Defined Benefit Plans	Total
Unrealized losses	$(2,733,005)	$—	$—	$(2,733,005)
Income tax	1,037,449	—	—	1,037,449

Net unrealized losses	(1,695,556)	—	—	(1,695,556)

Transfer of realized losses to income	103,491	—	6,313	109,804
Income tax	(39,285)	—	(2,396)	(41,681)

Net transfer of realized losses to income	64,206	—	3,917	68,123

Amortization of transition obligation	—	—	11,773	11,773
Income tax	—	—	(4,469)	(4,469)

Net amortization of transition obligation	—	—	7,304	7,304

Net other comprehensive income (loss)	$(1,631,350)	$—	$11,221	$(1,620,129)

Change in measurement date – SFAS No. 158	—	—	11,221	11,221

Accumulated comprehensive loss – September 30, 2008	$(519,670)	$—	$(704,722)	$(1,224,392)

Accumulated comprehensive loss – December 31, 2008	$(2,151,020)	$—	$(682,280)	$(2,833,300)

Fair value of marked to market transactions	$(3,467,151)	$(378,050)	$—	$(3,845,201)

Three Months Ended December 31, 2007	Interest Rate Swaps	Natural Gas Derivative	Defined Benefit Plans	Total
Unrealized losses	$(594,257)	$—	$—	$(594,257)
Income tax	225,580	—	—	225,580

Net unrealized losses	(368,677)	—	—	(368,677)

Transfer of realized losses to income	5,665	—	—	5,665
Income tax	(2,150)	—	—	(2,150)

Net transfer of realized losses to income	3,515	—	—	3,515

Amortization of transition obligation	—	—	11,806	11,806
Income tax	—	—	(4,482)	(4,482)

Net amortization of transition obligation	—	—	7,324	7,324

Net other comprehensive income (loss)	$(365,162)	$—	$7,324	$(357,838)

Accumulated comprehensive loss – September 30, 2007	$(53,370)	$—	$(421,885)	$(475,255)

Accumulated comprehensive loss – December 31, 2007	$(418,532)	$—	$(414,561)	$(833,093)

Fair value of marked to market transactions	$(674,617)	$(116,010)	$—	$(790,627)

RGC RESOURCES, INC. AND SUBSIDIARIES

8.	Weighted Average Shares

Basic earnings per common share for the three months ended December 31, 2008 and 2007 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three months ended December 31, 2008 and 2007 are calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Three Months Ended December 31,
	2008	2007
Weighted average common shares	2,212,470	2,191,512

Effect of dilutive securities:
Options to purchase common stock	7,758	10,739

Diluted average common shares	2,220,228	2,202,251

9.	Commitments

Subsequent to December 31, 2008, the Company entered into an agreement with its asset manager to lock in the price of a portion of next winter’s natural gas requirements. The agreement provides for a fixed price of $6.36 per decatherm of gas on a total volume of 1,057,000 decatherms from November 2009 through March 2010. Under the current asset management agreement, these volumes would normally be purchased at the market rate for natural gas at the first of each month.

RGC RESOURCES, INC. AND SUBSIDIARIES

10.	Employee Benefit Plans

The Company has both a defined benefit pension plan (the “pension plan”) and a post-retirement benefit plan (the “post-retirement plan”). The pension plan covers substantially all of the Company’s employees and provides retirement income based on years of service and employee compensation. The post-retirement plan provides certain healthcare and supplemental life insurance benefits to retired employees who meet specific age and service requirements. Net pension plan and post-retirement plan expense recorded by the Company is detailed as follows:

	Three Months Ended December 31,
	2008	2007
Components of net periodic pension cost:

Service cost	$100,906	$107,365
Interest cost	211,725	192,377
Expected return on plan assets	(215,537)	(205,345)
Recognized loss	17,647	—

Net periodic pension cost	$114,741	$94,397

	Three Months Ended December 31,
	2008	2007
Components of post-retirement benefit cost:

Service cost	$30,914	$35,082
Interest cost	126,005	127,848
Expected return on plan assets	(69,179)	(71,626)
Amortization of unrecognized transition obligation	47,223	47,223
Recognized loss	—	—

Net periodic post-retirement benefit cost	$134,963	$138,527

The Company contributed $300,000 to its pension plan for the quarter ended December 31, 2008. The Company currently expects to make a total contribution of at least $600,000 to its pension plan and $600,000 to its post-retirement benefit plan during the fiscal year ending September 30, 2009. The Company expects to increase its pension funding as a result of the negative asset performance in 2008. The actual amount of increase will not be determined until the completion of the current year plan actuarial valuation report.

RGC RESOURCES, INC. AND SUBSIDIARIES

11.	Environmental Matters

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

12.	Newly Adopted Accounting Standards

On October 1, 2008, the Company adopted the change in measurement date provision of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R. SFAS No. 158 requires an employer to measure the funded status of each plan as of the Company’s fiscal year end. The Company previously used a June 30 measurement date for its benefit plans. The change in measurement date eliminated the three month lag in recognizing expense between the measurement date and the end of the Company’s fiscal year. The Company recorded a reduction to retained earnings, net of tax, of $44,931 for the effect of the change in measurement date on unregulated operations and a regulatory asset in the amount of $177,284 for the portion attributable to the regulated operations of Roanoke Gas Company. The Company has requested SFAS No. 71 treatment to defer this amount and provide for a three year amortization in the current rate filing before the SCC.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value methods. This statement does not require any new fair value measurements. Instead, it provides for increased consistency and comparability in fair value measurements and for expanded disclosure surrounding the fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually.) The Company adopted the provisions of SFAS No. 157 effective October 1, 2008. Adoption of SFAS No. 157 had no material impact on the the Company’s financial position, results of operations or cash flows. The disclosures required by SFAS No. 157 are included in Note 14.

RGC RESOURCES, INC. AND SUBSIDIARIES

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits, but does not require, entities to choose to measure selected financial assets and liabilities at fair value. Although SFAS No. 159 does not eliminate the fair value disclosure requirements included in other accounting standards, it does provide for additional presentation and disclosures designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS No. 159 was effective October 1, 2008. The Company has not elected to apply the fair value option to any of its financial assets or liabilities.

13.	Recently Issued Accounting Standards Pending Adoption

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. The purpose of this statement is to enhance the current disclosure framework of SFAS No. 133 by requiring entities to disclose (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The effective date of this statement is for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Company will adopt SFAS No. 161 in the second quarter ending March 31, 2009. The Company does not anticipate the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position No 132(R)-1, (FSP 132(R)-1), Employers’ Disclosures about Postretirement Benefit Plan Assets. As the title indicates, the objective of FSP 132(R)-1 is to improve disclosures about plan assets in employers’ defined benefit pension or other post-retirement plans by providing users of financial statements with an understanding of: (a) How investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) The major categories of plan assets; (c) The inputs and valuation techniques used to measure the fair value of plan assets; (d) The effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (e) Significant concentrations of risk within plan assets. The FSP is effective for fiscal years ending after December 15, 2009. Although the Company has not completed its evaluation, management does not anticipate this FSP to have a material impact on its financial position, results of operations or cash flows.

14.	Fair Value Measurements

Effective October 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities that are measured and reported on a fair value basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a fair value hierarchy that prioritizes each input to the valuation method used to measure fair value into one of the following three broad levels:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

RGC RESOURCES, INC. AND SUBSIDIARIES

Level 2 – Inputs other than quoted prices in Level 1 that are either for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Unobservable inputs for the asset or liability where there is little, if any, market activity for the asset or liability at the measurement date.

The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements by level within the fair value hierarchy as of December 31, 2008:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$3,467,151	$—	$3,467,151	$—
Mark-to-market energy derivatives	378,050	—	378,050	—

Total	$3,845,201	$—	$3,845,201	$—

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2009. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings depends primarily on weather conditions during the remaining winter months, energy costs and the level of operating and maintenance costs during the remainder of the year.

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 57,000 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding areas through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for the terms and conditions set forth by the Virginia State Corporation Commission (“SCC”).

Resources also provided regulated sale and distribution of natural gas to Bluefield, West Virginia, the Town of Bluefield, Virginia and surrounding areas through its Bluefield Gas Company (“Bluefield”) subsidiary and the Bluefield division of Roanoke Gas (collectively called “Bluefield Operations”). Effective as of October 31, 2007, Resources closed on the sale of the stock of Bluefield to ANGD, LLC and Roanoke Gas completed the sale of the assets of its Bluefield division to Appalachian Natural Gas Company, a subsidiary of ANGD, LLC. The corresponding activities of the Bluefield Operations up to the effective date of the sale have been classified as discontinued operations. See Note 2 above for more information on these transactions.

Resources also provides certain unregulated natural gas related services through Roanoke Gas Company and information system services to software providers in the utility industry through RGC Ventures, Inc. of Virginia, which operates as Application Resources. Such operations represent less than 1% of total revenues and income of Resources.

Winter weather conditions and volatility in natural gas prices both have a direct influence on the quantity of natural gas sales to the Company’s customers and management believes each factor has the potential to significantly impact earnings. A majority of natural gas sales are for space heating during the winter season. Consequently, during warmer than normal (normal means average heating degree-days for a specified period) winters, customers may significantly reduce their consumption of natural gas. Furthermore, significant increases in natural gas commodity prices could also affect customer usage by encouraging conservation or use of alternative fuels.

Because the SCC authorizes billing rates for the utility operations of Roanoke Gas based on normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. The Company has been able to mitigate a portion of the risk associated with warmer than normal winter weather by the inclusion of a weather normalization adjustment (“WNA”) factor as part of its rate structure, which allows the Company to recover revenues equivalent to the margin that would be realized at approximately 6% warmer than the 30-year normal. The Company did not record a WNA adjustment for the quarter ended December 31, 2008, as the number of heating degree-days (an industry measure by which the average daily temperature falls below

RGC RESOURCES, INC. AND SUBSIDIARIES

65 degrees Fahrenheit) fell within the 6% weather band during the current WNA measurement period. The Company recorded approximately $315,000 in additional revenues for the quarter ended December 31, 2007 to reflect the impact of the WNA for the difference in margin realized for weather between 12% and 6% warmer than the 30-year average during the prior WNA period. Whether or not the Company triggers the WNA during the current measurement period will be dependent on the weather during the quarter ended March 2009.

The current slow down in the economy has significantly reduced projected construction and development, which may have an impact on the growth of the Company’s customer base. Furthermore, with the current difficulties in the economy and the growing job losses, the Company may begin to experience a greater level of customer payment delays and rising bad debt expense. Bad debt expense has increased for the quarter ended December 31, 2008, due to increased billings. As of December 31, 2008, the aging of past due balances is proportionate to last year’s levels considering the higher billings during the quarter. The effect that the current economic climate has on the collectibility of customer accounts during the balance of the year is not currently known. Management is closely monitoring accounts receivable activity, however, and intends to take action to mitigate the impact to the Company and its customers if the level of customer delinquencies and bad debts increases.

Volatility in natural gas prices also presents issues for the Company. The commodity price of natural gas has declined from its peak of more than $13.00 per decatherm last summer to under $7.00 a decatherm in December. Currently, futures prices for natural gas on the NYMEX (New York Mercantile Exchange) range between $4.50 and $7.00 per decatherm over the next 12 months. If natural gas prices remain at these levels over the next 12 months, both the Company and its customers should benefit by having relative stability in pricing. However, if supply or other issues cause an escalation in prices, the Company could be negatively impacted by making natural gas a less attractive energy source.

The Company has an approved rate structure in place that mitigates the impact of financing costs of inventory related to rising natural gas prices. Under this rate structure, Roanoke Gas accrues revenue to cover the financing costs or “carrying costs” related to the level of investment in natural gas inventory. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing inventory costs and lower inventory balances, the Company recognizes less carrying cost revenue as the financing costs would be less. The Company recognized approximately $865,000 and $629,000 in carrying cost revenues for the three-month periods ended December 31, 2008 and 2007, respectively. The increase in carrying cost revenues was primarily attributable to the higher per decatherm price of gas in storage due to steep increases in the commodity price of natural gas during the summer months when gas was injected into storage. If natural gas prices remain at the lower levels as indicated by the NYMEX futures prices discussed above, the per decatherm value of natural gas will decline once storage balances begin to refill in the late spring. Lower natural gas inventory values will lead to reduction in the amount of carrying cost revenues included in natural gas margins.

RGC RESOURCES, INC. AND SUBSIDIARIES

Results of Operations

Consolidated net income (loss) from continuing and discontinued operations is as follows:

	Three Months Ended December 31,
	2008	2007
Net Income

Continuing Operations	$1,949,159	$1,566,008
Discontinued Operations	—	(36,690)

Net Income	$1,949,159	$1,529,318

Continuing Operations

Three Months Ended December 31, 2008:

The table below reflects operating revenues, volume activity and heating degree-days.

	Three Months Ended December 31,		Increase/ (Decrease)	Percentage
	2008	2007
Operating Revenues
Gas Utility	$28,191,923	$25,554,643	$2,637,280	10%
Other	267,272	186,265	81,007	43%

Total Operating Revenues	$28,459,195	$25,740,908	$2,718,287	11%

Delivered Volumes
Regulated Natural Gas (DTH)
Tariff Sales	2,297,508	2,001,016	296,492	15%
Transportation	702,658	707,203	(4,545)	-1%

Total	3,000,166	2,708,219	291,947	11%

Heating Degree Days	1,508	1,291	217	17%
(Unofficial)

RGC RESOURCES, INC. AND SUBSIDIARIES

Total operating revenues for the three months ended December 31, 2008 compared to the same period last year increased due to significantly higher natural gas deliveries related to much colder weather, the implementation of a non-gas base rate increase and higher inventory carrying cost revenues.

	Three Months Ended December 31,		Increase/ (Decrease)	Percentage
	2008	2007
Gross Margin

Gas Utility	$7,948,583	$7,257,914	$690,669	10%
Other	147,454	110,915	36,539	33%

Total Operating Margin	$8,096,037	$7,368,829	$727,208	10%

Regulated natural gas margins from Roanoke Gas’ utility operations increased for the same reasons as operating revenues increased. The 17% increase in the number of heating-degree days provided for a 15% increase in tariff sales (consisting primarily of residential and commercial volumes). Transportation volumes, which generally correspond to production activities of certain larger industrial customers, declined slightly. The unfavorable economic environment has caused some of our transportation customers to reduce activities, which may lead to additional reductions in natural gas consumption during the second quarter and beyond. The Company placed increased non-gas base rates into effect during the first quarter. These rates were placed into effect subject to refund pending a final order from the SCC. As a result of the higher rates and customer growth, the Company realized approximately $117,000 in additional margin from customer base charges, which is a flat monthly fee billed to each natural gas customer. WNA margin declined as the colder weather during the current WNA period did not result in a WNA accrual, while last year’s much warmer weather caused a $315,000 accrual for WNA. The total volumetric margin increased by approximately $666,000 due to the combination of increases in delivered volumes and the effect of the rate increase. Carrying cost revenues, as explained above, increased by approximately $236,000 due to a higher average investment in natural gas storage during the period.

The components of the gas utility margin increase are summarized below:

Net Margin Increase

Customer Base Charge (including rate increase)	$117,140
WNA	(315,109)
Carrying Cost	235,992
Volumetric (rate increase and volume increase)	666,303
Other	(13,657)

Total	$690,669

RGC RESOURCES, INC. AND SUBSIDIARIES

Other margins increased by $36,539 over last year primarily due to paving services provided to another local utility. The contract for the paving services will expire during the second quarter and the Company anticipates being able to renew the contract for an additional year for similar terms and conditions. Paving services contributed approximately $77,000 to other margins during the quarter.

Operations expenses remained nearly unchanged from the same period last year as increases in bad debt expense and contractor and company labor costs offset reductions in professional services. Bad debt expense increased by more than $33,000 due to higher level of billings and increases in past due balances. Contractor and company labor increased approximately $59,000 due to the timing of annual leak survey work performed on the Company’s natural gas distribution system and normal salary adjustments less attrition. Professional services declined by approximately $50,000 attributable to a modest reduction in accounting fees combined with a reduction in costs related to the transfer of benefit plan and actuarial services to a lower cost provider. Total employee benefit costs declined by approximately $7,000 from the same period last year as increases in pension and post-retirement medical costs were offset by lower health insurance premiums. Benefit costs are expected to increase over last year as the renewal of the medical insurance plan will result in higher premiums beginning in January. The remaining difference is attributable to minor reductions in other operating expense categories. Maintenance expenses increased by $50,773, or 14%, primarily due to the timing of repairs of pipeline leaks in the Company’s distribution system determined through annual leak surveys.

General taxes increased by $16,473, or 6%, related to higher property taxes associated with increased investment in utility plant and higher payroll taxes. Depreciation expense increased $55,019, or 5%, on a corresponding increase in utility plant associated with extending service to new customers and replacing cast iron and bare steel pipe. Other income, net, decreased by $10,523 due to lower interest earnings related to a reduction in available cash for investment and lower interest rates on such investments.

Interest expense declined by $33,162, or 6%, even though total average debt outstanding during the period increased by more than $4,800,000. The reduction in interest is due to a combination of significantly lower interest rates on the Company’s line-of-credit and the retirement of the $5,000,000 first mortgage note, which was replaced by a lower interest rate note as discussed in Note 4. The interest rate on the Company’s line-of-credit arrangement is based on LIBOR and the effective average rate for the quarter was 2.8% compared to 5.4% for the same period last year. The increase in total period ending debt and average outstanding debt over the same period last year is attributable to an increased investment in natural gas storage inventories, utility plant and accounts receivable.

Income tax expense increased by $237,547, or 25%, which corresponds to the increase in pre-tax income from continuing operations for the quarter. The effective tax rate was 38% for both periods.

RGC RESOURCES, INC. AND SUBSIDIARIES

Critical Accounting Policies and Estimates

The consolidated financial statements of Resources are prepared in accordance with accounting principles generally accepted in the United States of America. The amounts of assets, liabilities, revenues and expenses reported in the Company’s financial statements are affected by accounting policies, estimates and assumptions that are necessary to comply with generally accepted accounting principles. Estimates used in the financial statements are derived from prior experience, statistical analysis and professional judgments. Actual results may differ significantly from these estimates and assumptions.

The Company considers an estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. The Company considers the following accounting policies and estimates to be critical.

Regulatory accounting – The Company’s regulated operations follow the accounting and reporting requirements of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). The economic effects of regulation can result in a regulated company deferring costs that have been or are expected to be recovered from customers in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the consolidated balance sheet (regulatory assets) and recorded as expenses when such amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for current collection in rates of costs that are expected to be incurred in the future (regulatory liabilities).

If, for any reason, the Company ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the Company would remove the regulatory assets or liabilities from the balance sheet related to those portions no longer meeting the criteria and include them in the consolidated statement of income and comprehensive income for the period in which the discontinuance occurred.

Revenue recognition – Regulated utility sales and transportation revenues are based on rates approved by the SCC. The non-gas cost component of rates may not be changed without a formal rate increase application and corresponding authorization by the SCC; however, the gas cost component of rates may be adjusted periodically through the PGA mechanism with approval from the SCC.

The Company bills its regulated natural gas customers on a monthly cycle. The billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for natural gas delivered to customers not yet billed during the accounting period. Determination of unbilled revenue relies on the use of estimates, weather during the period and current and historical data. The financial statements included unbilled revenue of $6,421,930 and $6,290,944 as of December 31, 2008 and 2007, respectively.

RGC RESOURCES, INC. AND SUBSIDIARIES

Allowance for Doubtful Accounts – The Company evaluates the collectibility of its accounts receivable balances based upon a variety of factors including loss history, level of delinquent account balances and general economic climate.

Pension and Postretirement Benefits – The Company offers a defined benefit pension plan (“pension plan”) and a post-retirement medical and life insurance plan (“post-retirement plan”) to eligible employees. The expenses and liabilities associated with these plans are based on numerous assumptions and factors, including provisions of the plans, employee demographics, contributions made to the plan, return on plan assets and various actuarial calculations, assumptions and accounting requirements. In regard to the pension plan, specific factors include assumptions regarding the discount rate used in determining future benefit obligations, expected long-term rate of return on plan assets, compensation increases and life expectancies. Similarly, the post-retirement medical plan also requires the estimation of many of the same factors as the pension plan in addition to assumptions regarding the rate of medical inflation and Medicare availability. Actual results may differ materially from the results expected from the actuarial assumptions due to changing economic conditions, volatility in interest rates and changes in life expectancy. Such differences may result in a material impact on the amount of expense recorded in future periods or the value of the obligations on the balance sheet.

Since June 30, 2008, the measurement date used for determining several of the actuarial assumptions as well as determining the market value of the plan assets of both the pension plan and post-retirement medical plan, the economic crisis resulting from issues in the credit markets has significantly reduced the value of the pension plan assets. If the plan assets do not quickly recover from the losses incurred in 2008, pension expense accruals for future periods will most likely increase significantly. Furthermore, the funded status of the plan has significantly deteriorated, which will result in increasing the Company’s funding requirements in the future.

Derivatives – The Company may hedge certain risks incurred in its operation through the use of derivative instruments. The Company applies the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of derivative instruments as assets or liabilities in the Company’s balance sheet at fair value. In most instances, fair value is based upon quoted futures prices for natural gas commodities and interest rate futures for interest rate swaps. Changes in the commodity and futures markets will impact the estimates of fair value in the future. Furthermore, the actual market value at the point of realization of the derivative may be significantly different from the values used in determining fair value in prior financial statements.

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

Energy Costs

Energy costs represent the single largest expense of the Company. To help mitigate the impact of potential price volatility, the Company uses various hedging mechanisms, including summer storage injections and financial instruments. Prudently incurred natural gas costs are fully recoverable under the present regulatory Purchased Gas Adjustment (“PGA”) mechanism, and increases and decreases in the cost of gas are passed through to the Company’s customers. Although rising energy prices are recoverable through the PGA mechanism, high energy prices may have a negative impact on earnings through increases in bad debt expense and higher interest costs because the delay in recovering higher gas costs requires borrowing to temporarily fund receivables from customers as well as decreased demand resulting from customer conservation or use of alternative fuels. The Company’s rate structure provides a level of protection against the impact that rising energy prices may have on bad debts and carrying costs of gas in storage by allowing for more timely recovery of these costs. However, the rate structure will not protect the Company from increased rate of bad debts or increases in interest rates or decreased demand.

Regulatory Affairs

During the quarter ended December 31, 2008, Roanoke Gas Company placed into effect new base rates effective for service rendered on and after November 1, 2008 to provide for approximately $1,198,000 in additional annual revenues. These higher rates are subject to refund pending a final order by the Virginia State Corporation Commission (“SCC”). The Company has recorded an estimated reserve that management believes may be refundable to customers based upon the current assessment of its rate increase request. The amount of the final rate award may be more or less than the amount reflected in the financial statements and will not be known until the final Commission order is received which is not expected before the third quarter.

Capital Resources and Liquidity

Due to the capital intensive nature of the utility business, as well as the related weather sensitivity, the Company’s primary capital needs are the funding of its continuing construction program, the seasonal funding of its natural gas inventories, accounts receivable and payment of dividends. To meet these needs, the Company relies on its operating cash flows, line-of-credit agreements, and capital raised through the Company’s Dividend Reinvestment and Stock Purchase Plan (“DRIP”).

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash and cash equivalents decreased by $161,706 for the quarter ended December 31, 2008 compared to a $2,008,145 increase for the same period last year. The following table summarizes the categories of sources and uses of cash:

	Three Months Ended December 31,
	2008	2007
Cash Flow Summary:

Continuing operations:
Used in operating activities	$(1,048,271)	$(3,252,131)
Provided by (used in) investing activities	(1,452,627)	2,295,624
Provided by financing activities	2,339,192	2,852,979
Cash provided by discontinued operations	—	111,673

Increase (decrease) in cash and cash equivalents	$(161,706)	$2,008,145

The seasonal nature of the natural gas business may cause operating cash flows to fluctuate significantly during the year as well as from year to year. Factors including weather, energy prices, natural gas storage levels and customer collections all contribute to working capital levels and the related cash flows. Generally, operating cash flows are positive during the second and third quarters as a combination of earnings, storage gas levels and collections on customer accounts all contribute to higher cash levels. During the first and fourth quarters, operating cash flows generally decrease due to the increases in natural gas storage levels, rising customer receivable balances and construction activity. In the quarter ended December 31, 2008, cash used in continuing operations declined by approximately $2,204,000, from $3,252,000 for the quarter ended December 31, 2007 to $1,048,000 for the current quarter. Improvement in net income and increase in over-collection of gas costs due to the declining commodity price of natural gas accounted for most of the reduction in cash used by operations.

Investing activities are generally composed of expenditures under the Company’s construction program, which involves a combination of replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of its natural gas system to meet the demands of customer growth. Cash flows from investing activities declined by approximately $3,748,000 due almost entirely to the $3,941,000 in net proceeds received from the sale of the Bluefield Operations in 2007. Total capital expenditures from continuing operations were $1,466,167 and $1,645,376 for the three-month periods ended December 31, 2008 and 2007, respectively. Roanoke Gas’ total capital budget for the current year is more than $5,800,000 and total capital expenditures for the year are expected to be below the prior year’s level of $6,539,369 due to expected declines in expenditures for new business. The Company plans to continue its focus on its pipeline renewal program. Operating cash flow provided by depreciation is expected to provide 70% of the support for the Company’s current capital budget. The Company also relies on its line-of-credit agreements, other operating cash flows, DRIP activity and long-term debt financing to provide the balance of the underlying funding for its capital expenditures.

RGC RESOURCES, INC. AND SUBSIDIARIES

Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangements to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flow provided by financing activities declined by nearly $514,000 as both net incremental borrowing and proceeds from issuance of stock declined from the same period last year. As discussed in Note 4, the Company entered into a $5,000,000 variable rate note in October 2008 and used the proceeds to refinance a portion of the line-of-credit balance that provided temporary funding for the retirement of a first mortgage note that matured in July. Proceeds from the issuance of common stock decreased as the Company authorized its transfer agent to acquire a portion of the share requirements of the DRIP on the open market rather than issue new shares.

The Company’s line-of-credit agreements will expire on March 31, 2009, unless extended. Although the current economic conditions have negatively impacted the credit markets and made lending and credit more difficult to obtain, the Company anticipates being able to extend or replace its current line-of-credit agreements upon expiration; however, there is no guarantee that these lines-of-credit will be extended or replaced under the same terms currently in place.

At December 31, 2008, the Company’s consolidated long-term capitalization was 61% equity and 39% debt.

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

As of December 31, 2008, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

There were not any changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the “Restricted Stock Plan”), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions (“restricted stock”). A participant can, subject to approval of Directors of the Company (the “Board”), elect to receive up to 100% of his or her retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company’s common stock on the NASDAQ-NMS on the first day of the month. The shares of restricted stock are issued in reliance on Section 3(a)(11) and Section 4(2) exemptions under the Securities Act of 1933 and will vest only in the case of the participant’s death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant’s voluntary resignation during his term on the Board or (ii) removal for cause. During the quarter ended December 31, 2008, the Company issued a total of 792 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

Investment Date	Price	Number of Shares
10/2/2008	$29.990	250
11/1/2008	$28.370	265
12/1/2008	$25.150	299

ITEM 6 – EXHIBITS

Number	Description
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

RGC RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC Resources, Inc.

Date: February 12, 2009	By:	/s/ Howard T. Lyon
Howard T. Lyon
Vice-President, Treasurer and CFO
(principal financial and principal accounting officer)