Form 10-Q
period 2009-03-31
RGC RESOURCES INC
filed 2009-05-14
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerarted-filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $5 Par Value	2,224,281

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

ASSETS	March 31, 2009	September 30, 2008
Current Assets:
Cash and cash equivalents	$10,509,377	$875,436
Short-term investments	—	500,000
Accounts receivable - (less allowance for uncollectibles of $495,707 and $63,791, respectively)	10,628,608	5,086,790
Note receivable	87,000	87,000
Materials and supplies	616,039	553,604
Gas in storage	10,078,162	26,122,686
Prepaid income taxes	—	1,479,693
Deferred income taxes	4,254,541	2,187,795
Under-recovery of gas costs	—	1,013,087
Other	1,110,937	505,761

Total current assets	37,284,664	38,411,852

Utility Property:
In service	115,614,534	113,533,184
Accumulated depreciation and amortization	(40,401,439)	(39,038,120)

In service, net	75,213,095	74,495,064
Construction work in progress	1,243,202	1,113,008

Utility plant, net	76,456,297	75,608,072

Other Assets:

Note receivable	1,126,000	1,213,000
Regulatory assets	2,722,934	2,762,241
Other	127,403	132,549

Total other assets	3,976,337	4,107,790

Total Assets	$117,717,298	$118,127,714

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2009	September 30, 2008
Current Liabilities:
Borrowings under lines of credit	$—	$13,960,000
Dividends payable	711,770	690,538
Accounts payable	6,572,434	8,215,319
Customer credit balances	2,457,418	4,237,043
Income taxes payable	277,674	3,206
Customer deposits	1,730,578	1,522,480
Accrued expenses	1,531,788	2,111,614
Over-recovery of gas costs	6,968,326	—
Fair value of marked to market transactions	3,205,853	875,487

Total current liabilities	23,455,841	31,615,687

Long-term Debt	28,000,000	23,000,000

Deferred Credits and Other Liabilities:
Asset retirement obligations	2,674,128	2,608,995
Regulatory cost of retirement obligations	7,273,999	6,843,338
Benefit plan liabilities	5,023,289	4,768,785
Deferred income taxes	5,440,045	5,471,667
Deferred investment tax credits	81,106	96,184

Total deferred credits and other liabilities	20,492,567	19,788,969

Stockholders’ Equity:
Common stock, $5 par value; authorized, 10,000,000 shares; issued and outstanding 2,223,106 and 2,209,471, respectively	11,115,530	11,047,355
Preferred stock, no par, authorized, 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	16,276,779	15,990,961
Retained earnings	21,036,551	17,909,134
Accumulated other comprehensive loss	(2,659,970)	(1,224,392)

Total stockholders’ equity	45,768,890	43,723,058

Total Liabilities and Stockholders’ Equity	$117,717,298	$118,127,714

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Operating Revenues:
Gas utilities	$34,003,752	$39,349,932	$62,195,675	$64,904,575
Other	282,750	214,446	550,022	400,711

Total operating revenues	34,286,502	39,564,378	62,745,697	65,305,286

Cost of Sales:
Gas utilities	24,821,377	30,827,646	45,064,717	49,124,375
Other	132,806	83,916	252,624	159,266

Total cost of sales	24,954,183	30,911,562	45,317,341	49,283,641

Gross Margin	9,332,319	8,652,816	17,428,356	16,021,645

Other Operating Expenses:
Operations	2,779,088	2,508,872	5,384,594	5,107,495
Maintenance	385,334	325,252	787,264	676,409
General taxes	322,292	311,430	630,177	602,842
Depreciation and amortization	1,140,517	1,092,262	2,279,035	2,175,760

Total other operating expenses	4,627,231	4,237,816	9,081,070	8,562,506

Operating Income	4,705,088	4,415,000	8,347,286	7,459,139

Other Income, net	21,883	16,737	55,690	61,067

Interest Expense	462,910	518,029	994,230	1,082,511

Income from Continuing Operations Before Income Taxes	4,264,061	3,913,708	7,408,746	6,437,695

Income Tax Expense from Continuing Operations	1,620,368	1,495,099	2,815,894	2,453,078

Income from Continuing Operations	2,643,693	2,418,609	4,592,852	3,984,617

Discontinued operations:
Loss from discontinued operations, net of income taxes of ($14,628)	—	—	—	(36,690)

Net Income	2,643,693	2,418,609	4,592,852	3,947,927

Other Comprehensive Income (Loss), Net of taxes	173,330	(447,040)	(1,446,799)	(804,878)

Comprehensive Income	$2,817,023	$1,971,569	$3,146,053	$3,143,049

Basic Earnings Per Common Share:
Income from continuing operations	$1.19	$1.10	$2.07	$1.82
Discontinued operations	—	—	—	(0.02)

Net income	$1.19	$1.10	$2.07	$1.80

Diluted Earnings Per Common Share:
Income from continuing operations	$1.19	$1.10	$2.07	$1.81
Discontinued operations	—	—	—	(0.02)

Net income	$1.19	$1.10	$2.07	$1.79

Dividends Declared Per Common Share	$0.3200	$0.3125	$0.6400	$0.6250

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS

ENDED MARCH 31, 2009 AND 2008

UNAUDITED

	Six Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$4,592,852	$3,984,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,394,901	2,278,220
Cost of removal of utility plant, net	(115,899)	(115,390)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	14,872,111	6,130,227

Net cash provided by continuing operating activities	21,743,965	12,277,674
Net cash used in discontinued operations	—	(240,967)

Net cash provided by operating activities	21,743,965	12,036,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(2,719,571)	(3,293,881)
Proceeds from disposal of equipment	27,826	—
Proceeds from sale of short-term investments	500,000	—
Proceeds from sale of Bluefield Operations	—	3,941,000

Net cash provided by (used in) continuing investing activities	(2,191,745)	647,119
Net cash used in discontinued investing activities	—	(12,360)

Net cash provided by (used in) investing activities	(2,191,745)	634,759

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	5,000,000	—
Proceeds on collection of note	87,000	—
Net repayments under line-of-credit agreements	(13,960,000)	(4,808,000)
Proceeds from issuance of common stock	353,993	432,021
Cash dividends paid	(1,399,272)	(1,353,078)

Net cash used in continuing financing activities	(9,918,279)	(5,729,057)
Net cash provided by discontinued financing activities	—	365,000

Net cash used in financing activities	(9,918,279)	(5,364,057)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,633,941	7,307,409

BEGINNING CASH AND CASH EQUIVALENTS	875,436	1,408,317

ENDING CASH AND CASH EQUIVALENTS	$10,509,377	$8,715,726

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$989,877	$1,186,998
Income taxes net of refunds	2,269,308	1,212,921

Noncash Transactions:

A note in the amount of $1,300,000 was received as partial payment for the sale of the assets associated with the Bluefield division of Roanoke Gas Company in November 2007.

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly RGC Resources, Inc.’s financial position as of March 31, 2009 and the results of its operations for the three months and six months ended March 31, 2009 and 2008 and its cash flows for the six months ended March 31, 2009 and 2008. The results of operations for the three months and six months ended March 31, 2009 are not indicative of the results to be expected for the fiscal year ending September 30, 2009 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of discontinued operations are summarized below:

Six Months Ended
March 31, 2008
Bluefield Operations

Total Revenues	$457,777

Pretax Operating Income	(105,216)
Continuing Costs	53,898
Income Tax Expense	14,628

Discontinued Operations	$(36,690)

3.	Debt

On March 23, 2009, the Company and Wachovia Bank renewed its line of credit agreement. The new agreement increased the variable interest rate to 30 day LIBOR plus 100 basis points and includes an availability fee equal to 15 basis points applied to the difference between the face amount of the note and the average outstanding balance during the period. The Company maintained the multi-tiered borrowing limits to accommodate the Company’s seasonal borrowing demands and to minimize its borrowing costs. Effective April 1, 2009, the Company’s total available limits during the term of the line-of-credit agreement range from $1,000,000 to $18,000,000.

The line-of-credit agreement will expire March 31, 2010, unless extended. The Company anticipates being able to extend or replace the credit line upon expiration. At March 31, 2009, the Company had no outstanding balance under its line-of-credit agreement.

4.	Rates and Regulatory Matters

On November 1, 2008, Roanoke Gas Company placed into effect new base rates that provide for approximately $1,198,000 in additional annual revenues. On March 5, 2009, the Company reached a stipulated agreement with the Virginia State Corporation Commission (“SCC”) staff for a non-gas rate award for the total of the $1,198,000 in additional annual revenues requested. This stipulated agreement is subject to approval by the SCC Commissioners; however, the Company does not expect the final order from the SCC to differ from the stipulated agreement.

5.	Derivatives and Hedging

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company has historically entered into futures, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. During the quarter ended March 31, 2009, the Company had settled all outstanding derivative collar arrangements for the purchase of natural gas. Net income and other comprehensive income were not affected by the change in market value as any prudently incurred cost or benefit received from these instruments was recoverable or refunded through the regulated natural gas purchased gas adjustment (“PGA”) mechanism.

The Company has two interest rate swaps associated with their variable rate notes. The first swap relates to the $15,000,000 note issued in November 2005. This swap essentially converts the floating rate note based upon LIBOR into fixed rate debt with a 5.74% interest rate. The second swap relates to the $5,000,000 variable rate note issued in October 2008. This swap converts the variable rate note based on LIBOR into a fixed rate debt with a 5.79% effective interest rate. Both swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income. No portions of interest rate swaps were deemed ineffective.

The table below reflects the fair values of the derivative instruments and their corresponding classification in the consolidated balance sheets under the current liabilities caption of “Fair value of marked to market transactions” as of March 31, 2009 and September 30, 2008:

Fair Value of Derivative Instruments

	March 31, 2009	September 30, 2008
Derivatives designated as hedging instruments:

Interest rate swaps	$3,205,853	$837,637
Natural gas collar arrangement	—	37,850

Total derivatives designated as hedging instruments	$3,205,853	$875,487

The table in Note 6 below reflects the effect on income and other comprehensive income of the Company’s cash flow hedge.

Based on the current interest rate environment, approximately $840,000 of the fair value on the interest rate hedges will be reclassified from other comprehensive loss and into interest expense on the income statement over the next 12 months. Changes in LIBOR rates during that period could significantly change the estimated amount to be reclassified to income as well as the fair value of the interest rate hedges.

RGC RESOURCES, INC. AND SUBSIDIARIES

6.	Comprehensive Income

A summary of other comprehensive income and loss (“OCI”) is provided below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Interest Rate SWAPs

Unrealized gains (losses) reflected in OCI	$61,379	$(781,418)	$(2,671,626)	$(1,375,675)
Income tax	(23,299)	296,626	1,014,150	522,206

Net unrealized gains (losses) reflected in OCI	38,080	(484,792)	(1,657,476)	(853,469)

Transfer of realized losses from OCI to interest expense	199,919	49,046	303,410	54,711
Income tax	(75,890)	(18,618)	(115,175)	(20,768)

Net transfer of realized losses from OCI to interest expense	124,029	30,428	188,235	33,943

Defined Benefit Plans

Transfer of realized losses to income	6,313	—	12,626	—
Income tax	(2,396)	—	(4,792)	—

Net transfer of realized losses to income	3,917	—	7,834	—

Amortization of transition obligation	11,773	11,806	23,546	23,612
Income tax	(4,469)	(4,482)	(8,938)	(8,964)

Net amortization of transition obligation	7,304	7,324	14,608	14,648

Net other comprehensive income (loss)	$173,330	$(447,040)	$(1,446,799)	$(804,878)

Change in measurement date - SFAS No. 158	—	—	11,221	—

Accumulated comprehensive loss - beginning of period	(2,833,300)	(833,093)	(1,224,392)	(475,255)

Accumulated comprehensive loss - end of period	$(2,659,970)	$(1,280,133)	$(2,659,970)	$(1,280,133)

7.	Weighted Average Shares

Basic earnings per common share for the three months and six months ended March 31, 2009 and 2008 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three months and

RGC RESOURCES, INC. AND SUBSIDIARIES

six months ended March 31, 2009 and 2008 are calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Weighted average common shares	2,219,068	2,198,624	2,215,733	2,195,048

Effect of dilutive securities:
Options to purchase common stock	7,088	9,519	7,424	10,147

Diluted average common shares	2,226,156	2,208,143	2,223,157	2,205,195

During the quarter ended March 31, 2009, 2,000 shares of common stock were issued upon exercise of options under the Company’s Key Employee Stock Option Plan. The options had an exercise price of $20.875.

8.	Commitments and Concentrations

Roanoke Gas currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in its service area. These franchises are effective through January 1, 2016. Certificates of public convenience and necessity in Virginia are exclusive and are intended for perpetual duration. Due to the nature of the natural gas distribution business, the Company has entered into agreements with both suppliers and pipelines to contract for natural gas commodity purchases, storage capacity and pipeline delivery capacity. The Company obtains most of its regulated natural gas supply from the asset management contract between Roanoke Gas and the asset manager. The Company uses an asset manager to assist in optimizing the use of its transportation, storage rights, and gas supply to provide a secure and reliable source of natural gas to its customers. Roanoke Gas is served directly by two primary pipelines. These two pipelines deliver 100% of the natural gas supplied to the Company’s customers. Depending on weather conditions and the level of customer demand, failure of one or both of these transmission pipelines could have a major adverse impact on the Company.

9.	Employee Benefit Plans

The Company has both a defined benefit pension plan (the “pension plan”) and a post- retirement benefit plan (the “post-retirement plan”). The pension plan covers substantially all of the Company’s employees and provides retirement income based on years of service and

RGC RESOURCES, INC. AND SUBSIDIARIES

employee compensation. The post-retirement plan provides certain healthcare and supplemental life insurance benefits to retired employees who meet specific age and service requirements. Net pension plan and post-retirement plan expense recorded by the Company is detailed as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Components of net periodic pension cost:

Service cost	$100,906	$107,365	$201,812	$214,730
Interest cost	211,725	192,377	423,450	384,754
Expected return on plan assets	(215,537)	(205,345)	(431,074)	(410,690)
Recognized loss	17,647	—	35,294	—

Net periodic pension cost	$114,741	$94,397	$229,482	$188,794

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Components of post-retirement benefit cost:

Service cost	$30,914	$35,082	$61,828	$70,164
Interest cost	126,005	127,848	252,010	255,696
Expected return on plan assets	(69,179)	(71,626)	(138,358)	(143,252)
Amortization of unrecognized transition obligation	47,223	47,223	94,446	94,446

Net post-retirement benefit cost	$134,963	$138,527	$269,926	$277,054

The Company contributed $300,000 to its pension plan for the six-month period ended March 31, 2009. The Company currently expects to make a total contribution of at least $700,000 to its pension plan and $600,000 to its post-retirement benefit plan during the fiscal year ending September 30, 2009. The Company will continue to evaluate its pension funding in light of the negative asset performance in 2008. Any further funding changes will not be determined until the completion of the current year plan actuarial valuation report.

10.	Environmental Matters

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

RGC RESOURCES, INC. AND SUBSIDIARIES

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value methods. This statement does not require any new fair value measurements. Instead, it provides for increased consistency and comparability in fair value measurements and for expanded disclosure surrounding the fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually.) The Company adopted the provisions of SFAS No. 157 effective October 1, 2008. Adoption of SFAS No. 157 had no material impact on the Company’s financial position, results of operations or cash flows. The disclosures required by SFAS No. 157 are included in Note 12.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. The purpose of this statement is to enhance the current disclosure framework of SFAS No. 133 by requiring entities to disclose (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The Company adopted the provisions of SFAS No. 161 effective for the quarter ended March 31, 2009. Adoption of SFAS No. 161 had no material impact on the Company’s financial position, results of operations or cash flows. The disclosures required by SFAS No. 161 are included in Notes 5 and 6.

12.	Recently Issued Accounting Standards Pending Adoption

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (FSP 107-1), Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 applies the required disclosures of FASB No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. Under FSP 107-1, companies shall disclose for interim and annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, the method and significant assumptions used to estimate the fair value of financial instruments, and a description of any changes in methods and significant assumptions that occurred during the period. This FSP is effective for interim reporting periods ending after June 15, 2009. Accordingly, the Company will adopt FSP 107-1 during the quarter ended June 30, 2009. The Company does not anticipate this FSP to have a material impact on its financial position, results of operations or cash flows.

RGC RESOURCES, INC. AND SUBSIDIARIES

Other accounting standards that have been issued or proposed by the FASB or other standard –setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

13.	Fair Value Measurements

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

The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements by level within the fair value hierarchy as of March 31, 2009:

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$3,205,853	$—	$3,205,853	$—

Total	$3,205,853	$—	$3,205,853	$—

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The three-month and six-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2009. The total revenues and margins realized during the first six months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings will depend primarily on the level of operating and maintenance costs and, to a lesser extent, weather.

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

Resources also provides certain unregulated services through Roanoke Gas Company and information system services to software providers in the utility industry through RGC Ventures, Inc. of Virginia, which operates as Application Resources. Such operations represent less than 2% of total revenues and margin of Resources.

Winter weather conditions and volatility in natural gas prices both have a direct influence on the quantity of natural gas sales to the Company’s customers and management believes each factor has the potential to significantly impact earnings. A majority of natural gas sales are for space heating during the winter season. Consequently, during warmer than normal (normal means average heating degree-days for a specified period) winters, customers may significantly reduce their consumption of natural gas. Furthermore, significant increases in natural gas commodity prices can affect customer usage by encouraging conservation or use of alternative fuels.

Because the SCC authorizes billing rates for the utility operations of Roanoke Gas based on normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. The Company has been able to mitigate a portion of the risk associated with warmer than normal winter weather by the inclusion of a weather normalization adjustment (“WNA”) factor as part of its rate structure, which allows the Company to recover revenues equivalent to the margin that would be realized at approximately 6% warmer than the 30-year normal. For the current WNA period ending March 31, 2009, the Company did not record a WNA adjustment as the number of heating degree-days (an industry measure by which the average daily temperature falls below 65 degrees Fahrenheit) fell within the 6% weather band

RGC RESOURCES, INC. AND SUBSIDIARIES

during the measurement period running from April through March. The Company recorded approximately $40,000 and $355,000 in additional revenues for the three-month and six-month periods ended March 31, 2008 to reflect the impact of the WNA.

The current economic environment has had a negative impact on the local economy as construction activity has significantly slowed and industrial activity has declined. Natural gas consumption by the Company’s industrial and transportation customers has declined by more than 18% from the same quarter last year. Most of the decline appears to be related to reduced production activities by these customers and should improve when the economy recovers. One industrial customer announced plans to close its operations which will result in the loss of approximately 65,000 decatherms, or $80,000 in margin, annually. Furthermore, with the current difficulties in the economy and the growing job losses, the Company may begin to experience a greater level of customer payment delays and rising bad debt expense. Bad debt expense has increased for the three-month and six-month periods ended March 31, 2009. Much of the increase is related to a greater level of billed volumes, while a portion of the higher expense is due to increases in past due balances. Currently, the higher level of past-due balances is not considered significant; however, management continues to closely monitor accounts receivable activity and intends to take action to mitigate the impact to the Company and its customers if the level of customer delinquencies continues to increase.

Volatility in natural gas prices also presents issues for the Company. The commodity price of natural gas has declined from its peak of more than $13.00 per decatherm last summer to under $4.00 a decatherm in March. Currently, futures prices for natural gas on the NYMEX (New York Mercantile Exchange) range between $3.75 and $6.00 per decatherm over the next 12 months. If natural gas prices remain at these levels, both the Company and its customers should benefit by having relative stability in pricing. A strong economic recovery that spurs demand for natural gas, causes supply availability problems and/or other issues could escalate natural gas prices and negatively affect the Company by making natural gas a less attractive energy source.

The Company has an approved rate structure in place that mitigates the impact of financing costs of its natural gas inventory in relation to price volatility. Under this rate structure, Roanoke Gas accrues revenue to cover the financing costs or “carrying costs” related to the level of investment in natural gas inventory. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing inventory costs and lower inventory balances, the Company recognizes less carrying cost revenue as the financing costs would be less. The Company recognized approximately $581,000 and $1,445,000 in carrying cost revenues for the three-month and six-month periods ended March 31, 2009, compared to approximately $463,000 and $1,091,000 for the same periods last year. The increase in carrying cost revenues was primarily attributable to the higher per decatherm price of gas in storage due to steep increases in the commodity price of natural gas during last summer’s storage injections when gas prices peaked at more than $13.00 a decatherm. If natural gas prices remain at the lower levels as indicated by the NYMEX futures prices discussed above, the per decatherm value of natural gas will decline as storage balances begin to refill. Although the lower prices will enhance appeal of natural gas as an energy choice, reduced natural gas inventory values will lead to a significant decline in the amount of carrying cost revenues included in natural gas margins over the balance of the current fiscal year and into next year.

RGC RESOURCES, INC. AND SUBSIDIARIES

Results of Operations

Consolidated net income (loss) from continuing and discontinued operations is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net Income
Continuing Operations	$2,643,693	$2,418,609	$4,592,852	$3,984,617
Discontinued Operations	—	—	—	(36,690)

Net Income	$2,643,693	$2,418,609	$4,592,852	$3,947,927

Continuing Operations

Three Months Ended March 31, 2009:

The table below reflects operating revenues, volume activity and heating degree-days.

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage
	2009	2008
Operating Revenues
Gas Utilities	$34,003,752	$39,349,932	$(5,346,180)	-14%
Other	282,750	214,446	68,304	32%

Total Operating Revenues	$34,286,502	$39,564,378	$(5,277,876)	-13%

Delivered Volumes
Regulated Natural Gas (DTH)
Tariff Sales	3,160,666	3,086,442	74,224	2%
Transportation	636,516	765,372	(128,856)	-17%

Total Delivered Volumes	3,797,182	3,851,814	(54,632)	-1%

Heating Degree Days (Unofficial)	2,052	1,995	57	3%

RGC RESOURCES, INC. AND SUBSIDIARIES

Total operating revenues for the three months ended March 31, 2009 compared to the same period last year decreased due to significantly lower natural gas prices. Most of the reduction is attributable to the reduction of revenue through the Company’s purchased gas cost adjustment (“PGA”). The SCC allows the Company to recover prudently incurred gas costs through the gas cost component of its billing rate. Any amount billed to customers in excess of actual gas costs is deferred as an over-collection of gas costs to be refunded to customers, while any excess cost of natural gas not recovered by the gas cost component of its billing rate is accrued as an under-collection of gas costs to be collected from customers. As natural gas prices declined at a faster rate than the Company’s gas cost factor in its billing rate, the Company reduced revenue by the amount of the over-collection and increased its liability to customers on the balance sheet.

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage
Gross Margin	2009	2008
Gas Utilities	$9,182,375	$8,522,286	$660,089	8%
Other	149,944	130,530	19,414	15%

Total Gross Margin	$9,332,319	$8,652,816	$679,503	8%

Regulated natural gas margins from utility operations increased over the same period last year due to the implementation of a non-gas base rate increase and higher inventory carrying cost revenues more than offsetting reductions in delivered natural gas volumes. Tariff sales (consisting primarily of residential and commercial volumes) increased slightly on approximately the same number of heating degree days, while transportation volumes, which generally correspond to production activities of certain larger industrial customers, declined significantly due to the current unfavorable economic environment. The Company placed increased non-gas base rates into effect in November. These rates were placed into effect subject to refund pending a final order from the SCC. As a result of the higher rates, the Company realized approximately $166,000 in additional margin from customer base charges, which is a flat monthly fee billed to each natural gas customer. The total volumetric margin increased by approximately $423,000 primarily due to the effect of the rate increase. Carrying cost revenues, as explained above, increased by approximately $118,000 due to a higher average investment in natural gas storage during the period.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of the gas utility margin increase are summarized below:

Net Margin Increase
Customer Base Charge including rate increase	$165,891
WNA	(40,238)
Carrying Cost	117,988
Volumetric including rate increase and volume	422,680
Other	(6,232)

Total	$660,089

Other margins increased by $19,414 over last year primarily due to an increase in contract services as part of the unregulated operations.

Operations expenses increased by $270,215, or 11%, compared to the same period last year, resulting from higher bad debt expense, employee benefit costs and contractor and operations labor and a reduction in capitalized overheads. Bad debt expense increased by $32,000 due to higher gross billings and increases in past due balances. Contractor and company labor increased approximately $83,000 due to reduced capital activity and normal salary adjustments. Total employee benefit costs increased by approximately $65,000 over the same period last year due to increases in pension and post-retirement medical costs and higher health insurance premiums. Reductions in capital expenditures for extending natural gas due to declines in residential and commercial development resulted in a $45,000 reduction in the level of capitalized overheads. The remaining difference is attributable to minor increases in other operating expense categories. Maintenance expenses increased by $60,082, or 18%, primarily due to the timing of repairs of pipeline leaks in the Company’s distribution system determined through annual leak surveys.

General taxes increased by $10,862, or 3%, related to higher property taxes associated with increased investment in utility plant and higher payroll taxes. Depreciation expense increased $48,256, or 4%, on a corresponding increase in utility plant associated with replacing cast iron and bare steel pipe and extending service to new customers Other income, net, increased by $5,146 due to lower level of miscellaneous deductions.

Interest expense declined by $55,119, or 11%, even though total average debt outstanding during the period increased by more than $750,000. The reduction in interest is due to a combination of significantly lower interest rates on the Company’s line-of-credit and the retirement of the $5,000,000 first mortgage note, which was replaced by a lower interest rate note. The interest rate on the Company’s line-of-credit arrangement is based on LIBOR and the effective average rate for the quarter was 0.9% compared to 4.4% for the same period last year.

Income tax expense increased by $125,269, or 9%, which corresponds to the increase in pre-tax income from continuing operations for the quarter. The effective tax rate was 38% for both periods.

RGC RESOURCES, INC. AND SUBSIDIARIES

Six Months Ended March 31, 2009:

The table below reflects operating revenues, volume activity and heating degree-days.

	Six Months Ended March 31,		Increase/ (Decrease)	Percentage
	2009	2008
Operating Revenues
Gas Utilities	$62,195,675	$64,904,575	$(2,708,900)	-4%
Other	550,022	400,711	149,311	37%

Total Operating Revenues	$62,745,697	$65,305,286	$(2,559,589)	-4%

Delivered Volumes
Regulated Natural Gas (DTH)
Tariff Sales	5,458,174	5,087,458	370,716	7%
Transportation	1,339,174	1,472,575	(133,401)	-9%

Total Delivered Volumes	6,797,348	6,560,033	237,315	4%

Heating Degree Days (Unofficial)	3,560	3,286	274	8%

Total operating revenues from continuing operations for the six months ended March 31, 2009 compared to the same period last year decreased due to reductions in the price of natural gas more than offsetting a greater level of natural gas sales volumes and the implementation of a non-gas cost rate increase. The average commodity price of gas delivered declined by more than 14% from last year. Total tariff natural gas sales volumes increased by 7% on an 8% rise in the number of heating degree-days. Transportation volumes declined by 9% due to the current economic climate. Other revenues increased by 37% related primarily to contract services.

	Six Months Ended March 31,		Increase/ (Decrease)	Percentage
Gross Margin	2009	2008
Gas Utilities	$17,130,958	$15,780,200	$1,350,758	9%
Other	297,398	241,445	55,953	23%

Total Gross Margin	$17,428,356	$16,021,645	$1,406,711	9%

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulated natural gas margins increased due to a combination of 4% higher delivered volumes, the implementation of a non-gas cost rate increase and higher carrying cost revenues more than offsetting the absence of WNA revenues. More than half of the increased margin was attributable to the non-gas cost rate increase which is expected to provide nearly $1.2 million in additional annual revenues and margin. The 7% increase in the higher margin tariff sales more than offset the absence of the WNA revenue. For the WNA period ended March 31, 2009, the weather was approximately 5% warmer than the 30 year average, while the same period last year reflected a 12% warmer than normal temperatures. The prior year WNA revenues reduced the effect of the 12% warmer than normal temperatures to approximately 6% level. Carrying cost revenues increased by approximately $354,000 due to a higher average investment in natural gas storage during the period. The components of the regulated margin increase are summarized below:

Net Margin Increase
Customer Base Charge including rate increase	$283,031
WNA	(355,347)
Carrying Cost	353,980
Volumetric including rate increase and volume	1,088,983
Other	(19,889)

Total	$1,350,758

Operations expenses increased by $277,099, or 5%, for the six-month period ended March 31, 2009 compared to the same period last year due to higher bad debt expense, employee benefit costs and contractor and operations labor and a reduction in capitalized overheads partially offset by reductions in professional services. Bad debt expense increased by $65,000 due to higher gross billings and increases in past due balances, while a lower level of capital activity and the timing of annual leak survey work performed on the Company’s natural gas distribution system resulted in increases to operations labor and contractor expense and reduced the amount of allocated overheads from operations to capital accounting by approximately $238,000. Total employee benefit costs increased by approximately $60,000 over the same period last year due to increases in pension and post-retirement medical costs and higher health insurance premiums. Professional services declined by $84,000 attributable to a modest reduction in accounting and legal fees combined with a reduction in costs related to the transfer of benefit plan and actuarial services to a lower cost provider in the second quarter of last year. Maintenance expenses increased $110,855, or 16%, due to timing of pipeline leak repairs of the Company’s distribution system determined through annual leak surveys.

General taxes increased $27,335, or 5%, for the six-month period ended March 31, 2009 compared to the same period last year. Most of the increase was attributable to higher property taxes related to higher level utility plant combined with an increase in payroll taxes. Depreciation expense increased $103,275, or 5%, due to the growth in utility plant associated

RGC RESOURCES, INC. AND SUBSIDIARIES

with extending service to new customers and replacing cast iron and bare steel pipe. Other income, net, decreased $5,377 due to reduced investment earnings on the Company’s short-term investments.

Interest expense decreased by $88,281, or 8%, due to significantly lower interest rates on the Company’s line-of-credit and the refinancing of the Company’s $5,000,000 first mortgage note, which matured on July 1, 2008.

Income tax expense increased $362,816, or 15%, which corresponds to the rise in pre-tax income from continuing operations. The effective tax rate was 38.0% compared to 38.1% for the same period last year.

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

The Company bills its regulated natural gas customers on a monthly cycle. The billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for natural gas delivered to customers not yet billed during the accounting period. Determination of unbilled revenue relies on the use of estimates, weather during the period, and current and historical data. The financial statements included unbilled revenue of $2,956,504 and $5,289,010 as of March 31, 2009 and 2008, respectively.

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

Since June 30, 2008, the measurement date used for determining several of the actuarial assumptions as well as determining the market value of the plan assets of both the pension plan and post-retirement medical plan, the economic crisis and the downturn in the stock market have significantly reduced the value of the pension plan assets. If the plan assets do not recover from the losses incurred in 2008, pension expense accruals for future periods are expected to increase sharply. Furthermore, the funded status of the plan has significantly deteriorated, which will result in increasing the Company’s funding requirements in the future. The Company currently has increased its expected funding of the pension plan for the current fiscal year to $700,000 and expects funding to remain at this level or higher for the next few years. The Company expects to contribute approximately $600,000 to the post-retirement medical plan.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

Energy Costs

Energy costs represent the single largest expense of the Company. To help mitigate the impact of potential price volatility, the Company uses various hedging mechanisms, including summer storage injections and financial instruments. Prudently incurred natural gas costs are fully recoverable under the present regulatory PGA mechanism, and increases and decreases in the cost of gas are passed through to the Company’s customers. Since July of last year, the commodity price of natural gas has declined significantly with the current NYMEX price falling below $4.00 a decatherm. The price of natural gas declined at a faster rate than the Company’s PGA factor, which adjusts the billing rate to customers for the cost of natural gas. As a result, the Company moved from an under-collected position at September 30, 2008 to an over-collected position at March 31, 2009. The over-collection will be refunded to customers as part of the PGA factor adjustment based on the September balance.

Although natural gas prices are at their lowest level in recent years, economic recovery, an increased emphasis on reduced carbon emissions and reduced production and exploration activities for natural gas due to the low prices could all place upward pressure on prices in the future. Even though energy costs are recoverable through the PGA mechanism, high energy prices may have a negative impact on earnings through increases in bad debt expense and higher interest costs because the delay in recovering higher gas costs requires borrowing to temporarily fund receivables from customers as well as decreased demand resulting from customer conservation or use of alternative fuels. The Company’s rate structure provides a level of protection against the impact that rising energy prices may have on bad debts and carrying costs of gas in storage by allowing for more timely recovery of these costs. However, the rate structure will not protect the Company from increased rate of bad debts or increases in interest rates or decreased demand.

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory Affairs

On November 1, 2008, Roanoke Gas Company placed into effect new base rates that provide for approximately $1,198,000 in additional annual revenues. On March 5, 2009, the Company reached a stipulated agreement with the SCC staff for a non-gas rate award for the total amount requested. Also agreed to in the stipulation was a modification to the WNA mechanism, which would reduce the current weather band from approximately 6% of the 30 year average to a weather band of 3% of the 30 year average. The implementation of this new weather band would further reduce the downside exposure that the Company has to warmer than normal weather. In addition, the new weather band would also limit the upside benefit from colder than normal weather to a 3% level. This stipulated agreement is subject to approval by the SCC Commissioners. A final order is not expected until late spring or early summer.

Capital Resources and Liquidity

Due to the capital intensive nature of the utility business, as well as the related weather sensitivity, the Company’s primary capital needs are the funding of its continuing construction program, the seasonal funding of its natural gas inventories, accounts receivable and payment of dividends. To meet these needs, the Company relies on its operating cash flows, line-of-credit agreement, and capital raised through the Company’s Dividend Reinvestment and Stock Purchase Plan (“DRIP”).

Cash and cash equivalents increased by $9,633,941 for the six month period ended March 31, 2009 compared to a $7,307,409 increase for the same period last year. The following table summarizes the categories of sources and uses of cash:

	Six Months Ended March 31,
Cash Flow Summary Six Months Ended:	2009	2008
Continuing operations:
Provided by operating activities	$21,735,060	$12,277,674
Provided by (used in) investing activities	(2,182,840)	647,119
Used in financing activities	(9,918,279)	(5,729,057)
Cash provided by discontinued operations	—	111,673

Total increase in cash and cash equivalents	$9,633,941	$7,307,409

The seasonal nature of the natural gas business causes operating cash flows to fluctuate significantly during the year as well as from year to year. Factors including weather, energy prices, natural gas storage levels and customer collections all contribute to working capital levels and the related cash flows. Generally, operating cash flows are positive during the second and third quarters as a combination of earnings, declining storage gas levels and collections on

RGC RESOURCES, INC. AND SUBSIDIARIES

customer accounts all contribute to higher cash levels. During the first and fourth quarters, operating cash flows generally decrease due to the increases in natural gas storage levels, rising customer receivable balances and construction activity. For the six months ended March 31, 2009, cash provided by continuing operations increased by approximately $9,457,000, from $12,278,000 for the six months ended March 31, 2008 to $21,735,000 for the current period. Improvement in net income and significant increase in over-collection of gas costs due to the declining commodity price of natural gas accounted for most of the increase in cash provided by operations.

Investing activities are generally composed of expenditures under the Company’s construction program, which involves a combination of replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of its natural gas system to meet the demands of customer growth. Cash flows from investing activities declined by approximately $2,830,000 due to the $3,941,000 in net proceeds received from the sale of the Bluefield Operations in 2007 partially offset by reduced capital expenditures and proceeds from the sale of a short-term investment. Total capital expenditures from continuing operations were $2,719,571 and $3,293,881 for the six-month periods ended March 31, 2009 and 2008, respectively, which reflected reduced expenditures for extending service to new customers due to declines in the residential and commercial construction. Roanoke Gas’ total capital budget for the current year is more than $6,100,000 and is below the prior year’s level of $6,539,369 due to the expected continued declines in new business development; however, the Company plans to continue its focus on its pipeline renewal program. Operating cash flow provided by depreciation is expected to provide 75% of the support for the Company’s current capital budget. The Company also relies on its line-of-credit agreement, other operating cash flows, DRIP activity and long-term debt financing to provide the balance of the underlying funding for its capital expenditures.

Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flow used in financing activities increased by $4,189,000 as the $13,960,000 net reduction in the Company’s line-of-credit balance for the six-month period ended March 31, 2009 was much greater than the $4,808,000 net pay off for the same period last year. The Company entered into a $5,000,000 variable rate note in October 2008 and used the proceeds to refinance a portion of the line-of-credit balance that provided temporary funding for the retirement of a first mortgage note that matured in July. Proceeds from the issuance of common stock decreased as the Company authorized its transfer agent to acquire a portion of the share requirements of the DRIP on the open market rather than issue new shares.

On March 23, 2009, the Company renewed its line-of-credit agreement for Roanoke Gas Company. Although the Company was able to renew the line-of-credit, the current issues with the credit markets resulted in the renewal being on terms less favorable than the expiring agreement. The new agreement increased the variable interest rate to 30-day LIBOR plus 100 basis points and imposed an availability fee of 15 basis points applied to the difference between the face amount of the note and the average outstanding balance during the period. In response to the implementation of an availability fee, the Company and Wachovia Bank agreed to expand the multi-tiered borrowing limits to adjust the available limits on a monthly basis to

RGC RESOURCES, INC. AND SUBSIDIARIES

accommodate the Company’s seasonal borrowing demands and minimize the overall borrowing costs. Under the new agreement, the Company’s total available limits during its term range from $1,000,000 to $18,000,000. The line-of-credit agreement will expire March 31, 2010, unless extended. The Company anticipates being able to extend or replace the line-of-credit upon expiration; however, there is no guarantee that the line-of-credit will be extended or replaced under the same terms currently in place.

At March 31, 2009, the Company’s consolidated long-term capitalization was 62% equity and 38% debt.

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

As of March 31, 2009, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

There were not any changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

Not required.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the “Restricted Stock Plan”), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions (“restricted stock”). A participant can, subject to approval of Directors of the Company (the “Board”), elect to receive up to 100% of his or her retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company’s common stock on the NASDAQ-NMS on the first day of the month. The shares of restricted stock are issued in reliance on Section 3(a)(11) and Section 4(2) exemptions under the Securities Act of 1933 and will vest only in the case of the participant’s death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant’s voluntary resignation during his term on the Board or (ii) removal for cause. During the quarter ended March 31, 2009, the Company issued a total of 885 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

Investment Date	Price	Number of Shares
1/2/2009	$25.510	294
2/2/2009	$26.180	293
3/2/2009	$25.750	298

On February 2 and March 2, 2009, the Company issued a total of 848 shares of its common stock to certain employees and management personnel as rewards for performance and service. The 848 shares were not issued in a transaction constituting a “sale” within the meaning of section 2(a)(3) of the Act.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 26, 2009, the Company held its Annual Meeting of Shareholders to elect three directors, to ratify the selection of independent auditors and to vote on a shareholder proposal.

Shareholders elected all nominees for Class C directors as listed below to serve a three- year term expiring at the Annual Meeting of Shareholders to be held in 2012.

Director	Shares For	Shares Withheld	Shares Not Voted
Frank T. Ellett	1,799,971	17,032	396,558
Maryellen F. Goodlatte	1,785,671	31,332	396,558
George W. Logan	1,801,139	15,864	396,558

Abney S. Boxley, III, S. Frank Smith and John B. Williamson, III continue to serve as Class A directors until the Annual Meeting of Shareholders to be held in 2010. Nancy H. Agee, J. Allen Layman and Raymond D. Smoot, Jr. continue to serve as Class B directors until the Annual Meeting of Shareholders to be held in 2011.

Shareholders approved the selection by the Audit Committee of the Board of Directors of the firm Brown Edwards & Company, LLP as independent auditors for the fiscal year ending September 30, 2009, by the following vote.

Shares For	Shares Against	Shares Abstaining	Shares Not Voted
1,801,306	8,735	6,960	396,560

Shareholders rejected a shareholder proposal to require that all Directors stand for election annually by the following vote.

Shares For	Shares Against	Shares Abstaining	Broker Non Vote
325,260	830,405	33,738	627,600

ITEM 5 – OTHER INFORMATION

None

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

RGC Resources, Inc.

Date: May 14, 2009	By:	/s/ Howard T. Lyon
Howard T. Lyon
Vice-President, Treasurer and CFO
(principal financial and principal accounting officer)