Form 10-K
period 2009-09-30
RGC RESOURCES INC
filed 2009-12-16
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

Commission file number 000-26591

RGC RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1909697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

519 Kimball Avenue, N.E., Roanoke, VA	24016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (540) 777-4427

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $5 Par Value	Nasdaq National Market

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: March 31, 2009.

$55,577,650

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 30, 2009
COMMON STOCK, $5 PAR VALUE	2,243,396 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the RGC Resources, Inc. 2009 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof.

Portions of the RGC Resources, Inc. Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

Forward Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, RGC Resources, Inc. (“Resources” or the “Company”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the following: (i) failure to earn on a consistent basis an adequate return on invested capital; (ii) ability to retain and attract professional and technical employees; (iii) the potential loss of large-volume industrial customers to alternate fuels, facility closings or production changes; (iv) volatility in the price and availability of natural gas; (v) uncertainty in the demand for natural gas in the Company’s service area; (vi) general economic conditions both locally and nationally; (vii) increases in interest rates; (viii) increased customer delinquencies and conservation efforts resulting from high fuel costs, difficult economic conditions and/or colder weather; (ix) variations in winter heating degree-days from the 30-year average on which the Company’s billing rates are set; (x) impact of potential climate change legislation regarding limitations on carbon dioxide emissions; (xi) impact of potential increased regulatory oversight and compliance requirements due to financial, environmental, safety and system integrity laws and regulations; (xii) failure to obtain timely rate relief from regulatory authorities for increasing operating or gas costs; (xiii) capital market conditions and the availability of debt and equity financing to support capital expenditures; (xiv) impact of terrorism; (xv) volatility in actuarially determined benefit costs and plan asset performance; (xvi) effect of natural disasters on production and distribution facilities and the related effect on supply availability and price; and (xvii) changes in accounting regulations and practices, which could change the accounting treatment for certain transactions. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,”, “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.

Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.

PART I

Item 1.	Business.

General and Historical Development

Resources was incorporated in the state of Virginia on July 31, 1998, for the primary purpose of becoming the holding company for Roanoke Gas Company (“Roanoke Gas”) and its subsidiaries. Effective July 1, 1999, Roanoke Gas and its subsidiaries were reorganized into the holding company structure. Resources is currently comprised of the following subsidiaries: Roanoke Gas, Diversified Energy Company and RGC Ventures of Virginia, Inc.

Roanoke Gas was organized as a public service corporation under the laws of the Commonwealth of Virginia in 1912. The principal service of Roanoke Gas is the distribution and sale of natural gas to residential, commercial and industrial customers within its service areas in Roanoke, Virginia and the surrounding areas. Roanoke Gas also provides certain non-regulated services which accounts for most of the non-gas utility revenue of Resources. Roanoke Gas’ regulated operations provided more than 98% of the total revenues of Resources’ for the year ended September 30, 2009.

Effective as of October 31, 2007, Resources closed on the sale of the stock of Bluefield Gas Company to ANGD, LLC, and Roanoke Gas completed the sale of its natural gas distribution assets located in the Town of Bluefield and the County of Tazewell, Virginia to Appalachian Natural Gas Company, a subsidiary of ANGD, LLC.

In January 1979, the Company formed Diversified Energy Company, which contained the propane operations and energy marketing operations. The propane operations were sold in July 2004 and the energy marketing operations were sold in August 2006. Diversified currently has no active operations.

On October 11, 2000, the information technology department of Resources formed Application Resources, Inc. under RGC Ventures of Virginia, Inc. to provide information technology consulting services. Application Resources provides less than 1% of the other revenues of Resources.

Services

Roanoke Gas maintains an integrated natural gas distribution system. Natural gas is purchased from suppliers and distributed to residential, commercial and large industrial users through underground mains and service lines. For fiscal 2009, 91.0% of the Company’s 56,119 natural gas customers were residential users accounting for 42% of total sales volumes and 58% of gross revenue, 8.9% were commercial users accounting for 30% of total sales volumes and 36% of gross revenues, and 0.1% were large industrial and transportation customers accounting for 28% of total sales volumes and only 4% of gross revenues. Transportation customers are those natural gas users that purchase their natural gas requirements directly from a supplier other than the Company and utilize Roanoke Gas’ natural gas distribution system for delivery to their operations.

Roanoke Gas’ natural gas distribution business accounted for approximately 98% and 99% of Resources total revenues from continuing operations for fiscal years 2009 and 2008, respectively. The Company’s revenues are affected by changes in gas costs as well as by changes in consumption volume due to weather and economic conditions and changes in the non gas portion of customer billing rates. Increases or decreases in the cost of natural gas are passed on to customers through the purchased gas adjustment mechanism. Significant increases in gas costs may cause customers to conserve, or in the case of industrial customers, to use alternative energy sources.

The Company’s retail sales are seasonal and temperature-sensitive as the majority of the gas sold by Resources is used for heating. The industry standard for the unit of measure for natural gas is a decatherm (“DTH”), which is the heat equivalent of one million BTU where one BTU is equal to the amount of heat required to raise the temperature of one pound of liquid water by one degree Fahrenheit. For the fiscal year ended September 30, 2009, approximately 67% of the Company’s total DTH of natural gas sales were made in the five-month period of November through March. Total natural gas deliveries from continuing operations were 9.3 million DTH in fiscal years 2009 and 2008. Total delivered natural gas volumes were nearly unchanged from last year; however, the more weather sensitive residential and commercial deliveries increased by 6% due to colder weather, while the less weather sensitive transportation and industrial volumes declined by 12% primarily related to the depressed economic environment. The Company’s actual heating degree days in fiscal 2009 were approximately 96% percent of the 30-year normal, as compared with approximately 88% of the 30-year normal in fiscal year 2008.

Suppliers

Roanoke Gas is served by multiple interstate and intrastate pipelines including Columbia Gas Transmission Corporation and Columbia Gulf Transmission Corporation (together “Columbia”), and East Tennessee Natural Gas Company, Tennessee Gas Pipeline, Midwestern Gas Transmission and Saltville Gas Storage Company, LLC. Columbia historically has delivered approximately 54% of the Company’s gas supply, while the other pipelines deliver the balance of the Company’s requirements. The rates paid for natural gas transportation and storage services purchased from the interstate pipeline companies are established by tariffs approved by FERC (the Federal Energy Regulatory Commission). These tariffs contain flexible pricing provisions, which, in some instances, authorize these transporters to reduce rates and charges to meet price competition. The current pipeline contracts expire at various times from 2012 to 2019. The Company anticipates being able to renew these contracts.

The Company manages its pipeline contracts and liquefied natural gas storage facility (“LNG”) in order to provide for sufficient capacity to meet the natural gas demands of its customers. The maximum daily winter capacity for delivery into Roanoke Gas’ distribution system under the interstate and intrastate pipelines is 78,606 DTH per day. The LNG facility, which is capable of storing up to 220,000 DTH of natural gas in a liquid state for use during peak demand, has the capability of providing an additional 33,000 DTH per day. Combined, the pipelines and LNG facility can provide more than 111,000 DTH on a single winter day. In fiscal 2009, the Company realized a maximum one day customer demand of 78,021 DTH.

The Company currently uses multi-year contracts to meet its natural gas supply needs. The Company currently contracts with ConocoPhillips to be the asset manager and primary supplier for Roanoke Gas. The natural gas purchased under the asset manager agreement is priced at indexed-based market prices based on prices as reported in major industry pricing publications. The Company expects its firm supply agreements will be sufficient to meet customer demands for natural gas during the term of the agreement.

The Company uses summer storage programs to supplement gas supply requirements during the winter months. During the summer months, the Company injects gas into its LNG facility. In addition, the Company has contracted for storage reserves from Columbia, Tennessee Gas Pipeline and Saltville Gas Storage Company, LLC for a combined total of more than 2.6 million DTH of storage capacity. The balance of the Company’s annual natural gas requirements are met primarily through market purchases through its asset manager who also manages its pipeline transportation and storage rights and gas supply inventories and deliveries.

Competition

Regulated natural gas utilities operate in a monopolistic environment. Roanoke Gas currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in its Virginia service areas. These franchises generally extend for multi-year periods and are renewable by the municipalities, including exclusive franchises in the cities of Roanoke and Salem and the Town of Vinton, Virginia, which expire December 31, 2015.

Management anticipates that the Company will be able to renew all of its franchises when they expire. There can be no assurance, however, that a given jurisdiction will not refuse to renew a franchise or will not, in connection with the renewal of a franchise, impose certain restrictions or conditions that could adversely affect the Company’s business operations or financial condition. Certificates of public convenience and necessity, issued by the Virginia State Corporation Commission (“SCC”), are of perpetual duration, subject to compliance with regulatory standards.

Although Roanoke Gas has exclusive rights for the distribution of natural gas in its service area, the Company competes with suppliers of other energy sources such as fuel oil, electricity, propane and coal. Competition can be intense among the other energy sources and can be based primarily on price. This is particularly true for industrial applications that may switch to other fuels, unless environmental regulation restrictions limit the usage of other fuels. The relationship between supply and demand has the greatest impact on the price of natural gas. Greater demand for natural gas for electric generation and other uses combined with limited domestic supplies can provide upward pressure on the price of natural gas. The Company continues to see a demand for its product and extends service to the new residential construction markets located along or near gas distribution mains in its service area. However, due to the current economic environment, new construction has declined significantly and the rate of customer growth has declined from recent levels.

Regulation

Roanoke Gas is subject to regulation at both the state and local levels. At the state level, regulation is performed by the SCC and includes the approval of rates and charges at which natural gas is sold to customers, the approval of agreements between or among affiliated companies involving the provision of goods and services, pipeline safety, and certain corporate activities of the Company, including mergers and acquisitions. The SCC also grants certificates of public convenience and necessity to distribute natural gas in Virginia.

At the local level, Roanoke Gas is further regulated by the municipalities and localities that grant franchises for the placement of gas distribution pipelines and the operation of a gas distribution network within the streets and alleys of the municipalities.

Employees

At September 30, 2009, Resources had 123 full-time employees and 129 total employees. As of that date, 42 employees, or 34% of the Company’s full-time employees, belonged to the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial International Union, Local No. 2-515 and were represented under a collective bargaining agreement. The union has been in place at the Company since 1952. The Roanoke Gas collective bargaining agreement will expire on July 31, 2010. Negotiations on a new collective bargaining agreement will begin in early 2010. Management maintains an amicable relationship with the union.

Item 1A.	Risk Factors.

Not required.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Included in “Utility Plant” on the Company’s consolidated balance sheet are storage plant, transmission plant, distribution plant and general plant of Roanoke Gas as categorized by natural gas utilities. The Company has approximately 1,034 miles of transmission and distribution pipeline, and transmission and distribution plant represent almost 86% of the total investment in plant.

Roanoke Gas owns and operates eight metering stations through which it measures and regulates the gas being delivered by its suppliers. These stations are located at various points throughout the Company’s distribution system.

Roanoke Gas also owns a liquefied natural gas storage facility located in Botetourt County that has the capacity to store up to 220,000 DTH of natural gas.

The Company’s executive, accounting and business offices and the maintenance and service departments are located in Roanoke, Virginia along Kimball Avenue.

The Company considers its present properties adequate.

Item 3.	Legal Proceedings.

The Company is not a party to any material proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended September 30, 2009.

Item	Executive Officers of the Registrant.

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 25, 2010.

The names, ages and positions of all of the executive officers of RGC Resources, Inc. as of September 30, 2009, are listed below with their business experience for the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Previous and present position and experience:

Name and Age	Period Position Held	Position and Experience
John B. Williamson, III, 55	January 2002 to present	President, CEO & Chairman
	July 1999 to January 2002	President & CEO
	February 1998 to July 1999	President & CEO – Roanoke Gas
	January 1993 to January 1998	Vice President - Rates and Finance - Roanoke Gas

John S. D’Orazio, 49	January 2003 to present April 2002 to January 2003	Vice President & COO – Roanoke Gas Vice President – Marketing and
Customer Service – Roanoke Gas
	August 1999 to March 2002	President & COO – Diversified Energy Company
	February 1998 to July 1999	Vice President - Marketing & New Construction – Roanoke Gas
	June 1995 to January 1998	Director – Marketing & New Construction – Roanoke Gas

Dale P. Moore, 54	January 2002 to present	Vice President & Secretary
	January 2001 to January 2002	Vice President & Assistant Secretary
	July 1999 to January 2001	Assistant Vice President & Assistant Secretary
	May 1998 to July 1999	Director – Rates and Regulatory Affairs – Roanoke Gas

Howard T. Lyon, 48	June 2008 to present January 2003 to June 2008 January 2002 to January 2003	Vice President, Treasurer & CFO Vice President, Treasurer & Controller Controller & Treasurer
	July 1999 to January 2002	Controller & Assistant Treasurer
	December 1987 to July 1999	Controller – Roanoke Gas

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth under the caption “Market Price and Dividend Information” in the 2009 Annual Report to Shareholders is incorporated herein by reference. As of November 30, 2009, there were 1,408 holders of record of the Company’s common stock. This number does not include all beneficial owners of common stock who hold their shares in “street name.”

Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the “Restricted Stock Plan”), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions (“restricted stock”). A participant can, subject to approval of Directors of the Company (the “Board”), elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company’s common stock on the NASDAQ National Market on the first day of the month. The shares of restricted stock are issued in reliance on Section 3(a)(11) and Section 4(2) exemptions under the Securities Act of 1933 and will vest only in the case of the participant’s death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant’s voluntary resignation during his term on the Board or (ii) removal for cause. During the quarter ended September 30, 2009, the Company issued a total of 858 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

Investment Date	Price	Number of Shares
7/1/2009	$26.000	295
8/3/2009	$27.590	278
9/1/2009	$26.940	285

A summary of the Company’s equity compensation plans follows as of September 30, 2009:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	22,000	18.955	35,581
Equity compensation plans not approved by security holders	—	—	—

Total	22,000		35,581

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis” in the 2009 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of the registrant included in the 2009 Annual Report to Shareholders are incorporated herein by reference:

1.	Consolidated Balance Sheets as of September 30, 2009 and 2008

2.	Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2009 and 2008

3.	Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2009 and 2008

4.	Consolidated Statements of Cash Flows for the Years ended September 30, 2009 and 2008

5.	Notes to Consolidated Financial Statements for the Years ended September 30, 2009 and 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

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

As of September 30, 2009, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act.) Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and include those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of September 30, 2009, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of September 30, 2009, the Company’s internal control over financial reporting was effective.

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

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” at the end of Part I of this report. For information with respect to the Company’s directors and nominees and the Company’s Audit Committee and Audit Committee financial expert, see Proposal 1 “Election of Directors of Resources” and “Report of the Audit Committee of the Board of Directors”, respectively, in the Proxy Statement for the 2010 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2010 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

The Company has adopted a Code of Ethics applicable to all of its officers, directors and employees. The Company has posted the text of its Code of Ethics on its website at www.rgcresources.com. The Board of Directors has adopted charters for the Audit, Compensation, and Corporate Governance and Nominating Committees of the Board of Directors. These documents may be found on its website at www.rgcresources.com.

Item 11.	Executive Compensation.

The information set forth under the caption “Report of the Compensation Committee of the Board of Directors” in the Proxy Statement for the 2010 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information pertaining to securities authorized for issuance under equity compensation plans, see Part II, Item 5 above.

The information pertaining to shareholders beneficially owning more than five percent of the registrant’s common stock and the security ownership of management, which is set forth under the captions “Annual Meeting of Shareholders to Be Held January 25, 2010” and “Security Ownership of Management” in the Proxy Statement for the 2010 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

No transactions occurred, either individually or in the aggregate, with related parties in excess of $120,000.

The information pertaining to director independence is set forth in Proposal 1 “Election of Directors of Resources” in the Proxy Statement for the 2010 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement for the 2010 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this report:

1.	Financial statements filed as part of this report:

All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

2.	Financial statement schedules filed as part of this report:

All information is inapplicable or presented in the consolidated financial statements or related notes thereto.

3.	Exhibits to this Form 10-K filed as part of this report:

13	2009 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21	Subsidiaries of the Company

23	Consent of Brown, Edwards & Company, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RGC RESOURCES, INC.

By:	/s/ HOWARD T. LYON	December 16, 2009
	Howard T. Lyon Vice President, Treasurer and CFO (principal accounting and financial officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN B. WILLIAMSON, III John B. Williamson, III	December 16, 2009 Date	Chairman of the Board, President and Chief Executive Officer

/s/ HOWARD T. LYON Howard T. Lyon	December 16, 2009 Date	Vice President, Treasurer and CFO (principal accounting and financial officer)

/s/ NANCY H. AGEE Nancy H. Agee	December 16, 2009 Date	Director

/s/ ABNEY S. BOXLEY, III Abney S. Boxley, III	December 16, 2009 Date	Director

/s/ FRANK T. ELLETT Frank T. Ellett	December 16, 2009 Date	Director

/s/ MARYELLEN F. GOODLATTE Maryellen F. Goodlatte	December 16, 2009 Date	Director

/s/ J. ALLEN LAYMAN J. Allen Layman	December 16, 2009 Date	Director

/s/ GEORGE W. LOGAN George W. Logan	December 16, 2009 Date	Director

/s/ S. FRANK SMITH S. Frank Smith	December 16, 2009 Date	Director

/s/ RAYMOND D. SMOOT, JR. Raymond D. Smoot, Jr.	December 16, 2009 Date	Director

EXHIBIT INDEX

Exhibit No.	Description

2(a)	Purchase and Sale Agreement by and between RGC Resources, Inc. as Seller and ANGD, LLC as Buyer dated February 16, 2007 (incorporated herein by reference to Exhibit 10.1 on Form 10-Q as filed May 10, 2007)

2(b)	Asset Purchase and Sale Agreement by and between Roanoke Gas Company as Seller and Appalachian Natural Gas Distribution Company as Buyer dated February 16, 2007 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q as filed May 10, 2007)

3(a)	Articles of Incorporation of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

3(b)	Amended and Restated Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) on Form 10-K as filed December 19, 2008)

4(a)	Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4(b)	RGC Resources, Inc., Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 4 (c) to Registration Statement No. 333-106065 on Form S-2 filed as of June 12, 2003)

10(a)	Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(b)	NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(c)	FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(h)(h)(h) of the Quarterly Report Form 10-Q for the period ended December 31, 2004)

10(d)	FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(i)(i)(i) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(e)	SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(f)	FTS-1 Service Agreement between Columbia Gulf Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Quarterly Report on Form 10-Q for period ended December 31, 2004)

10(g)	ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(h)	Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(i)	Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(j)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(k)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(l)	Gas Storage Contract under rate schedule FS (Market Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10(m)	FTA Gas Transportation Agreement effective November 1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(n)	SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(o)	FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(p)	FTS Service Agreement effective November 1, 1999, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file reference number 0-367))

10(q)	Firm Storage Service Agreement effective March 19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10(r)	Firm Storage Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10(s)	Firm Pipeline Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001)

10(t)	Natural Gas Asset Management Agreement by and between Roanoke Gas Company and Conoco Phillips Company effective as of November 1, 2007 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed October 19, 2007)

10(u)	FTS-2 Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(q)(q)(q) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10(v)	Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(w)	Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(x)	Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(y)	Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(z)	Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10(a)(a)	Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10(b)(b)	Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10(c)(c)	Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(d)(d)	Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(e)(e)	Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10(f)(f)*	RGC Resources Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999)

10(g)(g)*	RGC Resources, Inc. Amended and Restated Stock Bonus Plan (incorporated herein by reference to Registration Statement No. 333-122746 on Form S-8, filed with the Commission on February 11, 2005)

10(h)(h)*	RGC Resources, Inc. Restricted Stock Plan for Outside Directors (incorporated herein by reference to Exhibit 10(r)(r) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999 SEC file reference number 0-367)

10(i)(i)*	Change in Control Agreement by and between RGC Resources, Inc. and Howard T. Lyon dated May 1, 2005 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed May 2, 2005)

10(j)(j)*	Change in Control Agreement by and between RGC Resources, Inc. and Dale P. Moore dated May 1, 2005 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed May 2, 2005)

10(k)(k)*	Change in Control Agreement between John B. Williamson, III and RGC Resources, Inc. dated March 1, 2006 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 3, 2006)

10(l)(l)*	Change in Control Agreement between John S. D’Orazio and RGC Resources, Inc. dated March 1, 2006 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 3, 2006)

10(m)(m)	Promissory Note in the original principal amount of $15,000,000 by and between Roanoke Gas Company and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed December 2, 2005)

10(n)(n)	Loan Agreement by and between Roanoke Gas Company and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.2 on Form 8-K as filed December 2, 2005)

10(o)(o)	Unconditional Guaranty by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed December 2, 2005)

10(p)(p)	ISDA Master Agreement by and between SunTrust Bank and Roanoke Gas Company dated October 7, 2002 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002)

10(q)(q)	Subordination Agreement by and among ANGD, LLC, Appalachian Natural Gas Distribution Company, Bluefield Gas Company, Roanoke Gas Company and Branch Banking and Trust Company dated October 31, 2007 in connection with the $1,300,000 Promissory Note in favor of Roanoke Gas Company (incorporated herein by reference to Exhibit 10(v)(v) on Form 10-K as filed December 21, 2007)

10(r)(r)	Promissory Note in the original principal amount of $1,300,000 by ANGD, LLC in favor of Roanoke Gas Company dated October 31, 2007 (incorporated herein by reference to Exhibit 10(w)(w) on Form 10-K as filed December 21, 2007)

10(s)(s)	Indemnification and Cost Sharing Agreement by and between RGC Resources, Inc., Bluefield Gas Company and ANGD, LLC (incorporated herein by reference to Exhibit 10(x)(x) on Form 10-K as filed December 21, 2007)

10(t)(t)	Promissory Note in the original principal amount of $5,000,000 by and between Roanoke Gas Company and Branch Bank and Trust dated October 31, 2008 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed November 5, 2008)

10(u)(u)	Loan Agreement by and between Roanoke Gas Company and Branch Bank and Trust dated October 31, 2008 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed November 5, 2008)

10(v)(v)	Guaranty Agreement by and between RGC Resources, Inc. and Branch Bank and Trust dated October 31, 2008 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed November 5, 2008)

10(w)(w)	ISDA Master Agreement by and between Roanoke Gas Company and Branch Bank and Trust dated as of October 27, 2008 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed November 5, 2008)

10(x)(x)	Promissory Note in the original principal amount of $18,000,000 by Roanoke Gas Company in favor of Wachovia Bank, National Association dated March 23, 2009 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 26, 2009)

10(y)(y)	Unconditional guaranty by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated March 23, 2009 for the benefit of Roanoke Gas Company (incorporated by reference to Exhibit 10.2 on Form 8-K as filed March 26, 2009)

10(z)(z)	Modification Number Three to Promissory Note by Roanoke Gas in favor of Wachovia Bank, National Association dated October 28, 2009 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed October 30, 2009)

13	2009 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21	Subsidiaries of the Company

23	Consent of Brown, Edwards & Company, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Management contract or compensatory plan or agreement.