Form 10-Q
period 2009-12-31
RGC RESOURCES INC
filed 2010-02-12
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2010

Common Stock, $5 Par Value	2,245,453

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2009	September 30, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,106,865	$7,422,360
Accounts receivable (less allowance for uncollectibles of $238,422 and $50,687, respectively)	12,842,260	3,562,837
Note receivable	87,000	87,000
Materials and supplies	527,275	587,815
Gas in storage	14,985,776	16,072,911
Prepaid income taxes	272,409	1,974,917
Deferred income taxes	3,907,113	3,424,628
Other	1,596,235	985,110

Total current assets	39,324,933	34,117,578

UTILITY PROPERTY:
In service	118,734,949	118,009,532
Accumulated depreciation and amortization	(41,598,541)	(41,104,408)

In service, net	77,136,408	76,905,124
Construction work in progress	2,266,994	1,604,046

Utility plant, net	79,403,402	78,509,170

OTHER ASSETS:
Note receivable	1,126,000	1,126,000
Regulatory assets	4,931,530	4,989,347
Other	50,220	59,797

Total other assets	6,107,750	6,175,144

TOTAL ASSETS	$124,836,085	$118,801,892

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2009	September 30, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$15,000,000	$—
Dividends payable	740,999	716,556
Accounts payable	9,775,590	4,449,735
Customer credit balances	3,571,558	4,204,556
Income taxes payable	59,249	—
Customer deposits	1,747,203	1,601,206
Accrued expenses	1,668,891	2,219,587
Over-recovery of gas costs	6,010,330	5,651,847
Fair value of marked-to-market transactions	2,009,066	2,451,055

Total current liabilities	40,582,886	21,294,542

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES	13,000,000	28,000,000

DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	2,769,199	2,735,735
Regulatory cost of retirement obligations	7,535,037	7,401,024
Benefit plan liabilities	7,978,087	7,970,074
Deferred income taxes	6,565,379	6,534,621
Deferred investment tax credits	58,486	66,025

Total deferred credits and other liabilities	24,906,188	24,707,479

STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized, 10,000,000 shares; issued and outstanding 2,244,743 and 2,238,987, respectively	11,223,715	11,194,935
Preferred stock, no par, authorized, 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	16,739,568	16,607,897
Retained earnings	20,971,026	19,881,745
Accumulated other comprehensive loss	(2,587,298)	(2,884,706)

Total stockholders’ equity	46,347,011	44,799,871

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,836,085	$118,801,892

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2009 AND 2008

UNAUDITED

	Three Months Ended December 31,
	2009	2008
OPERATING REVENUES:
Gas utilities	$22,809,167	$28,191,923
Other	343,743	267,272

Total operating revenues	23,152,910	28,459,195

COST OF SALES:
Gas utilities	15,182,354	20,243,340
Other	177,557	119,818

Total cost of sales	15,359,911	20,363,158

GROSS MARGIN	7,792,999	8,096,037

OTHER OPERATING EXPENSES:
Operations	2,755,357	2,605,507
Maintenance	360,720	401,930
General taxes	324,706	307,885
Depreciation and amortization	958,988	1,138,517

Total other operating expenses	4,399,771	4,453,839

OPERATING INCOME	3,393,228	3,642,198

OTHER INCOME, Net	22,467	33,807

INTEREST EXPENSE	464,897	531,320

INCOME BEFORE INCOME TAXES	2,950,798	3,144,685

INCOME TAX EXPENSE	1,120,518	1,195,526

NET INCOME	1,830,280	1,949,159

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX	297,408	(1,620,129)

COMPREHENSIVE INCOME	$2,127,688	$329,030

BASIC EARNINGS PER COMMON SHARE	$0.82	$0.88

DILUTED EARNINGS PER COMMON SHARE	$0.81	$0.88

DIVIDENDS DECLARED PER COMMON SHARE	$0.3300	$0.3200

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS

ENDED DECEMBER 31, 2009 AND 2008

UNAUDITED

	Three Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,830,280	$1,949,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	995,296	1,197,451
Cost of removal of utility plant, net	(77,854)	(52,275)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(2,854,242)	(4,142,606)

Net cash used in operating activities	(106,520)	(1,048,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(1,652,870)	(1,466,167)
Proceeds from disposal of equipment	—	13,540

Net cash used in investing activities	(1,652,870)	(1,452,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	5,000,000
Net repayments under line-of-credit agreement	—	(2,102,000)
Proceeds from issuance of common stock	160,451	131,731
Cash dividends paid	(716,556)	(690,539)

Net cash provided by (used in) financing activities	(556,105)	2,339,192

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,315,495)	(161,706)

BEGINNING CASH AND CASH EQUIVALENTS	7,422,360	875,436

ENDING CASH AND CASH EQUIVALENTS	$5,106,865	$713,730

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$610,757	$659,436
Income taxes net of refunds	—	2,308

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly RGC Resources, Inc.’s financial position as of December 31, 2009 and the results of its operations for the three months ended December 31, 2009 and 2008 and its cash flows for the three months ended December 31, 2009 and 2008. The results of operations for the three months ended December 31, 2009 are not indicative of the results to be expected for the fiscal year ending September 30, 2010 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

The condensed consolidated interim financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes thereto. The condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K. The September 30, 2009 balance sheet was included in the Company’s Form 10-K.

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

2.	Rates and Regulatory Matters

The State Corporation Commission of Virginia (“SCC”) exercises regulatory authority over the natural gas operations of Roanoke Gas. Such regulation encompasses terms, conditions, and rates to be charged to customers for natural gas service, safety standards, extension of service, accounting and depreciation.

Since 2003, Roanoke Gas Company has had in place a weather normalization adjustment tariff (“WNA”) based on a weather measurement band around the most recent 30-year temperature average. Effective with the WNA period beginning on April 1, 2009, the SCC approved a reduction in the weather band from approximately 6% to 3% of the most recent 30-year average. As of December 31, 2009, total heating degree days for the current WNA period of April 2009 through December 2009 were approximately 6% less than the 30-year average. As the number of heating degree days fell outside the current 3% weather band, the Company recorded approximately $145,000 in additional revenues to reflect the estimated impact of the WNA for the difference in margin realized for weather between 6% and 3% warmer than the 30-year average. The final surcharge or refund to customers will be

RGC RESOURCES, INC. AND SUBSIDIARIES

dependent on the weather during the second quarter. Accordingly, the accrued revenues related to the surcharge may be adjusted up or down from the amount reflected in the December 31, 2009 financials statements. The Company did not accrue any WNA revenues for the quarter ended December 31, 2008 as total heating degree days were within the then 6% weather band that was in place during the prior WNA period. The Company applied the provisions of FASB ASC No. 980, Regulated Operations, in recording the estimated asset and revenue for the WNA.

In the fourth quarter of fiscal 2009, the Company implemented new depreciation rates related to an updated depreciation study that the SCC requires the Company to conduct every five years. The new rates were approved by the SCC and made effective retroactive to October 1, 2008; however the full impact of the change in depreciation estimate for the year was recorded in the fourth quarter. As a result of the updated depreciation study, the Company’s overall composite weighted average depreciation rate declined from 4.12% to 3.31% of total depreciable assets. If the change in depreciation rates had been reflected in the first quarter of fiscal 2009, the impact to the Statement of Income and Comprehensive Income for the three-months ended December 31, 2008 would have been to reduce depreciation expense by $222,550, increase net income by $138,070 and increase earnings per share by $0.06.

3.	Derivatives and Hedging

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

The Company enters into collars, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. The fair value of these instruments is recorded in the balance sheet with the offsetting entry to either under-recovery of gas costs or over-recovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded to customers through the purchased gas adjustment clause (“PGA”) included as part of the Company’s billing rate. At December 31, 2009, the Company has collar agreements outstanding for the balance of the winter period to hedge 480,000 decatherms of natural gas. As the current value of the derivatives fall between the floor and ceiling prices of the collar agreements, there is no fair value reflected in the financial statements at December 31, 2009.

The Company has two interest rate swaps associated with its variable rate notes. The first swap relates to the $15,000,000 note issued in November 2005. This swap essentially converts the floating rate note based upon LIBOR into fixed rate debt with a 5.74% effective interest rate. The second swap relates to the $5,000,000 variable rate note issued in October 2008. This swap converts the variable rate note based on LIBOR into a fixed rate debt with a 5.79% effective interest rate. Both swaps qualify as cash flow hedges with changes in fair

RGC RESOURCES, INC. AND SUBSIDIARIES

value reported in other comprehensive income. No portions of interest rate swaps were deemed ineffective during the periods presented.

The table below reflects the fair values of the derivative instruments and their corresponding classification in the consolidated balance sheets under the current liabilities caption of “Fair value of marked-to-market transactions” as of December 31, 2009 and September 30, 2009:

	December 31, 2009	September 30, 2009

Derivatives designated as hedging instruments:

Interest rate swaps	$2,009,066	$2,451,055
Natural gas collar arrangement	—	—

Total derivatives designated as hedging instruments	$2,009,066	$2,451,055

The table in Note 4 below reflects the effect on income and other comprehensive income of the Company’s cash flow hedges.

Based on the current interest rate environment, approximately $900,000 of the fair value on the interest rate hedges will be reclassified from other comprehensive loss into interest expense on the income statement over the next 12 months. Changes in LIBOR rates during this period could significantly change the amount estimated to be reclassified to income as well as the fair value of the interest rate hedges.

RGC RESOURCES, INC. AND SUBSIDIARIES

4.	Comprehensive Income

A summary of other comprehensive income and loss (“OCI”) is provided below:

	Three Months Ended December 31,
	2009	2008

Interest Rate SWAPs

Unrealized gains (losses)	$203,574	$(2,733,005)
Income tax	(77,276)	1,037,449

Net unrealized gains (losses)	126,298	(1,695,556)

Transfer of realized losses to interest expense	238,415	103,491
Income tax	(90,503)	(39,285)

Net transfer of realized losses to interest expense	147,912	64,206

Defined Benefit Plans

Transfer of realized losses to income	25,619	6,313
Income tax	(9,725)	(2,396)

Net transfer of realized losses to income	15,894	3,917

Amortization of transition obligation	11,773	11,773
Income tax	(4,469)	(4,469)

Net amortization of transition obligation	7,304	7,304

Net other comprehensive income (loss)	$297,408	$(1,620,129)

Change in measurement date	—	11,221

Accumulated comprehensive loss - beginning of period	(2,884,706)	(1,224,392)

Accumulated comprehensive loss - end of period	$(2,587,298)	$(2,833,300)

The components of accumulated comprehensive loss as of December 31, 2009 and 2008 include:

	December 31
	2009	2008

Interest rate swaps	$(1,246,425)	$(2,151,020)
Pension plan	(941,653)	(364,667)
Postretirement benefit plan	(399,220)	(317,613)

Total accumulated comprehensive loss	$(2,587,298)	$(2,833,300)

RGC RESOURCES, INC. AND SUBSIDIARIES

5.	Weighted Average Shares

Basic earnings per common share for the three months ended December 31, 2009 and 2008 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three months ended December 31, 2009 and 2008 are calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Three Months Ended December 31,
	2009	2008

Weighted average common shares	2,242,404	2,212,470

Effect of dilutive securities:
Options to purchase common stock	7,483	7,758

Diluted average common shares	2,249,887	2,220,228

6.	Commitments and Concentrations

Roanoke Gas currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in its service area. These franchises are effective through January 1, 2016. Certificates of public convenience and necessity in Virginia are exclusive and are intended for perpetual duration. Due to the nature of the natural gas distribution business, the Company has entered into agreements with both suppliers and pipelines for natural gas commodity purchases, storage capacity and pipeline delivery capacity. The Company obtains most of its regulated natural gas supply from an asset manager. The Company uses an asset manager to assist in optimizing the use of its transportation, storage rights, and gas supply in order to provide a secure and reliable source of natural gas to its customers. Roanoke Gas is served directly by two primary pipelines. These two pipelines deliver 100% of the natural gas supplied to the Company’s customers. Depending on weather conditions and the level of customer demand, failure of one or both of these transmission pipelines could have a major adverse impact on the Company.

The Company also has a forward purchase contract for the purchase of 630,000 decatherms of gas for the balance of the winter heating season. This contract meets the definition of “normal purchases” under FASB ASC No. 815, Derivatives and Hedging.

RGC RESOURCES, INC. AND SUBSIDIARIES

7.	Employee Benefit Plans

The Company has both a defined benefit pension plan (the “pension plan”) and a postretirement benefit plan (the “postretirement plan”). The pension plan covers substantially all of the Company’s employees and provides retirement income based on years of service and employee compensation. The postretirement plan provides certain healthcare and supplemental life insurance benefits to retired employees who meet specific age and service requirements. Net pension plan and postretirement plan expense recorded by the Company is detailed as follows:

	Three Months Ended December 31,
	2009	2008
Components of net periodic pension cost:

Service cost	$112,215	$100,906
Interest cost	213,411	211,725
Expected return on plan assets	(204,657)	(215,537)
Recognized loss	68,778	17,647

Net periodic pension cost	$189,747	$114,741

	Three Months Ended December 31,
	2009	2008
Components of postretirement benefit cost:

Service cost	$39,946	$30,914
Interest cost	128,359	126,005
Expected return on plan assets	(81,263)	(69,179)
Amortization of unrecognized transition obligation	47,223	47,223
Recognized loss	17,134	—

Net postretirement benefit cost	$151,399	$134,963

The Company contributed $200,000 to its pension plan for the three-month period ended December 31, 2009. The Company currently expects to make a total contribution of approximately $800,000 to its pension plan and $600,000 to its postretirement benefit plan during the fiscal year ending September 30, 2010. The Company will continue to evaluate its benefit plan funding levels throughout the year.

RGC RESOURCES, INC. AND SUBSIDIARIES

8.	Asset Retirement Obligation

The Company has certain legal obligations associated with purging and capping its distribution mains and services pipelines upon retirement of those assets. The Company’s composite depreciation rates include a component to provide for the costs of retirement including those costs associated with the legal obligations. As a result, the Company accrues estimated cost of retirement of its utility plant through depreciation expense and creates a corresponding regulatory liability. Accordingly, the Company reclassified a portion of its regulatory liability for the cost of retirement to asset retirement obligations for the legal obligations described above. The accretion of the asset retirement obligations are also reclassified from the regulatory cost of retirement obligations. If the legal obligations should exceed the regulatory liability provided for in the depreciation rates, the Company would establish a regulatory asset for such difference with the anticipation of future recovery through rates charged to its customers. The following is a summary of the asset retirement obligation for the three months ended December 31, 2009:

Asset Retirement Obligations 10/1/09	$2,735,735

Accretion	37,822
Additions	2,671
Retirements	(7,029)

Asset Retirement Obligations 12/31/09	$2,769,199

9.	Environmental Matters

Both Roanoke Gas Company and Bluefield Gas Company operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the late 1940s or early 1950s. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required. While the Company sold the stock of Bluefield Gas Company to ANGD, LLC in 2007, it retained ownership of the former MGP site and entered into an Indemnification and Cost Sharing Agreement with ANGD to seek recovery of any remediation costs through rates and under any applicable insurance policies or from any third party for reimbursement to the Company for 25% of any such costs to the extent they are not otherwise recovered. If the Company incurs costs associated with a required clean-up of the Roanoke Gas Company MGP site, the Company anticipates recording a regulatory asset for such clean-up costs to be recovered in future rates.

RGC RESOURCES, INC. AND SUBSIDIARIES

10.	Newly Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (FASB ASC No. 820). FASB ASC No. 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value methods. No new fair value measurements are required. Instead, it provides for increased consistency and comparability in fair value measurements and for expanded disclosure surrounding the fair value measurements. Disclosures regarding nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, were delayed for one year. The Company adopted the fair value provisions of FASB ASC No. 820 effective October 1, 2008 and the provisions regarding nonfinancial assets and liabilities effective October 1, 2009. The adoption had no material impact on the Company’s financial position, results of operations or cash flows. The disclosures required by FASB ASC No. 820 are included in Note 12.

11.	Recently Issued Accounting Standards Pending Adoption

In December 2008, the FASB issued FASB Staff Position No 132(R)-1, (FSP 132(R)-1), Employers’ Disclosures about Postretirement Benefit Plan Assets (FASB ASC No. 715). FASB’s objective of these changes is to improve disclosures about plan assets in employers’ defined benefit pension or other postretirement plans by providing users of financial statements with an understanding of: (a) How investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) The major categories of plan assets; (c) The inputs and valuation techniques used to measure the fair value of plan assets; (d) The effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (e) Significant concentrations of risk within plan assets. The new disclosure requirements under FASB ASC No. 715 are effective for fiscal years ending after December 15, 2009. Management does not anticipate these changes to have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company and are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

12.	Fair Value Measurements

Effective October 1, 2008, the Company adopted FASB ASC No. 820, Fair Value Measurements and Disclosures, for financial and nonfinancial assets and liabilities that are measured and reported on a fair value basis. FASB ASC No. 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC No. 820 also establishes a fair value hierarchy that prioritizes each input to the valuation method used to measure fair value into one of the following three broad levels:

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements by level within the fair value hierarchy as of December 31, 2009:

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Accounts payable	$3,691,396	$—	$3,691,396	$—
Interest rate swaps	2,009,066	—	2,009,066	—

Total	$5,700,462	$—	$5,700,462	$—

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on the actual first of the month index prices corresponding to the month of the scheduled payment. At December 31, 2009, the Company had a liability in accounts payable reflecting the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled. The fair value of the interest rate swaps are determined by the financial institutions issuing those instruments. The valuation is a mathematical approximation of market value derived from both proprietary models as of the balance sheet date based on certain assumptions regarding past, present and future market conditions.

RGC RESOURCES, INC. AND SUBSIDIARIES

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of December 31, 2009:

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Asset retirement obligation	$2,671	$—	$—	$2,671

Total	$2,671	$—	$—	$2,671

The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows to settle the obligation. The amount above reflects the current period additions to the liability.

The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, customer credit balances and customer deposits are a reasonable estimate of fair value due to the short-term nature of these financial instruments.

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Note receivable	$1,213,000	$1,173,749	$—	$—	$1,173,749

Liabilities:
Long-term debt	28,000,000	29,044,177	—	—	29,044,177

Note receivable is composed of $87,000 in current assets and $1,126,000 in other assets. Long-term debt line includes current maturities of long-term debt of $15,000,000.

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

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including

RGC RESOURCES, INC. AND SUBSIDIARIES

individuals and small and large companies in various industries. As of December 31, 2009 and September 30, 2009, no single customer accounted for more than 5% of total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants. The Company is also exposed to credit risk of nonperformance by the counterparty on its commodity-based collar agreements. The Company uses financially sound institutions to mitigate the risk of nonperformance on these contracts.

13.	Subsequent Events

The Company has evaluated subsequent events through February 12, 2010, the date the financial statements were issued, and there were no items not otherwise disclosed impacting the Company’s condensed consolidated financial statements which required additional disclosure.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, RGC Resources, Inc. (“Resources” or the “Company”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the following: (i) failure to earn on a consistent basis an adequate return on invested capital; (ii) ability to retain and attract professional and technical employees; (iii) the potential loss of large-volume industrial customers to alternate fuels, facility closings or production changes; (iv) volatility in the price and availability of natural gas; (v) uncertainty in the demand for natural gas in the Company’s service area; (vi) general economic conditions both locally and nationally; (vii) increases in interest rates; (viii) increased customer delinquencies and conservation efforts resulting from high fuel costs, difficult economic conditions and/or colder weather; (ix) variations in winter heating degree-days from the 30-year average on which the Company’s billing rates are set; (x) impact of potential climate change legislation regarding limitations on carbon dioxide emissions; (xi) impact of potential increased regulatory oversight and compliance requirements due to financial, environmental, safety and system integrity laws and regulations; (xii) failure to obtain timely rate relief for increasing operating or gas costs from regulatory authorities; (xiii) capital market conditions and the availability of debt and equity financing; (xiv) impact of potential increases in corporate income tax rates and other taxes; (xv) volatility in actuarially determined benefit costs and plan asset performance; (xvi) effect of natural disasters on production and distribution facilities and the related effect on supply availability and price; and (xvii) changes in accounting regulations and practices, which could change the accounting treatment for certain transactions. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.

Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.

RGC RESOURCES, INC. AND SUBSIDIARIES

The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2010. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings for the balance of the fiscal year will depend primarily on weather conditions during the remaining winter months, energy costs, improvement or deterioration in the local economic environment and the level of operating and maintenance costs during the remainder of the year.

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 57,500 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding areas through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for terms and conditions set by the Virginia State Corporation Commission (“SCC”).

Resources also provides certain unregulated services through Roanoke Gas. Such unregulated operations represent less than 3% of total revenues and margin of Resources on an annual basis.

The Company experienced a reduction of approximately $119,000 in net income for the quarter ended December 31, 2009 compared to the same period last year. A combination of much lower natural gas commodity prices, fewer heating degree days, the current economic environment, revisions to the Weather Normalization Adjustment Factor and updated depreciation rates were the most significant items contributing to the results for the current period.

Winter weather conditions, natural gas prices, and the economic environment have a direct influence on the quantity of natural gas sales and deliveries to the Company’s customers. As a majority of natural gas sales are for heating during the winter season, a reduction in heating degree days will generally result in lower natural gas consumption. Total natural gas deliveries declined for the quarter by more than 7% as residential, commercial and industrial sales all experienced declines due to warmer weather and continuing slower economic conditions in the Company’s service area.

The Company recorded approximately $145,000 in additional revenues to reflect the estimated impact of the WNA for the difference in margin not realized for the effect of weather at 6% and 3% warmer than the 30-year average for the nine-month period ending December 31, 2009. The final surcharge or refund to customers will be dependent on the weather during the second quarter as the accrued revenues related to the WNA may be adjusted up or down from the amount included in the December 31, 2009 financial statements. Effective with the WNA period beginning on April 1, 2009, the SCC approved a reduction in the weather band from approximately a 6% range to a 3% range above and below the 30 year average. Because this reduction was not yet effective, the Company did not record a WNA adjustment for the quarter ended December 31, 2008 even though total heating degree days for the prior WNA period were more than 6% warmer than the 30 year average at that time.

RGC RESOURCES, INC. AND SUBSIDIARIES

The commodity price of natural gas has declined from its peak of more than $13.00 per decatherm in the summer of 2008 to under $4.00 per decatherm this past summer and has since increased to about $6.00 per decatherm at the end of December 2009. The lower commodity price of natural gas has reduced the gas cost component of the Company’s billing rates making natural gas a lower cost energy source. At the same time, the Company was purchasing natural gas and putting it into storage this past summer at an average price of $4.00 per decatherm compared to $11.00 per decatherm for the prior year. Although the lower natural gas prices will benefit customers by keeping the Company’s billing rates low, the decline in the total value of gas in storage has resulted in a significant reduction in carrying cost revenues.

The Company has an approved rate structure in place that mitigates the impact of financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs or “carrying costs” of its investment in natural gas inventory. The carrying cost revenue factor applied to inventory is based on the Company’s weighted average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing inventory costs and lower inventory balances, the Company recognizes less carrying cost revenue as financing costs are lower. As a result of the much lower price of natural gas in storage during the current quarter compared to the same quarter last year, the Company recognized approximately $525,000 in carrying cost revenues for the three-month period ended December 31, 2009 compared to $865,000 in carrying cost revenues for the same period last year. The 39% decline in carrying cost revenues corresponded with the 38% decline in the average price on natural gas in storage. Carrying cost revenues are expected to continue to fall below last year’s levels during the second and third quarter.

In the short run, as investment in natural gas inventories increases so does the level of borrowing under the Company’s line-of-credit. However, as the carrying cost factor used in determining the carrying cost revenues is based on the Company’s weighted average cost of capital, carrying cost revenues do not directly correspond with the incremental short-term financing costs. Therefore, when inventory balances decline due to a reduction in commodity prices, net income will decline as carrying cost revenues decrease by a greater amount than short-term financing costs decrease. The inverse occurs when inventory costs increase.

RGC RESOURCES, INC. AND SUBSIDIARIES

Results of Operations

Three Months Ended December 31, 2009:

The table below reflects operating revenues, volume activity and heating degree-days.

	Three Months Ended December 31,		Increase/
	2009	2008	(Decrease)	Percentage

Operating Revenues
Gas Utilities	$22,809,167	$28,191,923	$(5,382,756)	-19%
Other	343,743	267,272	76,471	29%

Total Operating Revenues	$23,152,910	$28,459,195	$(5,306,285)	-19%

Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	2,086,233	2,274,412	(188,179)	-8%
Transportation and Interruptible	701,269	725,754	(24,485)	-3%

Total	2,787,502	3,000,166	(212,664)	-7%

Heating Degree Days (Unofficial)	1,487	1,508	(21)	-1%

Total operating revenues for the three months ended December 31, 2009 compared to the same period last year decreased due to significantly lower natural gas prices and a reduction in delivered natural gas volumes. The per unit cost of natural gas reflected in the cost of sales decreased by 19% compared to last year. The decline in volumes corresponds in part to warmer weather and to the lower economic activity.

	Three Months Ended December 31,		Increase/
	2009	2008	(Decrease)	Percentage
Gross Margin

Gas Utilities	$7,626,813	$7,948,583	$(321,770)	-4%
Other	166,186	147,454	18,732	13%

Total Operating Margin	$7,792,999	$8,096,037	$(303,038)	-4%

Regulated natural gas margins from utility operations decreased from the same period last year because the reduction in delivered natural gas volumes and declining carrying cost revenues more than offset additional margin from the WNA adjustment. Residential and commercial

RGC RESOURCES, INC. AND SUBSIDIARIES

volumes decreased by 8% from last year’s levels. Residential volumes declined by 6% as a result, the Company believes, of a combination of warmer weather and conservation. Commercial volumes declined by nearly 12% as the unfavorable economic environment appeared to have had a greater impact on natural gas sales to these customers. Industrial volumes declined by 3%. As a result of the implementation of a rate increase during the first quarter of last year and the addition of new gas services, the Company realized approximately $143,000 in additional margin from customer base charges, which is a flat monthly fee billed to each natural gas customer. As discussed above, carrying cost revenues associated with natural gas inventories declined from last year’s levels corresponding with the sharp decline of the cost of gas in storage. Carrying cost revenues declined by nearly $340,000 for the quarter and are expected to remain at lower levels during the second and third quarters. The Company also accrued approximately $145,000 in WNA revenues as discussed above.

The components of the gas utility margin decrease are summarized below:

Net Margin Decrease

Customer Base Charge	$143,267
WNA	144,821
Carrying Cost	(339,656)
Volumetric	(262,865)
Other	(7,337)

Total	$(321,770)

Other margins increased by $18,732 over last year primarily due to an increase in contract services in unregulated operations.

Operations expenses increased by $149,850, or 6%, over the same period last year, primarily as a result of higher employee benefit costs. Total employee benefit costs increased by approximately $153,000 over the same period last year due to a $94,000 increase in pension and postretirement medical costs related to the amortization of a higher actuarial loss and $58,000 in higher health insurance premiums.

Maintenance expenses decreased by $41,210, or 10%, primarily due to a reduction of the level of pipeline leak repairs.

General taxes increased by $16,821, or 5%, related to higher property taxes associated with increased investment in utility plant and higher payroll taxes.

Depreciation expense decreased by $179,529, or 16%, due to the implementation of new depreciation rates as a result of an updated depreciation study approved and implemented in the fourth quarter of last year. If the new rates were reflected in the first quarter of last year, depreciation expense for the quarter would have been $222,550 less. See note 2 above for more information regarding the change in depreciation rates.

RGC RESOURCES, INC. AND SUBSIDIARIES

Other income, net, decreased by $11,340 primarily due to lower interest rates on the Company’s short-term cash investments.

Interest expense declined by $66,423, or 12%, due to the absence of borrowing under the Company’s line-of-credit. Total average borrowing outstanding during the quarter declined by more than $10.5 million from last year’s level attributable to lower cost of gas in storage, low accounts receivable balances and an over-collected position on gas costs.

Income tax expense decreased by $75,008, or 6%, which corresponds to the decrease in pre-tax income for the quarter. The effective tax rate was 38% for both periods.

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

The Company considers an estimate to be critical if it is material to the financial statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. The Company considers the following accounting policies and estimates to be critical.

Regulatory accounting – The Company’s regulated operations follow the accounting and reporting requirements of FASB ASC No. 980, Regulated Operations. The economic effects of regulation can result in a regulated company deferring costs that have been or are expected to be recovered from customers in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the consolidated balance sheet (regulatory assets) and recorded as expenses when such amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for current collection in rates of costs that are expected to be incurred in the future (regulatory liabilities).

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

Revenue recognition – Regulated utility sales and transportation revenues are based on rates approved by the SCC. The non-gas cost component of rates may not be changed without a

RGC RESOURCES, INC. AND SUBSIDIARIES

formal rate increase application and corresponding authorization by the SCC; however, the gas cost component of rates may be adjusted periodically through the PGA mechanism with administrative approval from the SCC.

The Company bills its regulated natural gas customers on a monthly cycle. The billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for natural gas delivered to customers not yet billed during the accounting period. Determination of unbilled revenue relies on the use of estimates, weather during the period, and current and historical data. The financial statements included unbilled revenue of $6,004,771 and $6,421,930 as of December 31, 2009 and 2008, respectively.

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

The economic issues and market volatility during the Company’s prior fiscal year resulted in a negative return on the Company’s pension assets that, when combined with a reduction in the discount rate used for determining the benefit liabilities, resulted in an increase in the negative funded position of both plans and an increase in the retirement plan expense during the current year. The deterioration in the funded status of the pension plan has resulted in higher expected funding levels over the next several years. The Company currently expects to fund the pension plan for the current fiscal year at $800,000 and the postretirement medical plan at $600,000. The Company will continue to evaluate its benefit plan funding levels throughout the year in light of the requirements of the Pension Protection Act of 2006 and ongoing investment returns and make adjustments as necessary to avoid benefit restrictions.

Derivatives – The Company may hedge certain risks incurred in its operation through the use of derivative instruments. The Company applies the requirements of FASB ASC No. 815, Derivatives and Hedging, which requires the recognition of derivative instruments as assets or

RGC RESOURCES, INC. AND SUBSIDIARIES

liabilities in the Company’s balance sheet at fair value. In most instances, fair value is based upon quoted futures prices for natural gas commodities and interest rate futures for interest rate swaps. Changes in the commodity and futures markets will impact the estimates of fair value in the future. Furthermore, the actual market value at the point of realization of the derivative may be significantly different from the values used in determining fair value in prior financial statements.

Asset Management

Roanoke Gas uses a third party as an asset manager to manage its pipeline transportation and storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the third party pays Roanoke Gas a monthly utilization fee, which is used to reduce the cost of gas for customers. The current agreement expires in October 2010. The Company is currently in process of rebidding the contract.

Energy Costs

Energy costs represent the single largest expense of the Company. The Company uses various hedging mechanisms, including summer storage injections and financial instruments to help mitigate the impact of potential price volatility. Prudently incurred natural gas costs are fully recoverable under the present regulatory PGA mechanism, and increases and decreases in the cost of gas are passed through to the Company’s customers. As discussed above, since the summer of 2008, the commodity price of natural gas has declined significantly with the price falling below $4.00 a decatherm during the summer of 2009 before rebounding prior to the end of December 2009. During this time period, the price of natural gas declined at a faster rate than the Company’s PGA factor, which adjusts the billing rate to customers for the cost of natural gas. As a result of this lag, the Company over-collected on the gas cost component of its rates to approximately $6 million as of December 31, 2009. The over-collection will be refunded to customers over a 12 month period as part of the PGA factor adjustment beginning in January 2010.

Although natural gas prices are currently at low levels, economic recovery, an increased emphasis on reduced carbon emissions and reduced production and exploration activities for natural gas due to the low prices could all place upward pressure on prices in the future. Even though energy costs are recoverable through the PGA mechanism, high energy prices may have a negative impact on earnings through decreased demand resulting from customer conservation or use of alternative fuels, increases in bad debt expense and higher interest costs because the delay in recovering higher gas costs requires borrowing to temporarily fund receivables from customers. The Company’s rate structure provides a level of protection against the impact that rising energy prices may have on bad debts and carrying costs of gas in storage by allowing for more timely recovery of these costs. However, the rate structure will not protect the Company from an increased rate of bad debts or increases in interest rates or decreased demand.

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory Affairs

As discussed in more detail in Note 2, the Company has implemented the new WNA weather band and revised depreciation rates both of which were approved by the SCC last year. The change in the weather band from 6% to 3% allowed the Company to record approximately $145,000 in additional revenues to reflect the estimated impact of the WNA for the difference in margin realized for weather that was 6% warmer than normal for the nine-month WNA period ended December 31, 2009 and 3% warmer than the 30-year average allowed by the weather band. If the previous weather band was still in effect, the Company would not have recorded any additional revenue during the period. The final surcharge or refund to customers will be dependent on the weather during the second quarter.

In the fourth quarter of fiscal 2009, the Company implemented new depreciation rates related to an updated depreciation study that the SCC requires the Company to conduct every five years. The new rates were approved by the SCC and made effective retroactive to October 1, 2008; however the full impact of the change in depreciation estimate for the year was recorded in the fourth quarter. As a result of the updated depreciation study, the Company’s overall composite weighted average depreciation rate declined from 4.12% to 3.31% of total depreciable assets. If the change in depreciation rates had been reflected in the first quarter of fiscal 2009, the impact to the Statement of Income and Comprehensive Income for the three-months ended December 31, 2008 would have been to reduce depreciation expense by $222,550, increase net income by $138,070 and increase earnings per share by $0.06.

Beginning with the January 2010 billing cycle, the Company began refunding the over-collection of gas costs through reduced billing rates to its customers as approved by the SCC.

The Company continues to evaluate its financial performance and review its revenue requirements in order to determine when to make its next non-gas rate filing request.

Capital Resources and Liquidity

Due to the capital intensive nature of the utility business, as well as the related weather sensitivity, the Company’s primary capital needs are the funding of its continuing construction program, the seasonal funding of its natural gas inventories, accounts receivable and payment of dividends. To meet these needs, the Company relies on its operating cash flows, line-of-credit agreement, long-term debt and capital raised through the Company’s Dividend Reinvestment and Stock Purchase Plan (“DRIP”).

Cash and cash equivalents decreased by $2,315,495 for the three-month period ended December 31, 2009 compared to a $161,706 decrease for the same period last year. The following table summarizes the categories of sources and uses of cash:

RGC RESOURCES, INC. AND SUBSIDIARIES

	December 31,
Cash Flow Summary Three Months Ended:	2009	2008

Cash used in operating activities	$(106,520)	$(1,048,271)
Cash used in investing activities	(1,652,870)	(1,452,627)
Cash provided by (used in) financing activities	(556,105)	2,339,192

Decrease in cash and cash equivalents	$(2,315,495)	$(161,706)

The seasonal nature of the natural gas business causes operating cash flows to fluctuate significantly during the year as well as from year to year. Factors including weather, energy prices, natural gas storage levels and customer collections all contribute to working capital levels and the related cash flows. Generally, operating cash flows are positive during the second and third quarters as a combination of earnings, declining storage gas levels and collections on customer accounts all contribute to higher cash levels. During the first and fourth quarters, operating cash flows generally decrease due to the increases in natural gas storage levels, rising customer receivable balances and construction activity. For the three months ended December 31, 2009, cash used by operations decreased by approximately $942,000, from $1,048,000 for the three months ended December 31, 2008 to $107,000 for the current period. A reduction in the balance of accounts receivable due to lower gas costs was the primary factor in the decline in cash used by operations.

Investing activities are generally composed of expenditures under the Company’s construction program, which involves a combination of replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of its natural gas system to meet the demands of customer growth. Cash flows used in investing activities increased by approximately $200,000 due to a higher level of capital expenditures. Total capital expenditures were $1,652,870 and $1,466,167 for the three-month periods ended December 31, 2009 and 2008, respectively, which reflects increased expenditures for pipeline replacement activity and improvements to the liquefied natural gas facility. Roanoke Gas’ total capital budget for the current year is more than $7,500,000 with a continued focus on its pipeline renewal program and system improvements. Historically, depreciation cash flow has provided approximately 70% of the annual support for the Company’s capital budget. With the implementation of new depreciation rates as a result of the updated depreciation study, operating cash flow from depreciation will be approximately 20% less than what was provided under the prior depreciation rates. As a result future capital expenditure funding will be more dependent on corporate borrowing activity and other sources of funds.

Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flow from financing activities changed by approximately $2,895,000, moving from a $2,339,000 source of funds to a $556,000 use of funds. The reason for the move to a net use of funds corresponds to the absence of borrowing activity for the current quarter under the Company’s line-of-credit agreement. The impact of much lower natural gas prices and their effect on reducing inventory and accounts receivable levels and

RGC RESOURCES, INC. AND SUBSIDIARIES

increasing the over-recovery of gas costs have generated sufficient levels of cash to avoid accessing the line-of-credit during the current quarter. With NYMEX futures prices ranging from $5.75 to $7.00 per decatherm over the next 12 months and the Company beginning to refund the over-recovery of gas costs in January, the Company is expected to return to a more historical pattern of borrowing under the line-of-credit next winter.

The Company’s line-of-credit agreement will expire on March 31, 2010, unless extended. The Company anticipates being able to extend or replace its current line-of-credit agreement upon expiration; however, there is no guarantee that the line-of-credit will be extended or replaced under the terms currently in place.

The Company’s $15,000,000 variable rate note is currently classified as a current liability and is scheduled to mature on December 1, 2010. This note provides for an interest rate of LIBOR plus 69 basis points and has an interest rate swap that essentially converts the note into a fixed rate instrument at a rate of 5.74%. Due to the current economic climate and its effect on the credit markets, the Company has been unable to extend the note by more than one year without incurring a higher interest rate than is currently in place. In addition, the current credit market has increased the interest rate spreads on commercial debt instruments above the levels in place when the note was originally issued. The Company has had preliminary discussions with the issuing bank regarding extension of the note and anticipates being able to extend the note on a one year basis on terms comparable to the current note.

At December 31, 2009, the Company’s consolidated long-term capitalization, including current maturities of long-term debt, was 62% equity and 38% debt.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 4 – CONTROLS AND PROCEDURES

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

As of December 31, 2009, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

There were not any changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

Not required.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the “Restricted Stock Plan”), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to vesting and transferability restrictions (“restricted stock”). A participant can, subject to approval of Directors of the Company (the “Board”), elect to receive up to 100% of his or her retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company’s common stock on the NASDAQ-OMX on the first day of the month. The shares of restricted stock are issued in reliance on Section 3(a)(11) and Section 4(2) exemptions under the Securities Act of 1933 and will vest only in the case of the participant’s death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant’s voluntary resignation during his or her term on the Board or (ii) removal for cause. During the quarter ended December 31, 2009, the Company issued a total of 741 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

Investment Date	Price	Number of Shares
10/1/2009	$26.970	252
11/2/2009	$28.000	243
12/1/2009	$27.660	246

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

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

RGC Resources, Inc.

Date: February 12, 2010	By:	/s/ Howard T. Lyon
Howard T. Lyon
Vice-President, Treasurer and CFO
(principal financial and principal accounting officer)