Form 10-Q
period 2010-12-31
RGC RESOURCES INC
filed 2011-02-11
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2011
Common Stock, $5 Par Value	2,286,434

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2010	September 30, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,286,931	$6,745,630
Accounts receivable (less allowance for uncollectibles of $217,900 and $65,275, respectively)	14,017,771	3,273,627
Note receivable	87,000	87,000
Materials and supplies	543,009	563,178
Gas in storage	11,905,230	13,810,208
Prepaid income taxes	405,096	2,532,057
Deferred income taxes	3,664,999	3,436,923
Other	1,715,624	1,206,367

Total current assets	36,625,660	31,654,990

UTILITY PROPERTY:
In service	124,138,771	123,073,541
Accumulated depreciation and amortization	(43,720,503)	(43,084,808)

In service, net	80,418,268	79,988,733
Construction work in progress	1,759,330	1,466,658

Utility plant, net	82,177,598	81,455,391

OTHER ASSETS:
Note receivable	1,039,000	1,039,000
Regulatory assets	6,432,357	6,480,325
Other	70,723	53,610

Total other assets	7,542,080	7,572,935

TOTAL ASSETS	$126,345,338	$120,683,316

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2010	September 30, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Dividends payable	$777,388	$750,786
Accounts payable	8,497,021	4,572,917
Customer credit balances	2,491,037	2,637,380
Income taxes payable	27,333	—
Customer deposits	1,698,320	1,632,977
Accrued expenses	1,617,321	2,058,643
Over-recovery of gas costs	2,958,747	2,581,600
Fair value of marked-to-market transactions	2,796,237	3,619,705

Total current liabilities	20,863,404	17,854,008

LONG-TERM DEBT	28,000,000	28,000,000

DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	3,092,829	3,073,782
Regulatory cost of retirement obligations	7,872,006	7,699,319
Benefit plan liabilities	9,769,887	9,850,526
Deferred income taxes	8,433,613	7,860,064
Deferred investment tax credits	32,195	35,870

Total deferred credits and other liabilities	29,200,530	28,519,561

STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 2,284,190 and 2,274,432, respectively	11,420,950	11,372,160
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	17,696,520	17,462,670
Retained earnings	22,533,716	21,341,740
Accumulated other comprehensive loss	(3,369,782)	(3,866,823)

Total stockholders’ equity	48,281,404	46,309,747

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,345,338	$120,683,316

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009

UNAUDITED

	Three Months Ended December 31,
	2010	2009
OPERATING REVENUES:
Gas utilities	$22,248,553	$22,809,167
Other	299,206	343,743

Total operating revenues	22,547,759	23,152,910

COST OF SALES:
Gas utilities	14,151,761	15,182,354
Other	166,434	177,557

Total cost of sales	14,318,195	15,359,911

GROSS MARGIN	8,229,564	7,792,999

OTHER OPERATING EXPENSES:
Operations	2,933,321	2,755,357
Maintenance	359,871	360,720
General taxes	315,653	324,706
Depreciation and amortization	1,001,979	958,988

Total other operating expenses	4,610,824	4,399,771

OPERATING INCOME	3,618,740	3,393,228

OTHER INCOME, Net	17,808	22,467

INTEREST EXPENSE	462,183	464,897

INCOME BEFORE INCOME TAXES	3,174,365	2,950,798

INCOME TAX EXPENSE	1,205,001	1,120,518

NET INCOME	1,969,364	1,830,280

OTHER COMPREHENSIVE INCOME, NET OF TAX	497,041	297,408

COMPREHENSIVE INCOME	$2,466,405	$2,127,688

BASIC EARNINGS PER COMMON SHARE	$0.86	$0.82

DILUTED EARNINGS PER COMMON SHARE	$0.86	$0.81

DIVIDENDS DECLARED PER COMMON SHARE	$0.3400	$0.3300

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009

UNAUDITED

	Three Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,969,364	$1,830,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,041,228	995,296
Cost of removal of utility plant, net	(61,396)	(77,854)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(3,450,167)	(2,854,242)

Net cash used in operating activities	(500,971)	(106,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(1,489,582)	(1,652,870)

Net cash used in investing activities	(1,489,582)	(1,652,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock (9,758 and 5,756 shares, respectively)	282,640	160,451
Cash dividends paid	(750,786)	(716,556)

Net cash used in financing activities	(468,146)	(556,105)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,458,699)	(2,315,495)

BEGINNING CASH AND CASH EQUIVALENTS	6,745,630	7,422,360

ENDING CASH AND CASH EQUIVALENTS	$4,286,931	$5,106,865

SUPPLEMENTAL INFORMATION:
Cash paid (refunded) during the year for:
Interest	$606,797	$610,757
Income taxes	(1,000,000)	—

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly RGC Resources, Inc.’s financial position as of December 31, 2010 and the results of its operations for the three months ended December 31, 2010 and 2009 and its cash flows for the three months ended December 31, 2010 and 2009. The results of operations for the three months ended December 31, 2010 are not indicative of the results to be expected for the fiscal year ending September 30, 2011 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

The condensed consolidated interim financial statements and condensed notes are presented as permitted by Rule 8-03 of Regulation S-X and the instructions to Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes thereto. The condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K. The September 30, 2010 balance sheet was included in the Company’s Form 10-K.

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

During the quarter ended December 31, 2010, Roanoke Gas placed into effect new base rates effective for service rendered on and after November 1, 2010 that provides for approximately $1,400,000 in additional non-gas annual revenues. These higher rates are subject to refund pending a final order by the SCC. The Company has recorded an estimated reserve that management believes may be refundable to customers. The amount of the final rate award

RGC RESOURCES, INC. AND SUBSIDIARIES

may be more or less than the amount reflected in the financial statements and will not be known until the Commission issues its order which is not expected before the end of the Company’s third quarter.

3.	Debt

On October 20, 2010, the Company executed a modification of the $15,000,000 unsecured variable rate note dated November 28, 2005 with the current lender. This modification extended the due date for the principal balance to March 31, 2012 from the original maturity date of December 1, 2010. All other terms and conditions provided for in the original note remain in place after the modification.

4.	Derivatives and Hedging

The Company’s risk management policy allows management to enter into derivatives for the purpose of managing commodity and financial market risks associated with its business operations. The Company’s risk management policy specifically prohibits the use of derivatives for speculative purposes. The key market risks that the Company seeks to hedge include the price of natural gas and the cost of borrowed funds.

The Company enters into collars, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. The fair value of these instruments is recorded in the balance sheet with the offsetting entry to either under-recovery or over-recovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded to customers through the purchased gas adjustment clause (“PGA”) included as part of the Company’s billing rates. At December 31, 2010, the Company has collar agreements outstanding for the balance of the winter period to hedge 780,000 decatherms of natural gas. The fair value of these instruments is recorded in the balance sheet under the caption “Fair value of marked to market transactions” with the offsetting entry to “Over-recovery of gas costs”.

The Company also has two interest rate swaps associated with its variable rate notes. The first swap relates to the $15,000,000 note issued in November 2005. This swap essentially converts the floating rate note based upon LIBOR into fixed rate debt with a 5.74% effective interest rate. The second swap relates to the $5,000,000 variable rate note issued in October 2008. This swap converts the variable rate note based on LIBOR into a fixed rate debt with a 5.79% effective interest rate. Both swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income and expire December 1, 2015. No portions of interest rate swaps were deemed ineffective during the periods presented.

RGC RESOURCES, INC. AND SUBSIDIARIES

The table below reflects the fair values of the derivative instruments and their corresponding classification in the consolidated balance sheets under the current liabilities caption of “Fair value of marked-to-market transactions” as of December 31, 2010 and September 30, 2010:

	December 31, 2010	September 30, 2010
Derivatives designated as hedging instruments:

Interest rate swaps	$2,784,557	$3,536,545
Natural gas collar arrangements	11,680	83,160

Total derivatives designated as hedging instruments	$2,796,237	$3,619,705

The table in Note 5 reflects the effect on income and other comprehensive income of the Company’s cash flow hedges.

Based on the current interest rate environment, management estimates that approximately $900,000 of the fair value on the interest rate hedges will be reclassified from other comprehensive loss into interest expense on the income statement over the next 12 months. Changes in LIBOR rates during this period could significantly change the amount estimated to be reclassified to income as well as the fair value of the interest rate hedges.

RGC RESOURCES, INC. AND SUBSIDIARIES

5.	Comprehensive Income

A summary of other comprehensive loss is provided below:

	Three Months Ended December 31,
	2010	2009

Interest Rate SWAPs

Unrealized gains	$514,000	$203,574
Income tax	(195,113)	(77,276)

Net unrealized gains	318,887	126,298

Transfer of realized losses to interest expense	237,988	238,415
Income tax	(90,341)	(90,503)

Net transfer of realized losses to interest expense	147,647	147,912

Defined Benefit Plans

Transfer of realized losses to income	37,401	25,619
Income tax	(14,198)	(9,725)

Net transfer of realized losses to income	23,203	15,894

Amortization of transition obligation	11,773	11,773
Income tax	(4,469)	(4,469)

Net amortization of transition obligation	7,304	7,304

Net other comprehensive income	$497,041	$297,408

Change in measurement date	—	—

Accumulated comprehensive loss - beginning of period	(3,866,823)	(2,884,706)

Accumulated comprehensive loss - end of period	$(3,369,782)	$(2,587,298)

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of accumulated comprehensive loss as of December 31, 2010 and September 30, 2010 include:

	December 31	September 30
	2010	2010

Interest rate swaps	$(1,727,539)	$(2,194,073)
Pension plan	(1,097,024)	(1,113,787)
Postretirement benefit plan	(545,219)	(558,963)

Total accumulated comprehensive loss	$(3,369,782)	$(3,866,823)

6.	Weighted Average Shares

Basic earnings per common share for the three months ended December 31, 2010 and 2009 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three months ended December 31, 2010 and 2009 are calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Three Months Ended December 31,
	2010	2009

Weighted average common shares	2,280,207	2,242,404

Effect of dilutive securities:
Options to purchase common stock	5,112	7,483

Diluted average common shares	2,285,319	2,249,887

7.	Commitments and Contingencies

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

RGC RESOURCES, INC. AND SUBSIDIARIES

of natural gas to its customers. Roanoke Gas is served directly by two primary pipelines. These two pipelines deliver 100% of the natural gas supplied to the Company’s customers. Depending on weather conditions and the level of customer demand, failure of one or both of these transmission pipelines could have a major adverse impact on the Company.

There have been no changes to the status of the lawsuits reported in the Annual Report on Form 10-K for the year ended September 30, 2010.

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

	Three Months Ended December 31,
	2010	2009
Components of net periodic pension cost:

Service cost	$119,809	$112,215
Interest cost	227,219	213,411
Expected return on plan assets	(232,052)	(204,657)
Recognized loss	81,793	68,778

Net periodic pension cost	$196,769	$189,747

	Three Months Ended December 31,
	2010	2009
Components of postretirement benefit cost:

Service cost	$48,711	$39,946
Interest cost	144,994	128,359
Expected return on plan assets	(89,320)	(81,263)
Amortization of unrecognized transition obligation	47,223	47,223
Recognized loss	50,288	17,134

Net periodic postretirement benefit cost	$201,896	$151,399

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company contributed $300,000 to its pension plan during the three-month period ended December 31, 2010. The Company currently expects to make a total contribution of approximately $1,000,000 to its pension plan and $700,000 to its postretirement benefit plan during the fiscal year ending September 30, 2011. The Company will continue to evaluate its benefit plan funding levels throughout the year.

9.	Environmental Matters

Both Roanoke Gas Company and a previously owned gas subsidiary operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the late 1940s or early 1950s. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. Should the Company eventually be required to remediate either site, the Company will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required.

10.	Recently Adopted Accounting Standards

In July 2010, the FASB issued guidance under FASB ASC No. 310 - Receivables, to provide greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables on a disaggregated basis. Financing receivables represent a contractual right to receive money either on demand or on fixed or determinable dates and recognized as assets on the entity’s balance sheet. The Company has two primary types of financing receivables: trade accounts receivable, resulting from the sale of natural gas and other services to its customers, and a note receivable. Trade accounts receivable are specifically excluded from the provisions of this guidance as they are short-term in nature. The Company’s note receivable represents the balance on a five year note with a fifteen year amortization for partial payment on the sale of the Bluefield, Virginia natural gas distribution assets to ANGD, LLC in October 2007. Interest on the note is accrued monthly and paid quarterly. The note is a performing asset with all principle and interest payments current. Management evaluates the status of the note each reporting period to make an assessment on the collectibility of the balance. In its most recent evaluation, management concluded that the note continued to be fully collectible and no loss reserve was required. The note would be considered past due if either the quarterly interest payment or the annual principle installment were outstanding for more than 30 days after their contractual due date. Additional information regarding this note is included under the fair value measurements section below.

Other accounting standards that have been issued by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements by level within the fair value hierarchy as of December 31, 2010 and September 30, 2010:

		Fair Value Measurements - December 31, 2010
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Natural gas purchases	$1,728,699	$—	$1,728,699	$—
Interest rate swaps	2,784,557	—	2,784,557	—
Natural gas derivative	11,680	—	11,680	—

Total	$4,524,936	$—	$4,524,936	$—

RGC RESOURCES, INC. AND SUBSIDIARIES

		Fair Value Measurements - September 30, 2010
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Natural gas purchases	$980,334	$—	$980,334	$—
Interest rate swaps	3,536,545	—	3,536,545	—
Natural gas derivative	83,160	—	83,160	—

Total	$4,600,039	$—	$4,600,039	$—

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on the actual first of the month index price corresponding to the month of the scheduled payment. At December 31, 2010 and September 30, 2010, the Company had a liability in accounts payable reflecting the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled. The fair value of the interest rate swaps, included in the line item “Fair value of marked-to-market transactions”, is determined by the financial institutions issuing those instruments. The valuation is a mathematical approximation of market value as of the balance sheet date using the counterparty’s proprietary models and certain assumptions regarding past, present and future market conditions. The fair value of the natural gas derivatives, included in the line item “Fair Value of marked-to-market transactions”, is determined by applying the NYMEX futures prices to the hedged volumes for each month covered by the derivative contracts.

The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows to settle the obligation.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of December 31, 2010 and September 30, 2010.

RGC RESOURCES, INC. AND SUBSIDIARIES

	December 31, 2010		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Note receivable	$1,126,000	$1,159,484	$1,126,000	$1,156,755

Liabilities:
Long-term debt	$28,000,000	$29,155,155	$28,000,000	$29,452,040

Note receivable is composed of $87,000 in current assets and $1,039,000 in other assets.

The fair value of the note receivable is estimated by discounting future cash flows based on a range of rates for similar investments adjusted for management’s expectation of credit and other risks. The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt at rates extrapolated based on current market conditions. The variable rate long-term debt has interest rate swaps that effectively convert such debt to a fixed rate. The values of the swap agreements are included in the first table above.

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of December 31, 2010 and September 30, 2010, no single customer accounted for more than 5% of total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants. The Company is also exposed to credit risk of nonperformance by the counterparty on its commodity-based collar agreements. The Company uses financially sound institutions to mitigate the risk of nonperformance on those contracts.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, RGC Resources, Inc. (“Resources” or the “Company”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the following: (i) general economic conditions both locally and nationally; (ii) impact of potential climate change legislation regarding limitations on carbon dioxide emissions; (iii) impact of potential increased regulatory oversight and compliance requirements due to financial, environmental, safety and system integrity laws and regulations; (iv) failure to obtain timely rate relief from regulatory authorities for increasing operating or gas costs; (v) the potential loss of large-volume industrial customers to alternate fuels, facility closings or production changes; (vi) ability to retain and attract professional and technical employees; (vii) increases in interest rates; (viii) effect of weather conditions and natural disasters on production and distribution facilities and the related effect on supply availability and price; (ix) changes in accounting regulations and practices, which could change the accounting treatment for certain transactions; (x) access to capital markets and the availability of debt and equity financing to support future capital expenditures; (xi) volatility in actuarially determined benefit costs and plan asset performance; (xii) increased customer delinquencies and conservation efforts resulting from high fuel costs, difficult economic conditions and/or colder weather; (xiii) volatility in the price and availability of natural gas; and (xiv) impact of potential increases in corporate income tax rates and other taxes. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.

Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.

RGC RESOURCES, INC. AND SUBSIDIARIES

The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2011. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings for the balance of the fiscal year will depend primarily on weather conditions during the remaining winter months, energy costs, improvement or deterioration in the local economic environment and the level of operating and maintenance costs during the remainder of the year.

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 58,100 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding localities through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for terms and conditions set by the Virginia State Corporation Commission (“SCC”).

Resources also provides certain unregulated services through Roanoke Gas. Such unregulated operations represent less than 3% of total revenues and margin of Resources on an annual basis.

Net income increased by approximately $139,000 for the quarter ended December 31, 2010 compared to the same period last year. Higher natural gas deliveries due to colder December weather was the key contributor to the improved quarterly results.

Winter weather conditions, natural gas prices, and the economic environment have a direct influence on the quantity of natural gas sales and deliveries to the Company’s customers. As a majority of natural gas sales are for heating during the winter season, an increase or decrease in heating degree days will generally have the most significant impact of any factor on natural gas consumption. Total natural gas deliveries increased for the quarter by 13% as residential, commercial and industrial sales all experienced increases due to colder weather and improving economic conditions in the Company’s service area.

Since 2003, Roanoke Gas Company has had in place a weather normalization adjustment tariff (“WNA”) based on a weather measurement band around the most recent 30-year temperature average. Because the SCC authorizes billing rates for the utility operations of Roanoke Gas based on normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. Therefore, the WNA provides the Company with a level of earnings protection when weather is significantly warmer than normal and provides its customers with price protection when the weather is significantly colder than normal. The current WNA period extends from April 2010 to March 2011 and provides for a weather band of 3% above and below the 30-year average. For the nine-month WNA period ended December 31, 2010, the number of heating degree days fell within the 3% band of the 30-year average. However, as of December 31, 2009, total heating degree days for the prior WNA period of April 2009 through December 2009 were approximately 6% less than the 30-year average. As the number of heating degree days fell outside the current 3% weather band, the Company recorded approximately $145,000 in additional revenues for the nine-month period ended December 31, 2009 to reflect the estimated impact of the WNA for the difference in margin realized for weather between 6% and 3% warmer than the 30-year average.

RGC RESOURCES, INC. AND SUBSIDIARIES

The commodity price of natural gas has continued its downward trend that began in July 2008 when prices peaked at more than $13.00 per decatherm. Prices declined to under $4.00 per decatherm at September 30, 2010 and have only increased to approximately $4.50 per decatherm through the first half of the current heating season. The low commodity price of natural gas has reduced the gas cost component of the Company’s billing rates making natural gas an attractive low cost fuel source as evidenced by the 119 customers who converted from other heating sources to natural gas during the quarter. Currently, futures prices for natural gas on the NYMEX (New York Mercantile Exchange) do not exceed $5.50 per decatherm over the next 24 months, implying relative price stability for 2011 and 2012.

Although the lower natural gas prices will benefit customers by keeping the Company’s billing rates low, the decline in the total value of gas in storage has also resulted in a reduction in carrying cost revenues. The Company has an approved rate structure in place that mitigates the impact of financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs or “carrying costs” of its investment in natural gas inventory. The carrying cost revenue factor applied to inventory is based on the Company’s weighted average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing inventory costs and lower inventory balances, the Company recognizes less carrying cost revenue as financing costs are lower. As a result of the declining commodity price of natural gas, the average price of gas in storage has declined from last year’s levels. The lower average price in storage, combined with lower inventory balances due to the colder weather, has resulted in a $79,000 reduction in carrying cost revenues for the first quarter of fiscal 2011. Carrying cost revenues are expected to continue to fall below last year’s levels during the second and third quarter of 2011.

Generally, as investment in natural gas inventory increases so does the level of borrowing under the Company’s line-of-credit. However, as the carrying cost factor used in determining carrying cost revenues is based on the Company’s weighted average cost of capital, carrying cost revenues do not directly correspond with incremental short-term financing costs. Therefore, when inventory balances decline due to a reduction in commodity prices, net income will decline as carrying cost revenues decrease by a greater amount than short-term financing costs decrease. The inverse occurs when inventory costs increase. Due to its strong cash position related to lower gas costs and other factors, the Company has not accessed its line-of-credit facility since early 2009.

RGC RESOURCES, INC. AND SUBSIDIARIES

Results of Operations

Three Months Ended December 31, 2010:

The table below reflects operating revenues, volume activity and heating degree-days.

	Three Months Ended December 31,		Increase/ (Decrease)
	2010	2009		Percentage

Operating Revenues
Gas Utilities	$22,248,553	$22,809,167	$(560,614)	-2%
Other	299,206	343,743	(44,537)	-13%

Total Operating Revenues	$22,547,759	$23,152,910	$(605,151)	-3%

Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	2,379,115	2,086,233	292,882	14%
Transportation and Interruptible	769,794	701,269	68,525	10%

Total	3,148,909	2,787,502	361,407	13%

Heating Degree Days (Unofficial)	1,719	1,487	232	16%

Total operating revenues for the three months ended December 31, 2010 compared to the same period last year decreased due to significantly lower natural gas prices more than offsetting an increase in natural gas deliveries and the implementation of a non-gas base rate increase. The per unit cost of natural gas reflected in the cost of sales decreased by 20% compared to last year. The 13% increase in total delivered volumes resulted from the colder weather and what appears to be an improving local economy.

	Three Months Ended December 31,		Increase/ (Decrease)
	2010	2009		Percentage
Gross Margin
Gas Utilities	$8,096,792	$7,626,813	$469,979	6%
Other	132,772	166,186	(33,414)	-20%

Total Operating Margin	$8,229,564	$7,792,999	$436,565	6%

Regulated natural gas margins from utility operations increased from the same period last year as a result of increased total natural gas deliveries for the quarter and the implementation of a non-gas

RGC RESOURCES, INC. AND SUBSIDIARIES

base rate increase effective for service rendered on and after November 1, 2010. Residential and commercial volumes rose by 14% over last year’s levels as the total number of heating degree days increased by 16%. Industrial volumes, which tend to be less weather sensitive than residential and commercial volumes, increased by 10% in part due to improving economic activity. As a result of the rate increase and the completion of several master meter conversions during the prior year, the Company realized approximately $110,000 in additional margin from customer base charges, which is a flat monthly fee billed to each natural gas customer. During 2010, the Company converted six apartment complexes from a single master meter for each building to individual meters located at each apartment. As discussed above, carrying cost revenues associated with natural gas inventories declined by $79,000 from last year corresponding with the continuing decline in the cost of gas in storage and are expected to continue to trend below prior year levels during the second and third quarters. Also, as discussed in more detail above, the prior year included an accrual of approximately $145,000 in WNA revenues for weather that was more than 3% warmer than the 30-year average.

The components of the gas utility margin increase are summarized below:

Net Margin Increase

Customer Base Charge	$110,623
WNA	(144,821)
Carrying Cost	(79,012)
Volumetric	583,294
Other	(105)

Total	$469,979

Other margins decreased by $33,414 from last year primarily due to a reduction in the level of contract services in unregulated operations.

Operations expenses increased by $177,964, or 6%, over the same period last year. Total employee benefit costs increased by approximately $76,000 over the same period last year due to a combination of higher pension and postretirement medical costs related to the amortization of a higher actuarial loss and higher health insurance premiums. The Company also capitalized approximately $87,000 less in overheads related to less capital and production activities during the quarter.

General taxes decreased by $9,053, or 3%, related to a reduction in payroll and other taxes.

Depreciation expense increased by $42,991, or 4%, on a corresponding increase in utility plant investment primarily due to the completion of several master meter conversion and distribution pipeline projects.

Other income, net, decreased by $4,659 primarily due to lower interest rates on the Company’s short-term cash investments and less interest on the note receivable.

RGC RESOURCES, INC. AND SUBSIDIARIES

Interest expense remained virtually unchanged as the Company’s total debt position has remained at the $28,000,000 level. The Company has been able to generate sufficient funds from its operations to meet its current cash needs without accessing its line-of-credit.

Income tax expense increased by $84,483, or 8%, which corresponds to the increase in pre-tax income for the quarter. The effective tax rate was 38% for both periods.

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

Revenue recognition – Regulated utility sales and transportation revenues are based on rates approved by the SCC. The non-gas cost component of rates may not be changed without a formal rate increase application and corresponding authorization by the SCC; however, the gas cost component of rates may be adjusted periodically through the PGA mechanism with administrative approval from the SCC. When the Company files a request for a non-gas rate increase, the SCC may allow the Company to place such rates into effect subject to refund

RGC RESOURCES, INC. AND SUBSIDIARIES

pending a final order. Under these circumstances, the Company will estimate the amount of rate increase it anticipates will be approved based on the best available information at the time. Utilizing this estimate, the Company records a provision for possible refund for actual revenues in excess of the amount estimated to be awarded. For the quarter ended December 31, 2010, the Company has recorded a reserve that management believes may be refundable to customers based on its estimates. The amount of the final rate award may be more or less than the amount reflected in the financial statements and will not be known until the Commission issues its order which is not expected before the end of the Company’s third quarter.

The Company bills its regulated natural gas customers on a monthly cycle. The billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for natural gas delivered to customers but not yet billed during the accounting period based on weather during the period and current and historical data. The financial statements included unbilled revenue of $7,202,270 and $6,004,771 as of December 31, 2010 and 2009, respectively.

Allowance for Doubtful Accounts – The Company evaluates the collectibility of its accounts receivable balances based upon a variety of factors including loss history, level of delinquent account balances, collections on previously written off accounts and the general economic climate.

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

Improvement in investment performance of the plans assets in 2010 has partially mitigated the effect the declining discount rate has had in valuing the pension plan and postretirement plan liabilities. However, the lower discount rate (5.25% on the pension plan and 5.00% on the post-retirement medical plan) combined with an increase in the medical trend rate has resulted in an increase in the negative funded position of both plans and an increase in the retirement plan expense during the current year. The funded status of both the pension plan and postretirement plan has resulted in continuing higher expected funding levels for the next several years. The Company currently expects to fund the pension plan for the current fiscal year at $1,000,000 and the postretirement medical plan at $700,000, including the $300,000 contribution to the pension plan in the current quarter. The Company will continue to evaluate its benefit plan funding

RGC RESOURCES, INC. AND SUBSIDIARIES

levels throughout the year in light of the requirements of the Pension Protection Act of 2006 and ongoing investment returns and make adjustments as necessary to avoid benefit restrictions and manage the cost of the benefit plans.

Derivatives – The Company may hedge certain risks incurred in its operation through the use of derivative instruments. The Company applies the requirements of FASB ASC No. 815, Derivatives and Hedging, which requires the recognition of derivative instruments as assets or liabilities in the Company’s balance sheet at fair value. In most instances, fair value is based upon quoted futures prices for natural gas commodities and interest rate futures for interest rate swaps. Changes in the commodity and futures markets will impact the estimates of fair value in subsequent periods. Furthermore, the actual market value at the point of realization of the derivative may be significantly different from the values used in determining fair value in prior financial statements.

Asset Management

Roanoke Gas uses a third party as an asset manager to manage its pipeline transportation and storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the third party pays Roanoke Gas a monthly utilization fee, which is used to reduce the cost of gas for customers. The current agreement expires in October 2013.

Regulatory Affairs

On September 13, 2010, the Company filed a request for an expedited increase in rates with the SCC. The request was for an increase of approximately $1,400,000 in annual non-gas revenues. As allowed under Virginia law for an expedited rate request, the Company placed the increased rates into effect for service rendered on and after November 1, 2010, subject to refund pending a final order by the SCC. The public hearing on the request for this rate increase is scheduled for March 24, 2011, with a final order expected some time after that date. The Company has recorded an estimated reserve that management believes may be refundable to customers based upon the current assessment of its rate increase request. The amount of the final rate award may be more or less than the amount reflected in the financial statements and will not be known until the final Commission order is received.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash and cash equivalents decreased by $2,458,699 for the three-month period ended December 31, 2010 compared to a $2,315,495 decrease for the same period last year. The following table summarizes the categories of uses of cash:

	December 31,
	2010	2009
Cash Flow Summary Three Months Ended:

Used in operating activities	$(500,970)	$(106,520)
Used in investing activities	(1,489,582)	(1,652,870)
Used in financing activities	(468,147)	(556,105)

Decrease in cash and cash equivalents	$(2,458,699)	$(2,315,495)

The seasonal nature of the natural gas business causes operating cash flows to fluctuate significantly during the year as well as from year to year. Factors including weather, energy prices, natural gas storage levels and customer collections all contribute to working capital levels and the related cash flows. Generally, operating cash flows are positive during the second and third quarters as a combination of earnings, declining storage gas levels and collections on customer accounts all contribute to higher cash levels. During the first and fourth quarters, operating cash flows generally decrease due to increases in natural gas storage levels, rising customer receivable balances and construction activity. For the three months ended December 31, 2010, cash used by operations increased by approximately $394,000 primarily due to increases in accounts receivable balances due to higher sales resulting from much colder December weather.

Investing activities are generally composed of expenditures under the Company’s construction program, which involves a combination of replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of its natural gas system to meet the demands of customer growth. Cash flows used in investing activities decreased by approximately $163,000 due to a reduced level of capital expenditures. Total capital expenditures were $1,489,582 and $1,652,870 for the three-month periods ended December 31, 2010 and 2009, respectively. The prior year includes expenditures for improvements to the liquefied natural gas facility. Roanoke Gas’ total capital budget for the current fiscal year exceeds $7,500,000, a $1,500,000 increase over the amounts expended in either fiscal 2010 or 2009. The higher projected level of capital expenditures is associated with a focus on its pipeline renewal program including the renewal of a significant portion of the distribution system in downtown Roanoke. Depreciation cash flow is expected to provide between 55% and 60% of the current year’s projected capital expenditures, with the balance of funding being dependent on other sources including net income and corporate borrowing activity.

Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit

RGC RESOURCES, INC. AND SUBSIDIARIES

arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flow used in financing activities declined by approximately $88,000, from $556,000 to $468,000 due to approximately 4,000 more shares of common stock issued this year compared to the same period last year. The impact of lower natural gas prices and their effect on reducing inventory and accounts receivable levels have generated sufficient levels of cash to avoid accessing the line-of-credit during the current quarter. With natural gas commodity prices projected to remain stable over the next 12 months, the Company expects to return to a more historical pattern of borrowing under the line-of-credit next winter.

The Company’s line-of-credit agreement will expire on March 31, 2011, unless extended. The Company anticipates being able to extend or replace its current line-of-credit agreement upon expiration; however, there is no guarantee that the line-of-credit will be extended or replaced on terms comparable to those currently in place.

On October 20, 2010, the Company executed a modification to its $15,000,000 unsecured variable rate note with the current lender under the same terms and covenants providing for the extension of the maturity date until March 31, 2012. Due to the economic climate and its effect on the credit markets and credit spreads, the Company was unable to extend the note at this time beyond the current 16-month extension without incurring a higher interest rate than is currently in place. The Company anticipates being able to extend this note prior to its maturity on a yearly basis under comparable terms to those currently in place until such time the corresponding swap on the note matures on December 1, 2015.

At December 31, 2010, the Company’s consolidated long-term capitalization, including current maturities of long-term debt, was 63% equity and 37% debt.

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

As of December 31, 2010, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

There were no changes in the internal controls over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

No changes to the item reported in the Annual Report on Form 10-K for the year ended September 30, 2010.

ITEM 1A – RISK FACTORS

Not required.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the “Restricted Stock Plan”), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to transferability restrictions (“restricted stock”). A participant can, subject to approval of Directors of the Company (the “Board”), elect to receive up to 100% of his or her retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company’s common stock on the NASDAQ Global Market on the first day of the month. The shares of restricted stock are issued in reliance on Section 3(a)(11) and Section 4(2) exemptions under the Securities Act of 1933 and are only transferable in the case of the participant’s death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant’s voluntary resignation during his or her term on the Board or (ii) removal for cause. During the quarter ended December 31, 2010, the Company issued a total of 702 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

Investment Date	Price	Number of Shares
10/1/2010	$30.200	241
11/1/2010	$31.399	232
12/1/2010	$31.810	229

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – RESERVED

ITEM 5 – OTHER INFORMATION

None.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 6 – EXHIBITS

Number	Description

10.1	Modification Number One to Promissory Note by Roanoke Gas Company in favor of Wells Fargo Bank, National Association, dated October 20, 2010 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed October 22, 2010.)

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

RGC RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC Resources, Inc.

Date: February 11, 2011	By:	/s/ Howard T. Lyon
Howard T. Lyon
Vice-President, Treasurer and CFO