Form 10-Q
period 2011-03-31
RGC RESOURCES INC
filed 2011-05-13
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock, $5 Par Value	2,298,133

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2011	September 30, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,585,330	$6,745,630
Accounts receivable (less allowance for uncollectibles of $380,503 and $65,275, respectively)	9,047,270	3,273,627
Note receivable	87,000	87,000
Materials and supplies	577,035	563,178
Gas in storage	4,455,933	13,810,208
Prepaid income taxes	—	2,532,057
Deferred income taxes	4,360,521	3,436,923
Other	1,347,720	1,206,367

Total current assets	38,460,809	31,654,990

UTILITY PROPERTY:
In service	125,858,376	123,073,541
Accumulated depreciation and amortization	(44,317,105)	(43,084,808)

In service, net	81,541,271	79,988,733
Construction work in progress	1,389,649	1,466,658

Utility plant, net	82,930,920	81,455,391

OTHER ASSETS:
Note receivable	952,000	1,039,000
Regulatory assets	6,389,313	6,480,325
Other	103,376	53,610

Total other assets	7,444,689	7,572,935

TOTAL ASSETS	$128,836,418	$120,683,316

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2011	September 30, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$15,000,000	$—
Dividends payable	781,365	750,786
Accounts payable	6,231,888	4,572,917
Customer credit balances	574,654	2,637,380
Income taxes payable	1,532,466	—
Customer deposits	1,751,469	1,632,977
Accrued expenses	2,033,041	2,058,643
Over-recovery of gas costs	4,766,699	2,581,600
Fair value of marked-to-market transactions	2,498,990	3,619,705

Total current liabilities	35,170,572	17,854,008

LONG-TERM DEBT	13,000,000	28,000,000

DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	3,115,304	3,073,782
Regulatory cost of retirement obligations	8,017,798	7,699,319
Benefit plan liabilities	9,989,248	9,850,526
Deferred income taxes	8,885,528	7,860,064
Deferred investment tax credits	28,520	35,870

Total deferred credits and other liabilities	30,036,398	28,519,561

STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 2,297,387 and 2,274,432, respectively	11,486,935	11,372,160
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	18,032,457	17,462,670
Retained earnings	24,272,165	21,341,740
Accumulated other comprehensive loss	(3,162,109)	(3,866,823)

Total stockholders’ equity	50,629,448	46,309,747

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,836,418	$120,683,316

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
OPERATING REVENUES:
Gas utilities	$26,773,008	$31,242,734	$49,021,561	$54,051,901
Other	299,561	397,587	598,767	741,330

Total operating revenues	27,072,569	31,640,321	49,620,328	54,793,231

COST OF SALES:
Gas utilities	17,723,904	22,085,000	31,875,665	37,267,354
Other	147,299	186,228	313,733	363,785

Total cost of sales	17,871,203	22,271,228	32,189,398	37,631,139

GROSS MARGIN	9,201,366	9,369,093	17,430,930	17,162,092

OTHER OPERATING EXPENSES:
Operations	2,992,916	2,821,444	5,926,237	5,576,801
Maintenance	357,241	364,977	717,112	725,697
General taxes	343,211	345,065	658,864	669,771
Depreciation and amortization	1,001,978	958,987	2,003,957	1,917,975

Total other operating expenses	4,695,346	4,490,473	9,306,170	8,890,244

OPERATING INCOME	4,506,020	4,878,620	8,124,760	8,271,848

OTHER INCOME, Net	14,940	15,985	32,748	38,452

INTEREST EXPENSE	456,285	455,871	918,468	920,768

INCOME BEFORE INCOME TAXES	4,064,675	4,438,734	7,239,040	7,389,532

INCOME TAX EXPENSE	1,544,861	1,685,716	2,749,862	2,806,234

NET INCOME	2,519,814	2,753,018	4,489,178	4,583,298

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX	207,673	(138,169)	704,714	159,239

COMPREHENSIVE INCOME	$2,727,487	$2,614,849	$5,193,892	$4,742,537

BASIC EARNINGS PER COMMON SHARE	$1.10	$1.22	$1.96	$2.04

DILUTED EARNINGS PER COMMON SHARE	$1.10	$1.22	$1.96	$2.03

DIVIDENDS DECLARED PER COMMON SHARE	$0.34	$0.33	$0.68	$0.66

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS

ENDED MARCH 31, 2011 AND 2010

UNAUDITED

	Six Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,489,178	$4,583,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,082,455	1,990,591
Cost of removal of utility plant, net	(146,269)	(146,127)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	9,053,571	5,699,951

Net cash provided by operating activities	15,478,935	12,127,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(2,882,623)	(3,235,029)

Net cash used in investing activities	(2,882,623)	(3,235,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on collection of note	87,000	87,000
Proceeds from issuance of stock (22,955 and 19,301 shares, respectively)	684,562	536,378
Cash dividends paid	(1,528,174)	(1,457,555)

Net cash used in financing activities	(756,612)	(834,177)

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,839,700	8,058,507

BEGINNING CASH AND CASH EQUIVALENTS	6,745,630	7,422,360

ENDING CASH AND CASH EQUIVALENTS	$18,585,330	$15,480,867

SUPPLEMENTAL INFORMATION:
Cash paid (refunded) during the period for:
Interest	$900,233	$907,505
Income taxes	(1,000,000)	583,000

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly RGC Resources, Inc.’s financial position as of March 31, 2011 and the results of its operations for the three months and six months ended March 31, 2011 and 2010 and its cash flows for the six months ended March 31, 2011 and 2010. The results of operations for the three months and six months ended March 31, 2011 are not indicative of the results to be expected for the fiscal year ending September 30, 2011 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

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

On November 1, 2010, Roanoke Gas Company placed into effect new base rates, subject to refund, that provided for approximately $1,400,000 in additional annual non-gas revenues. On March 11, 2011, the Company reached a stipulated agreement with the SCC staff for a non-gas rate award in the amount of $814,000 in additional annual non-gas revenues. On March 31, 2011, the Hearing Examiner issued a report accepting the stipulated agreement

RGC RESOURCES, INC. AND SUBSIDIARIES

and recommended the Commission issue a final order approving the stipulated amount. On April 6, 2011, the SCC issued a final order accepting the Hearing Examiner’s report. The Company has recorded a provision for rate refund including interest associated with customer billings for the difference between the rates placed into effect on November 1 and the final rates approved by the SCC.

3.	Debt

On March 14, 2011, the Company and Wells Fargo Bank (formerly Wachovia Bank) renewed its line-of-credit agreement. The new agreement maintained the same variable interest rate of 30 day LIBOR plus 100 basis points and the availability fee equal to 15 basis points applied to the difference between the face amount of the note and the average outstanding balance during the period. The Company continued the multi-tiered borrowing limits to accommodate seasonal borrowing demands and to minimize borrowing costs. Effective April 1, 2011, the Company’s total available borrowing limits during the term of the line-of-credit agreement ranges from $1,000,000 to $5,000,000.

The line-of-credit agreement will expire March 31, 2012, unless extended. The Company anticipates being able to extend or replace the credit line upon expiration. At March 31, 2011, the Company had no outstanding balance under its line-of-credit agreement.

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

The Company enters into collars, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. The fair value of these instruments is recorded in the balance sheet with the offsetting entry to either under-recovery of gas costs or over-recovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded to customers through the purchased gas adjustment clause (“PGA”) included as part of the Company’s billing rate. During the quarter ended March 31, 2011, the Company had settled all outstanding derivative collar arrangements for the purchase of natural gas.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

The table below reflects the fair values of the derivative instruments and their corresponding classification in the consolidated balance sheets under the current liabilities caption of “Fair value of marked-to-market transactions” as of March 31, 2011 and September 30, 2010:

	March 31, 2011	September 30, 2010
Derivatives designated as hedging instruments:

Interest rate swaps	$2,498,990	$3,536,545
Natural gas collar arrangements	—	83,160

Total derivatives designated as hedging instruments	$2,498,990	$3,619,705

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

RGC RESOURCES, INC. AND SUBSIDIARIES

5.	Comprehensive Income

A summary of other comprehensive income and loss is provided below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Interest Rate SWAPs

Unrealized gains (losses)	$53,038	$(494,445)	$567,038	$(290,871)
Income tax	(20,133)	187,692	(215,246)	110,416

Net unrealized gains (losses)	32,905	(306,753)	351,792	(180,455)

Transfer of realized losses to interest expense	232,529	234,343	470,517	472,758
Income tax	(88,268)	(88,957)	(178,609)	(179,460)

Net transfer of realized losses to interest expense	144,261	145,386	291,908	293,298

Defined Benefit Plans

Transfer of realized losses to income	37,401	25,619	74,802	51,238
Income tax	(14,198)	(9,725)	(28,396)	(19,450)

Net transfer of realized losses to income	23,203	15,894	46,406	31,788

Amortization of transition obligation	11,773	11,773	23,546	23,546
Income tax	(4,469)	(4,469)	(8,938)	(8,938)

Net amortization of transition obligation	7,304	7,304	14,608	14,608

Net other comprehensive income (loss)	$207,673	$(138,169)	$704,714	$159,239

Accumulated comprehensive loss - beginning of period	(3,369,782)	(2,587,298)	(3,866,823)	(2,884,706)

Accumulated comprehensive loss - end of period	$(3,162,109)	$(2,725,467)	$(3,162,109)	$(2,725,467)

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of accumulated comprehensive loss as of March 31, 2011 and September 30, 2010 include:

	March 31	September 30
	2011	2010

Interest rate swaps	$(1,550,373)	$(2,194,073)
Pension plan	(1,080,261)	(1,113,787)
Postretirement benefit plan	(531,475)	(558,963)

Total accumulated comprehensive loss	$(3,162,109)	$(3,866,823)

6.	Weighted Average Shares

Basic earnings per common share for the three months and six months ended March 31, 2011 and 2010 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three months and six months ended March 31, 2011 are calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all stock options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. There were no anti-dilutive securities in the respective periods. A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Weighted average common shares	2,292,015	2,251,922	2,286,046	2,247,111

Effect of dilutive securities:
Options to purchase common stock	4,318	7,719	4,731	7,665

Diluted average common shares	2,296,333	2,259,641	2,290,777	2,254,776

7.	Commitments and Contingencies

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Components of net periodic pension cost:

Service cost	$119,809	$112,215	$239,618	$224,430
Interest cost	227,219	213,411	454,438	426,822
Expected return on plan assets	(232,052)	(204,657)	(464,104)	(409,314)
Recognized loss	81,793	68,778	163,586	137,556

Net periodic pension cost	$196,769	$189,747	$393,538	$379,494

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Components of postretirement benefit cost:

Service cost	$48,711	$39,946	$97,422	$79,892
Interest cost	144,994	128,359	289,988	256,718
Expected return on plan assets	(89,320)	(81,263)	(178,640)	(162,526)
Amortization of transition obligation	47,223	47,223	94,446	94,446
Recognized loss	50,288	17,134	100,576	34,268

Net postretirement benefit cost	$201,896	$151,399	$403,792	$302,798

The Company contributed $300,000 to its pension plan during the six-month period ended March 31, 2011. The Company currently expects to make a total contribution of approximately $1,000,000 to its pension plan and $700,000 to its postretirement benefit plan during the fiscal year ending September 30, 2011. The Company will continue to evaluate its benefit plan funding levels throughout the year.

9.	Environmental Matters

Both Roanoke Gas Company and a previously owned gas subsidiary operated manufactured gas plants (MGPs) as a source of fuel for lighting and heating until the early 1950s. A by-product of operating MGPs was coal tar, and the potential exists for on-site tar waste contaminants at the former plant sites. Should the Company eventually be required to remediate either site, it will pursue all prudent and reasonable means to recover any related costs, including insurance claims and regulatory approval for rate case recognition of expenses associated with any work required.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements by level within the fair value hierarchy as of March 31, 2011 and September 30, 2010:

		Fair Value Measurements - March 31, 2011
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Natural gas purchases	$2,076,239	$—	$2,076,239	$—
Interest rate swaps	2,498,990	—	2,498,990	—
Natural gas derivative	—	—	—	—

Total	$4,575,229	$—	$4,575,229	$—

		Fair Value Measurements – September 30, 2010
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Natural gas purchases	$980,334	$—	$980,334	$—
Interest rate swaps	3,536,545	—	3,536,545	—
Natural gas derivative	83,160	—	83,160	—

Total	$4,600,039	$—	$4,600,039	$—

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At March 31, 2011 and September 30, 2010, the Company had a liability in accounts payable reflecting the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

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

The fair value of the natural gas derivatives, included in the line item “Fair Value of marked-to-market transactions”, is determined by applying the NYMEX futures prices to the hedged volumes for each month covered by the derivative contracts. The Company had no outstanding natural gas derivatives at March 31, 2011.

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows to settle the obligation.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of March 31, 2011 and September 30, 2010.

	March 31, 2011		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Note receivable	$1,039,000	$1,077,769	$1,126,000	$1,156,755

Liabilities:
Long-term debt	$28,000,000	$29,086,185	$28,000,000	$29,452,040

Note receivable is composed of $87,000 in current assets and $952,000 in other assets. Long-term debt includes current maturities of long-term debt of $15,000,000.

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

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of March 31, 2011 and September 30, 2010, no single customer accounted for more than 5% of total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants. The Company is also exposed to credit risk of nonperformance by the counterparty on its commodity-based collar agreements. The Company uses financially sound institutions to mitigate the risk of nonperformance on those contracts.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, RGC Resources, Inc. (“Resources” or the “Company”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the following: (i) general economic conditions both locally and nationally; (ii) impact of potential climate change legislation regarding limitations on carbon dioxide emissions; (iii) impact of potential increased regulatory oversight and compliance requirements due to financial, environmental, safety and system integrity laws and regulations; (iv) failure to obtain timely rate relief from regulatory authorities for increasing operating or gas costs; (v) the potential loss of large-volume industrial customers to alternate fuels, facility closings or production changes; (vi) ability to attract and retain professional and technical employees to replace an aging work force; (vii) rising interest rates; (viii) effect of weather conditions and natural disasters on production and distribution facilities and the related effect on supply availability and price; (ix) changes in accounting regulations and practices, which could change the accounting treatment for certain transactions and increase the cost of compliance; (x) access to capital markets and the availability of debt and equity financing to support future capital expenditures; (xi) volatility in actuarially determined benefit costs and plan asset performance; (xii) increased customer delinquencies and conservation efforts resulting from high fuel costs, difficult economic conditions and/or colder weather; (xiii) volatility in the price and availability of natural gas including restrictions on the exploration and development of natural gas reserves; and (xiv) impact of potential increases in corporate income tax rates and other taxes. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.

Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.

RGC RESOURCES, INC. AND SUBSIDIARIES

The three-month and six-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2011. The total revenues and margins realized during the first six months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings for the balance of the fiscal year will depend primarily on weather conditions during the early spring and the level of operating and maintenance costs during the remainder of the year.

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 58,600 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding localities through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for terms and conditions set by the Virginia State Corporation Commission (“SCC”).

Resources also provides certain unregulated services through Roanoke Gas. Such unregulated operations represent less than 3% of total revenues and margin of Resources on an annual basis.

The Company’s utility operations are regulated by the SCC which oversees the terms, conditions, and rates to be charged to customers for natural gas service, safety standards, extension of service, accounting and depreciation. The Company is also subject to federal regulation from the Department of Transportation in regard to the construction, operation, maintenance, safety and pipeline integrity of its transmission and distribution pipeline. The Federal Energy Regulatory Commission regulates the prices for the transportation and delivery of natural gas to the Company’s distribution system and underground storage services. The Company is also subject to other regulations which are not necessarily industry specific.

The SCC authorizes the rates and fees that the Company charges its customers for regulated natural gas service. Over the past several years, the Company has implemented certain approved rate mechanisms that reduce some of the volatility in earnings associated with variations in winter weather and the cost of natural gas.

Since 2003, Roanoke Gas Company has had in place a weather normalization adjustment mechanism (“WNA”) based on a weather measurement band around the most recent 30-year temperature average. Because the SCC authorizes billing rates for the utility operations of Roanoke Gas based on normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. Therefore, the WNA provides the Company with a level of earnings protection when weather is significantly warmer than normal and provides its customers with price protection when the weather is significantly colder than normal. The WNA mechanism provides for a weather band of 3% above and below the 30-year average, whereby the Company would bill its customers for the lost margin (excluding gas costs) for the impact of weather that was more than 3% warmer than normal or refund customers the excess margin earned for weather that was more than 3% colder than normal. The current WNA period extended from April 2010 to March 2011; however, the total number of heating degree days

RGC RESOURCES, INC. AND SUBSIDIARIES

during the period fell within the weather band. As a result, the WNA mechanism was not triggered for the period. During last year, the Company recorded a WNA adjustment of approximately $145,000 for the period ended December 31, 2009 as the weather for the nine-month period was 6% warmer than normal. However, the weather during the quarter ended March 31, 2010 was colder than normal resulting in the 12 month variance in heating degree days to fall within the 3% WNA band and the reversal of the December WNA accrual.

The Company also has an approved rate structure in place that mitigates the impact of financing costs of its natural gas inventory. Over the past three years, the commodity price of natural gas has fluctuated significantly with the price peaking at more than $13 a decatherm in July 2008 to under $4 a decatherm during 2010. Currently the price is under $4.50 a decatherm. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs”, of its investment in natural gas inventory. The carrying cost revenue factor applied to inventory is based on the Company’s weighted average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing inventory costs and lower inventory balances, the Company recognizes less carrying cost revenue as financing costs are lower. As a result of the declining commodity price of natural gas, the average price of gas in storage has declined from last year’s levels. The lower average price in storage, combined with lower inventory balances, has resulted in a $52,000 reduction in carrying cost revenues for the second quarter of fiscal 2011 and a $131,000 reduction for the six month period. Carrying cost revenues are expected to be near or slightly less than last year’s levels for the balance of the Company’s fiscal year.

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

RGC Resources is committed to the safe and reliable delivery of natural gas to its customers. Since 1991, the Company has placed an increased emphasis on the renewal and replacement of its cast iron and bare steel natural gas distribution pipelines. During this time, the Company has replaced approximately 135 miles of pipe with plastic or coated steel pipe. Approximately 65 miles of cast iron and bare steel pipe remain in the system and management anticipates replacing the remainder of this pipe over the next 8 years.

RGC RESOURCES, INC. AND SUBSIDIARIES

Results of Operations

Three Months Ended March 31, 2011:

Net income decreased by approximately $233,000 for the quarter ended March 31, 2011 compared to the same period last year. A combination of a reduction in natural gas deliveries due to warmer weather and higher operation expenses were the key contributors to the decline in quarterly results.

The table below reflects operating revenues, volume activity and heating degree-days.

	Three Months Ended
	March 31,		Increase/
	2011	2010	(Decrease)	Percentage

Operating Revenues
Gas Utilities	$26,773,008	$31,242,734	$(4,469,726)	-14%
Other	299,561	397,587	(98,026)	-25%

Total Operating Revenues	$27,072,569	$31,640,321	$(4,567,752)	-14%

Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	3,014,494	3,384,178	(369,684)	-11%
Transportation and Interruptible	805,186	748,870	56,316	8%

Total Delivered Volumes	3,819,680	4,133,048	(313,368)	-8%

Heating Degree Days (Unofficial)	2,081	2,321	(240)	-10%

Total operating revenues for the three months ended March 31, 2011, compared to the same period last year, decreased due to a combination of fewer natural gas deliveries and lower natural gas commodity prices. The per unit cost of natural gas reflected in the cost of sales decreased by 12% compared to last year. The 8% decrease in total delivered volumes resulted from the effect of warmer winter weather on residential and commercial volumes partially offset by increases in industrial consumption from what appears to be an improving local economy.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31,		Increase/
	2011	2010	(Decrease)	Percentage
Gross Margin

Gas Utilities	$9,049,104	$9,157,734	$(108,630)	-1%
Other	152,262	211,359	(59,097)	-28%

Total Gross Margin	$9,201,366	$9,369,093	$(167,727)	-2%

Regulated natural gas margins from utility operations decreased from the same period last year primarily as a result of a decline in total natural gas deliveries for the quarter offset by the implementation of a non-gas base rate increase effective for service rendered on and after November 1, 2010. Residential and commercial volumes declined by 11% from last year’s levels as the total number of heating degree days decreased by 10%. Industrial volumes, which tend to be less weather sensitive than residential and commercial volumes, increased by 8% in part due to improving economic activity. As a result of the rate increase and the completion of several master meter conversion projects during the prior year, the Company realized approximately $121,000 in additional margin from customer base charges, which is a flat monthly fee billed to each natural gas customer. During 2010, the Company converted six apartment complexes from a single master meter for each building to individual meters located at each apartment. As discussed above, carrying cost revenues associated with natural gas inventories declined by $52,000 from last year corresponding with lower storage levels and price. The Company began summer storage injections in April with prices anticipated to be comparable to the price of gas delivered to storage last year. Also, as discussed in more detail in Note 2 above, the prior year included a reversal of December’s WNA accrual of approximately $145,000.

The components of the gas utility margin decrease are summarized below:

Net Margin Decrease

Customer Base Charge	$120,980
WNA	144,821
Carrying Cost	(52,344)
Volumetric	(308,989)
Other	(13,098)

Total	$(108,630)

Other margins decreased by $59,097 from last year primarily due to a reduction in the level of contract services in unregulated operations. More than half of the revenues and margins included under the caption of “Other” are subject to variations in the level of activity. Furthermore, the contracts to provide these services are generally one year in length and are subject to rebidding by the customer on an annual basis.

RGC RESOURCES, INC. AND SUBSIDIARIES

Operation and maintenance expenses increased by $163,736, or 5%, over the same period last year. Total employee labor and benefit costs increased by approximately $128,000 over the same period last year due to a combination of higher labor allocations to operations, increased pension and postretirement medical costs related to the amortization of a higher actuarial loss and higher health insurance premiums. Legal expenses increased by $17,000 associated with interpreting and implementing new proxy rules and updating corporate policies and documents.

General taxes were nearly unchanged as a reduction in payroll taxes offset increases in property taxes.

Depreciation expense increased by $42,991, or 4%, on a corresponding increase in utility plant investment primarily due to the completion of several master meter conversion and distribution pipeline projects.

Other income, net, decreased by $1,045 primarily due to a reduction in the note receivable balance.

Interest expense remained virtually unchanged as the Company’s total debt position has remained at the $28,000,000 level. The Company has been able to generate sufficient funds from its operations to meet its current cash needs without accessing its line-of-credit.

Income tax expense decreased by $140,855, or 8%, which corresponds to the reduction in pre-tax income for the quarter. The effective tax rate was 38% for both periods.

Six Months Ended March 31, 2011:

The table below reflects operating revenues, volume activity and heating degree days.

	Six Months Ended
	March 31,		Increase/
	2011	2010	(Decrease)	Percentage

Operating Revenues
Gas Utilities	$49,021,561	$54,051,901	$(5,030,340)	-9%
Other	598,767	741,330	(142,563)	-19%

Total Operating Revenues	$49,620,328	$54,793,231	$(5,172,903)	-9%

Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	5,393,609	5,470,411	(76,802)	-1%
Transportation and Interruptible	1,574,980	1,450,139	124,841	9%

Total Delivered Volumes	6,968,589	6,920,550	48,039	1%

Heating Degree Days (Unofficial)	3,800	3,808	(8)	0%

RGC RESOURCES, INC. AND SUBSIDIARIES

Total operating revenues for the six months ended March 31, 2011 compared to the same period last year decreased due to reductions in the cost of natural gas more than offsetting an increase in the non-gas base rates. The average cost of gas delivered declined by 14% from last year. Total natural gas deliveries increased by less than 1% on nearly the same number of heating degree days. Residential and commercial volumes declined by 1% while transportation volumes increased 9% due to improvement in production activities. Other revenues decreased by 19% related primarily to a reduced level of contract services.

	Six Months Ended
	March 31,		Increase/
	2011	2010	(Decrease)	Percentage
Gross Margin

Gas Utilities	$17,145,896	$16,784,547	$361,349	2%
Other	285,034	377,545	(92,511)	-25%

Total Gross Margin	$17,430,930	$17,162,092	$268,838	2%

Regulated natural gas margins increased primarily due to the implementation of a non-gas base rate increase which more than offset a reduction in carrying cost revenues. The increased billing rates accounted for approximately $450,000 in higher margins with $130,000 attributable to customer base charges and the balance related to volumetric sales. Although total delivered volumes increased by 1%, the reduction in the higher margin residential and commercial sales offset the growth in transportation and industrial volumes. Carrying cost revenues decreased by approximately $131,000 due to lower average investment in natural gas storage during the period. The components of the regulated margin increase are summarized below:

Net Margin Increase

Customer Base Charge	$231,603
Carrying Cost	(131,356)
Volumetric	274,305
Other	(13,203)

Total	$361,349

Other margins decreased by $92,511 due to a reduction in the level of contracted services in the unregulated operations.

Operation and maintenance expenses increased by $340,851, or 5%, for the six-month period ended March 31, 2011 compared to the same period last year. Total labor and employee benefit costs increased by approximately $219,000 for the same reasons as discussed above. The Company also capitalized approximately $48,000 less in overheads related to less capital and production activities. Professional fees increased by approximately $30,000 primarily due to legal services and costs related to new public-company filing requirements.

RGC RESOURCES, INC. AND SUBSIDIARIES

General taxes decreased $10,907, or 2%, for the six-month period ended March 31, 2011 compared to the same period last year related to lower payroll and other taxes.

Depreciation expense increased by $85,982, or 4%, corresponding to the increase in utility plant investment.

Other income, net, decreased $5,704 due to the reduction in the note receivable balance.

Interest expense remained nearly unchanged due to the absence of borrowing under the Company’s line-of-credit.

Income tax expense declined by $56,372, or 2%, which corresponds to the decrease in pre-tax income. The effective tax rate was 38% for both periods.

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

If, for any reason, the Company ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the Company would remove the regulatory assets or liabilities from the balance sheet related to those elements no longer meeting the criteria and include them in the consolidated statement of income and comprehensive income for the period in which the discontinuance occurred.

RGC RESOURCES, INC. AND SUBSIDIARIES

Revenue recognition – Regulated utility sales and transportation revenues are based on rates approved by the SCC. The non-gas cost component of rates may not be changed without a formal rate application and corresponding authorization by the SCC; however, the gas cost component of rates may be adjusted periodically through the PGA mechanism with administrative approval from the SCC. When the Company files a request for a non-gas rate increase, the SCC may allow the Company to place such rates into effect subject to refund pending a final order. Under these circumstances, the Company will estimate the amount of rate increase it anticipates will be approved based on the best available information at the time. With the SCC issuing its final order on April 6, 2011, the Company recorded a rate refund reserve for the difference between the rates placed into effect on November 1, 2010 and the final approved rates.

The Company bills its regulated natural gas customers on a monthly cycle. The billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for natural gas delivered to customers but not yet billed during the accounting period based on weather during the period and current and historical data. The financial statements included unbilled revenue of $2,765,423 and $2,240,912 as of March 31, 2011 and 2010, respectively.

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

Improvement in investment performance of the plans’ assets in 2010 has partially mitigated the effect the declining discount rate has had in valuing the pension plan and postretirement plan liabilities. However, the lower discount rate (5.25% on the pension plan and 5.00% on the post-retirement

RGC RESOURCES, INC. AND SUBSIDIARIES

medical plan) combined with an increase in the medical trend rate has resulted in an increase in the negative funded position of both plans and an increase in the retirement plan expense during the current year. Consequently, the funded status of both the pension plan and postretirement plan has resulted in continuing higher expected contribution levels for the next several years. The Company currently expects to fund the pension plan for the current fiscal year at $1,000,000 and the postretirement medical plan at $700,000, including the $300,000 contribution to the pension plan in December. The Company will continue to evaluate its benefit plan funding levels throughout the year in light of the requirements of the Pension Protection Act of 2006 and ongoing investment returns and make adjustments as necessary to avoid benefit restrictions and manage the cost of the benefit plans.

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

Regulatory

On November 1, 2010, Roanoke Gas Company placed into effect new base rates that provided for approximately $1,400,000 in additional annual non-gas revenues. On March 11, 2011, the Company reached a stipulated agreement with the SCC staff for a non-gas rate award in the amount of $814,000 in additional annual non-gas revenues. On March 31, 2011, the Hearing Examiner issued a report accepting the stipulated agreement and recommending the Commission issue a final order approving the stipulated amount. On April 6, 2011, the SCC issued a final order accepting the Hearing Examiner’s report. The Company has recorded a provision for rate refund including interest associated with customer billings in excess of the rates approved by the SCC. The Company anticipates completing the refund of the excess billings to its customers sometime during its fiscal third quarter.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

Cash and cash equivalents increased by $11,839,700 for the six-month period ended March 31, 2011 compared to an $8,058,507 increase for the same period last year. The following table summarizes the categories of uses of cash:

	Six Months Ended
	March 31,
	2011	2010
Cash Flow Summary Six Months Ended:

Provided by operating activities	$15,478,935	$12,127,713
Used in investing activities	(2,882,623)	(3,235,029)
Used in financing activities	(756,612)	(834,177)

Increase in cash and cash equivalents	$11,839,700	$8,058,507

The seasonal nature of the natural gas business causes operating cash flows to fluctuate significantly during the year as well as from year to year. Factors including weather, energy prices, natural gas storage levels and customer collections all contribute to working capital levels and the related cash flows. Generally, operating cash flows are positive during the second and third quarters as a combination of earnings, declining storage gas levels and collections on customer accounts all contribute to higher cash levels. During the first and fourth quarters, operating cash flows generally decrease due to increases in natural gas storage levels, rising customer receivable balances and construction activity. For the six months ended March 31, 2011, cash provided by operations increased by approximately $3,351,000 primarily due to an increase in over-recovery of gas costs and deferred tax liabilities. The balance in the over-recovery of gas costs will be reduced over the next several months. The increase in deferred income tax liability is attributable to the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, which was signed into law in December 2010. This Act extended the 50% bonus depreciation that expired December 31, 2009 and provided for 100% bonus depreciation for qualified investments from September 2010 through December 2011. As a result, the Company’s current federal income tax liability will be significantly reduced in the current year due to the 100% bonus tax depreciation claimed on qualifying capital expenditures during the current fiscal year and will be deferred until future periods.

Investing activities are generally composed of expenditures under the Company’s construction program, which involves a combination of replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of its natural gas system to meet the demands of

RGC RESOURCES, INC. AND SUBSIDIARIES

customer growth. Cash flows used in investing activities decreased by approximately $352,000 due to a reduced level of capital expenditures. Total capital expenditures were $2,882,623 and $3,235,029 for the six-month periods ended March 31, 2011 and 2010, respectively. The prior year includes expenditures for improvements to the liquefied natural gas facility. Roanoke Gas’ total capital budget for the current fiscal year exceeds $7,500,000, a $1,500,000 increase over the amounts expended in either fiscal 2010 or 2009. The higher projected level of capital expenditures is associated with a continued focus on its pipeline renewal program including the renewal of a significant portion of the distribution system in downtown Roanoke. Depreciation cash flow is expected to provide between 55% and 60% of the current year’s projected capital expenditures, with the balance of funding being dependent on other sources including net income and corporate borrowing activity.

Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flow used in financing activities declined by approximately $77,000, from $834,000 to $757,000 due to approximately 3,600 more shares of common stock issued this year compared to the same period last year. The impact of lower natural gas prices and their effect on reducing inventory and accounts receivable levels have generated sufficient levels of cash to avoid accessing the line-of-credit during the current and prior year. With natural gas commodity prices projected to remain stable over the next 12 months, the Company anticipates its need for working capital funding through its line-of-credit agreement to be minimal through next winter.

On March 14, 2011, the Company renewed its line-of-credit agreement for Roanoke Gas Company. The new agreement maintained the same terms and rates as provided for under the expired agreement. The interest rate is based on 30-day LIBOR plus 100 basis points and includes an availability fee of 15 basis points applied to the difference between the face amount of the note and the average outstanding balance during the period. The Company maintained the multi-tiered borrowing limits to accommodate seasonal borrowing demands and minimize overall borrowing costs. Under the new agreement, total available limits during its term were reduced from the prior agreement due to the expected reduced funding requirements. The new agreement provides for available limits ranging from $1,000,000 to $5,000,000. The line-of-credit agreement will expire March 31, 2012, unless extended. The Company anticipates being able to extend or replace the line-of-credit upon expiration; however, there is no guarantee that the line-of-credit will be extended or replaced under the same or equivalent terms currently in place.

On October 20, 2010, the Company executed a modification to its $15,000,000 unsecured variable rate note with the current lender under the same terms and covenants providing for the extension of the maturity date until March 31, 2012 to coincide with the expiration of the Company’s line-of-credit agreement. Due to the economic climate and its effect on the credit markets and credit spreads, the Company was unable to extend the note at this time beyond the current 16-month extension without incurring a higher interest rate than is currently in place. The Company anticipates being able to extend this note prior to its maturity on a yearly basis under comparable terms to those currently in place until such time the corresponding swap on the note matures on December 1, 2015.

RGC RESOURCES, INC. AND SUBSIDIARIES

At March 31, 2011, the Company’s consolidated long-term capitalization, including current maturities of long-term debt, was 64% equity and 36% debt.

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

As of March 31, 2011, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

There were no changes in the internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

No changes to the item reported in the Annual Report on Form 10-K for the year ended September 30, 2010.

ITEM 1A – RISK FACTORS

Not required.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the “Restricted Stock Plan”), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to transferability restrictions (“restricted stock”). A participant can, subject to approval of Directors of the Company (the “Board”), elect to receive up to 100% of his or her retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company’s common stock on the NASDAQ Global Market on the first day of the month. The shares of restricted stock are issued in reliance on Section 3(a)(11) and Section 4(2) exemptions under the Securities Act of 1933 and are only transferable in the case of the participant’s death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant’s voluntary resignation during his or her term on the Board or (ii) removal for cause. During the quarter ended March 31, 2011, the Company issued a total of 747 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

Investment Date	Price	Number of Shares
1/3/2011	$31.700	230
2/1/2011	$32.000	254
3/1/2011	$31.020	263

On February 1 and March 1, 2011, the Company issued a total of 775 shares of its common stock to certain employees and management personnel as rewards for performance and service. The 775 shares were not issued in a transaction constituting a “sale” within the meaning of section 2(a)(3) of the Act.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – RESERVED

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Number	Description

10.1	Promissory Note in the original principal amount of $15,000,000 by Roanoke Gas Company in favor of Wells Fargo Bank, N.A. dated March 14, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed March 16, 2011.)

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

RGC RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC Resources, Inc.

Date: May 13, 2011	By:	/s/ Howard T. Lyon
Howard T. Lyon
Vice-President, Treasurer and CFO