Form 10-Q
period 2011-06-30
RGC RESOURCES INC
filed 2011-08-15
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, $5 Par Value	2,308,466

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30, 2011	September 30, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,618,911	$6,745,630
Accounts receivable (less allowance for uncollectibles of $340,582 and and $65,275, respectively)	2,890,545	3,273,627
Note receivable	87,000	87,000
Materials and supplies	612,553	563,178
Gas in storage	9,316,841	13,810,208
Prepaid income taxes	—	2,532,057
Deferred income taxes	3,571,961	3,436,923
Other	1,112,925	1,206,367

Total current assets	34,210,736	31,654,990

UTILITY PROPERTY:
In service	126,967,479	123,073,541
Accumulated depreciation and amortization	(44,792,759)	(43,084,808)

In service, net	82,174,720	79,988,733
Construction work in progress	2,086,336	1,466,658

Utility plant, net	84,261,056	81,455,391

OTHER ASSETS:
Note receivable	952,000	1,039,000
Regulatory assets	6,346,268	6,480,325
Other	129,907	53,610

Total other assets	7,428,175	7,572,935

TOTAL ASSETS	$125,899,967	$120,683,316

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30, 2011	September 30, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$15,000,000	$—
Dividends payable	784,878	750,786
Accounts payable	6,623,571	4,572,917
Customer credit balances	1,049,661	2,637,380
Income taxes payable	355,754	—
Customer deposits	1,670,888	1,632,977
Accrued expenses	1,663,570	2,058,643
Over-recovery of gas costs	2,613,268	2,581,600
Fair value of marked-to-market transactions	2,829,966	3,619,705

Total current liabilities	32,591,556	17,854,008

LONG-TERM DEBT	13,000,000	28,000,000

DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	3,139,382	3,073,782
Regulatory cost of retirement obligations	8,094,185	7,699,319
Benefit plan liabilities	9,908,609	9,850,526
Deferred income taxes	8,970,261	7,860,064
Deferred investment tax credits	24,845	35,870

Total deferred credits and other liabilities	30,137,282	28,519,561

STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 2,307,716 and 2,274,432, respectively	11,538,580	11,372,160
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	18,297,585	17,462,670
Retained earnings	23,671,904	21,341,740
Accumulated other comprehensive loss	(3,336,940)	(3,866,823)

Total stockholders’ equity	50,171,129	46,309,747

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,899,967	$120,683,316

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
OPERATING REVENUES:
Gas utilities	$10,759,012	$10,050,355	$59,780,573	$64,102,256
Other	348,473	283,946	947,240	1,025,276

Total operating revenues	11,107,485	10,334,301	60,727,813	65,127,532

COST OF SALES:
Gas utilities	5,842,241	5,471,261	37,717,906	42,738,615
Other	200,257	151,731	513,990	515,516

Total cost of sales	6,042,498	5,622,992	38,231,896	43,254,131

GROSS MARGIN	5,064,987	4,711,309	22,495,917	21,873,401

OTHER OPERATING EXPENSES:
Operations and maintenance	3,012,695	2,977,662	9,656,044	9,280,160
General taxes	315,557	312,161	974,421	981,932
Depreciation and amortization	1,001,805	962,988	3,005,762	2,880,963

Total other operating expenses	4,330,057	4,252,811	13,636,227	13,143,055

OPERATING INCOME	734,930	458,498	8,859,690	8,730,346

OTHER INCOME, Net	19,611	16,309	52,359	54,761

INTEREST EXPENSE	456,314	455,551	1,374,782	1,376,319

INCOME BEFORE INCOME TAXES	298,227	19,256	7,537,267	7,408,788

INCOME TAX EXPENSE	113,610	5,790	2,863,472	2,812,024

NET INCOME	184,617	13,466	4,673,795	4,596,764

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX	(174,831)	(437,348)	529,883	(278,109)

COMPREHENSIVE INCOME (LOSS)	$9,786	$(423,882)	$5,203,678	$4,318,655

BASIC EARNINGS PER COMMON SHARE	$0.08	$0.01	$2.04	$2.04

DILUTED EARNINGS PER COMMON SHARE	$0.08	$0.01	$2.04	$2.03

DIVIDENDS DECLARED PER COMMON SHARE	$0.34	$0.33	$1.02	$0.99

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIODS

ENDED JUNE 30, 2011 AND 2010

UNAUDITED

	Nine Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,673,795	$4,596,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,123,379	2,989,830
Cost of removal of utility plant, net	(298,940)	(218,367)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	8,852,995	6,070,841

Net cash provided by operating activities	16,351,229	13,439,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(5,256,744)	(4,575,843)
Proceeds from disposal of equipment	—	10,265

Net cash used in investing activities	(5,256,744)	(4,565,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on collection of note	87,000	87,000
Proceeds from issuance of stock (33,284 and 26,737 shares, respectively)	1,001,335	771,761
Cash dividends paid	(2,309,539)	(2,203,224)

Net cash used in financing activities	(1,221,204)	(1,344,463)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,873,281	7,529,027

BEGINNING CASH AND CASH EQUIVALENTS	6,745,630	7,422,360

ENDING CASH AND CASH EQUIVALENTS	$16,618,911	$14,951,387

SUPPLEMENTAL INFORMATION:
Cash paid (refunded) during the period for:
Interest	$1,503,314	$1,509,863
Income taxes	(705,000)	919,000

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.	Basis of Presentation

RGC Resources, Inc. is an energy services company primarily engaged in the sale and distribution of natural gas. The consolidated financial statements include the accounts of RGC Resources, Inc. and its wholly owned subsidiaries (“Resources” or the “Company”); Roanoke Gas Company; Diversified Energy Company; and RGC Ventures of Virginia, Inc.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly RGC Resources, Inc.’s financial position as of June 30, 2011 and the results of its operations for the three months and nine months ended June 30, 2011 and 2010 and its cash flows for the nine months ended June 30, 2011 and 2010. The results of operations for the three months and nine months ended June 30, 2011 are not indicative of the results to be expected for the fiscal year ending September 30, 2011 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in Form 10-K for the year ended September 30, 2010. Newly adopted and newly issued accounting standards are discussed below.

Recently Adopted Accounting Standards

In July 2010, the FASB issued guidance under FASB ASC No. 310 - Receivables, to provide greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables on a disaggregated basis. Financing receivables represent a contractual right to receive money either on demand or on fixed or determinable dates and are recognized as assets on the entity’s balance sheet. The Company has two primary types of financing receivables: trade accounts receivable, resulting from the sale of natural gas and

RGC RESOURCES, INC. AND SUBSIDIARIES

other services to its customers, and a note receivable. Trade accounts receivable are specifically excluded from the provisions of this guidance as they are short-term in nature. The Company’s note receivable represents the balance on a five-year note with a fifteen year amortization for partial payment on the sale of the Bluefield, Virginia natural gas distribution assets to ANGD, LLC in October 2007. Interest on the note is accrued monthly and paid quarterly. The note is a performing asset with all principal and interest payments current. Management evaluates the status of the note each reporting period to make an assessment on the collectibility of the balance. In its most recent evaluation, management concluded that the note continued to be fully collectible and no loss reserve was required. The note would be considered past due if either the quarterly interest payment or the annual principal installment were outstanding for more than 30 days after their contractual due date. Additional information regarding this note is included under the fair value measurements section below.

Recently Issued Accounting Standards

In May 2011, the FASB issued guidance under FASB ASC No. 820 – Fair Value Measurement, which serves to converge guidance between the FASB and the International Accounting Standards Board (“IASB”) for fair value measurements and their related disclosures. This guidance provides for common requirements for measuring fair value and for disclosing information about fair value measurements including the consistency of the meaning of the term “fair value”. This guidance provides clarification about the application of existing fair value measurement and disclosure requirements as well as changes in particular requirements for measuring fair value or for disclosing information about fair value measurements. The new requirements are effective for interim and annual periods beginning after December 15, 2011. Management is currently evaluating the impact of this guidance but does not anticipate these changes to have a material impact on its financial position, results of operations or cash flows. However, management does anticipate the adoption of this guidance will result in changes to disclosures surrounding fair value.

In June 2011, the FASB issued guidance under FASB ASC No. 220 – Comprehensive Income that defines the presentation of Comprehensive Income in the financial statements. According to the guidance, an entity may present a single continuous statement of comprehensive income or two separate statements – a statement of income and a statement of other comprehensive income that immediately follows the statement of income. In either presentation, the entity is required to present on the face of the financial statement the components of other comprehensive income including the reclassification adjustment for items that are reclassified from other comprehensive income to net income. The new requirements are effective on a retrospective basis for interim and annual periods beginning after December 15, 2011. Management is currently evaluating the specific requirements of this guidance but does not anticipate these changes to have a material impact on its financial position or cash flows. Management does expect changes related to its statement of income and comprehensive income to include additional details currently included in the footnotes.

Other accounting standards that have been issued by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

RGC RESOURCES, INC. AND SUBSIDIARIES

2.	Stock Dividend

On July 25, 2011, the Board of Directors of RGC Resources, Inc. declared a two for one stock split effected in the form of a 100% share dividend upon the issued and outstanding common stock. The stock dividend is payable on September 1, 2011 to shareholders of record on August 15, 2011. As the stock dividend was declared subsequent to the end of the quarter, the Company’s average share count and earnings per share for the period ended June 30, 2011 were not adjusted for the increase in the number of shares.

3.	Rates and Regulatory Matters

The State Corporation Commission of Virginia (“SCC”) exercises regulatory authority over the natural gas operations of Roanoke Gas. Such regulation encompasses terms, conditions, and rates to be charged to customers for natural gas service; safety standards; extension of service; accounting and depreciation.

On November 1, 2010, Roanoke Gas Company placed into effect new base rates, subject to refund, that provided for approximately $1,400,000 in additional annual non-gas revenues. On March 11, 2011, the Company reached a stipulated agreement with the SCC staff for a non-gas rate award in the amount of $814,000 in additional annual non-gas revenues. On March 31, 2011, the Hearing Examiner issued a report accepting the stipulated agreement and recommended the Commission issue a final order approving the stipulated amount. On April 6, 2011, the SCC issued a final order accepting the Hearing Examiner’s report. In June 2011, the Company completed its refund for the difference between the rates placed into effect on November 1 and the final rates approved by the SCC.

4.	Short-Term Debt

On March 14, 2011, the Company and Wells Fargo Bank (formerly Wachovia Bank) renewed its line-of-credit agreement. The new agreement maintained the same variable interest rate of 30 day LIBOR plus 100 basis points and the availability fee equal to 15 basis points applied to the difference between the face amount of the note and the average outstanding balance during the period. The Company continued the multi-tiered borrowing limits to accommodate seasonal borrowing demands and to minimize borrowing costs. The Company’s total available borrowing limits during the remaining term of the line-of-credit agreement ranges from $1,000,000 to $5,000,000.

The line-of-credit agreement will expire March 31, 2012, unless extended. The Company anticipates being able to extend or replace the credit line upon expiration. At June 30, 2011, the Company had no outstanding balance under its line-of-credit agreement.

5.	Long-Term Debt

On October 20, 2010, the Company executed a modification of the $15,000,000 unsecured variable rate note dated November 28, 2005 with the current lender. This modification extended the due date for the principal balance to March 31, 2012 from the original maturity

RGC RESOURCES, INC. AND SUBSIDIARIES

date of December 1, 2010. All other terms and conditions provided for in the original note remain in place after the modification. The Company anticipates being able to renew this note on comparable terms as currently in place until such time the note co-terminates with the corresponding interest rate swap.

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

The Company periodically enters into collars, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. The fair value of these instruments is recorded in the balance sheet with the offsetting entry to either under-recovery of gas costs or over-recovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded to customers through the purchased gas adjustment clause (“PGA”) included as part of the Company’s billing rate. During the quarter ended June 30, 2011, the Company had no outstanding derivative collar arrangements for the purchase of natural gas.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The table below reflects the fair values of the derivative instruments and their corresponding classification in the consolidated balance sheets under the current liabilities caption of “Fair value of marked-to-market transactions” as of June 30, 2011 and September 30, 2010:

	June 30, 2011	September 30, 2010
Derivatives designated as hedging instruments:

Interest rate swaps	$2,829,966	$3,536,545
Natural gas collar arrangements	—	83,160

Total derivatives designated as hedging instruments	$2,829,966	$3,619,705

The table in Note 7 reflects the effect on income and other comprehensive income of the Company’s cash flow hedges.

Based on the current interest rate environment, management estimates that approximately $910,000 of the fair value on the interest rate hedges will be reclassified from other comprehensive loss into interest expense on the income statement over the next 12 months. Changes in LIBOR rates during this period could significantly change the amount estimated to be reclassified to income as well as the fair value of the interest rate hedges.

RGC RESOURCES, INC. AND SUBSIDIARIES

7.	Comprehensive Income

A summary of other comprehensive income and loss is provided below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Interest Rate SWAPs

Unrealized losses	$(567,898)	$(975,783)	$(860)	$(1,266,654)
Income tax	215,574	370,407	328	480,823

Net unrealized losses	(352,324)	(605,376)	(532)	(785,831)

Transfer of realized losses to interest expense	236,922	233,446	707,439	706,204
Income tax	(89,936)	(88,616)	(268,545)	(268,076)

Net transfer of realized losses to interest expense	146,986	144,830	438,894	438,128

Defined Benefit Plans

Transfer of realized losses to income	37,401	25,619	112,203	76,857
Income tax	(14,198)	(9,725)	(42,594)	(29,175)

Net transfer of realized losses to income	23,203	15,894	69,609	47,682

Amortization of transition obligation	11,773	11,773	35,319	35,319
Income tax	(4,469)	(4,469)	(13,407)	(13,407)

Net amortization of transition obligation	7,304	7,304	21,912	21,912

Net other comprehensive income (loss)	$(174,831)	$(437,348)	$529,883	$(278,109)

Accumulated comprehensive loss - beginning of period	(3,162,109)	(2,725,467)	(3,866,823)	(2,884,706)

Accumulated comprehensive loss - end of period	$(3,336,940)	$(3,162,815)	$(3,336,940)	$(3,162,815)

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of accumulated comprehensive loss as of June 30, 2011 and September 30, 2010:

	June 30	September 30
	2011	2010

Interest rate swaps	$(1,755,711)	$(2,194,073)
Pension plan	(1,063,498)	(1,113,787)
Postretirement benefit plan	(517,731)	(558,963)

Total accumulated comprehensive loss	$(3,336,940)	$(3,866,823)

8.	Earnings Per Share

Basic earnings per common share for the three months and nine months ended June 30, 2011 and 2010 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three months and nine months ended June 30, 2011 are calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Net Income	$184,617	$13,466	$4,673,795	$4,596,764

Weighted average common shares	2,302,214	2,263,119	2,291,436	2,252,447

Effect of dilutive securities:
Options to purchase common stock	3,767	6,384	4,428	7,272

Diluted average common shares	2,305,981	2,269,503	2,295,864	2,259,719

Earnings Per Share of Common Stock:
Basic	$0.08	$0.01	$2.04	$2.04
Diluted	$0.08	$0.01	$2.04	$2.03

9.	Commitments and Contingencies

Roanoke Gas currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in its service area. These franchises are effective through January 1, 2016. Certificates of public convenience and necessity in Virginia are exclusive and are intended for perpetual duration.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Components of net periodic pension cost:

Service cost	$119,809	$112,215	$359,427	$336,645
Interest cost	227,219	213,411	681,657	640,233
Expected return on plan assets	(232,052)	(204,657)	(696,156)	(613,971)
Recognized loss	81,793	68,778	245,379	206,334

Net periodic pension cost	$196,769	$189,747	$590,307	$569,241

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Components of postretirement benefit cost:

Service cost	$48,711	$39,946	$146,133	$119,838
Interest cost	144,994	128,359	434,982	385,077
Expected return on plan assets	(89,320)	(81,263)	(267,960)	(243,789)
Amortization of transition obligation	47,223	47,223	141,669	141,669
Recognized loss	50,288	17,134	150,864	51,402

Net postretirement benefit cost	$201,896	$151,399	$605,688	$454,197

The Company contributed $600,000 to its pension plan during the nine-month period ended June 30, 2011. The Company currently expects to make a total contribution of approximately $1,000,000 to its pension plan and $700,000 to its postretirement benefit plan during the fiscal year ending September 30, 2011. The Company will continue to evaluate its benefit plan funding levels throughout the year.

11.	Environmental Matters

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

12.	Fair Value Measurements

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Level 3 – Unobservable inputs for the asset or liability where there is little, if any, market activity for the asset or liability at the measurement date.

The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements by level within the fair value hierarchy as of June 30, 2011 and September 30, 2010:

		Fair Value Measurements - June 30, 2011
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Natural gas purchases	$2,217,000	$—	$2,217,000	$—
Interest rate swaps	2,829,966	—	2,829,966	—
Natural gas derivative	—	—	—	—

Total	$5,046,966	$—	$5,046,966	$—

		Fair Value Measurements - September 30, 2010
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Natural gas purchases	$980,334	$—	$980,334	$—
Interest rate swaps	3,536,545	—	3,536,545	—
Natural gas derivative	83,160	—	83,160	—

Total	$4,600,039	$—	$4,600,039	$—

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At June 30, 2011 and September 30, 2010, the Company had a liability in accounts payable reflecting the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

The fair value of the natural gas derivatives, included in the line item “Fair Value of marked-to-market transactions”, is determined by applying the NYMEX futures prices to the hedged volumes for each month covered by the derivative contracts. The Company had no outstanding natural gas derivatives at June 30, 2011.

The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows to settle the obligation.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of June 30, 2011 and September 30, 2010.

	June 30, 2011		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Note receivable	$1,039,000	$1,068,527	$1,126,000	$1,156,755

Liabilities:
Long-term debt	$28,000,000	$29,159,459	$28,000,000	$29,452,040

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

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade,

RGC RESOURCES, INC. AND SUBSIDIARIES

short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of June 30, 2011 and September 30, 2010, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants. The Company is also exposed to credit risk of nonperformance by the counterparty on its commodity-based collar agreements. The Company uses financially sound institutions to mitigate the risk of nonperformance on those contracts.

13.	Subsequent Events

The Company has evaluated subsequent events through the date the financials statements were issued. There were no items not otherwise disclosed which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, RGC Resources, Inc. (“Resources” or the “Company”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the following: (i) general economic conditions both locally and nationally; (ii) impact of potential climate change legislation regarding limitations on carbon dioxide emissions; (iii) impact of potential increased regulatory oversight and compliance requirements due to financial, environmental, safety and system integrity laws and regulations; (iv) failure to obtain timely rate relief from regulatory authorities for increasing operating or gas costs; (v) the potential loss of large-volume industrial customers to alternate fuels, facility closings or production changes; (vi) ability to attract and retain professional and technical employees to replace an aging work force; (vii) rising interest rates; (viii) effect of weather conditions and natural disasters on production and distribution facilities and the related effect on supply availability and price; (ix) changes in accounting regulations and practices, which could change the accounting treatment for certain transactions and increase the cost of compliance; (x) access to capital markets and the availability of debt and equity financing to support future capital expenditures; (xi) volatility in actuarially determined benefit costs and plan asset performance; (xii) increased customer delinquencies and conservation efforts resulting from difficult economic conditions and/or colder weather; (xiii) volatility in the price and availability of natural gas including restrictions on the exploration and development of natural gas reserves; and (xiv) effect of the federal budget deficit and its impact on corporate taxes. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.

Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.

RGC RESOURCES, INC. AND SUBSIDIARIES

The three-month and nine-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2011. The total revenues and margins realized during the first nine months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings for the balance of the fiscal year will depend primarily on non-weather sensitive industrial consumption and the level of operating and maintenance costs during the remainder of the year.

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 58,000 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding localities through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for terms and conditions set by the Virginia State Corporation Commission (“SCC”).

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

Since 2003, Roanoke Gas Company has had in place a weather normalization adjustment mechanism (“WNA”) based on a weather measurement band around the most recent 30-year temperature average. Because the SCC authorizes billing rates for the utility operations of Roanoke Gas based on normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. Therefore, the WNA provides the Company with a level of earnings protection when weather is significantly warmer than normal and provides its customers with price protection when the weather is significantly colder than normal. The WNA mechanism provides for a weather band of 3% above and below the 30-year average, whereby the Company would bill its customers for the lost margin (excluding gas costs) for the impact of weather that was more than 3% warmer than normal or refund customers the excess margin earned for weather that was more than 3% colder than normal. The annual WNA period extends from April to March. The total number of heating degree days during both the current and the prior WNA periods fell within the weather band. As a result, the WNA mechanism was not triggered for either period.

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company also has an approved rate structure in place that mitigates the impact of financing costs of its natural gas inventory. Over the past three years, the commodity price of natural gas has fluctuated significantly from a price of more than $13 a decatherm in July 2008 to under $4 a decatherm in 2010. Currently the price is under $5 a decatherm. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs”, of its investment in natural gas inventory. The carrying cost revenue factor applied to inventory is based on the Company’s weighted average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less carrying cost revenue as financing costs are lower. As a result of the lower commodity price of natural gas, the average price of gas in storage has declined from last year’s levels. The lower average price in storage, combined with lower inventory balances, has resulted in a $7,000 reduction in carrying cost revenues for the third quarter of fiscal 2011 and a $139,000 reduction for the nine-month period. Carrying cost revenues are expected to be near or slightly less than last year’s levels for the balance of the Company’s fiscal year.

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

RGC Resources is committed to the safe and reliable delivery of natural gas to its customers. Since 1991, the Company has placed an increased emphasis on the renewal and replacement of its cast iron and bare steel natural gas distribution pipelines. Management anticipates replacing all remaining cast iron and bare steel pipe within the next 10 years.

Results of Operations

Three Months Ended June 30, 2011:

Net income increased by approximately $171,000 for the quarter ended June 30, 2011 compared to the same period last year. Higher natural gas deliveries due to a colder April combined with the implementation of a non-gas rate increase in November were the key contributors to the improvement in quarterly results.

RGC RESOURCES, INC. AND SUBSIDIARIES

The table below reflects operating revenues, volume activity and heating degree-days.

	Three Months Ended
	June 30,		Increase/
	2011	2010	(Decrease)	Percentage
Operating Revenues
Gas Utility	$10,759,012	$10,050,355	$708,657	7%
Other	348,473	283,946	64,527	23%

Total Operating Revenues	$11,107,485	$10,334,301	$773,184	7%

Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	731,152	688,971	42,181	6%
Transportation and Interruptible	704,263	616,652	87,611	14%

Total Delivered Volumes	1,435,415	1,305,623	129,792	10%

Heating Degree Days (Unofficial)	258	219	39	18%

Total operating revenues for the three months ended June 30, 2011, compared to the same period last year, increased due to a combination of an increase in natural gas deliveries and implementation of a non-gas rate increase partially offset by lower natural gas prices. The per unit cost of natural gas reflected in the cost of sales decreased by 4% compared to last year. The 10% increase in total delivered volumes resulted from a colder April, which increased residential and commercial heating volumes, and increased industrial consumption.

	Three Months Ended
	June 30,		Increase/
	2011	2010	(Decrease)	Percentage
Gross Margin
Gas Utility	$4,916,771	$4,579,094	$337,677	7%
Other	148,216	132,215	16,001	12%

Total Gross Margin	$5,064,987	$4,711,309	$353,678	8%

Regulated natural gas margins from utility operations increased from the same period last year primarily as a result of higher total natural gas deliveries for the quarter and the implementation of a non-gas base rate increase effective for service rendered on and after November 1, 2010. Residential and commercial volumes increased by 6% from last year’s levels as the total number of heating degree days for the period increased by 18%. Industrial volumes, which tend to be

RGC RESOURCES, INC. AND SUBSIDIARIES

less weather sensitive than residential and commercial volumes, reflected an increase of 14% primarily due to greater production activity by some industrial customers. As a result of the rate increase and the completion of several master meter conversion projects during the prior year, the Company realized approximately $200,000 in additional margin from customer base charges, which is a flat monthly fee billed to each natural gas customer. During 2010, the Company converted six apartment complexes from a single master meter for each building to individual meters located at each apartment.

The components of the gas utility margin increase are summarized below:

Net Margin Increase

Customer Base Charge	$198,887
Carrying Cost	(7,352)
Volumetric	159,842
Other	(13,700)

Total	$337,677

Other margins increased by $16,001 from last year primarily due to a higher level of contract services in unregulated operations. More than half of the revenues and margins included under the caption of “Other” are subject to variations in the level of activity. Furthermore, the contracts to provide these services are generally one year in length and are subject to rebidding by the customer on an annual basis. The loss of any one of these contracts would significantly impact other revenues and margins.

Operation and maintenance expenses increased by $35,033, or 1%, over the same period last year. Total employee labor and benefit costs increased by approximately $139,000 over the same period last year primarily due to increased pension and postretirement medical costs related to the amortization of a higher actuarial loss and higher health insurance premiums. Operation and maintenance expenses were reduced by $100,000 due to an increase in the capitalization of benefit costs and general and administrative overheads related to a greater level of expenditures in the Company’s pipeline renewal projects.

General taxes increased slightly due to higher payroll taxes.

Depreciation expense increased by $38,817, or 4%, on a corresponding increase in utility plant investment primarily due to the completion of several master meter conversion and distribution pipeline projects.

Other income, net, increased by $3,302 primarily due to a greater level of interest income on short-term cash investments.

Interest expense remained virtually unchanged as the Company’s total debt position has remained at the $28,000,000 level. The Company has been able to generate sufficient funds from its operations to meet its current cash needs without accessing its line-of-credit.

RGC RESOURCES, INC. AND SUBSIDIARIES

Income tax expense increased by $107,820, which corresponds to the increase in pre-tax income for the quarter. The effective tax rate was 38% for the current period.

Nine Months Ended June 30, 2011:

The table below reflects operating revenues, volume activity and heating degree days.

	Nine Months Ended
	June 30,		Increase/
	2011	2010	(Decrease)	Percentage
Operating Revenues
Gas Utilities	$59,780,573	$64,102,256	$(4,321,683)	-7%
Other	947,240	1,025,276	(78,036)	-8%

Total Operating Revenues	$60,727,813	$65,127,532	$(4,399,719)	-7%

Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	6,124,761	6,159,382	(34,621)	-1%
Transportation and Interruptible	2,279,243	2,066,791	212,452	10%

Total Delivered Volume	8,404,004	8,226,173	177,831	2%

Heating Degree Days (Unofficial)	4,058	4,027	31	1%

Total operating revenues for the nine months ended June 30, 2011 compared to the same period last year decreased due to reductions in the cost of natural gas more than offsetting an increase in the non-gas base rates. The average cost of gas delivered declined by 13% from last year. Total natural gas deliveries increased 2% on nearly the same number of heating degree days. Residential and commercial volumes declined by 1% while transportation volumes increased by 10% due to improvement in production activities. Other revenues decreased by 8% related primarily to a reduced level of contract services.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Nine Months Ended
	June 30,		Increase/
	2011	2010	(Decrease)	Percentage
Gross Margin
Gas Utilities	$22,062,667	$21,363,641	$699,026	3%
Other	433,250	509,760	(76,510)	-15%

Total Gross Margin	$22,495,917	$21,873,401	$622,516	3%

Regulated natural gas margins increased primarily due to the implementation of a non-gas base rate increase which more than offset a reduction in carrying cost revenues. The increased billing rates accounted for approximately $650,000 in higher margins with $240,000 attributable to customer base charges and the balance related to volumetric sales. Customer base charges also increased over last year due to the addition of more than 1,000 meters subject to this monthly charge due to the master meter conversions discussed above. Although total delivered volumes increased by 2%, the reduction in the higher margin residential and commercial sales mostly offset the growth in transportation and industrial volumes. Carrying cost revenues decreased by approximately $139,000 due to a lower average investment in natural gas storage during the period. The components of the regulated margin increase are summarized below:

Net Margin Increase

Customer Base Charge	$430,490
Carrying Cost	(138,708)
Volumetric	434,147
Other	(26,903)

Total	$699,026

Other margins decreased by $76,510 due to a reduction in the level of contracted services in the unregulated operations earlier in the fiscal year.

Operation and maintenance expenses increased by $375,884, or 4%, for the nine-month period ended June 30, 2011 compared to the same period last year. The increase in expenses is primarily attributable to $321,000 in higher labor and employee benefit costs, primarily due to increased pension and postretirement medical costs related to the amortization of a higher actuarial loss and higher health insurance premiums, as well as an increase in contractor services.

General taxes remained nearly unchanged with a decrease of $7,511, or 1%, for the nine-month period ended June 30, 2011 compared to the same period last year.

Depreciation expense increased by $124,799, or 4%, corresponding to the increase in utility plant investment.

RGC RESOURCES, INC. AND SUBSIDIARIES

Other income, net, decreased by $2,402 due to the reduction in the note receivable balance.

Interest expense remained nearly unchanged due to the absence of borrowing under the Company’s line-of-credit.

Income tax expense increased by $51,448, or 2%, which corresponds to the increase in pre-tax income. The effective tax rate was 38% for both periods.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company bills its regulated natural gas customers on a monthly cycle. The billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for natural gas delivered to customers but not yet billed during the accounting period based on weather during the period and current and historical data. The financial statements included unbilled revenue of $892,792 and $916,278 as of June 30, 2011 and 2010, respectively.

Allowance for Doubtful Accounts – The Company evaluates the collectibility of its accounts receivable balances based upon a variety of factors including loss history, level of delinquent account balances, collections on previously written off accounts and the general economic climate.

Pension and Postretirement Benefits – The Company offers a defined benefit pension plan (“pension plan”) and a postretirement medical and life insurance plan (“postretirement plan”) to eligible employees. The expenses and liabilities associated with these plans are based on numerous assumptions and factors, including provisions of the plans, employee demographics, contributions made to the plans, return on each plan’s assets and various actuarial calculations, assumptions and accounting requirements. In regard to the pension plan, specific factors include assumptions regarding the discount rate used in determining future benefit obligations, expected long-term rate of return on plan assets, compensation increases and life expectancies. Similarly, the postretirement medical plan also requires the estimation of many of the same factors as the pension plan in addition to assumptions regarding the rate of medical inflation and Medicare availability. Actual results may differ materially from the results expected from the actuarial assumptions due to changing economic conditions, volatility in interest rates and changes in life expectancy. Such differences may result in a material impact on the amount of expense recorded in future periods or the value of the obligations on the balance sheet.

Improvement in investment performance of the plans’ assets in 2010 and thus far in 2011 has partially mitigated the effect the declining discount rate has had in valuing the pension plan and postretirement plan liabilities. However, the lower discount rate (5.25% on the pension plan and 5.00% on the post-retirement medical plan) combined with an increase in the medical trend rate has resulted in an increase in the negative funded position of both plans and an increase in the retirement plan expense during the current year. Consequently, the funded status of both the pension plan and postretirement plan has resulted in continuing higher expected contribution levels for the next several years. The Company currently expects to fund the pension plan for the current fiscal year at $1,000,000 and the postretirement medical plan at $700,000, including the $600,000 contributions made thus far during the current fiscal year. The Company will continue to evaluate its benefit plan funding levels throughout the year in light of the requirements of the Pension Protection Act of 2006 and ongoing investment returns and make adjustments as necessary to avoid benefit restrictions and manage the cost of the benefit plans.

RGC RESOURCES, INC. AND SUBSIDIARIES

Derivatives – The Company may hedge certain risks incurred in its operations through the use of derivative instruments. The Company applies the requirements of FASB ASC No. 815, Derivatives and Hedging, which requires the recognition of derivative instruments as assets or liabilities in the Company’s balance sheet at fair value. In most instances, fair value is based upon quoted futures prices for natural gas commodities and interest rate futures for interest rate swaps. Changes in the commodity and futures markets will impact the estimates of fair value in subsequent periods. Furthermore, the actual market value at the point of realization of the derivative may be significantly different from the values used in determining fair value in prior financial statements.

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

Regulatory

In June 2011, Roanoke Gas Company completed the refund of excess non-gas revenues collected for gas service rendered between November 1, 2010, when rates were placed into effect, and April 6, 2011, when the final rates were approved by the SCC. On July 8, 2011, the Company filed notice with the SCC of its intent to file an expedited rate case based on the test period ended June 30, 2011. The amount of increase in non-gas rates to be requested has not yet been determined.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash and cash equivalents increased by $9,873,281 for the nine-month period ended June 30, 2011 compared to a $7,529,027 increase for the same period last year. The following table summarizes the categories of uses of cash:

	Nine Months Ended June 30,
	2011	2010
Cash Flow Summary Nine Months Ended:
Provided by operating activities	$16,351,229	$13,439,068
Used in investing activities	(5,256,744)	(4,565,578)
Used in financing activities	(1,221,204)	(1,344,463)

Increase in cash and cash equivalents	$9,873,281	$7,529,027

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

For the nine months ended June 30, 2011, cash provided by operations increased by approximately $2,912,000 primarily due to a decrease in over-recovery of gas costs in the prior year and an increase in deferred tax liabilities. During the prior year, the Company had a net reduction in over-collection of gas cost of approximately $1,500,000 while the current year activity has had minimal change for the nine month period ended June 30, 2011. The increase in deferred income tax liability is attributable to the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, which was signed into law in December 2010. This Act extended the 50% bonus depreciation that expired December 31, 2009 and provided for 100% bonus depreciation for qualified investments from September 2010 through December 2011. As a result, the Company’s current federal income tax liability will be significantly reduced in the current year due to the 100% bonus tax depreciation claimed on qualifying capital expenditures during the current fiscal year and will be deferred until future periods.

Investing activities are generally composed of expenditures under the Company’s construction program, which involves a combination of replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe and expansion of its natural gas system to meet the demands of customer growth. Cash flows used in investing activities increased by approximately $691,000 due to an increased level of capital expenditures. Total capital expenditures were $5,256,744 and $4,575,843 for the nine-month periods ended June 30, 2011 and 2010, respectively. The increase in capital expenditures is attributable to a major pipeline renewal project currently underway that will upgrade the natural gas distribution system in downtown Roanoke. Roanoke Gas’ total capital budget for the current fiscal year exceeds $7,500,000, a $1,500,000 increase over the amounts expended in either fiscal 2010 or 2009. The higher projected level of capital expenditures is associated with a focus on completing the replacement of the Company’s remaining cast iron and bare steel pipe over the next 10 years. To meet this goal, the Company

RGC RESOURCES, INC. AND SUBSIDIARIES

expects capital expenditures to remain near these levels over the next several years. Depreciation is expected to provide between 55% and 60% of the current year’s projected capital expenditures, with the balance of funding dependent on other sources including net income and corporate borrowing activity, if necessary.

Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flow used in financing activities declined by approximately $123,000, from $1,344,000 to $1,221,000 due to approximately 6,500 more shares of common stock issued this year compared to the same period last year. The impact of lower natural gas prices and their effect on reducing inventory and accounts receivable levels have generated sufficient levels of cash to avoid accessing the line-of-credit during the current and prior year. With natural gas commodity prices projected to remain stable over the next 12 months, the Company anticipates its need for working capital funding through its line-of-credit agreement to be minimal through next winter.

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

At June 30, 2011, the Company’s consolidated long-term capitalization, including current maturities of long-term debt, was 64% equity and 36% debt.

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

As of June 30, 2011, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

There were no changes in the internal controls over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

No changes to the item reported in the Annual Report on Form 10-K for the year ended September 30, 2010.

ITEM 1A – RISK FACTORS

Not required.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the “Restricted Stock Plan”), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to transferability restrictions (“restricted stock”). A participant can, subject to approval of Directors of the Company (the “Board”), elect to receive up to 100% of his or her retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company’s common stock on the NASDAQ Global Market on the first day of the month. The shares of restricted stock are issued in reliance on Section 3(a)(11) and Section 4(2) exemptions under the Securities Act of 1933 and are only transferable in the case of the participant’s death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant’s voluntary resignation during his or her term on the Board or (ii) removal for cause. During the quarter ended June 30, 2011, the Company issued a total of 720 shares of restricted stock pursuant to the Restricted Stock Plan as follows:

Investment Date	Price	Number of Shares
4/1/2011	$34.450	237
5/2/2011	$33.520	243
6/1/2011	$34.000	240

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – RESERVED

ITEM 5 – OTHER INFORMATION

None.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 6 – EXHIBITS

Number	Description

10.1	Change in Control Agreement between RGC Resources, Inc. and Mr. John B. Williamson, III, effective April 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2011).

10.2	Change in Control Agreement between RGC Resources, Inc. and Mr. John S. D’Orazio, effective April 1, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 4, 2011).

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets at June 30, 2011 and September 30, 2010, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010, and (iv) Condensed Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T or Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

RGC RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC Resources, Inc.

Date: August 15, 2011	By:	/s/ Howard T. Lyon
Howard T. Lyon
Vice-President, Treasurer and CFO