Form 10-K
period 2011-09-30
RGC RESOURCES INC
filed 2011-12-20
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: March 31, 2011. $ 73,611,110

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 30, 2011
COMMON STOCK, $5 PAR VALUE	4,632,584 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the RGC Resources, Inc. 2011 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof.

Portions of the RGC Resources, Inc. Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

Forward Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, RGC Resources, Inc. (“Resources” or the “Company”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the following: (i) general economic conditions both locally and nationally; (ii) impact of potential increased regulatory oversight and compliance requirements due to financial, environmental, safety or system integrity laws and regulations; (iii) impact of potential climate change legislation regarding limitations on carbon dioxide emissions; (iv) failure to obtain timely rate relief from regulatory authorities for increased operating or gas costs including a reasonable return on invested capital; (v) the potential loss of large-volume industrial customers to alternative fuels, facility closings or production changes; (vi) ability to attract and retain professional and technical employees to replace an aging workforce; (vii) access to capital markets and the availability of debt and equity financing to support future capital expenditures; (viii) volatility in the price and availability of natural gas including restrictions on the exploration and development of natural gas reserves; (ix) changes in accounting regulations and practices, which could change the accounting treatment for certain transactions and increase the cost of compliance; (x) effect of the federal budget deficit and its potential impact on corporate taxes; (xi) effect of weather conditions and natural disasters on production and distribution facilities and the related effect on supply availability and price; (xii) potential effect of health-care legislation on health-care costs; (xiii) increased customer delinquencies and conservation efforts resulting from difficult economic conditions and/or colder weather; and (xiv) volatility in the actuarially determined benefit costs and asset performance of the Company’s benefit plans. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.

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

On October 11, 2000, the information technology department of Resources formed Application Resources, Inc. under RGC Ventures of Virginia, Inc. to provide information technology consulting services. In 2011, the Company also formed The Utility Consultants under RGC Ventures of Virginia, Inc to provide utility and regulatory consulting services to other utilities. The operations of RGC Ventures of Virginia, Inc. contributed less than 5% of the other revenues of Resources. Diversified Energy Company currently has no active operations.

Services

Roanoke Gas maintains an integrated natural gas distribution system. Natural gas is purchased from suppliers and distributed to residential, commercial and large industrial users through underground mains and service lines. For fiscal 2011, 91.1% of the Company’s 57,684 natural gas customers were residential users accounting for 41% of total sales volumes and 57% of gross revenue; 8.8% were commercial users accounting for 28% of total sales volumes and 33% of gross revenue; and 0.1% were large industrial and transportation customers accounting for 31% of total sales volumes and only 6% of gross revenue. Transportation customers are those natural gas users that purchase their natural gas requirements directly from a supplier other than the Company and utilize Roanoke Gas’ natural gas distribution system for delivery to their operations.

Roanoke Gas’ regulated natural gas distribution business accounted for approximately 98% of Resources total revenues for fiscal years ending September 30, 2011 and 2010, respectively. The Company’s revenues are affected by changes in gas costs as well as by changes in consumption volume due to weather and economic conditions and changes in the non gas portion of customer billing rates. Increases or decreases in the cost of natural gas are passed on to customers through the purchased gas adjustment mechanism as explained in further detail in Note 1 of the Company’s annual consolidated financial statements. Significant increases in gas costs may cause customers to conserve, or in the case of industrial customers, to use alternative energy sources.

The Company’s residential and commercial sales are seasonal and temperature-sensitive as the majority of the gas sold by Resources to these customers is used for heating. The industry standard for the unit of measure for natural gas is a decatherm (“DTH”), which is the heat equivalent of one million BTU where one BTU is equal to the amount of heat required to raise the temperature of one pound of liquid water by one degree Fahrenheit. For the fiscal year ended September 30, 2011, approximately 68% of the Company’s total DTH of natural gas sales and 78% of the residential and commercial sales were made in the five-month period of November through March. Total natural gas deliveries were 9.5 million DTH in fiscal 2011 and 9.3 in fiscal 2010.

Suppliers

Roanoke Gas relies on multiple interstate pipelines including those operated by Columbia Gas Transmission Corporation and Columbia Gulf Transmission Corporation (together “Columbia”), and East Tennessee Natural Gas Company (“East Tennessee”), Tennessee Gas Pipeline, Midwestern Gas Transmission and Saltville Gas Storage Company, LLC to transport natural gas from the production and storage fields to Roanoke Gas’ distribution system. Roanoke Gas is directly served by two pipelines, Columbia and East Tennessee. Columbia historically has delivered approximately 55% of the Company’s gas supply, while East Tennessee delivers the balance of the Company’s requirements. The rates paid for natural gas transportation and storage services purchased from the interstate pipeline companies are established by tariffs approved by FERC (Federal Energy Regulatory Commission). These tariffs contain flexible pricing provisions, which, in some instances, authorize these transporters to reduce rates and charges to meet price competition. The current pipeline contracts expire at various times from 2012 to 2019. The Company anticipates being able to renew these contracts.

The Company manages its pipeline contracts and liquefied natural gas storage facility (“LNG”) in order to provide for sufficient capacity to meet the natural gas demands of its customers. The maximum daily winter capacity for delivery into Roanoke Gas’ distribution system under the interstate pipelines is 78,606 DTH per day. The LNG facility, which is capable of storing up to 220,000 DTH of natural gas in a liquid state for use during peak demand, has the capability of providing an additional 33,000 DTH per day. Combined, the pipelines and LNG facility can provide more than 111,000 DTH on a single winter day. In fiscal 2011, the Company realized a maximum one day customer demand of 82,322 DTH.

The Company uses multi-year contracts to meet its natural gas supply needs. The Company currently contracts with ConocoPhillips to be the asset manager and primary supplier for Roanoke Gas. Natural gas purchased under the asset manager agreement is priced at indexed-based market prices as reported in major industry pricing publications. The Company expects its firm supply agreements will be sufficient to meet customer demands for natural gas during the term of the agreement.

The Company uses summer storage programs to supplement gas supply requirements during the winter months. During the summer months, the Company injects gas into its LNG facility. In addition, the Company has contracted for storage capacity from Columbia, Tennessee Gas Pipeline and Saltville Gas Storage Company, LLC for a combined total of more than 2.6 million DTH of storage capacity. The balance of the Company’s annual natural gas requirements are met primarily through market purchases made by its asset manager who also manages its pipeline transportation and storage rights and gas supply inventories and deliveries.

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

Although Roanoke Gas has exclusive rights for the distribution of natural gas in its service area, the Company competes with suppliers of other energy sources such as fuel oil, electricity, propane and coal. Competition can be intense among the other energy sources and can be based primarily on price. This is particularly true for industrial applications that may switch to other fuels, unless environmental regulation restrictions limit their usage. The relationship between supply and demand has the greatest impact on the price of natural gas. Greater demand for natural gas for electric generation and other uses combined with limited domestic supplies can provide upward pressure on the price of natural gas. The Company continues to see a demand for its product and extends service to the new residential construction markets located along or near gas distribution mains in its service area. However, due to the current economic environment, new construction and the rate of new customer growth has remained below historical levels in recent years.

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

At the local level, Roanoke Gas is further regulated by the municipalities and localities that grant franchises for the placement of gas distribution pipelines and the operation of gas distribution networks within the streets and alleys of their jurisdictions.

Employees

At September 30, 2011, Resources had 119 full-time employees and 124 total employees. As of that date, 38 employees, or 32% of the Company’s full-time employees, belonged to the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial International Union, Local No. 2-515 and were represented under a collective bargaining agreement. The union has been in place at the Company since 1952. The current collective bargaining agreement will expire on July 31, 2015. Management maintains an amicable relationship with the union.

Website Access to Reports

The Company’s website address is www.rgcresources.com. Information appearing on this website is not incorporated by reference in and is not a part of this annual report. A copy of this annual report, as well as our other periodic and current reports, may be obtained from the SEC public reference room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company’s filings at www.sec.gov.

Item 1A.	Risk Factors

Not required.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties.

Included in “Utility Plant” on the Company’s consolidated balance sheet are storage plant, transmission plant, distribution plant and general plant of Roanoke Gas as categorized by natural gas utilities. The Company has approximately 1,045 miles of transmission and distribution pipeline with transmission and distribution plant represent almost 86% of the total investment in plant. The transmission and distribution pipelines are located on or under public roads and highways or private property for which the Company has obtained the legal authorization and rights to operate these facilities on such property.

Roanoke Gas owns and operates eight metering stations through which it measures and regulates the gas being delivered by its suppliers. These stations are located at various points throughout the Company’s distribution system.

Roanoke Gas also owns a liquefied natural gas storage facility located in Botetourt County that has the capacity to store up to 220,000 DTH of natural gas.

The Company’s executive, accounting and business offices along with its maintenance and service departments are located on Kimball Avenue in Roanoke, Virginia.

Although the Company considers its present properties adequate, management intends to complete the replacement of its remaining cast iron and bare steel pipeline within the next 10 years.

Item 3.	Legal Proceedings.

In July 2010, the Company received notice that it had been named as a defendant in two civil lawsuits associated with an explosion and fire at a West Virginia residence in November 2009. The suits, filed in the Circuit Court of Kanawha County, West Virginia on June 29, 2010, list Inergy, L.P., RGC Resources, Inc., Inergy Propane, LLC d/b/a Highland Propane Company and Otis Cornell as defendants. In the civil suit 10-C-1067, the plaintiffs are Kelly Wickline and Tiffany Williams. In the civil suit 10-C-1068, the plaintiffs are Terry Patterson, Tacy Patterson, Tera Patterson and Terry Patterson, Jr. The suits claimed that the fire was due to the ignition of propane within the residence. This residence was served by a propane tank installation at the time the assets of the Company’s propane subsidiary, Highland Propane, were sold to Inergy Propane, LLC (“Inergy”) in 2004. Inergy retained the name Highland Propane and assumed ownership and responsibility for all propane tanks including the tank located at the residence identified in the suits. No damage amounts are specified in the suits; however, both property damage and bodily injury are claimed. No significant changes have occurred with regard to the status of these suits since reported in last year’s Form 10-K. The Company has not recorded a liability for the lawsuit as management does not believe the likelihood of a negative outcome to the Company is probable nor is the amount of potential damages readily determinable. In addition, if the outcome of the lawsuits were adverse to the Company, management believes that any such damages would be covered by the Company’s insurance.

Except for the items described above, the Company is not a party to any material pending legal proceedings.

Item 4.	(Removed and Reserved).

Item	Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 30, 2012.

The names, ages and positions of all of the executive officers of RGC Resources, Inc. as of September 30, 2011, are listed below with their business experience for at least the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Previous and present position and experience:

Name and Age	Period Position Held	Position and Experience
John B. Williamson, III, 57	January 2002 to present	President, CEO & Chairman

	July 1999 to January 2002	President & CEO

	February 1998 to July 1999	President & CEO – Roanoke Gas

	January 1993 to January 1998	Vice President - Rates and Finance - Roanoke Gas

John S. D’Orazio, 51	January 2003 to present	Vice President & COO – Roanoke Gas

	April 2002 to January 2003	Vice President – Marketing and Customer Service – Roanoke Gas

	August 1999 to March 2002	President & COO – Diversified Energy Company

	February 1998 to July 1999	Vice President - Marketing & New Construction – Roanoke Gas

	June 1995 to January 1998	Director – Marketing & New Construction – Roanoke Gas

Dale P. Lee, 56	January 2002 to present	Vice President & Secretary

	January 2001 to January 2002	Vice President & Assistant Secretary

	July 1999 to January 2001	Assistant Vice President & Assistant Secretary

	May 1998 to July 1999	Director – Rates and Regulatory Affairs – Roanoke Gas

Name and Age	Period Position Held	Position and Experience

Howard T. Lyon, 50	June 2008 to present	Vice President, Treasurer & CFO

	January 2003 to June 2008	Vice President, Treasurer & Controller

	January 2002 to January 2003	Controller & Treasurer

	July 1999 to January 2002	Controller & Assistant Treasurer

	December 1987 to July 1999	Controller – Roanoke Gas

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth under the caption “Market Price and Dividend Information” in the 2011 Annual Report to Shareholders is incorporated herein by reference. As of November 30, 2011, there were 1,338 holders of record of the Company’s common stock. This number does not include all beneficial owners of common stock who hold their shares in “street name.”

Pursuant to the RGC Resources Restricted Stock Plan for Outside Directors (the “Restricted Stock Plan”), 40% of the monthly retainer fee of each non-employee director of the Company is paid in shares of unregistered common stock and is subject to transferability restrictions (“restricted stock”). A participant can, subject to approval of the Board of Directors of the Company (the “Board”), elect to receive up to 100% of his retainer fee in restricted stock. The number of shares of restricted stock is calculated each month based on the closing sales price of the Company’s common stock on the NASDAQ Global Market on the first day of the month. The shares of restricted stock are issued in reliance on Section 3(a)(11) and Section 4(2) exemptions under the Securities Act of 1933 and are only transferrable in the case of the participant’s death, disability, retirement or in the event of a change in control of the Company. Shares of restricted stock will be forfeited to the Company upon (i) the participant’s voluntary resignation during his term on the Board or (ii) removal for cause. During the quarter ended September 30, 2011, the Company issued a total of 1,447 shares of restricted stock (as adjusted for the stock split) pursuant to the Restricted Stock Plan as follows:

Investment Date	Price	Number of Shares
7/1/2011	$16.365	498
8/1/2011	$16.320	499
9/1/2011	$18.095	450

A summary of the Company’s equity compensation plans follows as of September 30, 2011:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	11,000	$9.050	27,929
Equity compensation plans not approved by security holders	—	—	—

Total	11,000		27,929

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis” in the 2011 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of the registrant included in the 2011 Annual Report to Shareholders are incorporated herein by reference:

1.	Consolidated Balance Sheets as of September 30, 2011 and 2010

2.	Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2011 and 2010

3.	Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2011 and 2010

4.	Consolidated Statements of Cash Flows for the Years ended September 30, 2011 and 2010

5.	Notes to Consolidated Financial Statements for the Years ended September 30, 2011 and 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As of September 30, 2011, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

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

Management conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of September 30, 2011, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of September 30, 2011, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to Non-accelerated filers and Smaller Reporting Companies.

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

For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” at the end of Part I of this report. For information with respect to the Company’s directors and nominees and the Company’s Audit Committee and Audit Committee financial expert, see Proposal 1 “Election of Directors of Resources” and “Report of the Audit Committee of the Board of Directors”, respectively, in the Proxy Statement for the 2012 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference.

For information regarding the process for identifying and evaluating candidates to be nominated as directors and procedures for shareholders to communicate with directors, see “Report of the Governance & Nominating Committee of the Board of Directors” and “Shareholder Communications to the Board” in the Proxy Statement for the 2012 Annual Meeting of Shareholders of Resources, which is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2012 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

The Company has adopted a Code of Ethics applicable to all of its officers, directors and employees. The Company has posted the text of its Code of Ethics on its website at www.rgcresources.com. The Board of Directors has adopted charters for the Audit, Compensation, and Corporate Governance and Nominating Committees of the Board of Directors. These documents may also be found on the Company’s website at www.rgcresources.com.

Item 11.	Executive Compensation.

The information set forth under the caption “Report of the Compensation Committee of the Board of Directors” in the Proxy Statement for the 2012 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information pertaining to securities authorized for issuance under equity compensation plans, see Part II, Item 5 above.

The information pertaining to shareholders beneficially owning more than five percent of the registrant’s common stock and the security ownership of management, which is set forth under the captions “Annual Meeting of Shareholders to Be Held January 30, 2012” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the 2012 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

No transactions occurred, either individually or in the aggregate, with related parties in excess of $120,000.

The information pertaining to director independence is set forth under the caption “Board of Directors and Committees of the Board of Directors” in the Proxy Statement for the 2012 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement for the 2012 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this report:

1.	Financial statements filed as part of this report:

All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

2.	Financial statement schedules filed as part of this report:

All information is inapplicable or presented in the consolidated financial statements or related notes thereto.

3.	Exhibits to this Form 10-K filed as part of this report:

3 (b)	Amended and Restated Bylaws of RGC Resources, Inc.

13	2011 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21	Subsidiaries of the Company

23	Consent of Brown, Edwards & Company, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101*	The following documents from the Registrant’s Annual Report on Form 10-K for the years ended September 30, 2011 and 2010, formatted in XBRL (eXtensible Business Reporting Language); Consolidated Balance Sheets at September 30, 2011 and 2010, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended September 30, 2011 and 2010, (iii) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. We also make available on our web site the interactive data files submitted as Exhibit 101 to this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RGC RESOURCES, INC.

By:	/S/ HOWARD T. LYON	December 20, 2011
	Howard T. Lyon	Date
Vice President, Treasurer and CFO
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ JOHN B. WILLIAMSON, III John B. Williamson, III	December 20, 2011 Date	Chairman of the Board, President and Chief Executive Officer

/S/ HOWARD T. LYON Howard T. Lyon	December 20, 2011 Date	Vice President, Treasurer and CFO (principal accounting and financial officer)

/S/ NANCY H. AGEE Nancy H. Agee	December 20, 2011 Date	Director

/S/ ABNEY S. BOXLEY, III Abney S. Boxley, III	December 20, 2011 Date	Director

/S/ FRANK T. ELLETT Frank T. Ellett	December 20, 2011 Date	Director

/S/ MARYELLEN F. GOODLATTE Maryellen F. Goodlatte	December 20, 2011 Date	Director

/S/ J. ALLEN LAYMAN J. Allen Layman	December 20, 2011 Date	Director

/S/ GEORGE W. LOGAN George W. Logan	December 20, 2011 Date	Director

/S/ S. FRANK SMITH S. Frank Smith	December 20, 2011 Date	Director

/S/ RAYMOND D. SMOOT, JR. Raymond D. Smoot, Jr.	December 20, 2011 Date	Director

EXHIBIT INDEX

Exhibit No.	Description

3 (a)	Articles of Incorporation of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

3 (b)	Amended and Restated Bylaws of RGC Resources, Inc.

4 (a)	Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (b)	RGC Resources, Inc., Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 4 (c) to Registration Statement No. 333-106065 on Form S-2 filed as of June 12, 2003)

10 (a)	Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (b)	NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10 (c)	FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(h)(h)(h) of the Quarterly Report Form 10-Q for the period ended December 31, 2004)

10 (d)	FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(i)(i)(i) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10 (e)	SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10 (f)	FTS-1 Service Agreement between Columbia Gulf Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Quarterly Report on Form 10-Q for period ended December 31, 2004)

10 (g)	ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (h)	Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (i)	Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (j)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (k)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (l)	Gas Storage Contract under rate schedule FS (Market Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (m)	FTA Gas Transportation Agreement effective November 1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (n)	SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (o)	FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (p)	FTS Service Agreement effective November 1, 1999, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file reference number 0-367))

10 (q)	Firm Storage Service Agreement effective March 19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (r)	Firm Storage Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file reference number 0-367))

10 (s)	Firm Pipeline Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file reference number 0-367))

10 (t)	Natural Gas Asset Management Agreement by and between Roanoke Gas Company and Conoco Phillips Company effective as of November 1, 2010 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed September 28, 2010 (SEC file reference number 0-367))

10 (u)	FTS-2 Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(q)(q)(q) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004 (SEC file reference number 0-367))

10 (v)	Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (w)	Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (x)	Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (y)	Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (z)	Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (a) (a)	Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10 (b) (b)	Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10 (c) (c)	Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (d) (d)	Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (e) (e)	Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (f) (f)*	RGC Resources Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999)

10 (g) (g)*	RGC Resources, Inc. Amended and Restated Stock Bonus Plan (incorporated herein by reference to Registration Statement No. 333-122746 on Form S-8, filed with the Commission on February 11, 2005)

10 (h) (h)*	RGC Resources, Inc. Restricted Stock Plan for Outside Directors (incorporated herein by reference to Exhibit 10(r)(r) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999 SEC file reference number 0-367)

10 (i) (i)*	Change in Control Agreement by and between RGC Resources, Inc. and Howard T. Lyon effective May 1, 2010 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed March 31, 2010 (SEC file reference number 0-367))

10 (j) (j)*	Change in Control Agreement by and between RGC Resources, Inc. and Dale P. Lee effective May 1, 2010 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 31, 2010 (SEC file reference number 0-367))

10 (k) (k)*	Change in Control Agreement by and between RGC Resources, Inc. and Robert L. Wells, II effective May 1, 2010 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed March 31, 2010 (SEC file reference number 0-367))

10 (l) (l)*	Change in Control Agreement between John B. Williamson, III and RGC Resources, Inc. effective April 1, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 4, 2011 (SEC file reference number 0-367))

10 (m) (m)*	Change in Control Agreement between John S. D’Orazio and RGC Resources, Inc. effective April 1, 2011 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed April 4, 2011 (SEC file reference number 0-367))

10 (n) (n)	Promissory Note in the original principal amount of $15,000,000 by and between Roanoke Gas Company and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed December 2, 2005 (SEC file reference number 0-367))

10 (o)(o)	Modification Number One to Promissory Note by Roanoke Gas in favor of Wells Fargo Bank, National Association dated October 20, 2010 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed October 22, 2010 (SEC file reference number 0-367))

10 (p)(p)	Loan Agreement by and between Roanoke Gas Company and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.2 on Form 8-K as filed December 2, 2005 (SEC file reference number 0-367))

10 (q)(q)	Unconditional Guaranty by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed December 2, 2005 (SEC file reference number 0-367))

10 (r)(r)	ISDA Master Agreement by and between SunTrust Bank and Roanoke Gas Company dated October 7, 2002 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (SEC file reference number 0-367))

10 (s)(s)	Subordination Agreement by and among ANGD, LLC, Appalachian Natural Gas Distribution Company, Bluefield Gas Company, Roanoke Gas Company and Branch Banking and Trust Company dated October 31, 2007 in connection with the $1,300,000 Promissory Note in favor of Roanoke Gas Company (incorporated herein by reference to Exhibit 10(v)(v) on Form 10-K as filed December 21, 2007 (SEC file reference number 0-367))

10 (t)(t)	Promissory Note in the original principal amount of $1,300,000 by ANGD, LLC in favor of Roanoke Gas Company dated October 31, 2007 (incorporated herein by reference to Exhibit 10(w)(w) on Form 10-K as filed December 21, 2007 (SEC file reference number 0-367))

10 (u)(u)	Indemnification and Cost Sharing Agreement by and between RGC Resources, Inc., Bluefield Gas Company and ANGD, LLC (incorporated herein by reference to Exhibit 10(x)(x) on Form 10-K as filed December 21, 2007 (SEC file reference number 0-367))

10 (v)(v)	Promissory Note in the original principal amount of $5,000,000 by and between Roanoke Gas Company and Branch Bank and Trust dated October 31, 2008 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed November 5, 2008 (SEC file reference number 0-367))

10 (w)(w)	Loan Agreement by and between Roanoke Gas Company and Branch Bank and Trust dated October 31, 2008 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed November 5, 2008 (SEC file reference number 0-367))

10 (x)(x)	Guaranty Agreement by and between RGC Resources, Inc. and Branch Bank and Trust dated October 31, 2008 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed November 5, 2008 (SEC file reference number 0-367))

10 (y)(y)	ISDA Master Agreement by and between Roanoke Gas Company and Branch Bank and Trust dated as of October 27, 2008 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed November 5, 2008 (SEC file reference number 0-367))

10 (z)(z)	Promissory Note in the original principal amount of $5,000,000 by Roanoke Gas Company in favor of Wells Fargo Bank, N.A. dated March 14, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 16, 2011 (SEC file reference number 0-367))

10 (a)(a)(a)	Unconditional guaranty by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated March 23, 2009 for the benefit of Roanoke Gas Company (incorporated by reference to Exhibit 10.2 on Form 8-K as filed March 26, 2009 (SEC file reference number 0-367))

13	2011 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21	Subsidiaries of the Company

23	Consent of Brown, Edwards & Company, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101*	The following documents from the Registrant’s Annual Report on Form 10-K for the years ended September 30, 2011 and 2010, formatted in XBRL (eXtensible Business Reporting Language); Consolidated Balance Sheets at September 30, 2011 and 2010, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended September 30, 2011 and 2010, (iii) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. We also make available on our web site the interactive data files submitted as Exhibit 101 to this Annual Report.