Form 10-Q
period 2011-12-31
RGC RESOURCES INC
filed 2012-02-13
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2012
Common Stock, $5 Par Value	4,633,477

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31,	September 30,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,775,286	$7,951,429
Accounts receivable (less allowance for uncollectibles of $191,411 and $66,058, respectively)	10,146,929	3,437,904
Note receivable	1,229,770	277,770
Materials and supplies	631,611	583,157
Gas in storage	11,792,403	12,890,934
Prepaid income taxes	1,179,493	1,741,349
Deferred income taxes	2,939,338	2,870,843
Other	1,644,788	1,250,859

Total current assets	33,339,618	31,004,245

UTILITY PROPERTY:
In service	131,238,949	128,709,183
Accumulated depreciation and amortization	(45,770,383)	(45,191,684)

In service, net	85,468,566	83,517,499
Construction work in progress	1,290,052	2,204,957

Utility plant, net	86,758,618	85,722,456

OTHER ASSETS:
Note receivable	143,077	1,142,770
Regulatory assets	7,504,682	7,547,729
Other	103,051	131,849

Total other assets	7,750,810	8,822,348

TOTAL ASSETS	$127,849,046	$125,549,049

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31,	September 30,
	2011	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$15,000,000	$15,000,000
Dividends payable	810,859	786,270
Accounts payable	4,994,895	5,299,475
Customer credit balances	2,716,727	2,525,071
Customer deposits	1,713,157	1,607,844
Accrued expenses	1,595,391	2,141,132
Over-recovery of gas costs	1,303,322	355,476
Fair value of marked-to-market transactions	3,169,417	3,312,176

Total current liabilities	31,303,768	31,027,444

LONG-TERM DEBT	13,000,000	13,000,000

DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	3,899,984	3,863,933
Regulatory cost of retirement obligations	7,737,337	7,596,678
Benefit plan liabilities	11,161,033	11,326,909
Deferred income taxes	10,637,037	9,927,135
Deferred investment tax credits	18,913	21,172

Total deferred credits and other liabilities	33,454,304	32,735,827

STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 4,633,031 and 4,624,682, respectively	23,165,155	23,123,410
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	6,942,881	6,830,395
Retained earnings	23,889,364	22,865,311
Accumulated other comprehensive loss	(3,906,426)	(4,033,338)

Total stockholders’ equity	50,090,974	48,785,778

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,849,046	$125,549,049

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2011 AND 2010

UNAUDITED

	Three Months Ended
	December 31,
	2011	2010
OPERATING REVENUES:
Gas utilities	$18,173,445	$22,248,553
Other	325,731	299,206

Total operating revenues	18,499,176	22,547,759

COST OF SALES:
Gas utilities	10,212,775	14,151,761
Other	156,774	166,434

Total cost of sales	10,369,549	14,318,195

GROSS MARGIN	8,129,627	8,229,564

OTHER OPERATING EXPENSES:
Operations and maintenance	3,325,162	3,293,192
General taxes	340,422	315,653
Depreciation and amortization	1,055,098	1,001,979

Total other operating expenses	4,720,682	4,610,824

OPERATING INCOME	3,408,945	3,618,740

OTHER INCOME, Net	9,899	17,808

INTEREST EXPENSE	458,999	462,183

INCOME BEFORE INCOME TAXES	2,959,845	3,174,365

INCOME TAX EXPENSE	1,124,933	1,205,001

NET INCOME	1,834,912	1,969,364

OTHER COMPREHENSIVE INCOME, NET OF TAX	126,912	497,041

COMPREHENSIVE INCOME	$1,961,824	$2,466,405

BASIC EARNINGS PER COMMON SHARE	$0.40	$0.43

DILUTED EARNINGS PER COMMON SHARE	$0.40	$0.43

DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.170

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2011 AND 2010

UNAUDITED

	Three Months Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,834,912	$1,969,364
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,095,285	1,041,228
Cost of removal of utility plant, net	(89,522)	(61,396)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(4,347,729)	(3,450,167)

Net cash used in operating activities	(1,507,054)	(500,971)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(2,087,493)	(1,489,582)
Proceeds from disposal of equipment	2,750	—

Net cash used in investing activities	(2,084,743)	(1,489,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on collection of note	47,693	—
Proceeds from issuance of stock (8,349 and 19,516 shares, respectively)	154,231	282,640
Cash dividends paid	(786,270)	(750,786)

Net cash used in financing activities	(584,346)	(468,146)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,176,143)	(2,458,699)

BEGINNING CASH AND CASH EQUIVALENTS	7,951,429	6,745,630

ENDING CASH AND CASH EQUIVALENTS	$3,775,286	$4,286,931

SUPPLEMENTAL INFORMATION:
Interest paid	$589,697	$606,797
Income taxes paid (refunded), net	—	(1,000,000)

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

1.	Basis of Presentation

RGC Resources, Inc. is an energy services company primarily engaged in the sale and distribution of natural gas. The consolidated financial statements include the accounts of RGC Resources, Inc. and its wholly owned subsidiaries (“Resources” or the “Company”); Roanoke Gas Company; Diversified Energy Company; and RGC Ventures of Virginia, Inc.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly RGC Resources, Inc.’s financial position as of December 31, 2011 and the results of its operations and its cash flows for the three months ended December 31, 2011 and 2010. The results of operations for the three months ended December 31, 2011 are not indicative of the results to be expected for the fiscal year ending September 30, 2012 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

The condensed consolidated interim financial statements and condensed notes are presented as permitted by Rule 8-03 of Regulation S-X and the instructions to Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes thereto. The condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K. The September 30, 2011 balance sheet was included in the Company’s Form 10-K.

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

Prior year share and per share data have been restated to reflect the effect of a two-for-one stock split effected in the form of a 100% share dividend on the Company’s common stock payable to shareholders on September 1, 2011.

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in Form 10-K for the year ended September 30, 2011. Newly adopted and newly issued accounting standards are discussed below.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

In June 2011, the FASB issued guidance under FASB ASC No. 220 – Comprehensive Income that defines the presentation of Comprehensive Income in the financial statements. According to the guidance, an entity may present a single continuous statement of comprehensive income or two separate statements – a statement of income and a statement of other comprehensive income that immediately follows the statement of income. In either presentation, the entity is required to present on the face of the financial statement the components of other comprehensive income including the reclassification adjustment for items that are reclassified from other comprehensive income to net income. The new requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In December 2011, the FASB issued additional guidance under FASB ASC No. 220 that deferred the effective date of earlier guidance with regard to the presentation of reclassifications of items out of accumulated other comprehensive income. All other provisions of the guidance issued in June remain in effect. Management is currently evaluating the specific requirements of this guidance but does not anticipate these changes to have a material impact on its financial position or cash flows. Management does expect changes related to its statement of income and comprehensive income to include additional details currently included in the footnotes.

In December 2011, the FASB issued disclosure guidance under FASB ASC No. 210 – Balance Sheet that requires an entity to disclose information about offsetting and related arrangements that enable users of its financial statements to understand the effect of those arrangements on its financial position. Management is currently evaluating the requirements of this guidance but does not anticipate these changes to have a material impact on its financial position. The new requirements are effective on a retrospective basis for annual reporting periods, and interim periods within those annual periods, beginning on or after January 1, 2013.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

On November 1, 2011, Roanoke Gas Company placed into effect new base rates, subject to refund, that provides for approximately $1,100,000 in additional annual non-gas revenues. The amount of the final rate award may be more or less than the amount reflected in the financial statements and will not be known until the Commission issues its order. The Company has recorded an estimated reserve that management believes may be refundable to customers. The public hearing on the request for this rate increase is scheduled for March 27, 2012, with a final order expected some time after that date.

Roanoke Gas Company has in place a weather normalization adjustment mechanism (“WNA”) based on a weather measurement band around the most recent 30-year temperature average. The WNA provides for a weather band of 3% above or below the 30-year temperature average whereby the Company would recover from its customers the lost margin (excluding gas costs) for the impact of weather that was more than 3% warmer than the 30-year average or refund customers the excess earned for weather that was more than 3% colder than the 30-year average. As of December 31, 2011, total heating degree days for the current WNA period of April 2011 through December 2011 were approximately 16% less than the 30-year average. As the number of heating degree days fell outside the current 3% weather band, the Company recorded approximately $577,000 in additional revenues to reflect the estimated impact of the WNA for the difference in margin realized for weather between 16% and 3% warmer than the 30-year average. The final surcharge or refund to customers will be dependent on the weather during the second quarter. Accordingly, the accrued revenues related to the surcharge may be adjusted up or down from the amount reflected in the December 31, 2011 financial statements. The Company did not accrue any WNA revenues for the quarter ended December 31, 2010 as total heating degree days were within the 3% weather band. The Company applied the provisions of FASB ASC No. 980, Regulated Operations, in recording the estimated asset and revenue for the WNA.

3.	Financing Receivables

Financing receivables represent a contractual right to receive money either on demand or on fixed or determinable dates and are recognized as assets on the entity’s balance sheet. The Company has two primary types of financing receivables: trade accounts receivable, resulting from the sale of natural gas and other services to its customers, and notes receivable. Trade accounts receivable are short-term in nature and a provision for uncollectible balances is included in the financial statements. The Company’s notes receivable represents the balance on a five-year note with a fifteen year amortization for partial payment on the sale of the

RGC RESOURCES, INC. AND SUBSIDIARIES

Bluefield, Virginia natural gas distribution assets to ANGD, LLC in October 2007 and a 24 month note from a customer related to the payment for relocating a portion of a natural gas distribution main. Both notes are performing assets with all payments current. Management evaluates the status of the notes each reporting period to make an assessment on the collectability of the balance. In its most recent evaluation, management concluded that the notes continued to be fully collectible and no loss reserve was required. Either note would be considered past due if either the interest or principal installment were outstanding for more than 30 days after their contractual due date.

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

The Company periodically enters into collars, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. The fair value of these instruments is recorded in the balance sheet with the offsetting entry to either under-recovery of gas costs or over-recovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded to customers through the purchased gas adjustment clause (“PGA”) included as part of the Company’s billing rate. During the quarter ended December 31, 2011, the Company had no outstanding derivative collar arrangements for the purchase of natural gas.

The Company has two interest rate swaps associated with its variable rate notes. The first swap relates to the $15,000,000 note issued in November 2005. This swap essentially converts the floating rate note based upon LIBOR into fixed rate debt with a 5.74% effective interest rate. The second swap relates to the $5,000,000 variable rate note issued in October 2008. This swap converts the variable rate note based on LIBOR into a fixed rate debt with a 5.79% effective interest rate. The $15,000,000 swap matures on November 30, 2015 and the $5,000,000 swap matures on December 1, 2015. Both swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income. No portion of either interest rate swap was deemed ineffective during the periods presented.

The table below reflects the fair values of the derivative instruments and their corresponding classification in the consolidated balance sheets under the current liabilities caption of “Fair value of marked-to-market transactions” as of December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
Derivatives designated as hedging instruments:

Interest rate swaps	$3,169,417	$3,312,176

RGC RESOURCES, INC. AND SUBSIDIARIES

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

5.	Comprehensive Income

A summary of other comprehensive income and loss is provided below:

	Three Months Ended December 31,
	2011	2010

Interest Rate SWAPs

Unrealized gains (losses)	$(94,258)	$514,000
Income tax	35,780	(195,113)

Net unrealized gains (losses)	(58,478)	318,887

Transfer of realized losses to interest expense	237,017	237,988
Income tax	(89,972)	(90,341)

Net transfer of realized losses to interest expense	147,045	147,647

Defined Benefit Plans

Transfer of realized actuarial losses to income	50,034	37,401
Income tax	(18,993)	(14,198)

Net transfer of realized actuarial losses to income	31,041	23,203

Amortization of transition obligation	11,773	11,773
Income tax	(4,469)	(4,469)

Net amortization of transition obligation	7,304	7,304

Net other comprehensive income	$126,912	$497,041

Accumulated comprehensive loss - beginning of period	(4,033,338)	(3,866,823)

Accumulated comprehensive loss - end of period	$(3,906,426)	$(3,369,782)

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of accumulated comprehensive loss as of December 31, 2011 and September 30, 2011 include:

	December 31, 2011	September 30, 2011

Interest rate swaps	$(1,966,307)	$(2,054,874)
Pension plan	(1,331,614)	(1,354,418)
Postretirement benefit plan	(608,505)	(624,046)

Total accumulated comprehensive loss	$(3,906,426)	$(4,033,338)

6.	Earnings Per Share

Basic earnings per common share for the three months ended December 31, 2011 and 2010 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three months ended December 31, 2011 and 2010 are calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended December 31,
	2011	2010

Net Income	$1,834,912	$1,969,364

Weighted average common shares	4,630,166	4,560,415

Effect of dilutive securities:
Options to purchase common stock	5,488	10,225

Diluted average common shares	4,635,654	4,570,640

Earnings Per Share of Common Stock:
Basic	$0.40	$0.43
Diluted	$0.40	$0.43

RGC RESOURCES, INC. AND SUBSIDIARIES

7.	Commitments and Contingencies

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

There have been no changes to the status of the lawsuits reported in the Annual Report on Form 10-K for the year ended September 30, 2011.

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

	Three Months Ended December 31,
	2011	2010
Components of net periodic pension cost:

Service cost	$130,425	$119,809
Interest cost	238,299	227,219
Expected return on plan assets	(239,795)	(232,052)
Recognized loss	118,854	81,793

Net periodic pension cost	$247,783	$196,769

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended December 31,
	2011	2010
Components of postretirement benefit cost:

Service cost	$48,944	$48,711
Interest cost	148,090	144,994
Expected return on plan assets	(91,840)	(89,320)
Amortization of unrecognized transition obligation	47,223	47,223
Recognized loss	59,847	50,288

Net periodic postretirement benefit cost	$212,264	$201,896

The Company contributed $400,000 to its pension plan during the three-month period ended December 31, 2011. The Company currently expects to make a total contribution of approximately $1,000,000 to its pension plan and $850,000 to its postretirement benefit plan during the fiscal year ending September 30, 2012. The Company will continue to evaluate its benefit plan funding levels throughout the year.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

10.	Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements by level within the fair value hierarchy as of December 31, 2011 and September 30, 2011:

		Fair Value Measurements - December 31, 2011
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Natural gas purchases	$1,560,141	$—	$1,560,141	$—
Interest rate swaps	3,169,417	—	3,169,417	—

Total	$4,729,558	$—	$4,729,558	$—

RGC RESOURCES, INC. AND SUBSIDIARIES

		Fair Value Measurements - September 30, 2011
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Natural gas purchases	$1,000,121	$—	$1,000,121	$—
Interest rate swaps	3,312,176	—	3,312,176	—

Total	$4,312,297	$—	$4,312,297	$—

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At December 31, 2011 and September 30, 2011, the Company had a liability in accounts payable reflecting the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

The fair value of the interest rate swaps, included in the line item “Fair value of marked-to-market transactions”, is determined by using the counterparty’s proprietary models and certain assumptions regarding past, present and future market conditions.

The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows to settle the obligation.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of December 31, 2011 and September 30, 2011.

	December 31, 2011		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Note receivables	$1,372,847	$1,363,567	$1,420,540	$1,403,286

Liabilities:
Long-term debt	$28,000,000	$29,444,908	$28,000,000	$29,539,742

RGC RESOURCES, INC. AND SUBSIDIARIES

Notes receivable are included in both current assets and other assets on the balance sheet. Long-term debt includes current maturities of long-term debt of $15,000,000.

The fair value of the notes receivable are estimated by discounting future cash flows based on a range of rates for similar investments adjusted for management’s expectation of credit and other risks. The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt at rates extrapolated based on current market conditions. The variable rate long-term debt has interest rate swaps that effectively convert such debt to a fixed rate. The values of the swap agreements are included in the first table above.

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of December 31, 2011 and September 30, 2011, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants. The Company is also exposed to credit risk of nonperformance by the counterparty on its commodity-based collar agreements. The Company uses financially sound institutions to mitigate the risk of nonperformance on those contracts.

11.	Subsequent Events

In January 2012, the Internal Revenue Service (IRS) notified the Company that it would be conducting an audit of its September 30, 2010 federal income tax return. The IRS last audited the September 30, 2006 federal income tax return.

The Company has evaluated subsequent events through the date the financials statements were issued. There were no items not otherwise disclosed which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, RGC Resources, Inc. (“Resources” or the “Company”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the following: (i) general economic conditions both locally and nationally; (ii) impact of potential climate change legislation regarding limitations on carbon dioxide emissions; (iii) impact of potential increased regulatory oversight and compliance requirements due to financial, environmental, safety and system integrity laws and regulations; (iv) failure to obtain timely rate relief from regulatory authorities for increasing operating or gas costs; (v) the potential loss of large-volume industrial customers to alternate fuels, facility closings or production changes; (vi) ability to attract and retain professional and technical employees to replace an aging work force; (vii) rising interest rates; (viii) effect of weather conditions and natural disasters on production and distribution facilities and the related effect on supply availability and price; (ix) changes in accounting regulations and practices, which could change the accounting treatment for certain transactions and increase the cost of compliance; (x) access to capital markets and the availability of debt and equity financing to support future capital expenditures; (xi) volatility in actuarially determined benefit costs and plan asset performance; (xii) increased customer delinquencies and conservation efforts resulting from difficult economic conditions and/or colder weather; (xiii) volatility in the price and availability of natural gas including restrictions on the exploration and development of natural gas reserves, for environmental or other reasons, and the potential effect of lower natural gas prices on such future exploration and development activity; and (xiv) effect of the federal budget deficit and its impact on corporate taxes. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.

Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.

RGC RESOURCES, INC. AND SUBSIDIARIES

The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2012. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings for the balance of the fiscal year will depend primarily on weather conditions during the remaining winter months, energy costs, improvement or deterioration in the local economic environment and the level of operating and maintenance costs during the remainder of the year.

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 58,700 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding localities through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for terms and conditions set by the Virginia State Corporation Commission (“SCC”).

Resources also provides certain unregulated services through Roanoke Gas. Such unregulated operations represent less than 3% of total revenues and margin of Resources on an annual basis.

The Company’s utility operations are regulated by the SCC which oversees the terms, conditions, and rates to be charged to customers for natural gas service, safety standards, extension of service, accounting and depreciation. The Company is also subject to federal regulation from the Department of Transportation in regard to the construction, operation, maintenance, safety and integrity of its transmission and distribution pipelines. The Federal Energy Regulatory Commission regulates the prices for the transportation and delivery of natural gas to the Company’s distribution system and underground storage services. The Company is also subject to other regulations which are not necessarily industry specific.

The SCC authorizes the rates and fees that the Company charges its customers for regulated natural gas service. Over the past several years, the Company has implemented certain approved rate mechanisms that reduce some of the volatility in earnings associated with variations in winter weather and the cost of natural gas.

Since 2003, Roanoke Gas has had in place a weather normalization adjustment mechanism (“WNA”) based on a weather measurement band around the most recent 30-year temperature average. Because the SCC authorizes billing rates for the utility operations of Roanoke Gas based on normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. Therefore, the WNA provides the Company with a level of earnings protection when weather is significantly warmer than normal and provides its customers with price protection when the weather is significantly colder than normal. The WNA mechanism provides for a weather band of 3% above and below the 30-year average, whereby the Company would bill its customers for the lost margin (excluding gas costs) for the impact of weather that was more than 3% warmer than normal or refund customers the excess margin earned for weather that was more than 3% colder than normal. The annual WNA period extends from April to March. For the nine month period ended December 31, 2011, weather was 16% warmer than

RGC RESOURCES, INC. AND SUBSIDIARIES

the 30-year average. As a result, the Company recorded approximately $577,000 in additional revenues to reflect the estimated impact of the WNA for the difference in margin not realized for weather between 3% and 16% of the 30-year average. The final surcharge or refund to customers will be dependent on the weather during the second fiscal quarter as the accrued revenues related to the WNA may be adjusted up or down from the amount included in the December 31, 2011 financial statements. The total number of heating degree days during the prior WNA period fell within the weather band. As a result, the WNA mechanism was not triggered for the prior year.

The Company also has an approved rate structure in place that mitigates the impact of financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs”, of its investment in natural gas inventory. The carrying cost revenue factor applied to inventory is based on the Company’s weighted average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less carrying cost revenue as financing costs are lower. As a result of lower commodity price of natural gas, the average price of gas in storage has declined from last year’s levels. The lower average price of gas in storage has resulted in a $3,000 reduction in carrying cost revenues for the first quarter of fiscal 2012. With the futures market indicating much lower natural gas prices during the spring and summer fill months compared to the same periods last year, the Company expects to replace much of its current inventory with lower cost gas which will benefit the Company’s customers but will result in less inventory carrying cost revenues for the balance of the year.

Generally, as investment in natural gas inventory increases so does the level of borrowing under the Company’s line-of-credit. However, as the carrying cost factor used in determining carrying cost revenues is based on the Company’s weighted average cost of capital, carrying cost revenues do not directly correspond with incremental short-term financing costs. Therefore, when inventory balances decline due to a reduction in commodity prices, net income will be negatively affected as carrying cost revenues decrease by a greater amount than short-term financing costs decrease. The inverse occurs when inventory costs increase.

RGC Resources is committed to the safe and reliable delivery of natural gas to its customers. Since 1991, the Company has placed an increased emphasis on the renewal and replacement of its cast iron and bare steel natural gas distribution pipelines. Management anticipates replacing all remaining cast iron and bare steel pipe over the next several years.

Results of Operations

Three Months Ended December 31, 2011:

Net income decreased by approximately $134,000 for the quarter ended December 31, 2011 compared to the same period last year. Significantly less natural gas deliveries due to much warmer weather and increased depreciation more than offset the effects of the WNA accrual and implementation of increased non-gas rates during the quarter.

RGC RESOURCES, INC. AND SUBSIDIARIES

The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended
	December 31,		Increase/
	2011	2010	(Decrease)	Percentage

Operating Revenues
Gas Utilities	$18,173,445	$22,248,553	$(4,075,108)	-18%
Other	325,731	299,206	26,525	9%

Total Operating Revenues	$18,499,176	$22,547,759	$(4,048,583)	-18%

Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	1,804,619	2,379,115	(574,496)	-24%
Transportation and Interruptible	739,811	769,794	(29,983)	-4%

Total	2,544,430	3,148,909	(604,479)	-19%

Heating Degree Days (Unofficial)	1,328	1,719	(391)	-23%

Total operating revenues for the three months ended December 31, 2011, compared to the same period last year, decreased primarily due to a 19% decline in total natural gas deliveries associated with a 23% decline in heating degree days and a decrease in natural gas prices. The per unit cost of natural gas reflected in the cost of sales decreased by more than 5% compared to last year.

	Three Months Ended
	December 31,		Increase/
	2011	2010	(Decrease)	Percentage
Gross Margin
Gas Utilities	$7,960,670	$8,096,792	$(136,122)	-2%
Other	168,957	132,772	36,185	27%

Total Operating Margin	$8,129,627	$8,229,564	$(99,937)	-1%

Regulated natural gas margins from utility operations decreased from the same period last year primarily as a result of significantly less total natural gas deliveries for the quarter offset by an accrual of $577,000 for WNA and the implementation of a non-gas base rate increase effective

RGC RESOURCES, INC. AND SUBSIDIARIES

for service rendered on and after November 1, 2011. Residential and commercial volumes decreased by 24% from last year’s levels as the total number of heating degree days for the period declined by 23%. Industrial volumes, which tend to be less weather sensitive than residential and commercial volumes, reflected a decrease of 4% primarily due to weather and expected cutbacks by a few customers. As a result of the implementation of the rate increase, the Company realized approximately $145,000 in additional margin from customer base charges, which is a flat monthly fee billed to each natural gas customer, and volumetric sales.

The components of the gas utility margin decrease are summarized below:

Net Margin Decrease

Customer Base Charge	$80,162
WNA	577,037
Carrying Cost	(3,006)
Volumetric	(787,166)
Other	(3,149)

Total	$(136,122)

Other margins increased by $36,185 from last year primarily due to the completion of master meter services contract work. More than half of the revenues and margins included under the caption of “Other” are subject to variations in the level of activity and generally are associated with service contracts that have a limited duration that are subject to renewal on an annual basis. Current service contracts extend through the remainder of the fiscal year; however, any continuation beyond 2012 is uncertain.

Operation and maintenance expenses increased by $31,970, or 1%, over the same period last year. Total employee labor and benefit costs increased by approximately $150,000 over the same period last year primarily due to increased pension and postretirement medical costs related to the amortization of a higher actuarial loss and higher health insurance premiums. Operation and maintenance expenses were reduced by $82,000 due to an increase in the capitalization of benefit costs and general and administrative overheads related to a greater level of expenditures in the Company’s pipeline renewal projects. The remaining reductions in operation and maintenance were related to bad debt expense associated with a reduction in billings and contracted services.

General taxes increased by $24,769, or 8%, primarily due to higher property taxes associated with increases in utility property.

Depreciation expense increased by $53,119, or 5%, on a corresponding increase in utility plant investment primarily due to the completion of several distribution pipeline replacement projects.

Other income, net, decreased by $7,909 primarily due to timing of certain expenditures and a reduction in interest income on short-term cash investments.

RGC RESOURCES, INC. AND SUBSIDIARIES

Interest expense remained virtually unchanged as the Company’s total debt position has remained at the $28,000,000 level. The Company has been able to generate sufficient funds from its operations to meet its current cash needs without accessing its line-of-credit.

Income tax expense decreased by $80,068, which corresponds to the decrease in pre-tax income for the quarter. The effective tax rate was 38% for the current period and prior period.

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

Revenue recognition – Regulated utility sales and transportation revenues are based on rates approved by the SCC. The non-gas cost component of rates may not be changed without a formal rate application and corresponding authorization by the SCC; however, the gas cost component of rates may be adjusted periodically through the PGA mechanism with administrative approval from the SCC. When the Company files a request for a non-gas rate increase, the SCC may allow the Company to place such rates into effect subject to refund pending a final order. Under these circumstances, the Company will estimate the amount of rate

RGC RESOURCES, INC. AND SUBSIDIARIES

increase it anticipates will be approved based on the best available information at the time. Utilizing this estimate, the Company records a provision for possible refund for actual revenues in excess of the amount estimated to be awarded. For the quarter ended December 31, 2011, the Company has recorded a reserve that management believes may be refundable to customers based on its estimates. The amount of the final rate award may be more or less than the amount reflected in the financial statements and will not be known until the Commission issues its order which is not expected before the end of the Company’s second fiscal quarter.

The Company bills its regulated natural gas customers on a monthly cycle. The billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for natural gas delivered to customers but not yet billed during the accounting period based on weather during the period and current and historical data. The financial statements included unbilled revenue of $4,083,651 and $7,202,270 as of December 31, 2011 and 2010, respectively.

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

Investment performance has improved since the declines experienced in August and September, which led to lower discount rate assumptions and an increase in the negative funded position of both plans. If investment returns continue to improve in 2012, the funded position of both plans should improve. Nevertheless, the Company expects to fund the pension plan for the current fiscal year at $1,000,000 and the postretirement medical plan at $850,000. Even with improvement in investment returns, the Company anticipates maintaining contributions at these levels or higher over the next several years. The Company will continue to evaluate its benefit plan funding levels throughout the year in light of the requirements of the Pension Protection Act of 2006 and ongoing investment returns and make adjustments as necessary to avoid benefit restrictions and manage the cost of the benefit plans.

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

Regulatory

On November 1, 2011, Roanoke Gas Company placed into effect new base rates, subject to refund, that provides for approximately $1,100,000 in additional annual non-gas revenues. The Company has recorded an estimated reserve that management believes may be refundable to customers. The amount of the final rate award may be more or less than the amount reflected in the financial statements and will not be known until the Commission issues its order. The public hearing on the request for this rate increase is scheduled for March 27, 2012, with a final order expected some time after that date.

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

Cash and cash equivalents decreased by $4,176,143 for the three-month period ended December 31, 2011 compared to a $2,458,699 decrease for the same period last year. The following table summarizes the categories of uses of cash:

	December 31,
	2011	2010
Cash Flow Summary Three Months Ended:
Used in operating activities	$(1,507,054)	$(500,971)
Used in investing activities	(2,084,743)	(1,489,582)
Used in financing activities	(584,346)	(468,146)

Decrease in cash and cash equivalents	$(4,176,143)	$(2,458,699)

RGC RESOURCES, INC. AND SUBSIDIARIES

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

For the three months ended December 31, 2011, cash used in operations increased by approximately $1,006,000 primarily due to the prior year including a refund on federal income taxes. Significantly warmer weather in December resulted in a much smaller increase in both accounts receivable and accounts payable compared to the prior year.

Investing activities are generally composed of expenditures under the Company’s construction program, which involves a combination of replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe and expanding its natural gas system to meet the demands of customer growth. Cash flows used in investing activities increased by approximately $595,000 due to an increased level of capital expenditures. Total capital expenditures were $2,087,493 and $1,489,582 for the three-month periods ended December 31, 2011 and 2010, respectively. The increase in capital expenditures is attributable to emphasis by the Company to replace the remaining bare steel and cast iron pipe within its natural gas distribution system. To meet this goal, the Company expects capital expenditures to remain near the current annual capital budget of $8,200,000 for the next several years. Depreciation is expected to provide between 50% and 55% of the current year’s projected capital expenditures, with the balance of funding dependent on other sources including net income and corporate borrowing activity, if necessary.

Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flow used in financing activities increased by approximately $116,000, from $468,000 to $584,000, primarily due to 11,167 fewer shares of common stock issued this year compared to the same period last year. The impact of lower natural gas prices and their effect on reducing inventory and accounts receivable levels have generated sufficient levels of cash to avoid accessing the line-of-credit during the current and prior year. With natural gas commodity prices projected to move lower over the next several months, the

RGC RESOURCES, INC. AND SUBSIDIARIES

Company anticipates its need for working capital funding through its line-of-credit agreement to be minimal through next winter even with a greater emphasis on the pipeline replacement program.

The Company’s line-of-credit agreement will expire on March 31, 2012, unless extended. The Company anticipates being able to extend or replace its current line-of-credit agreement upon expiration; however, there is no guarantee that the line-of-credit will be extended or replaced on terms comparable to those currently in place.

The Company’s $15,000,000 unsecured variable rate note is scheduled to mature on March 31, 2012. Based on discussions with the current lender, the Company anticipates being able to extend this note prior to its maturity on a yearly basis under terms comparable to those currently in place until such time the corresponding swap on the note matures on December 1, 2015.

At December 31, 2011, the Company’s consolidated long-term capitalization, including current maturities of long-term debt, was 64% equity and 36% debt.

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

As of December 31, 2011, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

There were no changes in the internal controls over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

As previously disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2010, the Company received notice that it had been named as a defendant in two civil lawsuits associated with an explosion and fire at a West Virginia residence in November 2009. The suits, filed in the Circuit Court of Kanawha County, West Virginia on June 29, 2010, list Inergy, L.P., RGC Resources, Inc., Inergy Propane, LLC (“Inergy”) d/b/a Highland Propane Company and Otis Cornell as defendants.

On January 31, 2012, the Company and its wholly owned subsidiary, Diversified Energy Company (“Diversified”), received notices from Inergy, a co-defendant with the Company in the litigation stating that Inergy believes that certain claims raised in the litigation are subject to indemnification by the Company and Diversified. The Company does not believe that it is obligated to indemnify Inergy. However, the Company and its legal counsel are continuing to review the terms of the agreements between the parties and to assess the claim. The Company has not changed its assessment of potential liability and does not believe the likelihood of a negative outcome to the Company is probable. If the results of the litigation were adverse to the Company, management believes such damages would be covered by the Company’s applicable insurance policies.

ITEM 1A – RISK FACTORS

Not required.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 4 – RESERVED

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Number	Description

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets at December 31, 2011 and September 30, 2011, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended December 31, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010, and (iv) Condensed Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T or Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

RGC RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC Resources, Inc.

Date: February 13, 2012	By:	/s/ John B. Williamson, III

John B. Williamson, III
Chairman, President, CEO and CFO