Form 10-Q
period 2012-03-31
RGC RESOURCES INC
filed 2012-05-11
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $5 Par Value	4,649,385

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2012	September 30, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,052,821	$7,951,429
Accounts receivable (less allowance for uncollectibles of $276,513 and $66,058, respectively)	7,827,849	3,437,904
Notes receivable	1,142,770	277,770
Materials and supplies	637,629	583,157
Gas in storage	4,650,983	12,890,934
Prepaid income taxes	—	1,741,349
Deferred income taxes	3,638,038	2,870,843
Other	1,394,792	1,250,859

Total current assets	35,344,882	31,004,245

UTILITY PROPERTY:
In service	132,271,774	128,709,183
Accumulated depreciation and amortization	(46,257,290)	(45,191,684)

In service, net	86,014,484	83,517,499
Construction work in progress	1,850,807	2,204,957

Utility plant, net	87,865,291	85,722,456

OTHER ASSETS:
Note receivable	95,385	1,142,770
Regulatory assets	7,461,635	7,547,729
Other	101,643	131,849

Total other assets	7,658,663	8,822,348

TOTAL ASSETS	$130,868,836	$125,549,049

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2012	September 30, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$15,000,000
Notes payable	15,000,000	—
Dividends payable	813,642	786,270
Accounts payable	3,731,048	5,299,475
Customer credit balances	1,212,779	2,525,071
Income taxes payable	572,670	—
Customer deposits	1,760,871	1,607,844
Accrued expenses	2,141,344	2,141,132
Over-recovery of gas costs	3,303,837	355,476
Fair value of marked-to-market transactions	3,026,439	3,312,176

Total current liabilities	31,562,630	31,027,444

LONG-TERM DEBT	13,000,000	13,000,000

DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	3,983,768	3,863,933
Regulatory cost of retirement obligations	7,819,963	7,596,678
Benefit plan liabilities	11,395,157	11,326,909
Deferred income taxes	11,034,982	9,927,135
Deferred investment tax credits	16,654	21,172

Total deferred credits and other liabilities	34,250,524	32,735,827

STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 4,642,319 and 4,624,682, respectively	23,211,595	23,123,410
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	7,064,435	6,830,395
Retained earnings	25,559,029	22,865,311
Accumulated other comprehensive loss	(3,779,377)	(4,033,338)

Total stockholders’ equity	52,055,682	48,785,778

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,868,836	$125,549,049

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
OPERATING REVENUES:
Gas utilities	$21,021,336	$26,773,008	$39,194,781	$49,021,561
Other	268,891	299,561	594,622	598,767

Total operating revenues	21,290,227	27,072,569	39,789,403	49,620,328

COST OF SALES:
Gas utilities	12,037,287	17,723,904	22,250,062	31,875,665
Other	134,418	147,299	291,192	313,733

Total cost of sales	12,171,705	17,871,203	22,541,254	32,189,398

GROSS MARGIN	9,118,522	9,201,366	17,248,149	17,430,930

OTHER OPERATING EXPENSES:
Operations and maintenance	3,236,558	3,350,157	6,561,720	6,643,349
General taxes	363,310	343,211	703,732	658,864
Depreciation and amortization	1,063,483	1,001,978	2,118,581	2,003,957

Total other operating expenses	4,663,351	4,695,346	9,384,033	9,306,170

OPERATING INCOME	4,455,171	4,506,020	7,864,116	8,124,760

OTHER INCOME, Net	6,260	14,940	16,159	32,748

INTEREST EXPENSE	456,710	456,285	915,709	918,468

INCOME BEFORE INCOME TAXES	4,004,721	4,064,675	6,964,566	7,239,040

INCOME TAX EXPENSE	1,521,414	1,544,861	2,646,347	2,749,862

NET INCOME	2,483,307	2,519,814	4,318,219	4,489,178

OTHER COMPREHENSIVE INCOME, NET OF TAX	127,049	207,673	253,961	704,714

COMPREHENSIVE INCOME	$2,610,356	$2,727,487	$4,572,180	$5,193,892

BASIC EARNINGS PER COMMON SHARE	$0.54	$0.55	$0.93	$0.98

DILUTED EARNINGS PER COMMON SHARE	$0.53	$0.55	$0.93	$0.98

DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.170	$0.350	$0.340

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS

ENDED MARCH 31, 2012 AND 2011

UNAUDITED

	Six Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,318,219	$4,489,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,198,955	2,082,455
Cost of removal of utility plant, net	(189,347)	(146,269)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	6,887,679	9,053,571

Net cash provided by operating activities	13,215,506	15,478,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(4,024,345)	(2,882,623)
Proceeds from disposal of equipment	2,750	—

Net cash used in investing activities	(4,021,595)	(2,882,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on collection of notes	182,385	87,000
Proceeds from issuance of stock (17,637 and 45,910 shares, respectively)	322,225	684,562
Cash dividends paid	(1,597,129)	(1,528,174)

Net cash used in financing activities	(1,092,519)	(756,612)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,101,392	11,839,700

BEGINNING CASH AND CASH EQUIVALENTS	7,951,429	6,745,630

ENDING CASH AND CASH EQUIVALENTS	$16,052,821	$18,585,330

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$883,283	$900,233
Income taxes paid (refunded) net	150,225	(1,000,000)

SUPPLEMENTAL INFORMATION - NON-CASH TRANSACTION:

The Company’s $15,000,000 note due March 31, 2012 was refinanced with the issuance of a $15,000,000 one-year term note on March 30, 2012.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly RGC Resources, Inc.’s financial position as of March 31, 2012 and the results of its operations for the three months and six months ended March 31, 2012 and 2011 and its cash flows for the six months ended March 31, 2012 and 2011. The results of operations for the three months and six months ended March 31, 2012 are not indicative of the results to be expected for the fiscal year ending September 30, 2012 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Recently Issued Accounting Standards

In May 2011, the FASB issued guidance under FASB ASC No. 820 – Fair Value Measurement, which serves to converge guidance between the FASB and the International Accounting Standards Board (“IASB”) for fair value measurements and their related disclosures. This guidance provides for common requirements for measuring fair value and for disclosing information about fair value measurements including the consistency of the meaning of the term “fair value”. This guidance provides clarification about the application of existing fair value measurement and disclosure requirements as well as changes in particular requirements for measuring fair value or for disclosing information about fair value measurements. The new requirements are effective for the current quarter and have been included in the disclosures contained in Note 11 below.

In June 2011, the FASB issued guidance under FASB ASC No. 220 – Comprehensive Income that defines the presentation of Comprehensive Income in the financial statements. According to the guidance, an entity may present a single continuous statement of comprehensive income or two separate statements – a statement of income and a statement of other comprehensive income that immediately follows the statement of income. In either presentation, the entity is required to present on the face of the financial statement the components of other comprehensive income including the reclassification adjustment for items that are reclassified from other comprehensive income to net income. The Company currently provides the information for Comprehensive Income in Note 6. The new requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In December 2011, the FASB issued additional guidance under FASB ASC No. 220 that deferred the effective date of earlier guidance with regard to the presentation of reclassifications of items out of accumulated other comprehensive income. All other provisions of the original guidance remain in effect. Management is currently evaluating the specific requirements of this guidance but does not anticipate these changes to have a material impact on its financial position or cash flows.

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

On November 1, 2011, Roanoke Gas Company placed into effect new base rates, subject to refund, that provide for approximately $1,100,000 in additional annual non-gas revenues. On March 22, 2012, the Company reached a stipulated agreement with the SCC staff for a non-gas rate award in the amount of $235,000. On April 12, 2012, the Hearing Examiner issued his report accepting the stipulated agreement between the Company and SCC staff. The Company has recorded a provision for rate refund including interest associated with customer billings for the difference between the rates placed into effect on November 1 and the amount specified within the stipulated agreement. Refunds to customers will be made after receipt of the final order from the SCC.

Roanoke Gas Company has in place a weather normalization adjustment mechanism (“WNA”) based on a weather measurement band around the most recent 30-year temperature average. The WNA provides for a weather band of 3% above or below the 30-year temperature average whereby the Company would recover from its customers the lost margin (excluding gas costs) for the impact of weather that was more than 3% warmer than the 30-year average or refund customers the excess earned for weather that was more than 3% colder than the 30-year average. As of March 31, 2012, total heating degree days for the current WNA period of April 2011 through March 2012 were approximately 22% less than the 30-year average. As the number of heating degree days fell outside the current 3% weather band, the Company recorded approximately $1,163,000 in additional revenues for the quarter and approximately $1,740,000 revenues for the current six month period to reflect the estimated impact of the WNA for the difference in margin realized for weather between 22% and 3% warmer than the 30-year average. The Company will bill its customers to recover the approximately $1,740,000 in WNA revenue during its May billing cycle. The Company did not record any WNA revenues for the quarter and WNA period ended March 31, 2011 as total heating degree days were within the 3% weather band. The Company applied the provisions of FASB ASC No. 980, Regulated Operations, in recording the asset and revenue for the WNA.

3.	Short-Term Debt

On March 30, 2012, the Company and Wells Fargo Bank entered into a new line-of-credit agreement. The new agreement maintained the same variable interest rate of 30 day LIBOR plus 100 basis points and the availability fee of the prior line-of-credit agreement. The Company continued the multi-tiered borrowing limits to accommodate seasonal borrowing demands and to minimize borrowing costs. The Company’s total available borrowing limits during the remaining term of the line-of-credit agreement range from $1,000,000 to $5,000,000.

RGC RESOURCES, INC. AND SUBSIDIARIES

The line-of-credit agreement will expire March 31, 2013, unless extended. The Company anticipates being able to extend or replace the credit line upon expiration. At March 31, 2012, the Company had no outstanding balance under its line-of-credit agreement.

Also on March 30, 2012, the Company executed an unsecured term note in the amount of $15,000,000. This term note extends the maturity date of the original promissory note dated November 28, 2005 and subsequent modification dated October 20, 2010. The term note, which has a maturity date of March 31, 2013, retains all other terms and conditions provided for in the original promissory note. The Company anticipates being able to renew this note on comparable terms as currently in place until such time the note co-terminates with the corresponding interest rate swap.

4.	Financing Receivables

Financing receivables represent a contractual right to receive money either on demand or on fixed or determinable dates and are recognized as assets on the entity’s balance sheet. The Company has two primary types of financing receivables: trade accounts receivable, resulting from the sale of natural gas and other services to its customers, and notes receivable. Trade accounts receivable are short-term in nature and a provision for uncollectible balances is included in the financial statements. The Company’s notes receivable represents the balance on a five-year note with a fifteen year amortization for partial payment on the sale of the Bluefield, Virginia natural gas distribution assets to ANGD, LLC in October 2007 and a 24 month note from a customer related to the payment for relocating a portion of a natural gas distribution main. Both notes are performing assets with all payments current. Management evaluates the status of the notes each reporting period to make an assessment on the collectability of the balance. In its most recent evaluation, management concluded that the notes continued to be fully collectible and no loss reserve was required. Either note would be considered past due if either the interest or principal installment were outstanding for more than 30 days after their contractual due date.

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

The Company periodically enters into collars, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. The fair value of these instruments is recorded in the balance sheet with the offsetting entry to either under-recovery of gas costs or over-recovery of gas costs. Net income and other

RGC RESOURCES, INC. AND SUBSIDIARIES

comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded to customers through the purchased gas adjustment clause (“PGA”) included as part of the Company’s billing rate. During the quarter ended March 31, 2012, the Company had no outstanding derivative arrangements for the purchase of natural gas.

The Company has two interest rate swaps associated with its variable rate notes. The first swap relates to the $15,000,000 term note originally issued in November 2005 and most recently renewed as a one year term loan as described in Note 3. This swap essentially converts the floating rate note based upon LIBOR into fixed rate debt with a 5.74% effective interest rate. The second swap relates to the $5,000,000 variable rate note issued in October 2008. This swap converts the variable rate note based on LIBOR into a fixed rate debt with a 5.79% effective interest rate. The $15,000,000 swap matures on November 30, 2015 and the $5,000,000 swap matures on December 1, 2015. Both swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income. No portion of either interest rate swap was deemed ineffective during the periods presented.

The table below reflects the fair values of the derivative instruments and their corresponding classification in the consolidated balance sheets under the current liabilities caption of “Fair value of marked-to-market transactions” as of March 31, 2012 and September 30, 2011:

	March 31,	September 30,
	2012	2011
Derivatives designated as hedging instruments:

Interest rate swaps	$3,026,439	$3,312,176

The table in Note 6 reflects the effect on income and other comprehensive income of the Company’s cash flow hedges.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

6.	Comprehensive Income

A summary of other comprehensive income and loss is provided below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Interest Rate SWAPs

Unrealized gains (losses)	$(89,195)	$53,038	$(183,453)	$567,038
Income tax	33,859	(20,133)	69,639	(215,246)

Net unrealized gains (losses)	(55,336)	32,905	(113,814)	351,792

Transfer of realized losses to interest expense	232,173	232,529	469,190	470,517
Income tax	(88,133)	(88,268)	(178,105)	(178,609)

Net transfer of realized losses to interest expense	144,040	144,261	291,085	291,908

Defined Benefit Plans

Transfer of realized losses to income	50,034	37,401	100,068	74,802
Income tax	(18,993)	(14,198)	(37,986)	(28,396)

Net transfer of realized losses to income	31,041	23,203	62,082	46,406

Amortization of transition obligation	11,773	11,773	23,546	23,546
Income tax	(4,469)	(4,469)	(8,938)	(8,938)

Net amortization of transition obligation	7,304	7,304	14,608	14,608

Net other comprehensive income	$127,049	$207,673	$253,961	$704,714

Accumulated comprehensive loss - beginning of period	(3,906,426)	(3,369,782)	(4,033,338)	(3,866,823)

Accumulated comprehensive loss - end of period	$(3,779,377)	$(3,162,109)	$(3,779,377)	$(3,162,109)

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of accumulated comprehensive loss as of March 31, 2012 and September 30, 2011 include:

	March 31,	September 30,
	2012	2011

Interest rate swaps	$(1,877,603)	$(2,054,874)
Pension plan	(1,308,810)	(1,354,418)
Postretirement benefit plan	(592,964)	(624,046)

Total accumulated comprehensive loss	$(3,779,377)	$(4,033,338)

7.	Earnings Per Share

Basic earnings per common share for the three and six months ended March 31, 2012 and 2011 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three and six months ended March 31, 2012 and 2011 are calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net Income	$2,483,307	$2,519,814	$4,318,219	$4,489,178

Weighted average common shares	4,638,889	4,584,030	4,634,504	4,572,093

Effect of dilutive securities:
Options to purchase common stock	5,362	8,635	5,425	9,462

Diluted average common shares	4,644,251	4,592,665	4,639,929	4,581,555

Earnings Per Share of Common Stock:
Basic	$0.54	$0.55	$0.93	$0.98
Diluted	$0.53	$0.55	$0.93	$0.98

8.	Commitments and Contingencies

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

The lawsuits reported in the Annual Report on Form 10-K for the year ended September 30, 2011 have been withdrawn from Kanawha County with the agreement of all parties that they can be filed in the Circuit Court of Greenbrier County. Under the agreement, the plaintiffs have until August 1, 2012 to re-file the lawsuits.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Components of net periodic pension cost:

Service cost	$130,425	$119,809	$260,850	$239,618
Interest cost	238,299	227,219	476,598	454,438
Expected return on plan assets	(239,795)	(232,052)	(479,590)	(464,104)
Recognized loss	118,854	81,793	237,708	163,586

Net periodic pension cost	$247,783	$196,769	$495,566	$393,538

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Components of postretirement benefit cost:

Service cost	$48,944	$48,711	$97,888	$97,422
Interest cost	148,090	144,994	296,180	289,988
Expected return on plan assets	(91,840)	(89,320)	(183,680)	(178,640)
Amortization of transition obligation	47,223	47,223	94,446	94,446
Recognized loss	59,847	50,288	119,694	100,576

Net postretirement benefit cost	$212,264	$201,896	$424,528	$403,792

The Company contributed $400,000 to its pension plan during the six-month period ended March 31, 2012. The Company currently expects to make a total contribution of approximately $1,100,000 to its pension plan and $850,000 to its postretirement benefit plan during the fiscal year ending September 30, 2012. The Company will continue to evaluate its benefit plan funding levels throughout the year.

10.	Environmental Matters

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

RGC RESOURCES, INC. AND SUBSIDIARIES

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of March 31, 2012 and September 30, 2011:

		Fair Value Measurements - March 31, 2012
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Natural gas purchases	$1,235,377	$—	$1,235,377	$—
Interest rate swaps	3,026,439	—	3,026,439	—

Total	$4,261,816	$—	$4,261,816	$—

		Fair Value Measurements - September 30, 2011
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Natural gas purchases	$1,000,121	$—	$1,000,121	$—
Interest rate swaps	3,312,176	—	3,312,176	—

Total	$4,312,297	$—	$4,312,297	$—

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At March 31, 2012 and

RGC RESOURCES, INC. AND SUBSIDIARIES

September 30, 2011, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of March 31, 2012 and September 30, 2011.

		Fair Value Measurements - March 31, 2012
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Notes receivable	$1,238,155	$—	$—	$1,242,103

Total	$1,238,155	$—	$—	$1,242,103

Liabilities:
Note payable	$15,000,000	$—	$14,953,751	$—
Long-term debt	13,000,000	—	—	14,337,134

Total	$28,000,000	$—	$14,953,751	$14,337,134

RGC RESOURCES, INC. AND SUBSIDIARIES

		Fair Value Measurements – September 30, 2011
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Notes receivable	$1,420,540	$—	$—	$1,403,286

Total	$1,420,540	$—	$—	$1,403,286

Liabilities:
Note payable	$—	$—	$—	$—
Long-term debt	28,000,000	—	—	29,539,742

Total	$28,000,000	$—	$—	$29,539,742

Notes receivable are included in both current assets and other assets on the balance sheet.

The fair value of the notes receivable are estimated by discounting future cash flows based on a range of rates for similar investments adjusted for management’s expectation of credit and other risks. The fair value of the note payable is estimated by using the interest rate under the Company’s line-of-credit agreement which renewed at the same time as the term note. Both the line-of-credit and term note have a term of one year. The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt at rates extrapolated based on current market conditions. The variable rate long-term debt has interest rate swaps that effectively convert such debt to a fixed rate. The values of the swap agreements are included in the first table above.

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of March 31, 2012 and September 30, 2011, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants. The Company is also exposed to credit risk of nonperformance by the counterparty on its commodity-based collar agreements. The Company uses financially sound institutions to mitigate the risk of nonperformance on those contracts.

RGC RESOURCES, INC. AND SUBSIDIARIES

12.	Subsequent Events

The Company has evaluated subsequent events through the date the financials statements were issued. There were no items not otherwise disclosed which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, RGC Resources, Inc. (“Resources” or the “Company”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the following: (i) general economic conditions both locally and nationally; (ii) impact of potential climate change legislation regarding limitations on carbon dioxide emissions; (iii) impact of potential increased regulatory oversight and compliance requirements due to financial, environmental, safety and system integrity laws and regulations; (iv) cyber attacks against the Company’s information systems that could compromise corporate financial information, sensitive customer information or operational integrity; (v) failure to obtain timely rate relief from regulatory authorities for increasing operating or gas costs; (vi) the potential loss of large-volume industrial customers to alternate fuels, facility closings or production changes; (vii) ability to attract and retain professional and technical employees to replace an aging work force; (viii) rising interest rates; (ix) effect of weather conditions and natural disasters on production and distribution facilities and the related effect on supply availability and price; (x) changes in accounting regulations and practices, which could change the accounting treatment for certain transactions and increase the cost of compliance; (xi) access to capital markets and the availability of debt and equity financing to support future capital expenditures; (xii) volatility in actuarially determined benefit costs and plan asset performance; (xiii) increased customer delinquencies and conservation efforts resulting from difficult economic conditions and/or colder weather; (xiv) volatility in the price and availability of natural gas including restrictions on the exploration and development of natural gas reserves, for environmental or other reasons, and the potential effect of lower natural gas prices on such future exploration and development activity; and (xv) effect of the federal budget deficit and its impact on corporate taxes. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.

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

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 58,900 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding localities through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for terms and conditions set by the Virginia State Corporation Commission (“SCC”).

Resources also provides certain unregulated services through Roanoke Gas. Such unregulated operations represent less than 3% of total revenues and margin of Resources on an annual basis.

To date, the Company has held the filer status of a “smaller reporting company’ under the rules and regulations of the Securities and Exchange Commission (“SEC”). At the end of the Company’s second fiscal quarter, however, the public float associated with the Company’s outstanding common stock exceeded the $75 million threshold for its current status. As a result, the Company will qualify as an “Accelerated Filer” under SEC rules and regulations and begin to report under these rules effective upon the end of its fiscal year on September 30, 2012.

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

The SCC authorizes the rates and fees that the Company charges its customers for regulated natural gas service. The Company has in place certain approved rate mechanisms that reduce some of the volatility in earnings associated with variations in winter weather and the cost of natural gas.

RGC RESOURCES, INC. AND SUBSIDIARIES

Since 2003, Roanoke Gas has had in place a weather normalization adjustment mechanism (“WNA”) based on a weather measurement band around the most recent 30-year temperature average (“normal’). Because the SCC authorizes billing rates for the utility operations of Roanoke Gas based on normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. Therefore, the WNA provides the Company with a level of earnings protection when weather is significantly warmer than normal and provides its customers with price protection when the weather is significantly colder than normal. The WNA mechanism provides for a weather band of 3% above and below the 30-year normal, whereby the Company would bill its customers for the lost margin (excluding gas costs) for the impact of weather that was more than 3% warmer than normal or refund customers the excess margin earned for weather that was more than 3% colder than normal. The annual WNA period extends from April to March. For the just completed WNA period, weather was nearly 22% warmer than the 30-year normal with 883 fewer heating degree days (an industry measure by which the average daily temperature falls below 65 degrees Fahrenheit) compared to normal. As a result, the Company recorded approximately $1,163,000 in additional revenues for the quarter and $1,740,000 in additional revenues for the current six month period to reflect the impact of the WNA for the difference in margin not realized for weather between 3% and 22% of the 30-year average.

The Company also has an approved rate structure in place that mitigates the impact of financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs”, of its investment in natural gas inventory. The carrying cost revenue factor applied to inventory is based on the Company’s weighted average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less carrying cost revenue as financing costs are lower. Although the average price per decatherm of gas in storage is lower than last year, the significantly warmer winter has resulted in lower gas inventory withdrawals to meet customer demand and higher inventory levels. As a result carrying cost revenues are virtually unchanged from last years levels for both the quarter and fiscal year to date. With the futures market indicating continued low natural gas prices, the Company expects to replace inventory with lower cost gas, which will result in less inventory carrying cost revenues until gas prices rise.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Results of Operations

Three Months Ended March 31, 2012:

Net income decreased by approximately $36,500 for the quarter ended March 31, 2012 compared to the same period last year. Significantly lower natural gas deliveries due to much warmer weather combined with increased depreciation and property taxes more than offset the effects of the WNA accrual and increased non-gas rates.

The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended
	March 31,		Increase/
	2012	2011	(Decrease)	Percentage

Operating Revenues
Gas Utilities	$21,021,336	$26,773,008	$(5,751,672)	-21%
Other	268,891	299,561	(30,670)	-10%

Total Operating Revenues	$21,290,227	$27,072,569	$(5,782,342)	-21%

Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	2,384,602	3,014,494	(629,892)	-21%
Transportation and Interruptible	790,395	805,186	(14,791)	-2%

Total Delivered Volumes	3,174,997	3,819,680	(644,683)	-17%

Heating Degree Days (Unofficial)	1,567	2,081	(514)	-25%

Total operating revenues for the three months ended March 31, 2012, compared to the same period last year, decreased primarily due to a 17% decline in total natural gas deliveries associated with a 25% decline in heating degree days and lower natural gas commodity prices. The per unit cost of natural gas reflected in the cost of sales decreased by more than 14% compared to last year.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31,		Increase/
	2012	2011	(Decrease)	Percentage
Gross Margin

Gas Utilities	$8,984,049	$9,049,104	$(65,055)	-1%
Other	134,473	152,262	(17,789)	-12%

Total Gross Margin	$9,118,522	$9,201,366	$(82,844)	-1%

Regulated natural gas margins from utility operations decreased from the same period last year primarily as a result of significantly lower total natural gas deliveries for the quarter mostly offset by an accrual of $1,163,000 for WNA and the implementation of a non-gas base rate increase effective for service rendered on and after November 1, 2011. Residential and commercial volumes decreased by 21% from last year’s levels as the total number of heating degree days for the period declined by 25%. Industrial volumes, which tend to be less weather sensitive than residential and commercial volumes, reflected a decrease of 2% primarily due to weather and expected cutbacks by a few customers.

The components of the gas utility margin decrease are summarized below:

Net Margin Decrease

Customer Base Charge	$34,419
WNA	1,163,114
Carrying Cost	(54)
Volumetric	(1,249,705)
Other	(12,829)

Total	$(65,055)

Other margins decreased by $17,789 from last year primarily due to reductions in the level of other services contract work. More than half of the revenues and margins included under the caption of “Other” are subject to variations in the level of activity and generally are associated with service contracts that have a limited duration and are subject to renewal on an annual basis. Current service contracts extend through the remainder of the fiscal year; however, any continuation beyond 2012 is uncertain.

Operation and maintenance expenses decreased by $113,599, or 3%, from the same period last year. Increases in capitalized labor and overheads and lower bad debt expense more than offset higher employee benefit costs and professional and contract services. The Company has

RGC RESOURCES, INC. AND SUBSIDIARIES

increased activity on its pipeline renewal and replacement program resulting in higher capitalized company labor, payroll overheads and general and administrative overheads totaling approximately $160,000. In addition, the significant reduction in sales volumes due to the warmer weather combined with lower commodity price of gas resulted in a $50,000 reduction in bad debt expense for the quarter. Employee benefit costs have increased approximately $70,000 over the same period last year primarily due to increased pension and postretirement medical costs related to the amortization of a higher actuarial loss and higher health insurance premiums. The remaining increase in operation and maintenance expenses were related to higher professional and contract services for legal services related to the lawsuit discussed in Note 8 and fees related to XBRL filing requirements.

General taxes increased by $20,099, or 6%, primarily due to higher property taxes associated with increases in utility property.

Depreciation expense increased by $61,505, or 6%, on a corresponding increase in utility plant investment primarily due to the completion of several distribution pipeline replacement projects.

Other income, net, decreased by $8,680 primarily due to timing of certain expenditures and a reduction in interest income on short-term cash investments.

Interest expense remained virtually unchanged as the Company’s total debt position has remained at the $28,000,000 level. The Company has been able to generate sufficient funds from its operations to meet its current cash needs without accessing its line-of-credit.

Income tax expense decreased by $23,447, which corresponds to the decrease in pre-tax income for the quarter. The effective tax rate was 38% for the current period and prior period.

Six Months Ended March 31, 2012:

Net income decreased by approximately $171,000 for the six months ended March 31, 2012 compared to the same period last year. The same factors that impacted earnings for the quarter are the primary drivers for the six month results as significantly lower natural gas deliveries and increased depreciation and property taxes more than offset the effects of the WNA accrual and increased non-gas rates.

RGC RESOURCES, INC. AND SUBSIDIARIES

The table below reflects operating revenues, volume activity and heating degree days.

	Six Months Ended
	March 31,		Increase/
	2012	2011	(Decrease)	Percentage

Operating Revenues
Gas Utilities	$39,194,781	$49,021,561	$(9,826,780)	-20%
Other	594,622	598,767	(4,145)	-1%

Total Operating Revenues	$39,789,403	$49,620,328	$(9,830,925)	-20%

Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	4,189,221	5,393,609	(1,204,388)	-22%
Transportation and Interruptible	1,530,206	1,574,980	(44,774)	-3%

Total Delivered Volumes	5,719,427	6,968,589	(1,249,162)	-18%

Heating Degree Days (Unofficial)	2,895	3,800	(905)	-24%

Total operating revenues for the six months ended March 31, 2012 compared to the same period last year decreased due to significant reductions in delivered volumes and lower cost of natural gas more than offsetting an increase in the non-gas base rates and accrual for WNA. Total natural gas deliveries declined by 18% corresponding to a 24% reduction in heating degree days. In addition, declining natural gas commodity prices resulted in a 10% per unit reduction in the cost of natural gas reflected in cost of sales. Other revenues decreased by 1%.

	Six Months Ended
	March 31,		Increase/
	2012	2011	(Decrease)	Percentage
Gross Margin

Gas Utilities	$16,944,719	$17,145,896	$(201,177)	-1%
Other	303,430	285,034	18,396	6%

Total Gross Margin	$17,248,149	$17,430,930	$(182,781)	-1%

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulated natural gas margins from utility operations decreased from the same period last year primarily as a result of significantly less total natural gas deliveries. Residential and commercial volumes decreased by 22% from last year’s levels as the total number of heating degree days for the period declined by 24%. Industrial volumes, which tend to be less weather sensitive than residential and commercial volumes, reflected a decrease of 3% primarily due to weather and expected cutbacks by a few customers. Much of the margin lost due to the reduction in volumes delivered was recovered through the triggering of the WNA mechanism during the period. The Company accrued approximately $1,740,000 in additional revenues during the period to account for the shortfall in volumetric sales activity attributable to the warmer winter season. The Company also implemented a non-gas base rate increase that provides approximately $235,000 in additional annual revenues. The components of the regulated margin decrease are summarized below:

Net Margin Decrease

Customer Base Charge	$114,581
WNA	1,740,151
Carrying Cost	(3,060)
Volumetric	(2,036,871)
Other	(15,978)

Total	$(201,177)

Other margins increased by $18,396 primarily due to the completion of master meter services contract work during the first quarter. The Company is no longer providing these services which contributed approximately $28,000 in margin in the current year and about $15,000 per year in each of the last two fiscal years.

Operation and maintenance expenses decreased by $81,629, or 1%, for the six-month period ended March 31, 2012 compared to the same period last year. As discussed above, greater capitalization of labor and overheads related to increased pipeline replacement activity and lower bad debt costs have more than offset higher employee benefit costs and professional services. The Company capitalized approximately $188,000 more in labor and overheads during the current period related to increases in the level of capital spending. In addition, bad debt expense declined by $66,000 for the period due to a corresponding reduction in total customer billings. $150,000 increase in employee benefit costs, as discussed above, and $40,000 increase in professional and contract services primarily due to legal services and costs related to new public-company filing requirements account for most of the remaining difference in expenses.

General taxes increased $44,868, or 7%, for the six-month period ended March 31, 2012 compared to the same period last year related to higher property taxes associated with increases in utility property.

Depreciation expense increased by $114,624, or 6%, corresponding to the increase in utility plant investment.

Other income, net, decreased $16,589 due to a variety of items including the timing of certain expenditures and a reduction in interest income on short-term cash investments and notes receivable.

Interest expense remained nearly unchanged due to the absence of borrowing under the Company’s line-of-credit.

Income tax expense declined by $103,515, or 4%, which corresponds to the decrease in pre-tax income. The effective tax rate was 38% for both periods.

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

Revenue recognition – Regulated utility sales and transportation revenues are based on rates approved by the SCC. The non-gas cost component of rates may not be changed without a formal rate application and corresponding authorization by the SCC; however, the gas cost component of rates may be adjusted periodically through the PGA mechanism with administrative approval from the SCC. When the Company files a request for a non-gas rate increase, the SCC may allow the Company to place such rates into effect subject to refund pending a final order. Under these circumstances, the Company will estimate the amount of rate increase it anticipates will be approved based on the best available information at the time. Based on the stipulated agreement reached with SCC staff, the Company recorded a rate refund reserve for the difference in revenue generated between the rates placed into effect on November 1, 2011 and the rates included in the stipulated agreement. Once a final order is received from the SCC, the Company will begin the refunding process to its customers.

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company bills its regulated natural gas customers on a monthly cycle. The billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for natural gas delivered to customers but not yet billed during the accounting period based on weather during the period and current and historical data. The financial statements included unbilled revenue receivable of $1,091,970 at March 31, 2012 and $1,088,611 at September 30, 2011.

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

Investment performance has improved since the declines experienced in August and September of 2011, which led to lower discount rate assumptions and an increase in the negative funded position of both plans. If investment returns continue to improve in 2012, the funded position of both plans should improve. Nevertheless, the Company expects to fund the pension plan for the current fiscal year at $1,100,000 and the postretirement medical plan at $850,000. Even with improvement in investment returns, the Company anticipates maintaining contributions at these levels or higher over the next several years. The Company will continue to evaluate its benefit plan funding levels throughout the year in light of the requirements of the Pension Protection Act of 2006 and ongoing investment returns and make adjustments as necessary to avoid benefit restrictions and manage the cash flow of the benefit plans.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

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

Regulatory

On November 1, 2011, Roanoke Gas Company placed into effect new base rates, subject to refund, that provide for approximately $1,100,000 in additional annual non-gas revenues. On March 22, 2012, the Company reached a stipulated agreement with the SCC staff for a non-gas rate award in the amount of $235,000 in additional non-gas revenues. On April 12, 2012, the Hearing Examiner issued his report accepting the stipulated agreement between the Company and SCC staff. The Company has recorded a provision for rate refund including interest associated with customer billings for the difference between the rates placed into effect on November 1 and the amount specified within the stipulated agreement. Refunds to customers will be made after receipt of the final order from the SCC.

As discussed above, the Company’s financial statements include an accrual for $1,740,000 in revenue related to the WNA adjustment as a result of the much warmer than normal weather during the just completed WNA period. The Company will bill its customers after the SCC approves the rate to recover the WNA revenue. The last time the WNA was triggered was for the period ended March 31, 2008.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash and cash equivalents increased by $8,101,392 for the six-month period ended March 31, 2012 compared to an $11,839,700 increase for the same period last year. The following table summarizes the categories of uses of cash:

	Six Months Ended
	March 31,
	2012	2011
Cash Flow Summary Six Months Ended:

Provided by operating activities	$13,215,506	$15,478,935
Used in investing activities	(4,021,595)	(2,882,623)
Used in financing activities	(1,092,519)	(756,612)

Increase in cash and cash equivalents	$8,101,392	$11,839,700

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

For the six months ended March 31, 2012, cash flow provided by operations decreased by approximately $2,263,000 primarily due to a significant reduction in accounts payable attributed to the combination of a reduction in volumes and lower commodity prices and a prior year refund of federal income taxes. Significantly warmer weather in March and prior months resulted in the reductions in both sales volumes included in accounts receivable and purchased volumes included in accounts payable.

Investing activities are generally composed of expenditures under the Company’s construction program, which involves a combination of replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe and expanding its natural gas system to meet the demands of customer growth. Cash flows used in investing activities increased by approximately $1,139,000 due to an increased level of capital expenditures. Total capital expenditures were $4,024,345 and $2,882,623 for the six-month periods ended March 31, 2012 and 2011, respectively. The increase in capital expenditures is attributable to acceleration by the Company of its pipeline renewal program. The Company’s current plan includes a five to seven year time horizon to finish replacing the remaining bare steel and cast iron pipe within its natural gas distribution system. In order to meet this goal, the Company expects capital expenditures to remain at elevated levels for the next five to seven years with annual capital budgets exceeding historical levels. The depreciation add back to operating cash flows is expected to provide approximately 50% of the current year’s projected capital expenditures, with the balance of funding dependent on other sources including net income and corporate borrowing activity, if necessary.

Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-

RGC RESOURCES, INC. AND SUBSIDIARIES

of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flow used in financing activities increased by approximately $336,000, from $757,000 to $1,093,000, primarily due to 28,273 fewer shares of common stock issued this year compared to the same period last year. The impact of lower natural gas prices and their effect on reducing inventory and accounts receivable levels have generated sufficient levels of cash to avoid accessing the line-of-credit during the current and prior year. With natural gas commodity prices projected to remain at low levels over the next several months, the Company anticipates its need for working capital funding through its line-of-credit agreement to be minimal through next winter even with a greater emphasis on the pipeline replacement program.

On March 30, 2012, the Company entered into a new line-of-credit agreement. The new agreement maintained the same terms and rates as provided for under the expired agreement. The interest rate is based on 30-day LIBOR plus 100 basis points and includes an availability fee of 15 basis points applied to the difference between the face amount of the note and the average outstanding balance during the period. The Company maintained the multi-tiered borrowing limits to accommodate seasonal borrowing demands and minimize overall borrowing costs with available limits ranging from $1,000,000 to $5,000,000 during the term of the agreement. The line-of-credit agreement will expire March 31, 2013, unless extended. The Company anticipates being able to extend or replace the line-of-credit upon expiration; however, there is no guarantee that the line-of-credit will be extended or replaced under the same or equivalent terms currently in place.

Also on March 30, 2012, the Company executed an unsecured term note in the amount of $15,000,000. This term note extends the maturity date of the original promissory note dated November 28, 2005 and subsequent modification dated October 20, 2010. The term note, which has a maturity date of March 31, 2013, retains all other terms and conditions provided for in the original promissory note. The Company anticipates being able to renew this note on comparable terms as currently in place until such time the note co-terminates with the corresponding interest rate swap on November 30, 2015.

At March 31, 2012, the Company’s consolidated capitalization, including notes payable, was 65% equity and 35% debt.

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

As of March 31, 2012, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

There were no changes in the internal controls over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

As previously disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended September 30, 2010 and Form 10-Q for the period ended December 31, 2011, the Company received notice that it had been named as a defendant in two civil lawsuits associated with an explosion and fire at a West Virginia residence in November 2009. The suits, filed in the Circuit Court of Kanawha County, West Virginia on June 29, 2010, list Inergy, L.P., RGC Resources, Inc., Inergy Propane, LLC (“Inergy”) d/b/a Highland Propane Company and Otis Cornell as defendants. Furthermore, the Company and its wholly owned subsidiary, Diversified Energy Company (“Diversified”), received notices from Inergy, a co-defendant with the Company in the litigation stating that Inergy believes that certain claims raised in the litigation are subject to indemnification by the Company and Diversified.

On February 1, 2012, a motion was filed to withdraw the lawsuits from the Circuit Court of Kanawha County with the agreement of all parties that the plaintiffs could re-file the lawsuits in Greenbrier County, the locality where the incident occurred, within six months of the date of the motion. As of the date of this filing, the lawsuits have not been filed in the Circuit Court of Greenbrier County.

The Company has not changed its assessment of potential liability and does not believe the likelihood of a negative outcome to the Company is probable, nor does it believe that it would be obligated to indemnify Inergy for any claims arising if the lawsuits are re-filed. If the lawsuits are re-filed and the results of the litigation were adverse to the Company, management believes such damages would be covered by the Company’s applicable insurance policies.

ITEM 1A – RISK FACTORS

Not required.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Number	Description

10.1	Revolving Line of Credit Note in the original principal amount of $5,000,000 by Roanoke Gas in favor of Wells Fargo Bank, N.A. dated March 30, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2012).

10.2	Term Note in the original amount of $15,000,000 by Roanoke Gas Company in favor of Wells Fargo Bank, N.A. dated March 30, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 3, 2012).

10.3	Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated March 30, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 3, 2012).

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

RGC RESOURCES, INC. AND SUBSIDIARIES

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets at March 31, 2012 and September 30, 2011, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months and six months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2010, and (iv) Condensed Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T or Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

RGC RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC Resources, Inc.

Date: May 11, 2012	By:	/s/ John B. Williamson, III

John B. Williamson, III
Chairman, President, CEO and CFO