Form 10-Q
period 2012-06-30
RGC RESOURCES INC
filed 2012-08-09
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerarted-filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $5 Par Value	4,660,452

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30, 2012	September 30, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,748,808	$7,951,429
Accounts receivable (less allowance for uncollectibles of $232,519 and and $66,058, respectively)	2,793,369	3,437,904
Notes receivable	1,142,770	277,770
Materials and supplies	651,139	583,157
Gas in storage	6,844,274	12,890,934
Prepaid income taxes	503,025	1,741,349
Deferred income taxes	2,924,570	2,870,843
Other	1,238,673	1,250,859

Total current assets	31,846,628	31,004,245

UTILITY PROPERTY:
In service	133,327,831	128,709,183
Accumulated depreciation and amortization	(46,273,103)	(45,191,684)

In service, net	87,054,728	83,517,499
Construction work in progress	2,383,234	2,204,957

Utility plant, net	89,437,962	85,722,456

OTHER ASSETS:
Notes receivable	47,692	1,142,770
Regulatory assets	7,430,588	7,547,729
Other	163,658	131,849

Total other assets	7,641,938	8,822,348

TOTAL ASSETS	$128,926,528	$125,549,049

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30,	September 30,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$15,000,000
Notes payable	15,000,000	—
Dividends payable	815,579	786,270
Accounts payable	4,580,207	5,299,475
Customer credit balances	1,642,984	2,525,071
Customer deposits	1,637,498	1,607,844
Accrued expenses	1,689,663	2,141,132
Over-recovery of gas costs	1,672,536	355,476
Fair value of marked-to-market transactions	3,016,897	3,312,176

Total current liabilities	30,055,364	31,027,444

LONG-TERM DEBT	13,000,000	13,000,000

DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	4,006,699	3,863,933
Regulatory cost of retirement obligations	7,949,065	7,596,678
Benefit plan liabilities	11,229,281	11,326,909
Deferred income taxes	11,065,766	9,927,135
Deferred investment tax credits	14,395	21,172

Total deferred credits and other liabilities	34,265,206	32,735,827

STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 4,659,701 and 4,624,682, respectively	23,298,505	23,123,410
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	7,246,817	6,830,395
Retained earnings	24,795,748	22,865,311
Accumulated other comprehensive loss	(3,735,112)	(4,033,338)

Total stockholders’ equity	51,605,958	48,785,778

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$128,926,528	$125,549,049

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Gas utilities	$9,422,220	$10,759,012	$48,617,001	$59,780,573
Other	257,522	348,473	852,144	947,240

Total operating revenues	9,679,742	11,107,485	49,469,145	60,727,813

COST OF SALES:
Gas utilities	4,543,936	5,842,241	26,793,998	37,717,906
Other	160,428	200,257	451,620	513,990

Total cost of sales	4,704,364	6,042,498	27,245,618	38,231,896

GROSS MARGIN	4,975,378	5,064,987	22,223,527	22,495,917

OTHER OPERATING EXPENSES:
Operations and maintenance	3,045,010	3,012,695	9,606,730	9,656,044
General taxes	336,393	315,557	1,040,125	974,421
Depreciation and amortization	1,063,484	1,001,805	3,182,065	3,005,762

Total other operating expenses	4,444,887	4,330,057	13,828,920	13,636,227

OPERATING INCOME	530,491	734,930	8,394,607	8,859,690

OTHER INCOME, Net	17,025	19,611	33,184	52,359

INTEREST EXPENSE	456,313	456,314	1,372,022	1,374,782

INCOME BEFORE INCOME TAXES	91,203	298,227	7,055,769	7,537,267

INCOME TAX EXPENSE	38,905	113,610	2,685,252	2,863,472

NET INCOME	52,298	184,617	4,370,517	4,673,795

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX	44,265	(174,831)	298,226	529,883

COMPREHENSIVE INCOME	$96,563	$9,786	$4,668,743	$5,203,678

BASIC EARNINGS PER COMMON SHARE	$0.01	$0.04	$0.94	$1.02

DILUTED EARNINGS PER COMMON SHARE	$0.01	$0.04	$0.94	$1.02

DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.170	$0.525	$0.510

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIODS

ENDED JUNE 30, 2012 AND 2011

UNAUDITED

	Nine Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,370,517	$4,673,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,302,626	3,123,379
Cost of removal of utility plant, net	(303,546)	(298,940)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	8,495,593	8,852,995

Net cash provided by operating activities	15,865,190	16,351,229

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(6,492,885)	(5,256,744)
Proceeds from disposal of equipment	14,250	—

Net cash used in investing activities	(6,478,635)	(5,256,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on collection of note	230,078	87,000
Proceeds from issuance of stock (35,019 and 66,568 shares, respectively)	591,517	1,001,335
Cash dividends paid	(2,410,771)	(2,309,539)

Net cash used in financing activities	(1,589,176)	(1,221,204)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,797,379	9,873,281

BEGINNING CASH AND CASH EQUIVALENTS	7,951,429	6,745,630

ENDING CASH AND CASH EQUIVALENTS	$15,748,808	$16,618,911

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$1,486,815	$1,503,314
Income taxes paid (refunded) net	525,225	(705,000)

SUPPLEMENTAL INFORMATION—NON-CASH TRANSACTION:

The Company’s $15,000,000 note due March 31, 2012 was refinanced with the issuance of a $15,000,000 one-year term note on March 30, 2012.

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

1.	Basis of Presentation

RGC Resources, Inc. is an energy services company primarily engaged in the sale and distribution of natural gas. The consolidated financial statements include the accounts of RGC Resources, Inc. and its wholly owned subsidiaries (“Resources” or the “Company”): Roanoke Gas Company; Diversified Energy Company; and RGC Ventures of Virginia, Inc.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly RGC Resources, Inc.’s financial position as of June 30, 2012 and the results of its operations for the three months and nine months ended June 30, 2012 and 2011 and its cash flows for the nine months ended June 30, 2012 and 2011. The results of operations for the three months and nine months ended June 30, 2012 are not indicative of the results to be expected for the fiscal year ending September 30, 2012, as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions, which generally result in greater earnings during the winter months.

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

On November 1, 2011, Roanoke Gas Company placed into effect new base rates, subject to refund, that provide for approximately $1,100,000 in additional annual non-gas revenues. On March 22, 2012, the Company reached a stipulated agreement with the SCC staff for a non-gas rate award in the amount of $235,000. On April 12, 2012, the Hearing Examiner issued his report accepting the stipulated agreement between the Company and SCC staff. On May 2, 2012, the SCC issued a final order accepting the Hearing Examiner’s report. In June 2012, the Company completed its refund for the difference between the rates placed into effect on November 1 and the final rates approved by the SCC.

Roanoke Gas Company has in place a weather normalization adjustment mechanism (“WNA”) based on a weather measurement band around the most recent 30-year temperature average. The WNA provides for a weather band of 3% above or below the 30-year temperature average whereby the Company would recover from its customers the lost margin (excluding gas costs) for the impact of weather that was more than 3% warmer than the 30-year average or refund customers the excess earned for weather that was more than 3% colder than the 30-year average. At the end of the most recent WNA period, April 2011 through March 2012, total heating degree days were approximately 22% less than the 30-year average. As the number of heating degree days fell outside the current 3% weather band, the Company recorded approximately $1,740,000 of revenues during the prior quarters to reflect the estimated impact of the WNA for the difference in margin realized for weather between 22% and 3% warmer than the 30-year average. The Company completed the billing of its customers to recover the approximately $1,740,000 in WNA revenue in its May billing cycle. The Company did not record any WNA revenues during the prior WNA period ended March 31, 2011 as total heating degree days were within the 3% weather band. The Company applied the provisions of FASB ASC No. 980, Regulated Operations, in recording the asset and revenue for the WNA.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The line-of-credit agreement will expire March 31, 2013, unless extended. The Company anticipates being able to extend or replace the credit line upon expiration. At June 30, 2012, the Company had no outstanding balance under its line-of-credit agreement.

Also on March 30, 2012, the Company executed an unsecured term note in the amount of $15,000,000. This term note extends the maturity date of the original promissory note dated November 28, 2005 and subsequent modification dated October 20, 2010. The term note, which has a maturity date of March 31, 2013, retains all other terms and conditions provided for in the original promissory note. The Company anticipates being able to renew this note until such time the note co-terminates with the corresponding interest rate swap.

4.	Financing Receivables

Financing receivables represent a contractual right to receive money either on demand or on fixed or determinable dates and are recognized as assets on the entity’s balance sheet. The Company has two primary types of financing receivables: trade accounts receivable, resulting from the sale of natural gas and other services to its customers, and notes receivable. Trade accounts receivable are short-term in nature and a provision for uncollectible balances is included in the financial statements. The Company’s notes receivable represents the balance on a five-year note with a fifteen year amortization for partial payment on the sale of the Bluefield, Virginia natural gas distribution assets to ANGD, LLC in October 2007 and a 24- month note from a customer related to the payment for relocating a portion of a natural gas distribution main. Both notes are performing assets with all payments current. Management evaluates the status of the notes each reporting period to make an assessment on the collectability of the balance. In its most recent evaluation, management concluded that the notes continued to be fully collectible and no loss reserve was required. Either note would be considered past due if either the interest or principal installment were outstanding for more than 30 days after their contractual due date.

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

The Company periodically enters into collars, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. The fair value of these instruments is recorded in the balance sheet with the offsetting entry to either under-recovery of gas costs or over-recovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded to customers through the purchased gas adjustment clause (“PGA”) included as part of the Company’s billing rate. During the quarter ended June 30, 2012, the Company had no outstanding derivative arrangements for the purchase of natural gas.

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

The table below reflects the fair values of the derivative instruments and their corresponding classification in the consolidated balance sheets under the current liabilities caption of “Fair value of marked-to-market transactions” as of June 30, 2012 and September 30, 2011:

	June 30,	September 30,
	2012	2011
Derivatives designated as hedging instruments:

Interest rate swaps	$3,016,897	$3,312,176

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

RGC RESOURCES, INC. AND SUBSIDIARIES

6. Other Comprehensive Income

A summary of other comprehensive income and loss is provided below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest Rate SWAPs
Unrealized losses	$(224,189)	$(567,898)	$(407,642)	$(860)
Income tax	85,102	215,574	154,741	328

Net unrealized losses	(139,087)	(352,324)	(252,901)	(532)

Transfer of realized losses to interest expense	233,731	236,922	702,921	707,439
Income tax	(88,724)	(89,936)	(266,829)	(268,545)

Net transfer of realized losses to interest expense	145,007	146,986	436,092	438,894

Defined Benefit Plans
Transfer of realized losses to income	50,034	37,401	150,102	112,203
Income tax	(18,993)	(14,198)	(56,979)	(42,594)

Net transfer of realized losses to income	31,041	23,203	93,123	69,609

Amortization of transition obligation	11,773	11,773	35,319	35,319
Income tax	(4,469)	(4,469)	(13,407)	(13,407)

Net amortization of transition obligation	7,304	7,304	21,912	21,912

Net other comprehensive income (loss)	$44,265	$(174,831)	$298,226	$529,883

Accumulated comprehensive loss—beginning of period	(3,779,377)	(3,162,109)	(4,033,338)	(3,866,823)

Accumulated comprehensive loss—end of period	$(3,735,112)	$(3,336,940)	$(3,735,112)	$(3,336,940)

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of accumulated comprehensive loss as of June 30, 2012 and September 30, 2011 include:

	June 30,	September 30,
	2012	2011
Interest rate swaps	$(1,871,683)	$(2,054,874)
Pension plan	(1,286,006)	(1,354,418)
Postretirement benefit plan	(577,423)	(624,046)

Total accumulated comprehensive loss	$(3,735,112)	$(4,033,338)

7.	Earnings Per Share

Basic earnings per common share for the three and nine months ended June 30, 2012 and 2011 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three and nine months ended June 30, 2012 and 2011 are calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income	$52,298	$184,617	$4,370,517	$4,673,795

Weighted average common shares	4,654,311	4,604,428	4,641,082	4,582,871

Effect of dilutive securities:
Options to purchase common stock	2,572	7,533	4,460	8,856

Diluted average common shares	4,656,883	4,611,961	4,645,542	4,591,727

Earnings Per Share of Common Stock:
Basic	$0.01	$0.04	$0.94	$1.02
Diluted	$0.01	$0.04	$0.94	$1.02

RGC RESOURCES, INC. AND SUBSIDIARIES

8.	Commitments and Contingencies

Roanoke Gas currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in its service area. These franchises are effective through January 1, 2016. Certificates of public convenience and necessity in Virginia are exclusive and are intended for perpetual duration.

Due to the nature of the natural gas distribution business, the Company has entered into agreements with both suppliers and pipelines for natural gas commodity purchases, storage capacity and pipeline delivery capacity. The Company obtains most of its regulated natural gas supply from an asset manager. The Company uses an asset manager to assist in optimizing the use of its transportation, storage rights, and gas supply in order to provide a secure and reliable source of natural gas to its customers. The Company also has storage and pipeline capacity contracts to store and deliver natural gas to the Company’s distribution system. Roanoke Gas is served directly by two primary pipelines. These two pipelines deliver all of the natural gas supplied to the Company’s customers. Depending on weather conditions and the level of customer demand, failure of one or both of these transmission pipelines could have a major adverse impact on the Company.

The lawsuits reported in the Annual Report on Form 10-K for the year ended September 30, 2011 were withdrawn from Kanawha County on February 1, 2012 with the agreement of all parties that they could be re-filed in the Circuit Court of Greenbrier County by August 1, 2012. In May 2012, both lawsuits were re-filed in the Circuit Court of Greenbrier County. Management’s assessments regarding these lawsuits remain consistent with those previously reported.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Components of net periodic pension cost:

Service cost	$130,425	$119,809	$391,275	$359,427
Interest cost	238,299	227,219	714,897	681,657
Expected return on plan assets	(239,795)	(232,052)	(719,385)	(696,156)
Recognized loss	118,854	81,793	356,562	245,379

Net periodic pension cost	$247,783	$196,769	$743,349	$590,307

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Components of postretirement benefit cost:

Service cost	$48,944	$48,711	$146,832	$146,133
Interest cost	148,090	144,994	444,270	434,982
Expected return on plan assets	(91,840)	(89,320)	(275,520)	(267,960)
Amortization of transition obligation	47,223	47,223	141,669	141,669
Recognized loss	59,847	50,288	179,541	150,864

Net postretirement benefit cost	$212,264	$201,896	$636,792	$605,688

The Company contributed $800,000 to its pension plan during the nine-month period ended June 30, 2012. The Company expects to make an additional contribution of approximately $300,000 to its pension plan and $850,000 to its postretirement benefit plan prior to the end of its current fiscal year.

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of June 30, 2012 and September 30, 2011:

	Fair Value Measurements - June 30, 2012
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$1,615,938	$—	$1,615,938	$—
Interest rate swaps	3,016,897	—	3,016,897	—

Total	$4,632,835	$—	$4,632,835	$—

RGC RESOURCES, INC. AND SUBSIDIARIES

	Fair Value Measurements - September 30, 2011
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$1,000,121	$—	$1,000,121	$—
Interest rate swaps	3,312,176	—	3,312,176	—

Total	$4,312,297	$—	$4,312,297	$—

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At June 30, 2012 and September 30, 2011, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of June 30, 2012 and September 30, 2011.

RGC RESOURCES, INC. AND SUBSIDIARIES

		Fair Value Measurements - June 30, 2012
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Notes receivable	$1,190,462	$—	$—	$1,195,293

Total	$1,190,462	$—	$—	$1,195,293

Liabilities:
Note payable	$15,000,000	$—	$—	$14,965,270
Long-term debt	13,000,000	—	—	14,303,241

Total	$28,000,000	$—	$—	$29,268,511

	Fair Value Measurements - September 30, 2011
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Notes receivable	$1,420,540	$—	$—	$1,403,286

Total	$1,420,540	$—	$—	$1,403,286

Liabilities:
Note payable	$—	$—	$—	$—
Long-term debt	28,000,000	—	—	29,539,742

Total	$28,000,000	$—	$—	$29,539,742

Notes receivable are included in both current assets and other assets on the balance sheet.

The fair value of the notes receivable are estimated by discounting future cash flows based on a range of rates for similar investments adjusted for management’s expectation of credit and other risks. The fair value of the note payable is estimated by using the interest rate under the Company’s line-of-credit agreement which renewed at the same time as the term note. Both the line-of-credit and term note have a term of one year. The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt at rates extrapolated based on current market conditions. The variable rate long-term debt and note payable have interest rate swaps that effectively convert such debt to a fixed rate. The values of the swap agreements are included in the first table above.

RGC RESOURCES, INC. AND SUBSIDIARIES

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of June 30, 2012 and September 30, 2011, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

12.	Subsequent Events

The Company has evaluated subsequent events through the date the financials statements were issued. There were no items not otherwise disclosed which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, RGC Resources, Inc. (“Resources” or the “Company”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the following: (i) general economic conditions both locally and nationally; (ii) impact of potential climate change legislation regarding limitations on carbon dioxide emissions; (iii) impact of potential increased regulatory oversight and compliance requirements due to financial, environmental, safety and system integrity laws and regulations; (iv) cyber attacks against the Company’s information systems that could compromise corporate financial information, sensitive customer information or operational integrity; (v) failure to obtain timely rate relief from regulatory authorities for increasing operating or gas costs; (vi) the potential loss of large-volume industrial customers to alternate fuels, facility closings or production changes; (vii) ability to attract and retain professional and technical employees to replace an aging work force; (viii) rising interest rates; (ix) effect of weather conditions and natural disasters on production and distribution facilities and the related effect on supply availability and price; (x) changes in accounting regulations and practices, which could change the accounting treatment for certain transactions and increase the cost of compliance; (xi) access to capital markets and the availability of debt and equity financing to support future capital expenditures; (xii) volatility in actuarially determined benefit costs and plan asset performance; (xiii) increased customer delinquencies and conservation efforts resulting from difficult economic conditions and/or colder weather; (xiv) volatility in the price and availability of natural gas including restrictions on the exploration and development of natural gas reserves, for environmental or other reasons, and the potential effect of lower natural gas prices on such future exploration and development activity; and (xv) effect of the federal budget deficit and its impact on corporate taxes and the economy in general. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.

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

Since 2008, the Company has held the filer status of a “smaller reporting company” under the rules and regulations of the Securities and Exchange Commission (“SEC”). However, at the end of the Company’s second fiscal quarter, the public float associated with the Company’s outstanding common stock exceeded the $75 million threshold for its current status. As a result, the Company will qualify as an “Accelerated Filer” under SEC rules and regulations and begin to report under these rules effective with the end of its fiscal year on September 30, 2012.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Since 2003, Roanoke Gas has had in place a weather normalization adjustment mechanism (“WNA”) based on a weather measurement band around the most recent 30-year temperature average (“normal’). Because the SCC authorizes billing rates for the utility operations of Roanoke Gas based on normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return, thereby limiting the Company’s ability to recover all of its operating costs. The WNA provides the Company with a level of earnings protection when weather is significantly warmer than normal and provides its customers with price protection when the weather is significantly colder than normal. The WNA mechanism provides for a weather band of 3% above and below the 30-year normal, whereby the Company would bill its customers for the lost margin (excluding gas costs) for the impact of weather that was more than 3% warmer than normal or refund customers the excess margin earned for weather that was more than 3% colder than normal. The annual WNA period extends from April to March. For the most recently completed WNA period ending in March 2012, weather was approximately 22% warmer than the 30-year normal with 883 fewer heating degree days (an industry measure by which the average daily temperature falls below 65 degrees Fahrenheit) compared to normal. As a result, the Company recorded approximately $1,740,000 in additional revenues to reflect the impact of the WNA in 2012 for the difference in margin not realized for weather between 3% and 22% of the 30-year average. The Company did not record any WNA revenues during the prior WNA period in 2011 as total heating degree days were within the 3% weather band.

The Company also has an approved rate structure in place that mitigates the impact of financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs”, of its investment in natural gas inventory. The carrying cost revenue factor applied to inventory is based on the Company’s weighted average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less carrying cost revenue as financing costs are lower. In April, the Company began to replenish its gas in storage inventory at prices significantly less than in the prior year. As a result, the total investment in gas in storage inventory is declining compared to last year resulting in approximately a $45,000 decline in carrying cost revenues during the quarter compared to the same period last year. With the futures market indicating continued low natural gas prices, the Company expects to continue replacing inventory with lower cost gas, which will result in less inventory carrying cost revenues until such time as gas prices rise.

Generally, as investment in natural gas inventory increases so does the level of borrowing under the Company’s line-of-credit. However, as the carrying cost factor used in determining carrying cost revenues is based on the Company’s weighted average cost of capital, carrying cost revenues do not directly correspond with incremental short-term financing costs. Therefore, when investment in inventory declines due to a reduction in commodity prices, as has taken place, net income will be negatively affected as carrying cost revenues decrease by a greater amount than short-term financing costs decrease. The inverse occurs when inventory costs increase.

RGC RESOURCES, INC. AND SUBSIDIARIES

RGC Resources is committed to the safe and reliable delivery of natural gas to its customers. Since 1991, the Company has placed an increased emphasis on the renewal and replacement of its cast iron and bare steel natural gas distribution pipelines. Management anticipates replacing all remaining cast iron and bare steel pipe over the next several years.

Results of Operations

Three Months Ended June 30, 2012:

Net income decreased by $132,319 for the quarter ended June 30, 2012, compared to the same period last year. A combination of lower natural gas deliveries, increased depreciation and employee benefit costs were the primary factors in the decline in net income.

The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended
	June 30,		Increase/
	2012	2011	(Decrease)	Percentage
Operating Revenues
Gas Utility	$9,422,220	$10,759,012	$(1,336,792)	-12%
Other	257,522	348,473	(90,951)	-26%

Total Operating Revenues	$9,679,742	$11,107,485	$(1,427,743)	-13%

Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	688,798	731,152	(42,354)	-6%
Transportation and Interruptible	688,744	704,263	(15,519)	-2%

Total Delivered Volumes	1,377,542	1,435,415	(57,873)	-4%

Heating Degree Days (Unofficial)	260	258	2	1%

Total operating revenues for the three months ended June 30, 2012, compared to the same period last year, decreased primarily due to a 4% decline in total natural gas deliveries and lower natural gas commodity prices. The per unit cost of natural gas reflected in the cost of sales decreased by more than 17% compared to last year. Contracted services work also contributed to lower gross revenues as the demand for these other services declined during the quarter.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended
	June 30,		Increase/
	2012	2011	(Decrease)	Percentage
Gross Margin
Gas Utility	$4,878,284	$4,916,771	$(38,487)	-1%
Other	97,094	148,216	(51,122)	-34%

Total Gross Margin	$4,975,378	$5,064,987	$(89,609)	-2%

Regulated natural gas margins from utility operations decreased from the same period last year primarily as a result of lower total natural gas deliveries for the quarter and lower inventory carrying cost revenues, partially offset by the implementation of a non-gas base rate increase effective for service rendered on and after November 1, 2011. Residential and commercial volumes decreased by nearly 6% from last year’s levels potentially as a result of the carry over effect of a much warmer winter and early spring heating season. Industrial volumes, which tend to be less weather sensitive than residential and commercial volumes, reflected a nominal decrease of approximately 2%.

The components of the gas utility margin decrease are summarized below:

Net Margin Decrease

Customer Base Charge	$37,983
Carrying Cost	(45,186)
Volumetric	(20,039)
Other	(11,245)

Total	$(38,487)

Other margins decreased by $51,122 from last year primarily due to reductions in the level of other services contract work. More than half of the revenues and margins included under the caption of “Other” are subject to variations in the level of activity depending on customer needs and generally are associated with service contracts that have a limited duration and are subject to renewal on an annual or semi-annual basis. Current service contracts extend through the remainder of the fiscal year; however, any continuation beyond 2012 is uncertain.

Operation and maintenance expenses increased by $32,315, or 1%, from the same period last year. Higher employee benefit costs more than offset increases in capitalized overheads and reduction in professional services. Employee benefit costs have increased approximately $71,000 over the same period last year primarily due to increased pension and postretirement medical costs related to the amortization of a higher actuarial loss and higher health insurance

RGC RESOURCES, INC. AND SUBSIDIARIES

premiums. Increased activity on the pipeline renewal and replacement program combined with a higher capitalization factor resulted in the capitalization of $94,000 more in overheads related to the Company’s utility property; however, due to planned production delays at its liquefied natural gas (LNG) facility, the Company has not liquefied as much natural gas during the current quarter resulting in $87,000 less in capitalized overheads added to the LNG inventory. Professional services declined by approximately $32,000 primarily due to the timing of certain services.

General taxes increased by $20,836, or 7%, primarily due to higher property taxes associated with increases in utility property.

Depreciation expense increased by $61,679, or 6%, on a corresponding increase in utility plant investment primarily due to the distribution pipeline replacement program.

Interest expense remained virtually unchanged as the Company’s total debt position has remained at the $28,000,000 level. The Company has been able to generate sufficient funds from its operations to meet its current cash needs without accessing its line-of-credit.

Income tax expense decreased by $74,705, which corresponds to the decrease in pre-tax income for the quarter. The effective tax rate was 43% for the current period compared to 38% for the corresponding period last year.

Nine Months Ended June 30, 2012:

Net income decreased by $303,278 for the nine months ended June 30, 2012, compared to the same period last year. Significantly lower natural gas deliveries during the winter heating season more than offset the $1,740,000 in WNA revenue and increase in non-gas rates. In addition, increased employee benefit costs, depreciation and property taxes more than offset the effects of a greater level of capitalized overheads.

RGC RESOURCES, INC. AND SUBSIDIARIES

The table below reflects operating revenues, volume activity and heating degree days.

	Nine Months Ended
	June 30,		Increase/
	2012	2011	(Decrease)	Percentage
Operating Revenues
Gas Utilities	$48,617,001	$59,780,573	$(11,163,572)	-19%
Other	852,144	947,240	(95,096)	-10%

Total Operating Revenues	$49,469,145	$60,727,813	$(11,258,668)	-19%

Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	4,878,019	6,124,761	(1,246,742)	-20%
Transportation and Interruptible	2,218,950	2,279,243	(60,293)	-3%

Total Delivered Volume	7,096,969	8,404,004	(1,307,035)	-16%

Heating Degree Days (Unofficial)	3,155	4,058	(903)	-22%

Total operating revenues for the nine months ended June 30, 2012 compared to the same period last year decreased due to significant reductions in delivered volumes and lower cost of natural gas more than offsetting an increase in the non-gas base rates and accrual for WNA. Residential and commercial volumes decreased by 20% from last year’s levels as the total number of heating degree days for the period declined by 22%. Industrial volumes, which tend to be less weather sensitive than residential and commercial volumes, reflected a decrease of 3% primarily due to warmer weather and planned cutbacks by a few customers. In addition, declining natural gas commodity prices resulted in an 11% per unit reduction in the cost of natural gas reflected in cost of sales. Other revenues decreased by 10% due to reduced demand for contract services during the most recent quarter.

	Nine Months Ended
	June 30,		Increase/
	2012	2011	(Decrease)	Percentage
Gross Margin
Gas Utilities	$21,823,003	$22,062,667	$(239,664)	-1%
Other	400,524	433,250	(32,726)	-8%

Total Gross Margin	$22,223,527	$22,495,917	$(272,390)	-1%

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulated natural gas margins from utility operations decreased from the same period last year primarily as a result of significantly less total natural gas deliveries. Much of the margin lost due to the reduction in volumes delivered was recovered through the triggering of the WNA mechanism during the period. The Company accrued approximately $1,740,000 in additional revenues during the period to account for the shortfall in volumetric sales activity attributable to the warmer winter season. The Company also implemented a non-gas base rate increase that provides approximately $235,000 in additional annual revenues. Carrying cost revenues also declined as explained above. The components of the regulated margin decrease are summarized below:

Net Margin Decrease

Customer Base Charge	$152,564
WNA	1,746,827
Carrying Cost	(48,246)
Volumetric	(2,056,910)
Other	(33,899)

Total	$(239,664)

Other margins decreased by $32,726 primarily due to reductions in the level of other services contract work as discussed above.

Operation and maintenance expenses decreased by $49,314, or less than 1%, for the nine-month period ended June 30, 2012, compared to the same period last year. Greater capitalization of overheads related to increased pipeline replacement activity and lower bad debt costs offset higher employee benefit costs and professional services. The Company capitalized approximately $285,000 more in overheads during the current period related to increases in the level of capital spending and timing of LNG production. In addition, bad debt expense declined by $56,000 for the period due to a corresponding reduction in total customer billings. A $220,000 increase in employee benefit costs, a $37,000 increase in corporate insurance premiums and a $38,000 increase in professional and contract services, primarily related to legal services and costs of additional public-company filing requirements, accounted for most of the remaining difference in expenses.

General taxes increased by $65,704, or 7%, for the nine-month period ended June 30, 2012 compared to the same period last year related to higher property taxes associated with increases in utility property.

Depreciation expense increased by $176,303, or 6%, corresponding to the increase in utility plant investment.

Other income, net, decreased by $19,175 primarily due to a reduction in interest income on short-term cash investments and notes receivable.

Interest expense remained nearly unchanged due to the absence of borrowing under the Company’s line-of-credit.

RGC RESOURCES, INC. AND SUBSIDIARIES

Income tax expense declined by $178,220, or 6%, which corresponds to the decrease in pre-tax income. The effective tax rate was 38% for both periods.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company bills its regulated natural gas customers on a monthly cycle. The billing cycle periods for most customers do not coincide with the accounting periods used for financial reporting. The Company accrues estimated revenue for natural gas delivered to customers but not yet billed during the accounting period based on weather during the period and current and historical data. The financial statements included unbilled revenue receivable of $736,820 at June 30, 2012 and $1,088,611 at September 30, 2011.

Allowance for Doubtful Accounts – The Company evaluates the collectibility of its accounts receivable balances based upon a variety of factors including loss history, level of delinquent account balances, collections on previously written off accounts and the general economic climate.

Pension and Postretirement Benefits – The Company offers a defined benefit pension plan (“pension plan”) and a postretirement medical and life insurance plan (“postretirement plan”) to eligible employees. The expenses and liabilities associated with these plans are based on numerous assumptions and factors, including provisions of the plans, employee demographics, contributions made to the plans, return on each plan’s assets and various actuarial calculations, assumptions and accounting requirements. The pension plan’s specific factors include assumptions regarding the discount rate used in determining future benefit obligations, expected long-term rate of return on plan assets, compensation increases and life expectancies. Similarly, the postretirement medical plan also requires the estimation of many of the same factors as the pension plan in addition to assumptions regarding the rate of medical inflation and Medicare availability. Actual results may differ materially from the results expected from the actuarial assumptions due to changing economic conditions, volatility in interest rates and changes in life expectancy. Such differences may result in a material impact on the amount of expense recorded in future periods or the value of the obligations on the balance sheet.

Investment performance has improved since the declines experienced in August and September of 2011, which led to lower discount rate assumptions and an increase in the funded deficit of both plans. If investment returns continue to improve in 2012, the funded position of both plans should improve.

In early July 2012, the President signed into law the “Moving Ahead for Progress in the 21st Century Act” (MAP-21) which provided funding relief for defined benefit pension plans. The requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act of 2006 (PPA) subject defined benefit plans to minimum funding rules. As a result, when interest rates are low, pension plan liabilities increase thereby resulting in higher mandatory contributions to meet minimum funding obligations. The MAP-21 provides funding relief by allowing pension plans to adjust the interest rate used in determining funding requirements so that they are within 10% of the average of interest rates for the 25-year period preceding the current year for funding calculations for 2012 to 30% for funding periods beginning in 2016. MAP-21 also provides for increases in the PBGC (Pension Benefit Guaranty Corporation) premiums paid by sponsors of pension plans to protect participants in the event of default by the employer. Although MAP-21 allows the Company funding relief, management

RGC RESOURCES, INC. AND SUBSIDIARIES

expects to fund its pension plan at $1,100,000 and to contribute $850,000 to the postretirement medical plan during the fiscal year. Even with the availability of funding relief for its pension plan, the Company anticipates maintaining contributions at reasonable levels in an effort to improve both plans’ funded position. The Company will continue to evaluate its benefit plan funding levels in light of funding requirements and ongoing investment returns and make adjustments, as necessary, to avoid benefit restrictions.

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

Regulatory

In June 2012, the Company completed its refund of excess non-gas revenues collected for service rendered between November 1, 2011 and bills rendered through the March 2012 billing cycle. On July 10, 2012, the Company filed notice with the SCC of its intent to file an expedited rate case based on the test period ended June 30, 2012. The amount of increase in non-gas rates to be requested has not yet been determined.

On March 15, 2012, Roanoke Gas Company filed an application for approval of a SAVE Plan under the Steps to Advance Virginia’s Energy Plan Act. The SAVE Act provides a mechanism for natural gas utilities to recover prospectively the depreciation, property taxes and carrying cost on average incremental investment in replacement projects which enhance safety or reliability, do not generate incremental revenues, reduce or potentially reduce greenhouse gas emissions and are not included in the Company’s rate base in its most recent rate case filing. If approved by the SCC and the Company elects to implement the SAVE Plan, the Company would bill its customers a monthly amount based on the average level of planned capital investment during the SAVE Plan year. The SAVE Plan is implemented on a year to year basis with an annual true-up mechanism. Once new rates are implemented following the filing of a non-gas rate case, the current SAVE rider would be halted as the investment covered under the SAVE Plan would be included in the rate base of the rate case filing. The Company has filed a joint stipulation to implement a 2013 SAVE Plan, subject to SCC approval.

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

Cash and cash equivalents increased by $7,797,379 for the nine-month period ended June 30, 2012 compared to a $9,873,281 increase for the same period last year. The following table summarizes the categories of uses of cash:

	Nine Months Ended
	June 30,
	2012	2011
Cash Flow Summary Nine Months Ended:
Provided by operating activities	$15,865,190	$16,351,229
Used in investing activities	(6,478,635)	(5,256,744)
Used in financing activities	(1,589,176)	(1,221,204)

Increase in cash and cash equivalents	$7,797,379	$9,873,281

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

For the nine months ended June 30, 2012, cash flow provided by operations decreased from the prior year by $486,039, from $16,351,229 to $15,865,190, primarily due to a $303,000 reduction in net income. The remaining net decrease is primarily due to the effects of lower natural gas prices and deferral of income taxes related to bonus depreciation partially offset by items that contributed to an increase in cash provided by operations compared to the prior year, including an increase in over-recovery of gas cost in the current period as last year included significant refunding of previous over-recoveries.

RGC RESOURCES, INC. AND SUBSIDIARIES

Investing activities are generally composed of expenditures under the Company’s construction program, which primarily involves replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe and to a lesser degree expanding its natural gas system to meet customer growth. Cash flows used in investing activities increased by approximately $1,222,000 due to an increased level of capital expenditures. Total capital expenditures were $6,492,855 and $5,256,744 for the nine-month periods ended June 30, 2012 and 2011, respectively. The increase in capital expenditures is attributable to acceleration by the Company of its pipeline renewal program. The Company’s current plan includes a five- to seven-year time horizon to finish replacing the remaining bare steel and cast iron pipe within its natural gas distribution system. In order to meet this goal, the Company expects capital expenditures to remain at elevated levels for the next five- to seven-years with annual capital budgets exceeding historical levels. The depreciation add back to operating cash flows is expected to provide approximately 50% of the current year’s projected capital expenditures, with the balance of funding dependent on other sources including net income, available cash and corporate borrowing activity, if necessary.

Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flow from financing activities decreased by approximately $368,000, from $1,221,204 to $1,589,176, primarily due to reduced proceeds from the issuance of 31,549 fewer shares of common stock this year compared to the same period last year. The impact of lower natural gas prices and their effect on reducing inventory and accounts receivable levels have generated sufficient levels of cash to avoid accessing the line-of-credit during the current and prior year. With natural gas commodity prices projected to remain at low levels over the next several months, the Company anticipates its need for working capital funding through its line-of-credit agreement to be minimal through next winter even with a greater emphasis on the pipeline replacement program.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

At June 30, 2012, the Company’s consolidated capitalization, including notes payable, was 65% equity and 35% debt.

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

As of June 30, 2012, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

There were no changes in the internal controls over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

As previously disclosed in our Annual Report on Form 10-K for the Company’s fiscal years ended September 30, 2011 and 2010 and Form 10-Q for the period ended March 31, 2012, the Company had been named as a defendant in two civil lawsuits associated with an explosion and fire at a West Virginia residence in November 2009. The suits, filed in the Circuit Court of Kanawha County, West Virginia on June 29, 2010, list Inergy, L.P., RGC Resources, Inc., Inergy Propane, LLC (“Inergy”) d/b/a Highland Propane Company and Otis Cornell as defendants. Furthermore, the Company and its wholly owned subsidiary, Diversified Energy Company (“Diversified”), received notices from Inergy, a co-defendant with the Company in the litigation stating that Inergy believes that certain claims raised in the litigation are subject to indemnification by the Company and Diversified.

On February 1, 2012, a motion was filed to withdraw the lawsuits from the Circuit Court of Kanawha County with the agreement of all parties that the plaintiffs could re-file the lawsuits in Greenbrier County, the locality where the incident occurred, within six months of the date of the motion. In May 2012, both lawsuits were re-filed in the Circuit Court of Greenbrier County.

The Company has not changed its assessment of potential liability and does not believe the likelihood of a negative outcome to the Company is probable, nor does it believe that it would be obligated to indemnify Inergy for any claims arising from the litigation. If the results of the litigation were adverse to the Company, management believes such damages would be covered by the Company’s applicable insurance policies.

ITEM 1A – RISK FACTORS

Not required.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 6 – EXHIBITS

Number	Description

10.1	Change in Control Agreement between RGC Resources, Inc. and Paul W. Nester dated and effective May 15, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2012).

10.2	Termination and Release of the Change in Control Agreement between RGC Resources, Inc. and Howard T. Lyon dated and effective May 15, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 17, 2012).

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

RGC RESOURCES, INC. AND SUBSIDIARIES

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets at June 30, 2012 and September 30, 2011, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, and (iv) Condensed Notes to Condensed Consolidated Financial Statements.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T or Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

RGC RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC Resources, Inc.

Date: August 9, 2012	By: /s/ Paul W. Nester
Paul W. Nester
Vice President, Treasurer and CFO