Form 10-K
period 2012-09-30
RGC RESOURCES INC
filed 2012-12-12
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: March 31, 2012. $ 80,641,864

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 30, 2012
COMMON STOCK, $5 PAR VALUE	4,675,337 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the RGC Resources, Inc. 2012 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof.

Portions of the RGC Resources, Inc. Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, RGC Resources, Inc. (“Resources” or the “Company”) may announce or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to those set forth in the following discussion and within Item 1A “Risk Factors” of this Annual Report on Form 10-K. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.

Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.

PART I

Item 1.	Business.

General and Historical Development

Resources was incorporated in the state of Virginia on July 31, 1998, for the primary purpose of becoming the holding company for Roanoke Gas Company (“Roanoke Gas”) and its subsidiaries. Effective July 1, 1999, Roanoke Gas and its subsidiaries were reorganized into the holding company structure. Resources is currently composed of the following subsidiaries: Roanoke Gas, Diversified Energy Company and RGC Ventures of Virginia, Inc.

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

In 2000, the information technology department of Resources formed Application Resources, Inc. under RGC Ventures of Virginia, Inc. to provide information technology consulting services. In 2011, the Company also formed The Utility Consultants under RGC Ventures of Virginia, Inc to provide utility and regulatory consulting services to other utilities. The operations of RGC Ventures of Virginia, Inc. contributed less than 6% of the other revenues of Resources. Diversified Energy Company currently has no active operations.

Services

RGC Resources, Inc. is an energy services company engaged in the sale and distribution of natural gas through its Roanoke Gas subsidiary. Roanoke Gas maintains an integrated natural gas distribution system to deliver natural gas purchased from suppliers to residential, commercial and industrial users in its service territory. The schedule below is a summary of customers, delivered volumes (expressed in decatherms), revenues and margin as a percentage of the total for each category:

	2012
	Customers	Volume	Revenue	Margin

Residential	91.2%	36%	56%	56%
Commercial	8.7%	28%	33%	25%
Industrial	0.1%	36%	7%	12%
Other Utility	0.0%	0%	2%	5%
Other Non-Utility	0.0%	0%	2%	2%

Total Percent	100.0%	100%	100%	100%

Total Value	57,941	8,317,496	$58,799,687	$26,933,097

	2011
	Customers	Volume	Revenue	Margin

Residential	91.1%	41%	57%	56%
Commercial	8.8%	28%	33%	25%
Industrial	0.1%	31%	6%	11%
Other Utility	0.0%	0%	2%	6%
Other Non-Utility	0.0%	0%	2%	2%

Total Percent	100.0%	100%	100%	100%

Total Value	57,684	9,544,598	$70,798,871	$27,269,566

	2010
	Customers	Volume	Revenue	Margin

Residential	91.1%	42%	57%	55%
Commercial	8.8%	29%	34%	25%
Industrial	0.1%	29%	5%	11%
Other Utility	0.0%	0%	2%	6%
Other Non-Utility	0.0%	0%	2%	3%

Total Percent	100.0%	100%	100%	100%

Total Value	56,975	9,314,151	$73,823,914	$26,440,273

The industry standard for the unit of measure for natural gas is a decatherm (“DTH”), which is the heat equivalent of one million BTU where one BTU is equal to the amount of heat required to raise the temperature of one pound of liquid water by one degree Fahrenheit.

Roanoke Gas’ regulated natural gas distribution business accounted for approximately 98% of Resources total revenues for fiscal years ending September 30, 2012, 2011 and 2010, and 98% of total gross margin for the fiscal years ended September 30, 2012 and 2011 and 97% of total margin for fiscal year ended September 30, 2010. The table above indicates that residential customers represent over 90% of the Company’s customer total; however, they represent less than 50% of the total gas volumes delivered and just over half of the Company’s consolidated margin. Industrial customers include primarily transportation customers that purchase their natural gas requirements directly from a supplier other than the Company and utilize Roanoke Gas’ natural gas distribution system for delivery to their operations. As a result most of the revenue billed for these customers relates only to transportation service and not to the purchase of natural gas causing total revenues generated by these deliveries to be approximately 8% of total revenues even though they represent 36% of total natural gas deliveries and 12% of gross margin.

The Company’s revenues are affected by changes in gas costs as well as by changes in consumption volume due to weather and economic conditions and changes in the non gas portion of customer billing rates. Increases or decreases in the cost of natural gas are passed on to customers through the purchased gas adjustment mechanism as explained in further detail in Note 1 of the Company’s annual consolidated financial statements. Significant increases in gas costs may cause customers to conserve, or primarily in the case of industrial customers, to use alternative energy sources.

The Company’s residential and commercial sales are seasonal and temperature-sensitive as the majority of the gas sold by Resources to these customers is used for heating. For the fiscal year ended September 30, 2012, approximately 62% of the Company’s total DTH of natural gas deliveries and 72% of the residential and commercial deliveries were made in the five-month period of November through March. This represents a reduction of 6% in total and in residential and commercial deliveries from last year for the same period. The decline in volume is attributable to the current fiscal year having 22% fewer heating degree days. The Company was able to mitigate the effect of most of the lost margin from the volume decline through the weather normalization adjustment mechanism (“WNA”) approved tariff. Further explanation regarding WNA may be found under the Overview section of Management’s Discussion and Analysis. Total natural gas deliveries were 8.3 million DTH, 9.5 million DTH and 9.3 million DTH in fiscal 2012, 2011 and 2010, respectively.

Suppliers

Roanoke Gas relies on multiple interstate pipelines including those operated by Columbia Gas Transmission Corporation and Columbia Gulf Transmission Corporation (together “Columbia”), and East Tennessee Natural Gas Company (“East Tennessee”), Tennessee Gas Pipeline, Midwestern Gas Transmission and Saltville Gas Storage Company, LLC to transport natural gas from the production and storage fields to Roanoke Gas’ distribution system. Roanoke Gas is directly served by two pipelines, Columbia and East Tennessee. Columbia historically has delivered approximately 55% of the Company’s gas supply, while East Tennessee delivers the balance of the Company’s requirements. The rates paid for natural gas transportation and storage services purchased from the interstate pipeline companies are established by tariffs approved by FERC (Federal Energy Regulatory Commission). These tariffs contain flexible pricing provisions, which, in some instances, authorize these transporters to reduce rates and charges to meet price competition. The current pipeline contracts expire at various times from 2013 to 2019. The Company anticipates being able to renew these contracts or enter into other contracts to meet customers’ continued demand for natural gas.

The Company manages its pipeline contracts and liquefied natural gas storage (“LNG”) facility in order to provide for sufficient capacity to meet the natural gas demands of its customers. The maximum daily winter capacity for delivery into Roanoke Gas’ distribution system under the interstate pipelines is 78,606 DTH per day. The LNG facility, which is capable of storing up to 220,000 DTH of natural gas in a liquid state for use during peak demand, has the capability of providing an additional 33,000 DTH per day. Combined, the pipelines and LNG facility can provide more than 111,000 DTH on a single winter day. In fiscal 2012, the Company realized a maximum one day-customer demand of 71,328 DTH.

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

Competition

The Company’s natural gas utility operates in a regulated, monopolistic environment. Roanoke Gas currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in its Virginia service areas. These franchises generally extend for multi-year periods and are renewable by the municipalities, including exclusive franchises in the cities of Roanoke and Salem and the Town of Vinton, Virginia, which all expire December 31, 2015.

Management anticipates that the Company will be able to renew all of its franchises when they expire. There can be no assurance, however, that a given jurisdiction will not refuse to renew a franchise or will not, in connection with the renewal of a franchise, attempt to impose restrictions or conditions that could adversely affect the Company’s business operations or financial condition. Certificates of public convenience and necessity, issued by the Virginia State Corporation Commission (the “SCC”), are of perpetual duration, subject to compliance with regulatory standards.

Although Roanoke Gas has exclusive rights for the distribution of natural gas in its service area, the Company competes with suppliers of other energy sources such as fuel oil, electricity, propane and coal. Competition can be intense among the other energy sources and can be based primarily on price. This is particularly true for those industrial applications that have the ability to switch to other fuels. The relationship between supply and demand has the greatest impact on the price of natural gas. Greater demand for natural gas for electric generation and other uses combined with limited domestic supplies can provide upward pressure on the price of natural gas. The Company continues to see a demand for its product and extends service to the new residential construction markets located along or near gas distribution mains in its service area. However, the economic environment has limited new construction activity since 2008, and the rate of new customer growth has remained below historical levels.

Regulation

Roanoke Gas is subject to regulation at the federal, state and local levels. At the federal level, the Company is subject to pipeline safety regulations issued by the Department of Transportation and the Pipeline and Hazardous Materials Safety Administration.

At the state level, regulation is performed by the SCC and includes the approval of rates and charges at which natural gas is sold to customers, the approval of agreements between or among affiliated companies involving the provision of goods and services, pipeline safety, and certain other corporate activities of the Company, including mergers and acquisitions related to utility operations. The SCC also grants certificates of public convenience and necessity to distribute natural gas in Virginia.

At the local level, Roanoke Gas is further regulated by the municipalities and localities that grant franchises for the placement of gas distribution pipelines and the operation of gas distribution networks within the streets and alleys of their jurisdictions.

Employees

At September 30, 2012, Resources had 117 full-time employees and 120 total employees. As of that date, 34 employees, or 29% of the Company’s full-time employees, belonged to the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial International Union, Local No. 515 and were represented under a collective bargaining agreement. The union has been in place at the Company since 1952. The current collective bargaining agreement will expire on July 31, 2015. Management maintains an amicable relationship with the union.

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

Please carefully consider the risks described below regarding the Company. The risks described below are not the only ones faced by the Company. Additional risks not presently known to the Company or that the Company currently believes are immaterial may also impair business operations and financial results. If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be adversely affected. In such case, the trading price of the Company’s common stock could decline and an investor could lose all or part of his, her or its investment.

Weather conditions may cause revenues and earnings to vary from year to year.

The Company’s revenues and earnings are highly dependent upon weather conditions, specifically winter weather. A warm winter can reduce energy consumption and therefore lower the volume of gas delivered, which reduces revenue and earnings. The Company’s rate structure currently has a weather normalization adjustment factor that operates around a weather band of approximately 3% above and below the 30-year average for heating degree-days. This weather band significantly reduces the weather risk exposure by limiting the impact of warmer than normal weather to no more than 3% from the 30-year average. Conversely, the protection provided by the weather band to the downside risk also limits the upside potential from colder than normal weather by the same 3%. If the provision for the weather normalization adjustment were removed from its rate structure, the Company would be exposed to a much greater risk related to weather variability resulting in earnings volatility.

General downturn in the economy or prolonged period of slow economic recovery.

A weak or poorly performing economy can negatively affect the Company’s profitability. An economic downturn can result in loss of commercial and industrial customers due to plant closings as well as slow or declining growth in new customer additions, both of which would result in reduced sales volumes and lower revenues. An economic downturn could also result in rising unemployment and other factors that could result in increased customer delinquencies and bad debt expense.

Availability of adequate and reliable pipeline capacity.

The Company is served directly by two interstate pipelines. These two pipelines carry 100% of the natural gas transported to the Company’s distribution system. Depending on weather conditions and the level of customer demand, failure of one or both of these interstate transmission pipelines could have a major impact on the Company’s ability to meet customer demand for natural gas and adversely affect the Company’s earnings as a result of lost revenue and the cost of service restoration.

Supply disruptions due to weather or other forces.

Hurricanes and other natural or man made disasters could damage or inhibit production and/or pipeline transportation facilities, which could result in decreased supplies of natural gas. Decreased supplies could result in an inability to meet customer demand leading to higher prices or service disruptions. Disasters could also lead to additional governmental regulations that limit production activity or increase production and transportation costs.

Competition from other energy providers.

The Company competes with other energy providers in its service territory, including those that provide electricity, propane, coal and fuel oil. A significant competitive factor is price. Higher natural gas costs or decreases in the price of other energy sources may lead to competition and encourage customers to convert their gas-fired equipment to systems that use alternative energy sources, thus lowering natural gas deliveries and earnings. Price considerations could also inhibit customer and revenue growth if builders and developers do not perceive natural gas to be a better value than other energy options and elect to install heating systems that use an energy source other than natural gas.

Business activities are concentrated in a limited geographic region.

Changes in the Roanoke Valley’s economies, politics, regulations and weather patterns could negatively impact the existing customer base, leading to declining usage patterns and financial condition of customers, both of which could adversely affect our earnings.

Environmental laws or regulations.

Passage of new environmental legislation or implementation of regulations that mandate reductions in greenhouse gas emissions or other similar restrictions could have a negative effect on the Company’s core operations. Natural gas is a clean and efficient energy source; however, the combustion of natural gas results in carbon related emissions. Such legislation could impose limitations on greenhouse gas emissions, require funding of new energy efficiency objectives, impose new operational requirements or lead to other additional costs to the Company. New regulations could result in a significant reduction in the use of coal as a fuel for electric power generation, potentially resulting in natural gas supply concerns and higher cost for natural gas. Legislation or regulations could limit the exploration and development of natural gas reserves, making the price of natural gas less competitive and less attractive as a fuel source for consumers, resulting in reduced deliveries and earnings.

Security breach or cyber attacks on the Company’s computer systems could corrupt financial information, expose confidential personal information or compromise the safe and reliable delivery of natural gas.

A breach of the Company’s information systems from cyber-attacks or other sources could lead to disruptions in natural gas deliveries or compromise the safety of our distribution system. Such attacks could also result in corruption of the Company’s financial information or the unauthorized release of confidential customer, employee or vendor information. The Company takes reasonable precautions to safeguard its computer systems from attack; however, there is no guarantee that Company processes will adequately protect against unauthorized access to data. In the event of a successful attack, the Company could be exposed to material and reputational risk.

Increased compliance and pipeline safety requirements.

The Company is committed to the safe and reliable delivery of natural gas to its customers. Working in concert with this commitment are numerous laws and regulations derived at both the federal and state levels. The Company is diligent in complying with these regulations and is subject to ongoing inspections and reviews. Failure to comply with such requirements could result in the levy of significant fines. There are inherent risks that may be beyond the Company’s control, including third party actions, which could result in damage to the pipeline facilities, injury and even death. Such incidents could subject the Company to lawsuits, fines, increased scrutiny and loss of customers, all of which could have a significant effect on the Company’s financial position and results of operation.

Changes in accounting standards and their effect on the financial statements.

The SEC is currently evaluating the potential of requiring public issuers in the United States to adopt International Financial Reporting Standards (IFRS) and prepare financial statements in accordance with these rules instead of the current generally accepted accounting principles (GAAP) used in the United States. IFRS is a principals based set of accounting standards promulgated by the International Accounting Standards Board (IASB), which are currently in effect for most other countries in the world. The application of IFRS would result in differences in the components of a company’s financial statements as a result of differences between IFRS and GAAP. One major difference is IFRS does not currently provide an industry accounting standard for rate-regulated activities. As such, the adoption of IFRS in its current form, without other mitigating regulatory actions, could result in the Company no longer recognizing regulatory assets and liabilities on its financial statements which could have a significant effect on the Company’s financial condition and results of operations. The Financial Accounting Standards Board (FASB), the governing body in the United States, could also issue new accounting standards that would have a significant impact on the Company’s financial statements and increase the Company’s cost of compliance.

Access to capital to maintain liquidity.

The Company relies on a variety of capital sources to operate its business and fund capital expenditures, including internally generated cash from operations, short-term borrowings under its line-of-credit, proceeds from stock issued under the Dividend Reinvestment and Stock Purchase Plan (“DRIP”) and other sources. Access to a bank line-of-credit is essential to provide seasonal funding of natural gas operations and provide capital budget bridge financing. Access to capital markets and other long-term funding sources is important to provide more predictable financing for capital outlays. The ability of the Company to maintain and renew its line-of-credit and to secure longer-term financing is critical to operations. Adverse market trends or deterioration in the financial condition of the Company could increase the cost of borrowing or limit the Company’s ability to secure adequate funding.

Risks associated with the operation of a natural gas distribution pipeline and LNG storage facility.

Numerous potential risks are inherent in the operation of a natural gas distribution system and LNG storage facility including unanticipated or unforeseen events that are beyond the control of the Company. Examples of such events include adverse weather conditions, acts of terrorism, accidents, equipment breakdowns, failure of upstream pipelines and storage facilities, as well as catastrophic events such as explosions, fires, earthquakes, floods, or other similar events. These risks could result in injury or loss of life, property damage, pollution and customer service disruption resulting in potentially significant financial losses. The Company maintains insurance policies with financially sound carriers to protect against many of these risks. If losses result from a risk that is not fully covered by insurance, the Company’s financial condition could be significantly impacted if it were unable to recover such losses from customers through the regulatory rate making process. Even if the Company did not incur a direct financial loss as a result of any of the events noted above, it could encounter significant reputational damage from a reliability, safety, integrity or similar viewpoint, ultimately resulting in longer-term earnings impact.

Regulatory actions or failure to obtain timely rate relief could decrease future profitability.

The Company’s natural gas operations are regulated by the SCC. The SCC approves the rates that we charge our natural gas customers. If the SCC did not allow rates that provided for the timely recovery of our costs or a reasonable rate of return on our investment in natural gas distribution facilities, our earnings could be negatively impacted. Our debt and equity financings are also subject to SCC regulation and approval. Delays or lack of approvals could inhibit our ability to access capital markets and negatively impact our liquidity or earnings.

Inability to attract and maintain adequate staffing could affect operations.

The Company is dependent on competent management and other professionally or technically trained employees for the safe, reliable and profitable operations of its natural gas distribution facilities. Aging of the work force and the choice by younger replacement workers not to accept employment in the natural gas and utility service industries could result in worker shortages and inhibit the Company’s ability to meet customer service needs and regulatory requirements.

Volatility in the price and availability of natural gas

Natural gas represents the single largest expense of the Company. Recent improvements in the technologies needed for accessing the natural gas contained in shale rock have been the primary factor in the decline in natural gas commodity prices as these natural gas reserves are now accessible. Even with increasing demand from other areas including electric generation, natural gas prices are currently expected to remain stable in the near term, although there can be no guarantee to that effect. However, if restrictions on drilling for natural gas in the shale rock formations are imposed at either federal or state levels due to environmental or other concerns or other exploration and development restrictions on conventional drilling are enacted, the price of natural gas could escalate. Furthermore, if demand for natural gas increases at a rate in excess of current expectations, natural gas prices could also face upward pressure. Increasing natural gas prices could make natural gas a less attractive energy source to the Company’s customers; thereby potentially resulting in declining sales as well as increases in bad debt expense.

Effect of the federal budget deficit on corporate tax structure and the economic environment.

The United States budget has been operating at a deficit of more than a trillion dollars annually during the last few years. The result is an increasing debt level by the United States government that will require greater resources to meet debt servicing needs. In order to reduce the growth in government debt, Congress and the Presidency will need to take actions that may include increasing tax revenues and decreasing governmental spending. The federal government could increase tax revenue by raising tax rates or eliminating deductions, either of which could increase the Company’s tax liability. Reduction in government spending could push the economy back into a recession which could lead to a decline in natural gas sales due to reduced economic production and higher bad debt expense due to the inability of some customers to pay their bills. Either or both of these scenarios could have a negative effect on the Company’s financial position and results of operation.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Included in “Utility Plant” on the Company’s consolidated balance sheet are storage plant, transmission plant, distribution plant and general plant of Roanoke Gas as categorized by natural gas utilities. The Company has approximately 1,053 miles of transmission and distribution pipeline with transmission and distribution plant representing almost 87% of the total investment in plant. The transmission and distribution pipelines are located on or under public roads and highways or private property for which the Company has obtained the legal authorization and rights to operate these facilities on such property.

Roanoke Gas owns and operates eight metering stations through which it measures and regulates the gas being delivered by its suppliers. These stations are located at various points throughout the Company’s distribution system.

Roanoke Gas also owns a liquefied natural gas storage facility located in Botetourt County that has the capacity to store up to 220,000 DTH of natural gas.

The Company’s executive, accounting and business offices, along with its maintenance and service departments, are located on Kimball Avenue in Roanoke, Virginia.

Although the Company considers its present properties adequate, management intends to complete the replacement of its remaining cast iron and bare steel pipeline within the next six years.

Item 3.	Legal Proceedings.

The Company is a defendant in two civil lawsuits associated with a November 2009 explosion and fire at a West Virginia residence, allegedly due to propane ignition. This residence was served by a propane tank installed prior to the 2004 sale of Highland Propane assets (the Company’s former subsidiary) to Inergy Propane, LLC (“Inergy”). Inergy retained the name Highland Propane and assumed ownership for all propane tanks including the tank located at the residence identified in the suits.

The Company believes that any liability that might arise from these suits is adequately covered by the Company’s insurance. The Company has not recorded a liability for either lawsuit. A trial date is tentatively scheduled for late 2014.

The Company is not known to be a party to any other pending legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item	Executive Officers of the Registrant.

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on February 4, 2013.

The names, ages and positions of all of the executive officers of RGC Resources, Inc. as of September 30, 2012, are listed below with their business experience for at least the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Previous and present position and experience:

Name and Age	Period Position Held	Position and Experience
John B. Williamson, III, 58	January 2002 to present	President, CEO & Chairman

	July 1999 to January 2002	President & CEO

	February 1998 to July 1999	President & CEO – Roanoke Gas

	January 1993 to January 1998	Vice President - Rates and Finance - Roanoke Gas

Name and Age	Period Position Held	Position and Experience

John S. D’Orazio, 52	January 2003 to September 2012	Vice President & COO – Roanoke Gas

	April 2002 to January 2003	Vice President – Marketing and Customer Service – Roanoke Gas

	August 1999 to March 2002	President & COO – Diversified Energy Company

	February 1998 to July 1999	Vice President - Marketing & New Construction – Roanoke Gas

	June 1995 to January 1998	Director – Marketing & New Construction – Roanoke Gas

Dale P. Lee, 57	January 2002 to present	Vice President & Secretary

	January 2001 to January 2002	Vice President & Assistant Secretary

	July 1999 to January 2001	Assistant Vice President & Assistant Secretary

	May 1998 to July 1999	Director – Rates and Regulatory Affairs – Roanoke Gas

Paul W. Nester, 38	May 2012 to present	Vice President, Treasurer & CFO

	March 2010 to April 2012	Chief Financial Officer, UXB International

	June 2007 to February 2010	Manager, Finance, ITT Exelis

Name and Age	Period Position Held	Position and Experience

Howard T. Lyon, 51	May 2012 to present	Assistant Secretary and Assistant Treasurer

	February 2012 to May 2012	Treasurer

	June 2008 to January 2012	Vice President, Treasurer & CFO

	January 2003 to June 2008	Vice President, Treasurer & Controller

	January 2002 to January 2003	Controller & Treasurer

	July 1999 to January 2002	Controller & Assistant Treasurer

	December 1987 to July 1999	Controller – Roanoke Gas

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The information set forth under the caption “Market Price and Dividend Information” in the 2012 Annual Report to Shareholders is incorporated herein by reference. As of November 30, 2012, there were 1,323 holders of record of the Company’s common stock. This number does not include all beneficial owners of common stock who hold their shares in “street name.”

Comparisons of Cumulative Total Shareholder Returns

The following performance graph compares the Company’s total shareholder return from September 30, 2007 through September 30, 2012 with the Dow Jones US Utility Index, a utility based index, and the Standard & Poor’s 500 Stock Index (S&P 500 Index), a broad market index.

The graph below reflects the value of a hypothetical investment of $100 made September 30, 2007 in the Company’s common stock and in each index as of September 30, 2012, assuming the reinvestment of all dividends. Historical stock price performance as reflected on the graph is not indicative of future price performance. The total value at the end of the five years was $167 for the Company’s common stock, $119 for the Dow Jones US Utilities Index and $105 for the S&P 500 Index.

A summary of the Company’s equity compensation plans follows as of September 30, 2012:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	118,121
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	118,121

Item 6.	Selected Financial Data.

The information set forth under the caption “Selected Financial Data” in the 2012 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis” in the 2012 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks through its natural gas operations associated with commodity prices. The Company’s hedging and derivatives policy, as authorized by the Company’s Board of Directors, allows management to enter into both physical and financial transactions for the purpose of managing the commodity risk of its business operations. The policy also specifies that the combination of all commodity hedging contracts for any 12-month period shall not exceed a total hedged volume of 90% of projected volumes. Finally, the policy specifically prohibits the use of derivatives for the purposes of speculation.

The Company manages the price risk associated with purchases of natural gas by using a combination of liquefied natural gas (LNG) storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.

At September 30, 2012, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had approximately 2,695,000 decatherms of gas in storage, including LNG, at an average price of $3.51 per decatherm compared to 2,622,000 decatherms at an average price of $4.92 per decatherm last year. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contracts and other price hedging techniques are passed through to customers when realized through the regulated natural gas PGA mechanism.

The Company is also exposed to market risk related to changes in interest rates associated with its borrowing activities. As of September 30, 2012, the Company has a $15,000,000 variable rate note payable due March 31, 2013 and a $5,000,000 intermediate term variable rate note due December 1, 2015. Both of these debt instruments are currently being hedged by fixed rate interest swaps. The fair value of these interest rate swaps at September 30, 2012 amounted to a $2,916,718 unrealized loss on marked-to-market transactions included on the Consolidated Balance Sheet. The Company also has a variable rate line-of-credit with a bank with the interest rate based on the London Interbank Offered Rate (“LIBOR”). As of September 30, 2012, the Company had no outstanding balance under its line-of-credit.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of the registrant included in the 2012 Annual Report to Shareholders are incorporated herein by reference:

1.	Consolidated Balance Sheets as of September 30, 2012 and 2011

2.	Consolidated Statements of Income for the Years Ended September 30, 2012, 2011 and 2010

3.	Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2012, 2011 and 2010

4.	Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2012, 2011 and 2010

5.	Consolidated Statements of Cash Flows for the Years ended September 30, 2012, 2011 and 2010

6.	Notes to Consolidated Financial Statements for the Years ended September 30, 2012, 2011 and 2010

7.	Report of Independent Registered Public Accounting Firm

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As of September 30, 2012, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934.) Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and include those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Projections of the effectiveness to future periods are subject to the risk that the internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company has conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of September 30, 2012, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, the Company concluded that, as of September 30, 2012, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Brown, Edwards & Company, LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RGC Resources, Inc.

Roanoke, Virginia

We have audited RGC Resources, Inc. and Subsidiaries (“the Company”)’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RGC Resources, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, RGC Resources, Inc. and Subsidiaries (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of RGC Resources, Inc. and Subsidiaries (“the Company”), and our report dated November 2, 2012 expressed an unqualified opinion.

/s/ Brown, Edwards & Company, L.L.P.

CERTIFIED PUBLIC ACCOUNTANTS

100 Arbor Drive

Christiansburg, Virginia

November 2, 2012

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” at the end of Part I of this report. For information with respect to the Company’s directors and nominees and the Company’s Audit Committee and Audit Committee financial experts, see Proposal 1 “Election of Directors of Resources” and “Report of the Audit Committee of the Board of Directors”, respectively, in the Proxy Statement for the 2013 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference.

For information regarding the process for identifying and evaluating candidates to be nominated as directors and procedures for shareholders to communicate with directors, see “Report of the Governance & Nominating Committee of the Board of Directors” and “Shareholder Communications with the Board” in the Proxy Statement for the 2013 Annual Meeting of Shareholders of Resources, which is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2013 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

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

The information set forth under the caption “Report of the Compensation Committee of the Board of Directors” in the Proxy Statement for the 2013 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information pertaining to securities authorized for issuance under equity compensation plans, see Part II, Item 5 above.

The information pertaining to shareholders beneficially owning more than five percent of the registrant’s common stock and the security ownership of management, which is set forth under the captions “Annual Meeting of Shareholders to Be Held February 4, 2013” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the 2013 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

No transactions occurred, either individually or in the aggregate, with related parties in excess of $120,000.

The information pertaining to director independence is set forth under the caption “Board of Directors and Committees of the Board of Directors” in the Proxy Statement for the 2013 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement for the 2013 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this report:

1.	Financial statements filed as part of this report:

All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

2.	Financial statement schedules filed as part of this report:

All information is inapplicable or presented in the consolidated financial statements or related notes thereto.

3.	Exhibits to this Form 10-K filed as part of this report:

13	2012 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21	Subsidiaries of the Company

23	Consent of Brown, Edwards & Company, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101**	The following documents from the Registrant’s Annual Report on Form 10-K for the years ended September 30, 2012, 2011 and 2010, formatted in XBRL (eXtensible Business Reporting Language); Consolidated Balance Sheets at September 30, 2012 and 2011, (ii) Consolidated Statements of Income for the years ended September 30, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2012. 2011 and 2010, (iv) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. The Company also makes available on our web site the interactive data files submitted as Exhibit 101 to this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RGC RESOURCES, INC.

By:	/S/ PAUL W. NESTER	December 12, 2012
	Paul W. Nester	Date
Vice President, Treasurer and CFO
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ JOHN B. WILLIAMSON, III John B. Williamson, III	December 12, 2012 Date	Chairman of the Board, President and Chief Executive Officer

/S/ PAUL W. NESTER Paul W. Nester	December 12, 2012 Date	Vice President, Treasurer and CFO (principal accounting and financial officer)

/S/ NANCY H. AGEE Nancy H. Agee	December 12, 2012 Date	Director

/S/ ABNEY S. BOXLEY, III	December 12, 2012	Director
Abney S. Boxley, III	Date

/S/ MARYELLEN F. GOODLATTE	December 12, 2012	Director
Maryellen F. Goodlatte	Date

/S/ J. ALLEN LAYMAN	December 12, 2012	Director
J. Allen Layman	Date

/S/ GEORGE W. LOGAN	December 12, 2012	Director
George W. Logan	Date

/S/ S. FRANK SMITH	December 12, 2012	Director
S. Frank Smith	Date

/S/ RAYMOND D. SMOOT, JR.	December 12, 2012	Director
Raymond D. Smoot, Jr.	Date

EXHIBIT INDEX

Exhibit No.	Description

3 (a)	Articles of Incorporation of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

3 (b)	Amended and Restated Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) on the Form 10-K for the year ended September 30, 2011)

4 (a)	Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (b)	RGC Resources, Inc., Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 4 (c) to Registration Statement No. 333-106065 on Form S-2 filed as of June 12, 2003)

10 (a)	Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (b)	NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10 (c)	FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(h)(h)(h) of the Quarterly Report Form 10-Q for the period ended December 31, 2004)

10 (d)	FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(i)(i)(i) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10 (e)	SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10 (f)	FTS-1 Service Agreement between Columbia Gulf Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Quarterly Report on Form 10-Q for period ended December 31, 2004)

10 (g)	ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (h)	Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (i)	Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (j)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (k)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (l)	Gas Storage Contract under rate schedule FS (Market Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (m)	FTA Gas Transportation Agreement effective November 1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (n)	SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (o)	FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (p)	FTS Service Agreement effective November 1, 1999, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file reference number 0-367))

10 (q)	Firm Storage Service Agreement effective March 19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (r)	Firm Storage Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file number reference 0-367))

10 (s)	Firm Pipeline Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file number reference 0-367))

10 (t)	Natural Gas Asset Management Agreement by and between Roanoke Gas Company and Conoco Phillips Company effective as of November 1, 2010 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed September 28, 2010 (SEC file number reference 0-367))

10 (u)	FTS-2 Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(q)(q)(q) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004 (SEC file number reference 0-367))

10 (v)	Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (w)	Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (x)	Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (y)	Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (z)	Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (a) (a)	Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10 (b) (b)	Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10 (c) (c)	Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (d) (d)	Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (e) (e)	Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (f) (f)	RGC Resources Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999)

10 (g) (g)	RGC Resources, Inc. Amended and Restated Stock Bonus Plan (incorporated herein by reference to Registration Statement No. 333-122746 on Form S-8, filed with the Commission on February 11, 2005)

10 (h) (h)	RGC Resources, Inc. Restricted Stock Plan for Outside Directors (incorporated herein by reference to Exhibit 10(r)(r) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999 SEC file reference number 0-367)

10 (i) (i)	Change in Control Agreement between Paul W. Nester and RGC Resources, Inc. effective May 15, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed May 17, 2012 (SEC file number reference 0-367))

10 (j) (j)	Change in Control Agreement by and between RGC Resources, Inc. and Dale P. Lee effective May 1, 2010 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 31, 2010 (SEC file number reference 0-367))

10 (k) (k)	Change in Control Agreement by and between RGC Resources, Inc. and Robert L. Wells, II effective May 1, 2010 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed March 31, 2010 (SEC file number reference 0-367))

10 (l) (l)	Change in Control Agreement between John B. Williamson, III and RGC Resources, Inc. effective April 1, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 4, 2011 (SEC file number reference 0-367))

10 (m) (m)	Change in Control Agreement between John S. D’Orazio and RGC Resources, Inc. effective April 1, 2011 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed April 4, 2011 (SEC file number reference 0-367))

10 (n) (n)	Promissory Note in the original principal amount of $15,000,000 by and between Roanoke Gas Company and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed December 2, 2005 (SEC file number reference 0-367))

10 (o)(o)	Modification Number One to Promissory Note by Roanoke Gas in favor of Wells Fargo Bank, National Association dated October 20, 2010 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed October 22, 2010 (SEC file number reference 0-367))

10 (p)(p)	Term Note in the original amount of $15,000,000 by Roanoke Gas Company in favor of Wells Fargo Bank, N.A. dated March 30, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed April 3, 2012 (SEC file number reference 0-367))

10 (q)(q)	Loan Agreement by and between Roanoke Gas Company and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.2 on Form 8-K as filed December 2, 2005 (SEC file number reference 0-367))

10 (r)(r)	Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated March 30, 2012 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed April 3, 2012 (SEC file number reference 0-367))

10 (s)(s)	Unconditional Guaranty by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed December 2, 2005 (SEC file number reference 0-367))

10 (t)(t)	ISDA Master Agreement by and between SunTrust Bank and Roanoke Gas Company dated October 7, 2002 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (SEC file number reference 0-367))

10 (u)(u)	Subordination Agreement by and among ANGD, LLC, Appalachian Natural Gas Distribution Company, Bluefield Gas Company, Roanoke Gas Company and Branch Banking and Trust Company dated October 31, 2007 in connection with the $1,300,000 Promissory Note in favor of Roanoke Gas Company (incorporated herein by reference to Exhibit 10(v)(v) on Form 10-K as filed December 21, 2007 (SEC file number reference 0-367))

10 (v)(v)	Promissory Note in the original principal amount of $1,300,000 by ANGD, LLC in favor of Roanoke Gas Company dated October 31, 2007 (incorporated herein by reference to Exhibit 10(w)(w) on Form 10-K as filed December 21, 2007 (SEC file number reference 0-367))

10 (w)(w)	Indemnification and Cost Sharing Agreement by and between RGC Resources, Inc., Bluefield Gas Company and ANGD, LLC (incorporated herein by reference to Exhibit 10(x)(x) on Form 10-K as filed December 21, 2007 (SEC file number reference 0-367))

10 (x)(x)	Promissory Note in the original principal amount of $5,000,000 by and between Roanoke Gas Company and Branch Bank and Trust dated October 31, 2008 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed November 5, 2008 (SEC file number reference 0-367))

10 (y)(y)	Loan Agreement by and between Roanoke Gas Company and Branch Bank and Trust dated October 31, 2008 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed November 5, 2008 (SEC file number reference 0-367))

10 (z)(z)	Guaranty Agreement by and between RGC Resources, Inc. and Branch Bank and Trust dated October 31, 2008 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed November 5, 2008 (SEC file number reference 0-367))

10 (a)(a)(a)	ISDA Master Agreement by and between Roanoke Gas Company and Branch Bank and Trust dated as of October 27, 2008 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed November 5, 2008 (SEC file number reference 0-367))

10 (b)(b)(b)	Revolving Line of Credit Note in the original principal amount of $5,000,000 by Roanoke Gas Company in favor of Wells Fargo Bank, N.A. dated March 30, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 3, 2012 (SEC file number reference 0-367))

10 (c)(c)(c)	Unconditional guaranty by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated March 23, 2009 for the benefit of Roanoke Gas Company (incorporated by reference to Exhibit 10.2 on Form 8-K as filed March 26, 2009 (SEC file number reference 0-367))

13	2012 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21	Subsidiaries of the Company

23	Consent of Brown, Edwards & Company, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101**	The following documents from the Registrant’s Annual Report on Form 10-K for the years ended September 30, 2012, 2011 and 2010, formatted in XBRL (eXtensible Business Reporting Language); Consolidated Balance Sheets at September 30, 2012 and 2011, (ii) Consolidated Statements of Income for the years ended September 30, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2012. 2011 and 2010, (iv) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. The Company also makes available on our web site the interactive data files submitted as Exhibit 101 to this Annual Report.