Form 10-Q
period 2012-12-31
RGC RESOURCES INC
filed 2013-02-08
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2013
Common Stock, $5 Par Value	4,698,913

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2012	September 30, 2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$603,562	$8,909,871
Accounts receivable (less allowance for uncollectibles of $172,364 and $65,219, respectively)	10,720,272	3,617,925
Notes receivable	1,095,077	1,142,770
Materials and supplies	594,959	613,548
Gas in storage	9,182,424	9,466,095
Prepaid income taxes	944,551	2,072,687
Deferred income taxes	2,673,878	2,371,609
Under-recovery of gas costs	270,702	687,194
Other	1,770,329	1,365,615

Total current assets	27,855,754	30,247,314

UTILITY PROPERTY:
In service	137,334,519	135,912,571
Accumulated depreciation and amortization	(47,187,135)	(46,563,520)

In service, net	90,147,384	89,349,051
Construction work in progress	1,837,298	1,481,041

Utility plant, net	91,984,682	90,830,092

OTHER ASSETS:
Regulatory assets	8,532,454	8,542,048
Other	117,630	136,884

Total other assets	8,650,084	8,678,932

TOTAL ASSETS	$128,490,520	$129,756,338

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2012	September 30, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Borrowings under line-of-credit	$1,279,216	$—
Note payable	15,000,000	15,000,000
Dividends payable	845,804	817,462
Accounts payable	6,113,022	4,756,460
Customer credit balances	2,015,341	2,382,089
Customer deposits	1,626,643	1,567,501
Accrued expenses	1,712,332	2,102,165
Fair value of marked-to-market transactions	2,681,053	2,916,718

Total current liabilities	31,273,411	29,542,395

LONG-TERM DEBT	13,000,000	13,000,000

DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	4,280,319	4,251,295
Regulatory cost of retirement obligations	7,990,712	7,828,157
Benefit plan liabilities	12,213,487	12,541,251
Deferred income taxes	12,288,809	11,898,178
Deferred investment tax credits	9,873	12,132

Total deferred credits and other liabilities	36,783,200	36,531,013

STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 4,698,287 and 4,670,567, respectively	23,491,435	23,352,835
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	7,767,418	7,375,666
Retained earnings	19,937,525	23,904,514
Accumulated other comprehensive loss	(3,762,469)	(3,950,085)

Total stockholders’ equity	47,433,909	50,682,930

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,490,520	$129,756,338

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011

UNAUDITED

	Three Months Ended December 31,
	2012	2011
OPERATING REVENUES:
Gas utilities	$18,458,739	$18,173,445
Other	287,853	325,731

Total operating revenues	18,746,592	18,499,176

COST OF SALES:
Gas utilities	10,650,461	10,212,775
Other	159,648	156,774

Total cost of sales	10,810,109	10,369,549

GROSS MARGIN	7,936,483	8,129,627

OTHER OPERATING EXPENSES:
Operations and maintenance	3,504,843	3,325,162
General taxes	361,077	340,422
Depreciation and amortization	1,120,472	1,055,098

Total other operating expenses	4,986,392	4,720,682

OPERATING INCOME	2,950,091	3,408,945

OTHER INCOME, Net	17,042	9,899

INTEREST EXPENSE	459,461	458,999

INCOME BEFORE INCOME TAXES	2,507,672	2,959,845

INCOME TAX EXPENSE	953,519	1,124,933

NET INCOME	$1,554,153	$1,834,912

BASIC EARNINGS PER COMMON SHARE	$0.33	$0.40

DILUTED EARNINGS PER COMMON SHARE	$0.33	$0.40

DIVIDENDS DECLARED PER COMMON SHARE	$1.180	$0.175

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011

UNAUDITED

	Three Months Ended December 31,
	2012	2011

NET INCOME	$1,554,153	$1,834,912

Other comprehensive income, net of tax:
Interest rate SWAPs	146,206	88,567
Defined benefit plans	41,410	38,345

OTHER COMPREHENSIVE INCOME, NET OF TAX	187,616	126,912

COMPREHENSIVE INCOME	$1,741,769	$1,961,824

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011

UNAUDITED

	Three Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,554,153	$1,834,912
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,164,319	1,095,285
Cost of removal of utility plant, net	(94,933)	(89,522)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(4,800,752)	(4,347,729)

Net cash used in operating activities	(2,177,213)	(1,507,054)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(2,494,277)	(2,087,493)
Proceeds from disposal of equipment	720	2,750

Net cash used in investing activities	(2,493,557)	(2,084,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on collection of note	47,693	47,693
Borrowings under line-of-credit agreement	4,354,402	—
Repayments under line-of-credit	(3,075,186)	—
Proceeds from issuance of stock (27,720 and 8,349 shares, respectively)	530,352	154,231
Cash dividends paid	(5,492,800)	(786,270)

Net cash used in financing activities	(3,635,539)	(584,346)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,306,309)	(4,176,143)

BEGINNING CASH AND CASH EQUIVALENTS	8,909,871	7,951,429

ENDING CASH AND CASH EQUIVALENTS	$603,562	$3,775,286

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$613,658	$589,697
Income taxes paid (refunded), net	(145,924)	—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly RGC Resources, Inc.’s financial position as of December 31, 2012 and the results of its operations and comprehensive income for the three months ended December 31, 2012 and 2011 and its cash flows for the three months ended December 31, 2012 and 2011. The results of operations for the three months ended December 31, 2012 are not indicative of the results to be expected for the fiscal year ending September 30, 2013, as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions, which generally result in greater earnings during the winter months.

The unaudited condensed consolidated interim financial statements and condensed notes are presented as permitted under the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s annual consolidated financial statements and notes thereto. The condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K. The September 30, 2012 balance sheet was included in the Company’s Form 10-K.

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in Form 10-K for the year ended September 30, 2012. Newly adopted and newly issued accounting standards are discussed below.

Recently Issued Accounting Standards

In June 2011, the FASB issued guidance under FASB ASC No. 220 – Comprehensive Income that defines the presentation of Comprehensive Income in the financial statements. According to the guidance, an entity may present a single continuous statement of comprehensive income or two separate statements – a statement of income and a statement of

RGC RESOURCES, INC. AND SUBSIDIARIES

other comprehensive income that immediately follows the statement of income. In either presentation, the entity is required to present on the face of the financial statement the components of other comprehensive income including the reclassification adjustment for items that are reclassified from other comprehensive income to net income. In December 2011, the FASB issued additional guidance under FASB ASC No. 220 that deferred the effective date of earlier guidance with regard to the presentation of reclassifications of items out of accumulated other comprehensive income. All other provisions of the original guidance remain in effect. The new requirements have been included in the Consolidated Statements of Comprehensive Income presented in the Company’s financial statements. Additional information is provided in Note 6 below.

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

On November 1, 2012, Roanoke Gas Company placed into effect new base rates, subject to refund, that provide for approximately $1,840,000 in additional annual non-gas revenues. The amount of the final rate award may be more or less than the amount reflected in the financial statements and will not be known until the SCC issues its order. The Company has recorded an estimated reserve that management believes may be refundable to customers. The public hearing on the request for this rate increase is scheduled for March 26, 2013, with a final order expected sometime after that date.

Roanoke Gas Company has in place a weather normalization adjustment mechanism (“WNA”) based on a weather measurement band around the most recent 30-year temperature average. The WNA provides for a weather band of 3% above or below the 30-year temperature average whereby the Company would recover from its customers the lost margin (excluding gas costs) for the impact of weather that was more than 3% warmer than the 30-year average or refund customers the excess earned for weather that was more than 3% colder than the 30-year average. As of December 31, 2012, total heating degree days (an industry measure by which the average daily temperature falls below 65 degrees Fahrenheit) for the current WNA period of April 2012 through December 2012 were approximately 8% less than the 30-year average. As the number of heating degree days fell outside the current 3% weather band, the Company recorded approximately $182,000 in additional revenues to reflect the estimated impact of the WNA for the difference in margin realized for weather between 8% and 3% warmer than the 30-year average. The final surcharge or refund to customers will be dependent on the weather during the Company’s second fiscal quarter. Accordingly, the accrued revenues related to the surcharge may be adjusted up or down from the amount reflected in the December 31, 2012 financial statements. The Company accrued

RGC RESOURCES, INC. AND SUBSIDIARIES

approximately $577,000 in WNA revenues for the quarter ended December 31, 2011 as total heating degree days were approximately 16% less than the 30-year average. The Company applied the provisions of FASB ASC No. 980, Regulated Operations, in recording the estimated asset and revenue for the WNA.

3.	Short-Term Debt

The Company has available an unsecured line-of-credit with a bank that will expire March 31, 2013. The amount of credit available under the line-of-credit varies during the year to accommodate the Company’s seasonal borrowing demands. As of December 31, 2012, the Company had $1,279,216 outstanding on a total available balance of $5,000,000. The available line-of-credit will decrease to $1,000,000 by March 31, 2013. The Company anticipates being able to extend or replace this line-of-credit upon expiration.

The Company also has an unsecured term note in the amount of $15,000,000. This term note extends the maturity date of the original promissory note dated November 28, 2005 and subsequent modification dated October 20, 2010. The term note, which has a maturity date of March 31, 2013, retains all other terms and conditions provided for in the original promissory note. The Company anticipates being able to renew this note until such time the note co-terminates with the corresponding interest rate swap on November 30, 2015.

4.	Financing Receivables

Financing receivables represent a contractual right to receive money either on demand or on fixed or determinable dates and are recognized as assets on the entity’s balance sheet. The Company has two primary types of financing receivables: trade accounts receivable, resulting from the sale of natural gas and other services to its customers, and notes receivable. Trade accounts receivable are short-term in nature and a provision for uncollectible balances is included in the financial statements. The Company’s notes receivable represents the balance on a one-year extension of a five-year note for partial payment on the sale of the Bluefield, Virginia natural gas distribution assets to ANGD, LLC in October 2007 and a 24-month note from a customer related to the payment for relocating a portion of a natural gas distribution main. Both notes are performing assets with all payments current. Management evaluates the status of the notes each reporting period to make an assessment on the collectability of the balance. In its most recent evaluation, management concluded that the notes continued to be fully collectible and no loss reserve was required. Either note would be considered past due if either the interest or principal installment were outstanding for more than 30 days after their contractual due date.

5.	Derivatives and Hedging

The Company’s risk management policy allows management to enter into derivatives for the purpose of managing the commodity and financial market risks of its business operations.

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company’s risk management policy specifically prohibits the use of derivatives for speculative purposes. The key market risks that the Company seeks to hedge include the price of natural gas and the cost of borrowed funds.

The Company periodically enters into collars, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. The fair value of these instruments is recorded in the balance sheet with the offsetting entry to either under-recovery of gas costs or over-recovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recovered from or refunded to customers through the purchased gas adjustment clause (“PGA”) included as part of the Company’s billing rate. During the quarter ended December 31, 2012, the Company had no outstanding derivative arrangements for the purchase of natural gas.

The Company has two interest rate swaps associated with its variable rate notes. The first swap, which matures on November 30, 2015, relates to the $15,000,000 term note originally issued in November 2005 and most recently renewed as a one year term loan due March 31, 2013. This swap, which matures on December 1, 2015, essentially converts the floating rate note based upon LIBOR into fixed rate debt with a 5.74% effective interest rate. The second swap relates to the $5,000,000 variable rate note issued in October 2008. This swap converts the variable rate note based on LIBOR into a fixed rate debt with a 5.79% effective interest rate. Both swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income. No portion of either interest rate swap was deemed ineffective during the periods presented.

The table below reflects the fair values of the derivative instruments and their corresponding classification in the consolidated balance sheets under the current liabilities caption of “Fair value of marked-to-market transactions” as of December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012
Derivatives designated as hedging instruments:

Interest rate swaps	$2,681,053	$2,916,718

The table in Note 6 reflects the effect on income and other comprehensive income of the Company’s cash flow hedges.

Based on the current interest rate environment, management estimates that approximately $930,000 of the fair value on the interest rate hedges will be reclassified from other comprehensive loss into interest expense on the income statement over the next 12 months. Changes in LIBOR rates during this period could significantly change the amount estimated to be reclassified to income as well as the fair value of the interest rate hedges.

RGC RESOURCES, INC. AND SUBSIDIARIES

6.	Other Comprehensive Income

A summary of other comprehensive income and loss is provided below:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount

Three Months Ended December 31, 2012:

Interest rate swaps:
Unrealized losses	$(2,618)	$994	$(1,624)
Transfer of realized losses to interest expense	238,282	(90,452)	147,830

Net unrealized losses on interest rate SWAPs	235,664	(89,458)	146,206

Defined benefit plans:

Amortization of actuarial losses	54,973	(20,868)	34,105
Amortization of transition obligation	11,774	(4,469)	7,305

Net defined benefit plans	66,747	(25,337)	41,410

Other comprehensive income	$302,411	$(114,795)	$187,616

Three Months Ended December 31, 2011:

Interest rate swaps:
Unrealized losses	$(94,258)	$35,780	$(58,478)
Transfer of realized losses to interest expense	237,017	(89,972)	147,045

Net unrealized losses on interest rate SWAPs	142,759	(54,192)	88,567

Defined benefit plans:

Amortization of actuarial losses	50,034	(18,993)	31,041
Amortization of transition obligation	11,773	(4,469)	7,304

Net defined benefit plans	61,807	(23,462)	38,345

Other comprehensive income	$204,566	$(77,654)	$126,912

RGC RESOURCES, INC. AND SUBSIDIARIES

Accumulated Other Comprehensive Income

	Interest Rate SWAPS	Defined Benefit Plans	Accumulated Other Comprehensive Income

Balance 10/1/12	$(1,809,531)	$(2,140,554)	$(3,950,085)
Other comprehensive income	146,206	41,410	187,616

Balance 12/31/12	$(1,663,325)	$(2,099,144)	$(3,762,469)

7.	Earnings Per Share

Basic earnings per common share for the three months ended December 31, 2012 and 2011 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three months ended December 31, 2012 and 2011 are calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended December 31,
	2012	2011

Net Income	$1,554,153	$1,834,912

Weighted average common shares	4,677,841	4,630,166

Effect of dilutive securities:
Options to purchase common stock	—	5,488

Diluted average common shares	4,677,841	4,635,654

Earnings Per Share of Common Stock:
Basic	$0.33	$0.40
Diluted	$0.33	$0.40

RGC RESOURCES, INC. AND SUBSIDIARIES

8.	Commitments and Contingencies

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

	Three Months Ended December 31,
	2012	2011
Components of net periodic pension cost:

Service cost	$158,723	$130,425
Interest cost	236,562	238,299
Expected return on plan assets	(296,197)	(239,795)
Recognized loss	144,566	118,854

Net periodic pension cost	$243,654	$247,783

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended December 31,
	2012	2011
Components of postretirement benefit cost:

Service cost	$53,283	$48,944
Interest cost	132,961	148,090
Expected return on plan assets	(113,096)	(91,840)
Amortization of unrecognized transition obligation	47,224	47,223
Recognized loss	60,437	59,847

Net periodic postretirement benefit cost	$180,809	$212,264

The Company contributed $500,000 to its pension plan during the three-month period ended December 31, 2012. The Company expects to make additional contributions of approximately $600,000 to its pension plan and $850,000 to its postretirement benefit plan prior to the end of its current fiscal year.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of December 31, 2012 and September 30, 2012:

		Fair Value Measurements – December 31, 2012
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Natural gas purchases	$2,605,259	$—	$2,605,259	$—
Interest rate swaps	2,681,053	—	2,681,053	—

Total	$5,286,312	$—	$5,286,312	$—

		Fair Value Measurements – September 30, 2012
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Natural gas purchases	$1,065,243	$—	$1,065,243	$—
Interest rate swaps	2,916,718	—	2,916,718	—

Total	$3,981,961	$—	$3,981,961	$—

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At December 31, 2012 and September 30, 2012, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

The fair value of the interest rate swaps, included in the line item “Fair value of marked-to-market transactions”, is determined by using the counterparty’s proprietary models and certain assumptions regarding past, present and future market conditions.

The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows required to settle the obligation.

RGC RESOURCES, INC. AND SUBSIDIARIES

The carrying value of cash and cash equivalents, accounts receivable, line-of-credit, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of December 31, 2012 and September 30, 2012.

		Fair Value Measurements - December 31, 2012
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Notes receivable	$1,095,077	$—	$—	$1,126,446

Total	$1,095,077	$—	$—	$1,126,446

Liabilities:
Note payable	$15,000,000	$—	$—	$14,988,394
Long-term debt	13,000,000	—	—	14,132,407

Total	$28,000,000	$—	$—	$29,120,801

		Fair Value Measurements - September 30, 2012
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Notes receivable	$1,142,770	$—	$—	$1,152,896

Total	$1,142,770	$—	$—	$1,152,896

Liabilities:
Note payable	$15,000,000	$—	$—	$14,976,818
Long-term debt	13,000,000	—	—	14,310,450

Total	$28,000,000	$—	$—	$29,287,268

RGC RESOURCES, INC. AND SUBSIDIARIES

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

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of December 31, 2012 and September 30, 2012, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

11.	Subsequent Events

On February 1, 2013, ANGD, LLC paid off the $865,000 balance on the note receivable with the Company. The 10% note, which was extended for an additional year on October 30, 2012, was due on November 1, 2013.

The Company has evaluated subsequent events through the date the financial statements were issued. There were no items not otherwise disclosed which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, RGC Resources, Inc. (“Resources” or the “Company”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to those set forth in the following discussion and within Item 1A “Risk Factors” of the Company’s 2012 Annual Report on Form 10-K. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.

Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.

The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2013. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings for the balance of the fiscal year will depend primarily on weather conditions during the remaining winter months, energy costs, improvement or deterioration in the local economic environment and the level of operating and maintenance costs during the remainder of the year.

RGC RESOURCES, INC. AND SUBSIDIARIES

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 59,000 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding localities through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for terms and conditions set by the Virginia State Corporation Commission (“SCC”).

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

The SCC authorizes the rates and fees that the Company charges its customers for regulated natural gas service. In addition, the Company has in place certain approved rate mechanisms that help reduce some of the volatility in earnings associated with variations in winter weather and the cost of natural gas.

Roanoke Gas has in place a weather normalization adjustment mechanism (“WNA”) based on a weather measurement band around the most recent 30-year temperature average (“normal’). Because the SCC authorizes billing rates for the utility operations of Roanoke Gas based on normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. Therefore, the WNA provides the Company with a level of earnings protection when weather is significantly warmer than normal and provides its customers with price protection when the weather is significantly colder than normal. The WNA mechanism provides for a weather band of 3% above and below the 30-year normal, whereby the Company would bill its customers for the lost margin (excluding gas costs) for the impact of weather that was more than 3% warmer than normal or refund customers the excess margin earned for weather that was more than 3% colder than normal. The annual WNA period extends from April to March. For the nine month WNA period ended December 31, 2012, weather was approximately 8% warmer than the 30-year average. As a result, the Company recorded approximately $182,000 in additional revenues to reflect the estimated impact of the WNA for the difference in margin not realized for weather between 3% and 8% of the 30-year average. The final surcharge or refund to customers will be dependent on the weather during the second fiscal quarter as the accrued revenues related to the WNA may be adjusted up or down from the amount included in the December 31, 2012 financial statements. The total number of heating degree days during the prior WNA period were approximately 16% less than the 30-year average resulting in an estimated accrual of approximately $577,000 during the quarter ended December 31, 2011.

RGC RESOURCES, INC. AND SUBSIDIARIES

Although the WNA mechanism provides the Company with a method to recover margin not realized for warmer weather above the 3% weather band, the statistical models used in determining the WNA amount do not provide for a precise recovery of lost margin and therefore will vary in their results based not only on the magnitude of weather variation during the total WNA period but also on the variation for each month.

The Company also has an approved rate structure in place that mitigates the impact of financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs”, of its investment in natural gas inventory. The carrying cost revenue factor applied to inventory is based on the Company’s weighted average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less carrying cost revenue as financing costs are lower. As a result of lower commodity price of natural gas, the price of gas in storage at December 31, 2012 has declined by 22% from the same period last year. The lower average price of gas in storage has resulted in a $117,000 reduction in carrying cost revenues for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Currently, the futures market indicates slightly higher commodity prices than is currently reflected in storage. If such prices manifest during the spring and summer storage fill months, inventory values will begin to increase and the decline in carrying cost revenues as compared to last year should level off by the end of the fiscal year.

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

Results of Operations

Three Months Ended December 31, 2012:

Net income decreased by $280,759 for the quarter ended December 31, 2012, compared to the same period last year. A combination of lower carrying cost revenues and WNA accruals combined with increased operating and depreciation expenses were the primary factors in the decline in net income.

RGC RESOURCES, INC. AND SUBSIDIARIES

The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended December 31,		Increase/
	2012	2011	(Decrease)	Percentage

Operating Revenues
Gas Utilities	$18,458,739	$18,173,445	$285,294	2%
Other	287,853	325,731	(37,878)	–12%

Total Operating Revenues	$18,746,592	$18,499,176	$247,416	1%

Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	2,007,151	1,804,619	202,532	11%
Transportation and Interruptible	736,060	739,811	(3,751)	–1%

Total	2,743,211	2,544,430	198,781	8%

Heating Degree Days (Unofficial)	1,478	1,328	150	11%

Total operating revenues for the three months ended December 31, 2012, compared to the same period last year, increased primarily due to an 8% increase in total natural gas deliveries and the implementation of a non-gas rate increase partially offset by lower natural gas commodity prices. The per unit cost of natural gas reflected in the cost of sales decreased by 6% compared to last year. Contracted services work also contributed to lower gross revenues as the level of these other services were less than last year.

	Three Months Ended December 31,		Increase/
	2012	2011	(Decrease)	Percentage
Gross Margin

Gas Utilities	$7,808,278	$7,960,670	$(152,392)	–2%
Other	128,205	168,957	(40,752)	–24%

Total Operating Margin	$7,936,483	$8,129,627	$(193,144)	–2%

Regulated natural gas margins from utility operations decreased from the same period last year primarily as a result of lower carrying cost revenues and lower WNA revenues more than offsetting the implementation of a non-gas rate increase effective November 1, 2012. Although total natural gas deliveries for the quarter increased by 8%, the $395,000 decline in WNA revenues more than offset the additional margins related to the increased volumes. In addition,

RGC RESOURCES, INC. AND SUBSIDIARIES

inventory carrying cost revenues declined by $117,000 due to lower average price of gas in storage. Residential and commercial volumes increased by 11% from last year’s due to an 11% increase in heating degree days. Industrial volumes, which tend to be less weather sensitive than residential and commercial volumes, remained nearly unchanged. Most of the expected non-gas rate increase is reflected in the customer base charge, a flat monthly fee billed to each natural gas customer, which increased by more than $61,000 over the same period last year.

The components of the gas utility margin decrease are summarized below:

Net Margin Decrease

Customer Base Charge	$64,074
WNA	(395,306)
Carrying Cost	(117,019)
Volumetric	306,693
Other Gas Utility Margin	(10,834)

Total	$(152,392)

Other margins decreased by $40,752 from last year primarily due to reductions in the level of other services contract work. More than half of the revenues and margins included under the caption of “Other” are subject to variations in the level of activity depending on customer needs and generally are associated with service contracts that have a limited duration and are subject to renewal on an annual or semi-annual basis. Current service contracts are expected to extend through the remainder of the fiscal year; however, any continuation beyond 2013 is uncertain.

Operation and maintenance expenses increased by $179,681, or 5%, over the same period last year. Higher labor, contracted services, professional services and corporate insurance costs more than offset increases in capitalized overheads. Labor and contracted services increased by $129,000 primarily due to timing of leak surveys, pipeline right-of-way clearing and similar services. Professional services increased by $66,000 associated mainly with higher costs related to transitioning from smaller reporting company to accelerated filer status and information technology consulting assistance. Corporate property and liability insurance increased by $24,000 due to higher premiums and increased general liability coverage limits. The remaining difference primarily related to greater capitalization of overheads due to higher capital expenditures.

General taxes increased by $20,655, or 6%, primarily due to higher property taxes associated with increases in utility property.

Depreciation expense increased by $65,374, or 6%, on a corresponding increase in utility plant investment primarily due to the distribution pipeline replacement program.

RGC RESOURCES, INC. AND SUBSIDIARIES

Interest expense remained virtually unchanged as the Company’s total debt position changed slightly when the Company accessed its line-of-credit near the end of December.

Income tax expense decreased by $171,414, or 15%, which corresponds to the decrease in pre-tax income for the quarter. The effective tax rate was 38% for both the current period and the same period last year.

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

The Company considers an estimate to be critical if it is material to the financial statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. There have been no changes to the critical accounting policies as reflected in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

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

Regulatory

On November 1, 2012, Roanoke Gas Company placed into effect new base rates, subject to refund, that provide for approximately $1,840,000 in additional annual non-gas revenues. The Company has recorded an estimated reserve that management believes may be refundable to customers. The amount of the final rate award may be more or less than the amount reflected in the financial statements and will not be known until the Commission issues its order. The public hearing on the request for this rate increase is scheduled for March 26, 2013, with a final order expected sometime after that date.

RGC RESOURCES, INC. AND SUBSIDIARIES

On March 15, 2012, the Company filed an application for the approval of a SAVE (Steps to Advance Virginia’s Energy) Plan and Rider. The SAVE plan is designed to facilitate the accelerated replacement of aging natural gas infrastructure assets by providing the Company with a means to recover depreciation and related expenses and return on rate base of the additional capital investment without the filing of a formal application for an increase in non-gas base rates. The SAVE Plan provides the Company with a more timely mechanism for recovering the cost of its renewal program. On July 25, 2012, the SCC approved the SAVE Plan and Rider and the Company began billing the SAVE Plan rider effective with its January 2013 customer bills.

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

Cash and cash equivalents decreased by $8,306,309 for the three-month period ended December 31, 2012 compared to a $4,176,143 decrease for the same period last year. This greater decrease in cash was primarily due to the special $1.00 per share dividend paid by the Company on December 17, 2012, and to a lesser extent, to increases in cash used in operations and higher capital expenditures related to the Company’s pipeline renewal program. The following table summarizes the categories of uses of cash:

	Three Months Ended
	December 31,
	2012	2011
Cash Flow Summary Three Months Ended:

Used in operating activities	$(2,177,213)	$(1,507,054)
Used in investing activities	(2,493,557)	(2,084,743)
Used in financing activities	(3,635,539)	(584,346)

Decrease in cash and cash equivalents	$(8,306,309)	$(4,176,143)

The seasonal nature of the natural gas business causes operating cash flows to fluctuate significantly during the year as well as from year to year. Factors including weather, energy

RGC RESOURCES, INC. AND SUBSIDIARIES

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

For the three months ended December 31, 2012, cash flow used in operations increased over the prior year by $670,159, from $1,507,054 to $2,177,213, primarily due to a $281,000 reduction in net income, a smaller reduction in storage inventory balances and a change from over-recovery of gas cost position to a net under-recovery of gas cost position more than offsetting increases in accounts payable.

Investing activities are generally composed of expenditures under the Company’s construction program, which primarily involves replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe, improvements to the LNG plant, and to a lesser degree expanding its natural gas system to meet customer growth. Cash flows used in investing activities increased by approximately $409,000 due to an increased level of capital expenditures. Total capital expenditures were $2,494,277 and $2,087,493 for the three-month periods ended December 31, 2012 and 2011, respectively. The increase in capital expenditures is attributable to the continued focus by the Company on its pipeline renewal program. The Company’s current plan includes a five- to seven-year time horizon to finish replacing the remaining bare steel and cast iron pipe within its natural gas distribution system. In order to meet this goal, the Company expects capital expenditures to remain at elevated levels for the next few years. The depreciation add back to operating cash flows is expected to provide more than 50% of the current year’s projected capital expenditures, with the balance of funding dependent on other sources, including revenue from the SAVE Plan, net income, available cash and corporate borrowing activity.

Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flow used in financing activities increased by approximately $3,051,000, from $584,346 to $3,635,539, primarily due to the special $1.00 per share dividend paid by the Company on December 17, 2012. The special dividend totaled $4,675,337, of which $425,630 was returned to the Company under the DRIP plan to purchase 21,951 shares of stock. The remaining difference relates to the $1,279,216 net borrowing under the line-of-credit to assist in the seasonal funding of the Company’s operations. The Company accessed its line-of-credit for the first time since February 2009. The Company has been able to finance operations with its operating cash flow without needing to access its line-of-credit over the last few years as cash flows have been positively affected by declining natural gas prices resulting in lower natural gas storage balances and accounts receivable in addition to accelerated and bonus tax depreciation deductions which have limited federal corporate income tax payments over the last few years. However, with natural gas prices appearing to have leveled off and an increasing focus on the Company’s pipeline replacement program, the Company expects to utilize its line-of-credit more often to provide funding for its operations.

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company’s line-of-credit agreement will expire on March 31, 2013, unless extended. The Company anticipates being able to extend or replace its current line-of-credit agreement upon expiration; however, there is no guarantee that the line-of-credit will be extended or replaced on terms comparable to those currently in place.

The Company’s $15,000,000 unsecured variable rate note is scheduled to mature on March 31, 2013. Based on discussions with the current lender, the Company anticipates being able to extend this note prior to its maturity on a yearly basis under terms comparable to those currently in place until such time the corresponding swap on the note matures on November 30, 2015.

At December 31, 2012, the Company’s consolidated capitalization, including the note payable and line-of-credit, was 62% equity and 38% debt.

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

Interest Rate Risk

The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At December 31, 2012, the Company had $1,279,216 outstanding under its line-of-credit. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable rate debt would have resulted in an increase in quarterly interest expense of less than $1,000. The Company also has a $15,000,000 note payable and a $5,000,000 intermediate term variable rate note both of which are currently being hedged by fixed rate interest swaps. The remaining $8,000,000 balance of the long-term debt is at fixed rates.

Commodity Price Risk

The Company manages the price risk associated with purchases of natural gas by using a combination of liquefied natural gas (LNG) storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.

At December 31, 2012, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had approximately 2,642,000 decatherms of gas in storage, including LNG, at an average price of $3.48 per decatherm. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

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

As of December 31, 2012, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

No changes.

ITEM 1A – RISK FACTORS

No changes.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 6 – EXHIBITS

Number	Description

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets at December 31, 2012 and September 30, 2012, (ii) Condensed Consolidated Statements of Income for the three months ended December 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2011, and (v) Condensed Notes to Condensed Consolidated Financial Statements.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T or Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

RGC RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC Resources, Inc.

Date: February 8, 2013	By:	/s/ Paul W. Nester
Paul W. Nester
Vice President, Treasurer and CFO