Form 10-Q
period 2013-03-31
RGC RESOURCES INC
filed 2013-05-10
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, $5 Par Value	4,705,876

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2013	September 30, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,180,923	$8,909,871
Accounts receivable (less allowance for uncollectibles of $243,694 and $65,219, respectively)	12,348,768	3,617,925
Notes receivable	95,385	1,142,770
Materials and supplies	697,512	613,548
Gas in storage	3,153,567	9,466,095
Prepaid income taxes	—	2,072,687
Deferred income taxes	4,421,907	2,371,609
Under-recovery of gas costs	—	687,194
Other	1,349,525	1,365,615

Total current assets	34,247,587	30,247,314

UTILITY PROPERTY:
In service	139,658,085	135,912,571
Accumulated depreciation and amortization	(47,779,234)	(46,563,520)

In service, net	91,878,851	89,349,051
Construction work in progress	1,540,095	1,481,041

Utility plant, net	93,418,946	90,830,092

OTHER ASSETS:
Regulatory assets	8,521,860	8,542,048
Other	106,869	136,884

Total other assets	8,628,729	8,678,932

TOTAL ASSETS	$136,295,262	$129,756,338

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2013	September 30, 2012

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable	$15,000,000	$15,000,000
Dividends payable	847,058	817,462
Accounts payable	7,757,622	4,756,460
Customer credit balances	477,312	2,382,089
Income taxes payable	1,978,161	—
Customer deposits	1,634,048	1,567,501
Accrued expenses	2,359,121	2,102,165
Over-recovery of gas costs	3,594,863	—
Fair value of marked-to-market transactions	2,514,469	2,916,718

Total current liabilities	36,162,654	29,542,395

LONG-TERM DEBT	13,000,000	13,000,000

DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	4,308,562	4,251,295
Regulatory cost of retirement obligations	8,123,568	7,828,157
Benefit plan liabilities	12,385,723	12,541,251
Deferred income taxes	12,746,170	11,898,178
Deferred investment tax credits	7,614	12,132

Total deferred credits and other liabilities	37,571,637	36,531,013

STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 4,705,455 and 4,670,567, respectively	23,527,275	23,352,835
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	7,862,232	7,375,666
Retained earnings	21,789,175	23,904,514
Accumulated other comprehensive loss	(3,617,711)	(3,950,085)

Total stockholders’ equity	49,560,971	50,682,930

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$136,295,262	$129,756,338

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
OPERATING REVENUES:
Gas utilities	$23,776,730	$21,021,336	$42,235,469	$39,194,781
Other	398,908	268,891	686,761	594,622

Total operating revenues	24,175,638	21,290,227	42,922,230	39,789,403

COST OF SALES:
Gas utilities	14,345,478	12,037,287	24,995,939	22,250,062
Other	244,433	134,418	404,081	291,192

Total cost of sales	14,589,911	12,171,705	25,400,020	22,541,254

GROSS MARGIN	9,585,727	9,118,522	17,522,210	17,248,149

OTHER OPERATING EXPENSES:
Operations and maintenance	3,253,269	3,236,558	6,758,112	6,561,720
General taxes	398,638	363,310	759,715	703,732
Depreciation and amortization	1,120,472	1,063,483	2,240,944	2,118,581

Total other operating expenses	4,772,379	4,663,351	9,758,771	9,384,033

OPERATING INCOME	4,813,348	4,455,171	7,763,439	7,864,116

OTHER INCOME (EXPENSE), Net	(575)	6,260	16,467	16,159

INTEREST EXPENSE	454,853	456,710	914,314	915,709

INCOME BEFORE INCOME TAXES	4,357,920	4,004,721	6,865,592	6,964,566

INCOME TAX EXPENSE	1,659,213	1,521,414	2,612,732	2,646,347

NET INCOME	$2,698,707	$2,483,307	$4,252,860	$4,318,219

BASIC EARNINGS PER COMMON SHARE	$0.57	$0.54	$0.91	$0.93

DILUTED EARNINGS PER COMMON SHARE	$0.57	$0.53	$0.91	$0.93

DIVIDENDS DECLARED PER COMMON SHARE	$0.180	$0.175	$1.360	$0.350

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

NET INCOME	$2,698,707	$2,483,307	$4,252,860	$4,318,219

Other comprehensive income, net of tax:
Interest rate SWAPs	103,348	88,704	249,554	177,271
Defined benefit plans	41,410	38,345	82,820	76,690

OTHER COMPREHENSIVE INCOME, NET OF TAX	144,758	127,049	332,374	253,961

COMPREHENSIVE INCOME	$2,843,465	$2,610,356	$4,585,234	$4,572,180

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS

ENDED MARCH 31, 2013 AND 2012

UNAUDITED

	Six Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,252,860	$4,318,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,328,636	2,198,955
Cost of removal of utility plant, net	(220,341)	(189,347)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	5,978,680	6,887,679

Net cash provided by operating activities	12,339,835	13,215,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(4,441,536)	(4,024,345)
Proceeds from disposal of equipment	2,966	2,750

Net cash used in investing activities	(4,438,570)	(4,021,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on collection of notes	1,047,385	182,385
Borrowings under line-of-credit agreement	4,354,402	—
Repayments under line-of-credit agreement	(4,354,402)	—
Proceeds from issuance of stock (34,888 and 17,637 shares, respectively)	661,006	322,225
Cash dividends paid	(6,338,604)	(1,597,129)

Net cash used in financing activities	(4,630,213)	(1,092,519)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,271,052	8,101,392

BEGINNING CASH AND CASH EQUIVALENTS	8,909,871	7,951,429

ENDING CASH AND CASH EQUIVALENTS	$12,180,923	$16,052,821

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$892,765	$883,283
Income taxes paid (refunded) net	(27,924)	150,225

SUPPLEMENTAL INFORMATION - NON-CASH TRANSACTION:

The Company’s $15,000,000 note due March 31, 2013 was refinanced with the issuance of a $15,000,000 one-year term note dated March 31, 2013.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly RGC Resources, Inc.’s financial position as of March 31, 2013 and the results of its operations and comprehensive income for the three months and six months ended March 31, 2013 and 2012 and its cash flows for the six months ended March 31, 2013 and 2012. The results of operations for the three months and six months ended March 31, 2013 are not indicative of the results to be expected for the fiscal year ending September 30, 2013 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

The unaudited condensed consolidated interim financial statements and condensed notes are presented as permitted under the rules and regulations of the Securities and Exchange Commission. Pursuant to those rules, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, the condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K. The September 30, 2012 balance sheet was included in the Company’s audited financial statements on Form 10-K.

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

In February 2013, the FASB issued additional guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. Under the new provisions, an entity must present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. The disclosures required under this guidance are provided in Note 6 below.

Other accounting standards that have been issued by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2.	Rates and Regulatory Matters

The State Corporation Commission of Virginia (“SCC”) exercises regulatory authority over the natural gas operations of Roanoke Gas. Such regulation encompasses terms, conditions, and rates to be charged to customers for natural gas service; safety standards; extension of service; and accounting and depreciation.

On November 1, 2012, Roanoke Gas Company placed into effect new base rates, subject to refund, that provide for approximately $1,840,000 in additional annual non-gas revenues. On March 21, 2013, the Company reached a stipulated agreement with the SCC staff for a non-gas rate award in the amount of $649,639. On April 1, 2013, the Hearing Examiner issued his report accepting the stipulated agreement between the Company and SCC staff providing for a $649,639 increase in non-gas revenues while maintaining a 9.75% authorized return on equity. On April 16, 2013, the SCC issued its final order approving the increase in annual non-gas revenues agreed to in the stipulation. The Company has recorded a provision for rate refund, including interest associated with customer billings, for the difference between the rates placed into effect on November 1 and the amount approved in the final order. Refunds to customers are scheduled to be completed during the May billing cycle.

RGC RESOURCES, INC. AND SUBSIDIARIES

Roanoke Gas Company has in place a weather normalization adjustment mechanism (“WNA”) based on a weather measurement band around the most recent 30-year temperature average. The WNA provides for a weather band of 3% above or below the 30-year temperature average whereby the Company would recover from its customers the lost margin (excluding gas costs) from the impact of weather that is more than 3% warmer than the 30-year average or refund customers the excess earned from weather that is more than 3% colder than the 30-year average. As of March 31, 2013, total heating degree days for the current WNA period of April 2012 through March 2013 fell within the 3% weather band, thereby not triggering the WNA for the current year. The Company reversed the approximately $182,000 in additional revenue accrued in the previous quarter. The Company recorded approximately $1,163,000 and $1,740,000 in WNA revenues for the quarter and six month WNA periods ended March 31, 2012, as total heating degree days were approximately 22% less than the 30-year average. The Company applied the provisions of FASB ASC No. 980, Regulated Operations, in recording the asset and revenue for the WNA.

3.	Short-Term Debt

The Company and Wells Fargo Bank entered into a new line-of-credit agreement dated March 31, 2013. The new agreement maintained the same variable interest rate of 30 day LIBOR plus 100 basis points and the availability fee of the prior line-of-credit agreement. The Company continued the multi-tiered borrowing limits to accommodate seasonal borrowing demands and to minimize borrowing costs. The Company’s total available borrowing limits during the term of the line-of-credit agreement range from $1,000,000 to $7,000,000.

The line-of-credit agreement will expire March 31, 2014, unless extended. The Company anticipates being able to extend or replace the credit line upon expiration. At March 31, 2013, the Company had no outstanding balance under its line-of-credit agreement.

The Company also executed an unsecured promissory note dated March 31, 2013 in the amount of $15,000,000. This note essentially extends the maturity date of the prior note to March 31, 2014 and retains all other terms and conditions provided for in the original promissory note. The Company anticipates being able to renew this note on comparable terms as currently in place until such time the note co-terminates with the corresponding interest rate swap.

4.	Financing Receivables

Financing receivables represent a contractual right to receive money either on demand or on fixed or determinable dates and are recognized as assets on the entity’s balance sheet. The Company has two primary types of financing receivables: trade accounts receivable, resulting from the sale of natural gas and other services to its customers, and notes receivable. Trade accounts receivable are short-term in nature and a provision for uncollectible balances is

RGC RESOURCES, INC. AND SUBSIDIARIES

included in the financial statements. The Company’s notes receivable represents the balance on a 24 month note from a customer related to the payment for relocating a portion of a natural gas distribution main. Management evaluates the status of the note each reporting period to make an assessment on the collectability of the outstanding balance. In its most recent evaluation, management concluded that the balance of the note continued to be fully collectible and no loss reserve was required. The note would be considered past due if either the interest or principal installment were outstanding for more than 30 days after its contractual due date. The Company also had a note receivable related to the sale of its Bluefield, Virginia natural gas distribution assets in October 2007. The $865,000 balance on this note, which was due on November 1, 2013, was paid in full on February 1, 2013.

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

The Company has two interest rate swaps associated with its variable rate notes. The first swap relates to the $15,000,000 term note originally issued in November 2005 and most recently renewed as a one year term loan due March 31, 2014 as described in Note 3. This swap essentially converts the floating rate note based upon LIBOR into fixed rate debt with a 5.74% effective interest rate. The second swap relates to the $5,000,000 variable rate note issued in October 2008. This swap converts the variable rate note based on LIBOR into a fixed rate debt with a 5.79% effective interest rate. Both swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income. No portion of either interest rate swap was deemed ineffective during the periods presented.

The table below reflects the fair values of the derivative instruments and their corresponding classification in the condensed consolidated balance sheets under the current liabilities caption of “Fair value of marked-to-market transactions” as of March 31, 2013 and September 30, 2012:

	March 31, 2013	September 30, 2012
Derivatives designated as hedging instruments:

Interest rate swaps	$2,514,469	$2,916,718

RGC RESOURCES, INC. AND SUBSIDIARIES

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

RGC RESOURCES, INC. AND SUBSIDIARIES

6.	Comprehensive Income

A summary of other comprehensive income and loss is provided below:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount

Three Months Ended March 31, 2013:

Interest rate swaps:
Unrealized losses	$(67,899)	$25,774	$(42,125)
Transfer of realized losses to interest expense	234,483	(89,010)	145,473

Net unrealized losses on interest rate SWAPs	166,584	(63,236)	103,348

Defined benefit plans:

Amortization of actuarial losses	54,973	(20,868)	34,105
Amortization of transition obligation	11,774	(4,469)	7,305

Net defined benefit plans	66,747	(25,337)	41,410

Other comprehensive income	$233,331	$(88,573)	$144,758

Three Months Ended March 31, 2012:

Interest rate swaps:
Unrealized losses	$(89,195)	$33,859	$(55,336)
Transfer of realized losses to interest expense	232,173	(88,133)	144,040

Net unrealized losses on interest rate SWAPs	142,978	(54,274)	88,704

Defined benefit plans:

Amortization of actuarial losses	50,034	(18,993)	31,041
Amortization of transition obligation	11,773	(4,469)	7,304

Net defined benefit plans	61,807	(23,462)	38,345

Other comprehensive income	$204,785	$(77,736)	$127,049

RGC RESOURCES, INC. AND SUBSIDIARIES

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount

Six Months Ended March 31, 2013:

Interest rate swaps:
Unrealized losses	$(70,517)	$26,768	$(43,749)
Transfer of realized losses to interest expense	472,765	(179,462)	293,303

Net unrealized losses on interest rate SWAPs	402,248	(152,694)	249,554

Defined benefit plans:

Amortization of actuarial losses	109,946	(41,736)	68,210
Amortization of transition obligation	23,548	(8,938)	14,610

Net defined benefit plans	133,494	(50,674)	82,820

Other comprehensive income	$535,742	$(203,368)	$332,374

Six Months Ended March 31, 2012:

Interest rate swaps:
Unrealized losses	$(183,453)	$69,639	$(113,814)
Transfer of realized losses to interest expense	469,190	(178,105)	291,085

Net unrealized losses on interest rate SWAPs	285,737	(108,466)	177,271

Defined benefit plans:

Amortization of actuarial losses	100,068	(37,986)	62,082
Amortization of transition obligation	23,546	(8,938)	14,608

Net defined benefit plans	123,614	(46,924)	76,690

Other comprehensive income	$409,351	$(155,390)	$253,961

The amortization of actuarial losses and transition obligation is included as a component of net periodic pension and postretirement benefit cost and is included in operations and maintenance expense.

RGC RESOURCES, INC. AND SUBSIDIARIES

Composition of Other Comprehensive Income

	Interest Rate SWAPS	Defined Benefit Plans	Accumulated Other Comprehensive Income

Balance September 30, 2012	$(1,809,531)	$(2,140,554)	$(3,950,085)
Other comprehensive income	249,554	82,820	332,374

Balance March 31, 2013	$(1,559,977)	$(2,057,734)	$(3,617,711)

7.	Earnings Per Share

Basic earnings per common share for the three and six months ended March 31, 2013 and 2012 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Net Income	$2,698,707	$2,483,307	$4,252,860	$4,318,219

Weighted average common shares	4,701,866	4,638,889	4,689,722	4,634,504

Effect of dilutive securities:
Options to purchase common stock	—	5,362	—	5,425

Diluted average common shares	4,701,866	4,644,251	4,689,722	4,639,929

Earnings Per Share of Common Stock:
Basic	$0.57	$0.54	$0.91	$0.93
Diluted	$0.57	$0.53	$0.91	$0.93

8.	Commitments and Contingencies

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Components of net periodic pension cost:

Service cost	$158,723	$130,425	$317,446	$260,850
Interest cost	236,562	238,299	473,124	476,598
Expected return on plan assets	(296,197)	(239,795)	(592,394)	(479,590)
Recognized loss	144,566	118,854	289,132	237,708

Net periodic pension cost	$243,654	$247,783	$487,308	$495,566

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Components of postretirement benefit cost:

Service cost	$53,283	$48,944	$106,566	$97,888
Interest cost	132,961	148,090	265,922	296,180
Expected return on plan assets	(113,096)	(91,840)	(226,192)	(183,680)
Amortization of transition obligation	47,224	47,223	94,448	94,446
Recognized loss	60,437	59,847	120,874	119,694

Net postretirement benefit cost	$180,809	$212,264	$361,618	$424,528

The Company contributed $500,000 to its pension plan during the six-month period ended March 31, 2013. The Company currently expects to make additional contributions of approximately $600,000 to its pension plan and $850,000 to its postretirement benefit plan prior to the end of its fiscal year.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of March 31, 2013 and September 30, 2012:

		Fair Value Measurements - March 31, 2013
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Natural gas purchases	$2,146,022	$—	$2,146,022	$—
Interest rate swaps	2,514,469	—	2,514,469	—

Total	$4,660,491	$—	$4,660,491	$—

		Fair Value Measurements - September 30, 2012
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Natural gas purchases	$1,065,243	$—	$1,065,243	$—
Interest rate swaps	2,916,718	—	2,916,718	—

Total	$3,981,961	$—	$3,981,961	$—

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At March 31, 2013 and September 30, 2012, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of March 31, 2013 and September 30, 2012.

		Fair Value Measurements - March 31, 2013
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Notes receivable	$95,385	$—	$—	$94,799

Total	$95,385	$—	$—	$94,799

Liabilities:
Note payable	$15,000,000	$—	$—	$14,953,751
Long-term debt	13,000,000	—	—	14,135,595

Total	$28,000,000	$—	$—	$29,089,346

		Fair Value Measurements - September 30, 2012
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Notes receivable	$1,142,770	$—	$—	$1,152,896

Total	$1,142,770	$—	$—	$1,152,896

Liabilities:
Note payable	$15,000,000	$—	$—	$14,976,818
Long-term debt	13,000,000	—	—	14,310,450

Total	$28,000,000	$—	$—	$29,287,268

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

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of March 31, 2013 and September 30, 2012, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

11.	Subsequent Events

Effective April 1, 2013, the Board of Directors granted 21,000 options to certain officers of the Company. In accordance with the Key Employee Stock Option Plan, the grant price was the closing price of the Company’s stock on April 1, 2013. These options vest six months from the grant date and expire in 10 years.

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

The three-month and six-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2013. The total revenues and margins realized during the first six months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings for the balance of the fiscal year will depend primarily on weather conditions during the remaining spring months, improvement or deterioration in the local economic environment and the level of operating and maintenance costs during the remainder of the year.

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 59,200 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding localities through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for terms and conditions set by the Virginia State Corporation Commission (“SCC”).

RGC RESOURCES, INC. AND SUBSIDIARIES

Resources also provides certain unregulated services through Roanoke Gas and its other subsidiaries. Such unregulated operations represent less than 3% of total revenues and margin of Resources on an annual basis.

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

Roanoke Gas has in place a weather normalization adjustment mechanism (“WNA”) based on a weather measurement band around the most recent 30-year temperature average (“normal’). Because the SCC authorizes billing rates for the utility operations of Roanoke Gas based on normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. Therefore, the WNA provides the Company with a level of earnings protection when weather is significantly warmer than normal and provides its customers with price protection when the weather is significantly colder than normal. The WNA mechanism provides for a weather band of 3% above and below the 30-year normal, whereby the Company would bill its customers for the lost margin (excluding gas costs) for the impact of weather that was more than 3% warmer than normal or refund customers the excess margin earned for weather that was more than 3% colder than normal. The annual WNA period extends from April to March. The Company had recorded approximately $182,000 in WNA revenues for the quarter ended December 31, 2012 as the weather for the nine-month WNA period ended December 31, 2012 was approximately 8% warmer than normal. Colder than normal weather during the quarter ended March 31, 2013 reduced the heating-degree deficit to within the 3% weather band; consequently, the WNA revenues accrued during the prior quarter were reversed. Weather during the same quarter last year and the prior 12 month WNA period was significantly warmer than normal, and the Company recorded approximately $1,163,000 and $1,740,000 in additional revenues in the corresponding three-month and six-month periods last year to reflect the impact of the WNA for weather that was 22% above the 30-year average. Although the WNA mechanism provides the Company with a method to recover margin not realized for warmer weather above the 3% weather band, the statistical models used in determining the WNA amount do not provide for a precise recovery of lost margin and therefore will vary in their results based not only on the magnitude of weather variation during the total WNA period but also on the variation for each month.

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company also has an approved rate structure in place that mitigates the impact of financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs”, of its investment in natural gas inventory. The carrying cost revenue factor applied to the cost of inventory is based on the Company’s weighted average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less carrying cost revenue as financing costs are lower. As a result of the lower commodity price of natural gas delivered into storage during last year’s summer storage injections, the average cost of gas in storage during the quarter and fiscal year-to-date declined by 24% and 26%, respectively, when compared to the same periods last year. The decline in the average value of inventory resulted in a reduction of $127,000 in carrying cost revenues for the quarter and $244,000 for the six month period compared to the same periods last year.

Generally, as investment in natural gas inventory increases so does the level of borrowing under the Company’s line-of-credit. However, as the carrying cost factor used in determining carrying cost revenues is based on the Company’s weighted average cost of capital, carrying cost revenues do not directly correspond with incremental short-term financing costs. Therefore, when investment in inventory declines due to a reduction in commodity prices, net income will be negatively affected as carrying cost revenues decrease by a greater amount than short-term financing costs decrease. The inverse occurs when inventory costs increase.

Results of Operations

Three Months Ended March 31, 2013:

Net income increased by $215,400 for the quarter ended March 31, 2013 compared to the same period last year. Implementation of a non-gas rate increase and colder weather more than offset higher expenses and the absence of a WNA accrual.

RGC RESOURCES, INC. AND SUBSIDIARIES

The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended March 31,
	2013	2012	Increase	Percentage

Operating Revenues
Gas Utilities	$23,776,730	$21,021,336	$2,755,394	13%
Other	398,908	268,891	130,017	48%

Total Operating Revenues	$24,175,638	$21,290,227	$2,885,411	14%

Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	3,202,757	2,384,602	818,155	34%
Transportation and Interruptible	815,187	790,395	24,792	3%

Total Delivered Volumes	4,017,944	3,174,997	842,947	27%

Heating Degree Days (Unofficial)	2,129	1,567	562	36%

Total operating revenues for the three months ended March 31, 2013, compared to the same period last year, increased primarily due to a 27% increase in total natural gas deliveries associated with a 36% increase in heating degree days, partially offset by lower natural gas commodity prices. The per unit cost of natural gas reflected in the cost of sales decreased by 11% compared to last year.

	Three Months Ended March 31,
	2013	2012	Increase	Percentage

Gross Margin
Gas Utilities	$9,431,252	$8,984,049	$447,203	5%
Other	154,475	134,473	20,002	15%

Total Gross Margin	$9,585,727	$9,118,522	$467,205	5%

Regulated natural gas margins from utility operations increased from the same period last year primarily as a result of the implementation of a non-gas rate increase and higher delivered volumes more than offsetting a reduction in inventory carrying cost revenues. The increased natural gas base rates were effective for service rendered on and after November 1, 2012 and were designed to provide $649,639 in additional annual non-gas revenues, split between the customer base charge component and volumetric components, as provided for in the final order issued by the SCC. The additional margin generated by the significant increase in total natural gas deliveries due to much colder weather was mostly offset by last year’s accrual of WNA

RGC RESOURCES, INC. AND SUBSIDIARIES

revenues for the quarter. As discussed above, the current WNA period ended March 31, 2013 resulted in weather that was less than 3% warmer than normal, which fell within the 3% weather band, thereby resulting in the reversal of the $182,000 accrual made December 31, 2012. Last year, the WNA period ended March 31, 2012 had weather that was 22% warmer than normal resulting in an accrual of $1,163,000 for the quarter. As a result, WNA revenues declined by $1,345,000 while at the same time total residential and commercial natural gas deliveries increased by 818,155 decatherms, or 34%, due to a 36% increase in the total number of heating degree days for the period. Industrial volumes, which tend to be less weather sensitive than residential and commercial volumes, reflected a 3% increase primarily due to weather.

The components of the gas utility margin increase are summarized below:

Net Margin Increase – Gas Utilities

Customer Base Charge	$48,630
WNA	(1,344,845)
Carrying Cost	(126,790)
Volumetric	1,804,677
SAVE Plan	69,257
Other	(3,726)

Total	$447,203

Other margins increased by $20,002 over the same period last year primarily due to work related to a one-time contract that will be completed in the Company’s third fiscal quarter. More than half of the revenues and margins included under the caption of “Other” are subject to variations in the level of activity and generally are associated with service contracts that have a limited duration and are subject to renewal on an annual or semi-annual basis. Current service contracts extend through the remainder of the fiscal year; however, any continuation beyond fiscal 2013 is uncertain.

Operation and maintenance expenses were nearly unchanged from the same period last year as higher corporate insurance premiums and labor costs offset increases in capitalized overheads and lower professional services. Corporate property and liability insurance increased by $24,000 due to higher premiums and increased general liability coverage limits. Operation and maintenance labor costs increased $33,000 due to an increase in office personnel levels. Professional services declined by $30,000 primarily due to legal expenses in the prior year related to the propane lawsuit. The remaining differences in operation and maintenance expenses were related to a $23,000 increase in capitalized overheads and various other minor fluctuations in other expenses.

General taxes increased by $35,328, or 10%, primarily due to higher property taxes associated with increases in utility property.

RGC RESOURCES, INC. AND SUBSIDIARIES

Depreciation expense increased by $56,989, or 5%, on a corresponding increase in utility plant investment primarily due to the distribution pipeline replacement program.

Other income (expense), net, moved from an income position to a net expense position due to the payoff of the note receivable from ANGD, LLC on February 1, 2013 as discussed in Note 4.

Interest expense remained virtually unchanged as the Company’s total debt position has remained at the $28,000,000 level. The Company briefly accessed its line-of-credit in December and January to meet its cash needs.

Income tax expense increased by $137,799, which corresponds to the increase in pre-tax income for the quarter. The effective tax rate was 38% for the current period and prior period.

Six Months Ended March 31, 2013:

Net income decreased by $65,359 for the six months ended March 31, 2013 compared to the same period last year. Higher operation and maintenance expenses and depreciation more than offset implementation of a non-gas rate increase.

The table below reflects operating revenues, volume activity and heating degree days.

	Six Months Ended March 31,
	2013	2012	Increase	Percentage

Operating Revenues
Gas Utilities	$42,235,469	$39,194,781	$3,040,688	8%
Other	686,761	594,622	92,139	15%

Total Operating Revenues	$42,922,230	$39,789,403	$3,132,827	8%

Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	5,209,908	4,189,221	1,020,687	24%
Transportation and Interruptible	1,551,247	1,530,206	21,041	1%

Total Delivered Volumes	6,761,155	5,719,427	1,041,728	18%

Heating Degree Days (Unofficial)	3,607	2,895	712	25%

Total operating revenues for the six months ended March 31, 2013 compared to the same period last year increased due to significant increases in delivered volumes partially offset by lower cost of natural gas and the absence of WNA revenues. Total natural gas deliveries rose by 18% due to a 25% increase in heating degree days. In addition, declining natural gas commodity prices resulted in a 9% per unit reduction in the cost of natural gas reflected in cost of sales. Other revenues increased by 15%.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Six Months Ended March 31,		Increase/ (Decrease)
	2013	2012		Percentage

Gross Margin
Gas Utilities	$17,239,530	$16,944,719	$294,811	2%
Other	282,680	303,430	(20,750)	-7%

Total Gross Margin	$17,522,210	$17,248,149	$274,061	2%

Regulated natural gas margins from utility operations increased slightly over the same period last year due to several offsetting factors. Residential and commercial volumes (which tend to be more weather sensitive than transportation and industrial volumes) increased by 24% corresponding to a 25% increase in the number of heating degree days for the period. Industrial volumes were nearly unchanged from the same period last year. The margin increase generated by the higher volume activity, however, was mostly offset by the $1,740,000 WNA accrual last year due to much warmer weather as discussed above. In addition, the margin increase attributable to the implementation of the non-gas rate increase offset the reduction in inventory carrying cost revenues. The components of the regulated margin increase are summarized below:

Net Margin Increase – Gas Utilities

Customer Base Charge	$112,704
WNA	(1,740,151)
Carrying Cost	(243,809)
Volumetric	2,111,370
SAVE Plan	69,257
Other	(14,560)

Total	$294,811

Other margins declined by $20,750 primarily due to reductions in the level of other services contract work during the first quarter.

Operation and maintenance expenses increased by $196,392, or 3%, for the six-month period ended March 31, 2013 compared to the same period last year. Higher labor, contracted services, professional services and corporate insurance costs more than offset increases in capitalized overheads. Labor and contracted services increased by $173,000 primarily due to timing of leak surveys, pipeline right-of-way clearing and similar services with most of the work completed during the first quarter. Professional services increased by $27,000 associated mainly with higher costs related to transitioning from smaller reporting company to accelerated filer status and information technology consulting assistance incurred during the first quarter. Corporate

RGC RESOURCES, INC. AND SUBSIDIARIES

property and liability insurance increased by $48,000 due to higher premiums and increased general liability coverage limits. These higher costs were partially offset by greater capitalization of overheads due to higher level of capital expenditures.

General taxes increased $55,983, or 8%, for the six-month period ended March 31, 2013 compared to the same period last year related to higher property taxes associated with increases in utility property.

Depreciation expense increased by $122,363, or 6%, corresponding to the increase in utility plant investment.

Other income (expense), net, was nearly unchanged as decreases in certain expenses offset the reduction in interest income due to the payoff of the ANGD note in February 2013.

Interest expense remained nearly unchanged as borrowing under the Company’s line-of-credit was minimal during the period.

Income tax expense declined by $33,615, or 1%, which corresponds to the decrease in pre-tax income. The effective tax rate was 38% for both periods.

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

Asset Management

Roanoke Gas uses a third party as an asset manager to manage its pipeline transportation and storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the third party pays Roanoke Gas a monthly utilization fee, which is used to reduce the cost of gas for customers. The current agreement expires in October 2013. The Company is currently in process of rebidding the contract.

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory

On November 1, 2012, Roanoke Gas Company placed into effect new base rates, subject to refund, that provide for approximately $1,840,000 in additional annual non-gas revenues. On March 21, 2013, the Company reached a stipulated agreement with the SCC staff for a non-gas rate award in the amount of $649,639 in additional annual non-gas revenues. On April 16, 2013, the SCC issued its final order approving the increase in annual non-gas revenues agreed to in the stipulation. The Company has recorded a provision for rate refund, including interest associated with customer billings, for the difference between the rates placed into effect on November 1 and those approved in the final order. Refunds to customers will be made during the Company’s May billing cycle.

Beginning in January 2013, the Company started billing a separate rider on customer bills related to its SAVE (Steps to Advance Virginia’s Energy) Plan. The SCC approved the Company’s SAVE Plan application on July 25, 2012. The SAVE plan is designed to facilitate the accelerated replacement of aging natural gas infrastructure assets by providing the Company with a means to recover depreciation and related expenses and return on rate base of the additional capital investment without the filing of a formal application for an increase in non-gas base rates. The SAVE Plan provides the Company with a more timely mechanism for recovering the cost of its renewal program. Previously, the Company could only recover these expenses and return on rate base on a prospective basis after filing and implementing a non-gas rate increase.

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

Cash and cash equivalents increased by $3,271,052 for the six-month period ended March 31, 2013 compared to an $8,101,392 increase for the same period last year. The significant reduction in cash flow was primarily due to the special $1.00 per share dividend paid by the Company on December 17, 2012, and to a lesser extent, to less cash generated by operations and higher capital expenditures related to the Company’s pipeline renewal program. The following table summarizes the categories of uses of cash:

	Six Months Ended March 31,
	2013	2012

Cash Flow Summary Six Months Ended:
Provided by operating activities	$12,339,835	$13,215,506
Used in investing activities	(4,438,570)	(4,021,595)
Used in financing activities	(4,630,213)	(1,092,519)

Increase in cash and cash equivalents	$3,271,052	$8,101,392

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

For the six months ended March 31, 2013, cash flow provided by operations decreased by $875,671 from the prior year primarily due to a significant increase in accounts receivable on higher billed and unbilled natural gas deliveries due to a much colder March as compared to the prior year combined with a smaller reduction in storage inventory balances. These reductions in operating cash flows were partially offset by an increase in accounts payable related to significantly higher natural gas purchases associated with the colder March weather.

Investing activities are generally composed of expenditures under the Company’s construction program, which primarily involves replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe, improvements to the LNG plant, and to a lesser degree, expanding its natural gas system to meet the demands of customer growth. Cash flows used in investing activities increased by $416,975 due to an increased level of capital expenditures. Total capital expenditures were $4,441,536 and $4,024,345 for the six-month periods ended March 31, 2013 and 2012, respectively. The increase in capital expenditures is attributable to the continued focus by the Company on its pipeline renewal program. The Company’s current plan includes a five to seven year time horizon to finish replacing the remaining bare steel and cast iron pipe within its natural gas distribution system. In order to meet this goal, the Company expects capital expenditures to remain at elevated levels for the next few years. The depreciation add back to operating cash flows is expected to provide approximately 50% of the funding for the current year’s projected capital expenditures, with the balance of funding dependent on other sources including revenue from the SAVE Plan, net income, available cash and corporate borrowing activity.

Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit

RGC RESOURCES, INC. AND SUBSIDIARIES

arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flow used in financing activities increased by $3,537,694, from $1,092,519 to $4,630,213, primarily due to the special $1.00 per share dividend paid by the Company on December 17, 2012. The special dividend totaled $4,675,337, of which $425,630 was returned to the Company under the DRIP plan to purchase 21,951 shares of stock. Most of the remaining difference relates to proceeds received from the $865,000 payoff of the balance of the ANGD note in February. The Company accessed its line-of-credit for the first time since February 2009 to provide temporary financing during the winter season. The Company has been able to finance operations with its operating cash flow without needing to access its line-of-credit over the last few years as cash flows have been positively affected by declining natural gas prices resulting in lower natural gas storage balances and accounts receivable in addition to accelerated and bonus tax depreciation deductions which have limited federal corporate income tax payments over the last few years. However, with natural gas prices appearing to have leveled off and an increasing focus on the Company’s pipeline replacement program, the Company expects to utilize its line-of-credit more often to provide funding for its operations.

Effective March 31, 2013, the Company entered into a new line-of-credit agreement. The new agreement maintained the same terms and rates as provided for under the expired agreement. The interest rate is based on 30-day LIBOR plus 100 basis points and includes an availability fee of 15 basis points applied to the difference between the face amount of the note and the average outstanding balance during the period. The Company maintained the multi-tiered borrowing limits to accommodate seasonal borrowing demands and minimize overall borrowing costs with available limits ranging from $1,000,000 to $7,000,000 during the term of the agreement. The line-of-credit agreement will expire March 31, 2014, unless extended. The Company anticipates being able to extend or replace the line-of-credit upon expiration; however, there is no guarantee that the line-of-credit will be extended or replaced under the same or equivalent terms currently in place.

Effective March 31, 2013, the Company also executed an unsecured term note in the amount of $15,000,000. This term note essentially extends the maturity date of the prior term note to March 31, 2014 and retains all other terms and conditions provided for in the original promissory note. The Company anticipates being able to renew this note on comparable terms as currently in place until such time the note co-terminates with the corresponding interest rate swap on November 30, 2015.

At March 31, 2013, the Company’s consolidated capitalization, including notes payable, was 64% equity and 36% debt.

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

Interest Rate Risk

The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At March 31, 2013, the Company had no balances outstanding under its line-of-credit. The Company did, however, access its line-of-credit during the period to provide temporary working capital funding. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable rate debt outstanding during the period would have resulted in an increase in interest expense for the period of less than $1,000. The Company also has a $15,000,000 note payable and a $5,000,000 intermediate term variable rate note both of which are currently being hedged by fixed rate interest swaps. The remaining $8,000,000 balance of the long-term debt is at fixed rates.

Commodity Price Risk

The Company manages the price risk associated with purchases of natural gas by using a combination of liquefied natural gas (LNG) storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.

At March 31, 2013, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had approximately 865,521 decatherms of gas in storage, including LNG, at an average price of $3.64 per decatherm. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

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

As of March 31, 2013, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

No changes.

ITEM 1A – RISK FACTORS

No changes.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Number	Description

10.1	Revolving Line of Credit Note in the principal amount of $7,000,000 by Roanoke Gas in favor of Wells Fargo Bank, N.A. dated March 31, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2013).

10.2	Promissory Note in the original amount of $15,000,000 by Roanoke Gas Company in favor of Wells Fargo Bank, N.A. dated March 31, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 2, 2013).

RGC RESOURCES, INC. AND SUBSIDIARIES

10.3	First Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 2, 2013).

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets at March 31, 2013 and September 30, 2012, (ii) Condensed Consolidated Statements of Income for the three months and six months ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended March 31, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012, and (v) Condensed Notes to Condensed Consolidated Financial Statements.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T or Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

RGC RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC Resources, Inc.

Date: May 10, 2013	By:	/s/ Paul W. Nester
Paul W. Nester
Vice President, Treasurer and CFO