Form 10-Q
period 2013-06-30
RGC RESOURCES INC
filed 2013-08-09
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2013
Commission File Number 000-26591

RGC Resources, Inc.(Exact name of Registrant as Specified in its Charter)

VIRGINIA	54-1909697
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

519 Kimball Ave., N.E., Roanoke, VA	24016
(Address of Principal Executive Offices)	(Zip Code)
(540) 777-4427
(Registrant’s Telephone Number, Including Area Code)
None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

____________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, $5 Par Value	4,707,730

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30, 2013	September 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,767,845	$8,909,871
Accounts receivable (less allowance for uncollectibles of $269,252 and $65,219, respectively)	4,365,785	3,617,925
Notes receivable	47,692	1,142,770
Materials and supplies	716,562	613,548
Gas in storage	7,286,144	9,466,095
Prepaid income taxes	—	2,072,687
Deferred income taxes	3,535,564	2,371,609
Under-recovery of gas costs	—	687,194
Other	856,526	1,365,615
Total current assets	27,576,118	30,247,314
UTILITY PROPERTY:
In service	140,962,333	135,912,571
Accumulated depreciation and amortization	(48,283,746)	(46,563,520)
In service, net	92,678,587	89,349,051
Construction work in progress	2,397,955	1,481,041
Utility plant, net	95,076,542	90,830,092
OTHER ASSETS:
Regulatory assets	8,511,266	8,542,048
Other	76,170	136,884
Total other assets	8,587,436	8,678,932
TOTAL ASSETS	$131,240,096	$129,756,338
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30, 2013	September 30, 2012
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable	$15,000,000	$15,000,000
Dividends payable	847,391	817,462
Accounts payable	6,366,201	4,756,460
Customer credit balances	570,166	2,382,089
Income taxes payable	466,212	—
Customer deposits	1,501,659	1,567,501
Accrued expenses	1,666,324	2,102,165
Over-recovery of gas costs	2,453,887	—
Fair value of marked-to-market transactions	2,160,857	2,916,718
Total current liabilities	31,032,697	29,542,395
LONG-TERM DEBT	13,000,000	13,000,000
DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	4,337,339	4,251,295
Regulatory cost of retirement obligations	8,240,424	7,828,157
Benefit plan liabilities	12,257,959	12,541,251
Deferred income taxes	13,201,558	11,898,178
Deferred investment tax credits	5,355	12,132
Total deferred credits and other liabilities	38,042,635	36,531,013
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 4,707,348 and 4,670,567, respectively	23,536,740	23,352,835
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	7,933,059	7,375,666
Retained earnings	21,051,886	23,904,514
Accumulated other comprehensive loss	(3,356,921)	(3,950,085)
Total stockholders’ equity	49,164,764	50,682,930
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,240,096	$129,756,338

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2013 AND 2012
UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Gas utilities	$10,823,853	$9,422,220	$53,059,322	$48,617,001
Other	213,455	257,522	900,216	852,144
Total operating revenues	11,037,308	9,679,742	53,959,538	49,469,145
COST OF SALES:
Gas utilities	5,647,842	4,543,936	30,643,781	26,793,998
Other	160,439	160,428	564,520	451,620
Total cost of sales	5,808,281	4,704,364	31,208,301	27,245,618
GROSS MARGIN	5,229,027	4,975,378	22,751,237	22,223,527
OTHER OPERATING EXPENSES:
Operations and maintenance	3,091,433	3,045,010	9,849,545	9,606,730
General taxes	371,301	336,393	1,131,016	1,040,125
Depreciation and amortization	1,120,472	1,063,484	3,361,416	3,182,065
Total other operating expenses	4,583,206	4,444,887	14,341,977	13,828,920
OPERATING INCOME	645,821	530,491	8,409,260	8,394,607
OTHER INCOME (EXPENSE), Net	(11,662)	17,025	4,805	33,184
INTEREST EXPENSE	456,103	456,313	1,370,417	1,372,022
INCOME BEFORE INCOME TAXES	178,056	91,203	7,043,648	7,055,769
INCOME TAX EXPENSE	67,953	38,905	2,680,685	2,685,252
NET INCOME	$110,103	$52,298	$4,362,963	$4,370,517
BASIC EARNINGS PER COMMON SHARE	$0.02	$0.01	$0.93	$0.94
DILUTED EARNINGS PER COMMON SHARE	$0.02	$0.01	$0.93	$0.94
DIVIDENDS DECLARED PER COMMON SHARE	$0.180	$0.175	$1.540	$0.525
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2013 AND 2012
UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
NET INCOME	$110,103	$52,298	$4,362,963	$4,370,517
Other comprehensive income, net of tax:
Interest rate SWAPs	219,381	5,920	468,935	183,191
Defined benefit plans	41,409	38,345	124,229	115,035
OTHER COMPREHENSIVE INCOME, NET OF TAX	260,790	44,265	593,164	298,226
COMPREHENSIVE INCOME	$370,893	$96,563	$4,956,127	$4,668,743
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIODS
ENDED JUNE 30, 2013 AND 2012
UNAUDITED

	Nine Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,362,963	$4,370,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,492,954	3,302,626
Cost of removal of utility plant, net	(361,219)	(303,546)
Stock option grants	42,420	—
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	6,580,050	8,495,593
Net cash provided by operating activities	14,117,168	15,865,190
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(6,883,039)	(6,492,885)
Proceeds from disposal of equipment	15,552	14,250
Net cash used in investing activities	(6,867,487)	(6,478,635)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on collection of notes	1,095,077	230,078
Borrowings under line-of-credit agreement	4,354,402	—
Repayments under line-of-credit agreement	(4,354,402)	—
Proceeds from issuance of stock (36,781 and 35,019 shares, respectively)	698,878	591,517
Cash dividends paid	(7,185,662)	(2,410,771)
Net cash used in financing activities	(5,391,707)	(1,589,176)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,857,974	7,797,379
BEGINNING CASH AND CASH EQUIVALENTS	8,909,871	7,951,429
ENDING CASH AND CASH EQUIVALENTS	$10,767,845	$15,748,808
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,496,299	$1,486,815
Income taxes paid	372,076	525,225
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly RGC Resources, Inc.’s financial position as of June 30, 2013 and the results of its operations and comprehensive income for the three months and nine months ended June 30, 2013 and 2012 and its cash flows for the nine months ended June 30, 2013 and 2012. The results of operations for the three months and nine months ended June 30, 2013 are not indicative of the results to be expected for the fiscal year ending September 30, 2013 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.
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
On November 1, 2012, Roanoke Gas Company placed into effect new base rates, subject to refund, that provided for approximately $1,840,000 in additional annual non-gas revenues. On March 21, 2013, the Company reached a stipulated

RGC RESOURCES, INC. AND SUBSIDIARIES

agreement with the SCC staff for a non-gas rate award in the amount of $649,639. On April 1, 2013, the Hearing Examiner issued his report accepting the stipulated agreement between the Company and SCC staff providing for a $649,639 increase in non-gas revenues while maintaining a 9.75% authorized return on equity. On April 16, 2013, the SCC issued its final order approving the increase in annual non-gas revenues agreed to in the stipulation. During May 2013, the Company completed its refund for the difference between the rates placed into effect on November 1 and the final rates approved by the SCC.
Roanoke Gas Company has in place a weather normalization adjustment mechanism (“WNA”) based on a weather measurement band around the most recent 30-year temperature average. The WNA provides for a weather band of 3% above or below the 30-year temperature average whereby the Company would recover from its customers the lost margin (excluding gas costs) from the impact of weather that is more than 3% warmer than the 30-year average or refund customers the excess earned from weather that is more than 3% colder than the 30-year average. At the end of the most recent WNA period, April 2012 through March 2013, total heating degree days fell within the 3% weather band, and thereby did not trigger the WNA for that period. The Company recorded approximately $1,747,000 in WNA revenues for WNA period ended March 31, 2012, as total heating degree days were approximately 22% less than the 30-year average. The Company applied the provisions of FASB ASC No. 980, Regulated Operations, in recording the asset and revenue for the WNA.

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
The line-of-credit agreement will expire March 31, 2014, unless extended. The Company anticipates being able to extend or replace the credit line upon expiration. At quarter end, the Company had no outstanding balance under its line-of-credit agreement.
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

RGC RESOURCES, INC. AND SUBSIDIARIES

swap converts the variable rate note based on LIBOR into a fixed rate debt with a 5.79% effective interest rate. Both swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income. No portion of either interest rate swap was deemed ineffective during the periods presented.
The table below reflects the fair values of the derivative instruments and their corresponding classification in the condensed consolidated balance sheets under the current liabilities caption of “Fair value of marked-to-market transactions” as of June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	$2,160,857	$2,916,718

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

6.	Comprehensive Income
A summary of other comprehensive income and loss is provided below:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Three Months Ended June 30, 2013
Interest rate swaps:
Unrealized gains	$116,014	$(44,039)	$71,975
Transfer of realized losses to interest expense	237,598	(90,192)	147,406
Net interest rate SWAPs	353,612	(134,231)	219,381
Defined benefit plans:
Amortization of actuarial losses	54,973	(20,868)	34,105
Amortization of transition obligation	11,773	(4,469)	7,304
Net defined benefit plans	66,746	(25,337)	41,409
Other comprehensive income	$420,358	$(159,568)	$260,790
Three Months Ended June 30, 2012
Interest rate swaps:
Unrealized losses	$(224,189)	$85,102	$(139,087)
Transfer of realized losses to interest expense	233,731	(88,724)	145,007
Net interest rate SWAPs	9,542	(3,622)	5,920
Defined benefit plans:
Amortization of actuarial losses	50,034	(18,993)	31,041
Amortization of transition obligation	11,773	(4,469)	7,304
Net defined benefit plans	61,807	(23,462)	38,345
Other comprehensive income	$71,349	$(27,084)	$44,265

RGC RESOURCES, INC. AND SUBSIDIARIES

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Nine Months Ended June 30, 2013
Interest rate swaps:
Unrealized gains	$45,497	$(17,271)	$28,226
Transfer of realized losses to interest expense	710,363	(269,654)	440,709
Net interest rate SWAPs	755,860	(286,925)	468,935
Defined benefit plans:
Amortization of actuarial losses	164,919	(62,604)	102,315
Amortization of transition obligation	35,321	(13,407)	21,914
Net defined benefit plans	200,240	(76,011)	124,229
Other comprehensive income	$956,100	$(362,936)	$593,164
Nine Months Ended June 30, 2012
Interest rate swaps:
Unrealized losses	$(407,642)	$154,741	$(252,901)
Transfer of realized losses to interest expense	702,921	(266,829)	436,092
Net interest rate SWAPs	295,279	(112,088)	183,191
Defined benefit plans:
Amortization of actuarial losses	150,102	(56,979)	93,123
Amortization of transition obligation	35,319	(13,407)	21,912
Net defined benefit plans	185,421	(70,386)	115,035
Other comprehensive income	$480,700	$(182,474)	$298,226
The amortization of actuarial losses and transition obligation is included as a component of net periodic pension and postretirement benefit cost and is included in operations and maintenance expense.

Composition of Other Accumulated Comprehensive Income (Loss)

	Interest Rate SWAPS	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance September 30, 2012	$(1,809,531)	$(2,140,554)	$(3,950,085)
Other comprehensive income	468,935	124,229	593,164
Balance June 30, 2013	$(1,340,596)	$(2,016,325)	$(3,356,921)

7.	Earnings Per Share
Basic earnings per common share for the three and nine months ended June 30, 2013 and 2012 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. A reconciliation of basic and diluted earnings per share is presented below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net Income	$110,103	$52,298	$4,362,963	$4,370,517
Weighted average common shares	4,706,721	4,654,311	4,695,388	4,641,082
Effect of dilutive securities:
Options to purchase common stock	1,599	2,572	37	4,460
Diluted average common shares	4,708,320	4,656,883	4,695,425	4,645,542
Earnings Per Share of Common Stock:
Basic	$0.02	$0.01	$0.93	$0.94
Diluted	$0.02	$0.01	$0.93	$0.94

8.	Commitments and Contingencies
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Components of net periodic pension cost:
Service cost	$158,723	$130,425	$476,169	$391,275
Interest cost	236,562	238,299	709,686	714,897
Expected return on plan assets	(296,197)	(239,795)	(888,591)	(719,385)
Recognized loss	144,566	118,854	433,698	356,562
Net periodic pension cost	$243,654	$247,783	$730,962	$743,349

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Components of postretirement benefit cost:
Service cost	$53,283	$48,944	$159,849	$146,832
Interest cost	132,962	148,090	398,884	444,270
Expected return on plan assets	(113,096)	(91,840)	(339,288)	(275,520)
Amortization of transition obligation	47,223	47,223	141,671	141,669
Recognized loss	60,437	59,847	181,311	179,541
Net postretirement benefit cost	$180,809	$212,264	$542,427	$636,792

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company contributed $800,000 to its pension plan during the nine-month period ended June 30, 2013. The Company currently expects to make additional contributions of approximately $300,000 to its pension plan and $850,000 to its postretirement benefit plan prior to the end of its fiscal year.

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of June 30, 2013 and September 30, 2012:

		Fair Value Measurements - June 30, 2013
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$2,037,627	$—	$2,037,627	$—
Interest rate swaps	2,160,857	—	2,160,857	—
Total	$4,198,484	$—	$4,198,484	$—

		Fair Value Measurements - September 30, 2012
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$1,065,243	$—	$1,065,243	$—
Interest rate swaps	2,916,718	—	2,916,718	—
Total	$3,981,961	$—	$3,981,961	$—
Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At June 30, 2013 and September 30, 2012, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.
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
The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of June 30, 2013 and September 30, 2012.

		Fair Value Measurements - June 30, 2013
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Notes receivable	$47,692	$—	$—	$47,466
Total	$47,692	$—	$—	$47,466
Liabilities:
Note payable	$15,000,000	$—	$—	$14,965,270
Long-term debt	13,000,000	—	—	13,795,319
Total	$28,000,000	$—	$—	$28,760,589

		Fair Value Measurements - September 30, 2012
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Notes receivable	$1,142,770	$—	$—	$1,152,896
Total	$1,142,770	$—	$—	$1,152,896
Liabilities:
Note payable	$15,000,000	$—	$—	$14,976,818
Long-term debt	13,000,000	—	—	14,310,450
Total	$28,000,000	$—	$—	$29,287,268

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
FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of June 30, 2013 and September 30, 2012, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

11. Stock Options
On April 1, 2013, the Board of Directors granted 21,000 options to certain officers of the Company. In accordance with the Key Employee Stock Option Plan, the grant price of $19.01 was the closing price of the Company's stock on the grant date. The options become exercisable six months from the grant date and expire after ten years from the date of issuance.

RGC RESOURCES, INC. AND SUBSIDIARIES

Fair value at the grant date was $4.04 per option as calculated using the Black-Scholes option pricing model. Compensation expense will be recognized over the six months vesting period. Total compensation expense recognized through June 30, 2013 was $42,420.

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
The three-month and nine-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2013. The total revenues and margins realized during the first nine months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings for the balance of the fiscal year will depend primarily on non-weather sensitive industrial consumption and the level of operating and maintenance costs incurred.
Overview
Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 58,300 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding localities through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for terms and conditions set by the Virginia State Corporation Commission (“SCC”).
Resources also provides certain unregulated services through Roanoke Gas and its other subsidiaries. Such unregulated operations represent less than 3% of total revenues and margin of Resources on an annual basis.
The Company’s utility operations are regulated by the SCC, which oversees the terms, conditions, and rates to be charged to customers for natural gas service, safety standards, extension of service, accounting and depreciation. The Company is also subject to federal regulation from the Department of Transportation in regard to the construction, operation, maintenance, safety and integrity of its transmission and distribution pipelines. The Federal Energy Regulatory Commission regulates the prices for the transportation and delivery of natural gas to the Company’s distribution system and underground storage services. The Company is also subject to other regulations which are not necessarily industry specific.
The SCC authorizes the rates and fees that the Company charges its customers for regulated natural gas service. The Company has in place certain approved rate mechanisms that reduce some of the volatility in earnings associated with variations in winter weather and the cost of natural gas.
Roanoke Gas has in place a weather normalization adjustment mechanism (“WNA”) based on a weather measurement band around the most recent 30-year temperature average (“normal"). Because the SCC authorizes billing rates for the utility operations of Roanoke Gas based on normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. Therefore, the WNA provides the Company with a level of earnings protection when weather is significantly warmer than normal and provides its customers with price protection when the weather is significantly colder than normal. The WNA mechanism provides for a weather band of 3% above and below the 30-year normal, whereby the Company would bill its customers for the lost margin (excluding gas costs) for the impact of weather that was more than 3% warmer than

RGC RESOURCES, INC. AND SUBSIDIARIES

normal or refund customers the excess margin earned for weather that was more than 3% colder than normal. The annual WNA period extends from April to March. At the end of the most recent WNA period ended March 31, 2013, total heating degree days fell within the 3% weather band and thereby did not trigger the WNA mechanism for the period. Weather during the corresponding WNA period for the prior year was significantly warmer than normal, and the Company recorded $1,740,000 in additional revenues to reflect the impact of the WNA for weather that was 22% above the 30-year average. Although the WNA mechanism provides the Company with a method to recover margin not realized for warmer weather above the 3% weather band, the statistical models used in determining the WNA amount do not provide for a precise recovery of lost margin and therefore will vary in their results based not only on the magnitude of weather variation during the total WNA period but also on the variation for each month.
The Company also has an approved rate structure in place that mitigates the impact of financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs”, of its investment in natural gas inventory. The carrying cost revenue factor applied to the cost of inventory is based on the Company’s weighted average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less inventory carrying cost ("ICC") revenue as financing costs are lower. ICC revenues decreased by $49,000 for the quarter and $293,000 for the nine-month period compared to the same periods last year. This decrease in ICC revenue resulted from the decline in the average value of inventory during the period in combination with an SCC mandated revision to the ICC calculation model which shifted a portion of revenue previously included as part of the ICC revenue into the Company's non-gas base rates. Management estimates this methodology change will reduce annual ICC revenues by approximately $120,000, as those revenues are now included in the customer base charge and volumetric rate.
Generally, as investment in natural gas inventory increases so does the level of borrowing under the Company’s line-of-credit. However, as the carrying cost factor used in determining carrying cost revenues is based on the Company’s weighted-average cost of capital, carrying cost revenues do not directly correspond with incremental short-term financing costs. Therefore, when investment in inventory declines due to a reduction in commodity prices, net income will be negatively affected as carrying cost revenues decrease by a greater amount than short-term financing costs decrease. The inverse occurs when inventory costs increase.
Results of Operations
Three Months Ended June 30, 2013:
Net income increased by $57,805 for the quarter ended June 30, 2013 compared to the same period last year. Implementation of a non-gas rate increase and colder weather more than offset higher expenses.
The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended June 30,
	2013	2012	Increase (Decrease)	Percentage
Operating Revenues
Gas Utilities	$10,823,853	$9,422,220	$1,401,633	15%
Other	213,455	257,522	(44,067)	(17)%
Total Operating Revenues	$11,037,308	$9,679,742	$1,357,566	14%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	807,465	688,798	118,667	17%
Transportation and Interruptible	680,957	688,744	(7,787)	(1)%
Total Delivered Volumes	1,488,422	1,377,542	110,880	8%
Heating Degree Days (Unofficial)	360	260	100	38%
Total operating revenues for the three months ended June 30, 2013, compared to the same period last year, increased primarily due to an 8% increase in total natural gas deliveries associated with a 38% increase in heating degree days.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended June 30,
	2013	2012	Increase (Decrease)	Percentage
Gross Margin
Gas Utilities	$5,176,011	$4,878,284	$297,727	6%
Other	53,016	97,094	(44,078)	(45)%
Total Gross Margin	$5,229,027	$4,975,378	$253,649	5%
Regulated natural gas margins from utility operations increased from the same period last year primarily as a result of the combination of the implementation of a non-gas rate increase, higher delivered volumes and the implementation of a SAVE rider more than offsetting a reduction in inventory carrying cost revenues. The increased natural gas base rates were effective for service rendered on and after November 1, 2012 and were designed to provide $649,639 in additional annual non-gas revenues, split between the customer base charge component and volumetric components, as provided for in the final order issued by the SCC. The increase in delivered volumes is attributable to cooler spring weather compared to the same period last year. Residential and commercial volumes increased by 17% while industrial and transportation volumes, which tend to be less weather sensitive, were nearly unchanged. The Company also recognized $69,094 in SAVE Plan revenues as discussed in further detail under the Regulatory section below. Although the average natural gas inventory storage balances declined by 4% during the quarter, inventory carrying cost revenues declined by 24% due to a change in calculation methodology as discussed above.
The components of the gas utility margin increase are summarized below:
Net Margin Increase – Gas Utilities

Customer Base Charge	$78,511
Carrying Cost	(49,292)
Volumetric	204,609
SAVE Plan	69,094
Other Gas Revenues	(5,195)
Total	$297,727
Other margins declined by $44,078 from the same period last year primarily due to cost over-runs on work related to a one-time contract that was completed in June and reductions in the level of work performed under another contract. More than half of the "Other" revenues and margins are subject to variations in the level of activity and generally are associated with service contracts that have a limited duration or are subject to renewal on an annual or semi-annual basis. Current service contracts extend through the remainder of the fiscal year; however, any continuation beyond fiscal 2013 is uncertain.
Operation and maintenance expenses increased by $46,423, or 2%, as higher bad debt expense, stock option expense, contracted services and corporate insurance premiums offset increases in capitalized overheads. Bad debt expense increased by $69,000 due to higher billings. The Company recognized $42,000 in expense related to the granting of stock options as discussed in Note 11. Corporate property and liability insurance increased by $19,000 due to higher premiums and increased general liability coverage limits. Contracted services increased $93,000 due to network services support and additional costs related to an SCC mandated meter setinspection and remediation program. These increased costs were partially offset by an increase in overheads capitalized related to LNG (liqufied natural gas) production and higher level of capital spending. The remaining differences in operation and maintenance expenses were related to various other minor fluctuations in other expenses.
General taxes increased by $34,908, or 10%, primarily due to higher property taxes associated with increases in utility property.

Depreciation expense increased by $56,988, or 5%, on a corresponding increase in utility plant investment primarily due to the distribution pipeline replacement program.
Other income (expense), net, moved from an income position to a net expense position due to the payoff of the note receivable from ANGD, LLC on February 1, 2013 as discussed in Note 4.
Interest expense was virtually unchanged as the Company’s total debt position remained at the $28,000,000 level during the quarter.

RGC RESOURCES, INC. AND SUBSIDIARIES

Income tax expense increased by $29,048, which corresponds to the increase in pre-tax income for the quarter. The effective tax rate was 38% for the current period and 43% for the same period last year.
Nine Months Ended June 30, 2013:
Net income was nearly unchanged, decreasing by $7,554 for the nine months ended June 30, 2013 compared to the same period last year. Higher operation and maintenance expenses and depreciation offset implementation of a non-gas rate increase.
The table below reflects operating revenues, volume activity and heating degree days.

	Nine Months Ended June 30,
	2013	2012	Increase	Percentage
Operating Revenues
Gas Utilities	$53,059,322	$48,617,001	$4,442,321	9%
Other	900,216	852,144	48,072	6%
Total Operating Revenues	$53,959,538	$49,469,145	$4,490,393	9%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	6,017,373	4,878,019	1,139,354	23%
Transportation and Interruptible	2,232,204	2,218,950	13,254	1%
Total Delivered Volumes	8,249,577	7,096,969	1,152,608	16%
Heating Degree Days (Unofficial)	3,967	3,155	812	26%
Total operating revenues for the nine months ended June 30, 2013 compared to the same period last year increased due to significant increases in delivered volumes partially offset by lower cost of natural gas, reduced inventory carrying cost revenues and the absence of WNA revenues. Total natural gas deliveries rose by 16% due to a 26% increase in heating degree days. In addition, natural gas commodity prices resulted in a 7% per unit reduction in the cost of natural gas reflected in cost of sales. Prior year revenues also included $1,747,000 in WNA revenues to offset the effects of lost margin due to warmer weather as discussed above. Other revenues increased by 6%.

	Nine Months Ended June 30,		Increase/ (Decrease)
	2013	2012		Percentage
Gross Margin
Gas Utilities	$22,415,541	$21,823,003	$592,538	3%
Other	335,696	400,524	(64,828)	(16)%
Total Gross Margin	$22,751,237	$22,223,527	$527,710	2%
Regulated natural gas margins from utility operations increased by $592,538, or 3%, over the same period last year due to the net effects of the following items. Residential and commercial volumes (which tend to be more weather sensitive than transportation and industrial volumes) increased by 23%, corresponding to a 26% increase in the number of heating degree days for the period. Industrial volumes were nearly unchanged from the same period last year. The margin increase generated by the higher residential and commercial volume activity, however, was mostly offset by the $1,747,000 in WNA revenues recorded last year due to much warmer weather. The implementation of the non-gas rate increase effective November 1, 2012 and the SAVE Plan revenues beginning January 1, 2013 provided for higher margins, while margins attributable to ICC revenue declined due to lower average gas in storage during the period and a change in the ICC revenue calculation model. The components of the regulated net margin increase are summarized below:

RGC RESOURCES, INC. AND SUBSIDIARIES

Net Margin Increase – Gas Utilities

Customer Base Charge	$191,215
WNA	(1,746,827)
Carrying Cost	(293,101)
Volumetric	2,315,979
SAVE Plan	138,351
Other Gas Revenues	(13,079)
Total	$592,538
Other margins declined by $64,828 primarily due to reductions in the level of other services contract work during the period.
Operation and maintenance expenses increased by $242,815 or 3%, for the nine-month period ended June 30, 2013 compared to the same period last year. Higher labor, contracted services, bad debts, stock option expense and corporate insurance costs more than offset increases in capitalized overheads. Labor and contracted services increased by $293,000 primarily due to timing of leak surveys and pipeline right-of-way clearing, which were completed in the first quarter, costs related to an SCC mandated meter installation inspection and remediation program and network services support and training. Bad debt expense increased $56,000 due to higher gross customer billings. The Company recognized $42,000 in expense related to the granting of stock options. Corporate property and liability insurance increased by $67,000 due to higher premiums and increased general liability coverage limits. These higher costs were partially offset by greater capitalization of overheads due to higher level of capital expenditures and increased LNG production.
General taxes increased $90,891, or 9%, for the nine-month period ended June 30, 2013 compared to the same period last year primarily related to higher property taxes associated with increases in utility property.
Depreciation expense increased by $179,351, or 6%, corresponding to the increase in utility plant investment.
Other income (expense), net declined by $28,379 due to the reduction in interest income from the payoff of the ANGD note in February 2013.
Interest expense remained nearly unchanged as borrowing under the Company’s line-of-credit was minimal during the period.
Income tax expense declined by $4,567, or less than 1%, which corresponds to the decrease in pre-tax income. The effective tax rate was 38% for both periods.
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
Asset Management
Roanoke Gas uses a third party as an asset manager to manage its pipeline transportation and storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the third party pays Roanoke Gas a monthly utilization fee, which is used to reduce the cost of gas for customers. The current agreement expires in October 2013. The Company is currently evaluating bid responses from asset managers for a new contract. The Company expects to complete its evaluation and make its final selection during its fiscal fourth quarter.

Regulatory
On November 1, 2012, Roanoke Gas Company placed into effect new base rates, subject to refund, that provide for approximately $1,840,000 in additional annual non-gas revenues. On March 21, 2013, the Company reached a stipulated

RGC RESOURCES, INC. AND SUBSIDIARIES

agreement with the SCC staff for a non-gas rate award in the amount of $649,639 in additional annual non-gas revenues. On April 16, 2013, the SCC issued its final order approving the increase in annual non-gas revenues agreed to in the stipulation. During May 2013, the Company completed its refund, including interest, for the difference between the rates placed into effect on November 1 and those approved in the final order.
Beginning in January 2013, the Company started billing a separate rider on customer bills related to its SAVE (Steps to Advance Virginia’s Energy) Plan. The SCC approved the Company’s SAVE Plan application on July 25, 2012. The SAVE plan is designed to facilitate the accelerated replacement of aging natural gas infrastructure assets by providing the Company with a means to recover depreciation and related expenses and return on rate base of the additional capital investment without the filing of a formal application for an increase in non-gas base rates. The SAVE Plan provides the Company with a more timely mechanism for recovering the cost of its renewal program. Previously, the Company could only recover these costs and earn a return on rate base on a prospective basis after filing and implementing a non-gas rate increase. The Company has billed its customers $69,094 and $138,351 in SAVE Plan revenues for the quarter and year-to-date, respectively.
In the second quarter, the SCC issued new inspection protocols for meter sets that require all meter sets to be inspected once every three years, on a continuous cycle, beginning in May 2013. The Company began the process in its fiscal third quarter and expects expenses to increase when the inspection and remediation process is fully implemented in fiscal 2014. The Company plans to seek full recovery of these expenses through an expedited rate case. As a result of these increased costs and other factors, the Company filed notice with the SCC on July 16, 2013 of its intent to file an expedited rate case. The amount of increase in non-gas rates to be requested has not yet been determined.
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
Cash and cash equivalents increased by $1,857,974 for the nine-month period ended June 30, 2013 compared to a $7,797,379 increase for the same period last year. The significant reduction in cash flow was primarily due to the special $1.00 per share dividend paid by the Company on December 17, 2012 and, to a lesser extent, to less cash generated by operations and higher capital expenditures related to the Company’s pipeline renewal program. The following table summarizes the sources and uses of cash:

	Nine Months Ended June 30,
	2013	2012
Cash Flow Summary Nine Months Ended:
Provided by operating activities	$14,117,168	$15,865,190
Used in investing activities	(6,867,487)	(6,478,635)
Used in financing activities	(5,391,707)	(1,589,176)
Increase in cash and cash equivalents	$1,857,974	$7,797,379

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
For the nine months ended June 30, 2013, cash flow provided by operations decreased by $1,748,022 from the prior year primarily due to a smaller reduction in storage inventory balances during the current nine-month period compared to the prior year. For the past several years, natural gas commodity prices have trended down with prices leveling off during the 2012 summer storage fill months. As a result, the average price of gas in storage declined from $4.90 per decatherm at September 30, 2011 to $3.50 per decatherm at September 30, 2012. The current price of gas in storage increased slightly to approximately $4.00. Therefore, the cash generated from the change in inventory balances during the current year was related

RGC RESOURCES, INC. AND SUBSIDIARIES

to the reduction in storage volumes, while last year the change in inventory balance was due to both a decline in the volume and the price of gas in storage.
Investing activities are generally composed of expenditures under the Company’s construction program, which primarily involves replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe, improvements to the LNG plant, and to a lesser degree, expanding its natural gas system to meet the demands of customer growth. Cash flows used in investing activities increased by $388,852 due to an increased level of capital expenditures. Total capital expenditures were $6,883,039 and $6,492,885 for the nine-month periods ended June 30, 2013 and 2012, respectively. The increase in capital expenditures is attributable to the continued focus by the Company on its pipeline renewal program. Current year capital expenditures would have been higher if not for prolonged periods of rain which limited construction activity. The Company’s current plan includes a four to six year time horizon to finish replacing the remaining bare steel and cast iron pipe within its natural gas distribution system. In order to meet this goal, the Company expects capital expenditures to remain at elevated levels for the next few years. The depreciation add back to operating cash flows is expected to provide approximately 50% of the funding for the current year’s projected capital expenditures, with the balance of funding dependent on other sources including net income, available cash and corporate borrowing activity.
Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flow used in financing activities increased by $3,802,531, from $1,589,176 to $5,391,707, primarily due to the special $1.00 per share dividend paid by the Company on December 17, 2012. The special dividend totaled $4,675,337, of which $425,630 was returned to the Company under the DRIP plan to purchase 21,951 shares of stock. Most of the remaining difference relates to proceeds received from the $865,000 payoff of the balance of the ANGD note in February. The Company accessed its line-of-credit in November 2012 to provide temporary financing during the winter season. The Company has been able to finance operations with its operating cash flow without needing to access its line-of-credit over the last few years as cash flows have been positively affected by declining natural gas prices resulting in lower natural gas storage balances and accounts receivable in addition to accelerated and bonus tax depreciation deductions which have limited federal corporate income tax payments. However, with natural gas prices appearing to have leveled off and an increasing focus on the Company’s pipeline replacement program, the Company expects to utilize its line-of-credit more often in the future to provide funding for its operations.
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
At June 30, 2013, the Company’s consolidated capitalization, including notes payable, was 64% equity and 36% debt.

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
Interest Rate Risk
The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At June 30, 2013, the Company had no balances outstanding under its line-of-credit. The Company did, however, access its line-of-credit during the Company's first fiscal quarter to provide temporary working capital funding. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable rate debt outstanding during the period would have resulted in an increase in interest expense for the current year of less than $1,000. The Company also has a $15,000,000 note payable and a $5,000,000 intermediate term variable rate note both of which are currently being hedged by fixed rate interest swaps. The remaining $8,000,000 balance of the long-term debt is at fixed rates.
Commodity Price Risk
The Company manages the price risk associated with purchases of natural gas by using a combination of liquefied natural gas (LNG) storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.
At June 30, 2013, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had 1,781,494 decatherms of gas in storage, including LNG, at an average price of $4.09 per decatherm. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

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
As of June 30, 2013, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.
Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101**
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets at June 30, 2013 and September 30, 2012, (ii) Condensed Consolidated Statements of Income for the three months and nine months ended June 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended June 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012, and (v) Condensed Notes to Condensed Consolidated Financial Statements.

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

RGC Resources, Inc.

Date: August 9, 2013	By:	/s/ Paul W. Nester
Paul W. Nester
Vice President, Treasurer and CFO