Form 10-K
period 2013-09-30
RGC RESOURCES INC
filed 2013-12-11
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013	Commission file number 000-26591

RGC RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1909697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

519 Kimball Avenue, N.E., Roanoke, VA	24016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (540) 777-4427

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $5 Par Value	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: March 31, 2013. $ 83,901,204

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 30, 2013
COMMON STOCK, $5 PAR VALUE	4,710,729 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the RGC Resources, Inc. 2013 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof.

Portions of the RGC Resources, Inc. Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

In 2000, the information technology department of Resources formed Application Resources, Inc. under RGC Ventures of Virginia, Inc. to provide information technology consulting services. In 2011, the Company also formed The Utility Consultants under RGC Ventures of Virginia, Inc. to provide utility and regulatory consulting services to other utilities. The operations of RGC Ventures of Virginia, Inc. contributed less than 2% of the other revenues of Resources during fiscal 2013. Diversified Energy Company currently has no active operations.

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

	2013
	Customers	Volume	Revenue	Margin

Residential	91.2%	41%	57%	58%
Commercial	8.7%	28%	33%	25%
Industrial	0.1%	31%	6%	12%
Other Utility	0.0%	0%	2%	3%
Other Non-Utility	0.0%	0%	2%	2%

Total Percent	100.0%	100%	100%	100%

Total Value	58,238	9,408,894	$63,205,666	$27,602,891

	2012
	Customers	Volume	Revenue	Margin

Residential	91.2%	36%	56%	56%
Commercial	8.7%	28%	33%	25%
Industrial	0.1%	36%	7%	12%
Other Utility	0.0%	0%	2%	5%
Other Non-Utility	0.0%	0%	2%	2%

Total Percent	100.0%	100%	100%	100%

Total Value	57,941	8,317,496	$58,799,687	$26,933,097

	2011
	Customers	Volume	Revenue	Margin

Residential	91.1%	41%	57%	56%
Commercial	8.8%	28%	33%	25%
Industrial	0.1%	31%	6%	11%
Other Utility	0.0%	0%	2%	6%
Other Non-Utility	0.0%	0%	2%	2%

Total	100.0%	100%	100%	100%

Total Value	57,684	9,544,598	$70,798,871	$27,269,566

The industry standard for the unit of measure for natural gas is a decatherm (“DTH”), which is the heat equivalent of one million BTU where one BTU is equal to the amount of heat required to raise the temperature of one pound of liquid water by one degree Fahrenheit.

Roanoke Gas’ regulated natural gas distribution business accounted for approximately 98% of Resources total revenues and gross margin for fiscal years ending September 30, 2013, 2012 and 2011. The table above indicates that residential customers represent over 90% of the Company’s customer total; however, they represent less than 50% of the total gas volumes delivered and just over half of the Company’s consolidated margin. Industrial customers include primarily transportation customers that purchase their natural gas requirements directly from a supplier other than the Company and utilize Roanoke Gas’ natural gas distribution system for delivery to their operations. Most of the revenue billed for these customers relates only to transportation service and not to the purchase of natural gas, causing total revenues generated by these deliveries to be approximately 6% even though they represent 31% of total natural gas deliveries and approximately 12% of gross margin.

The Company’s revenues are affected by changes in gas costs as well as by changes in consumption volume due to weather and economic conditions and changes in the non-gas portion of customer billing rates. Increases or decreases in the cost of natural gas are passed on to customers through the purchased gas adjustment mechanism as explained in further detail in Note 1 of the Company’s annual consolidated financial statements. Significant increases in gas costs may cause customers to conserve, or in the case of industrial customers, to use alternative energy sources.

The Company’s residential and commercial sales are seasonal and temperature-sensitive as the majority of the gas sold by Resources to these customers is used for heating. For the fiscal year ended September 30, 2013, approximately 66% of the Company’s total DTH of natural gas deliveries and 75% of the residential and commercial deliveries were made in the five-month period of November through March. This represents an increase of 4% in total and 3% in residential and commercial deliveries from last year for the same period. The increase in volume is attributable to the current fiscal year having 25% more heating degree days. Total natural gas deliveries were 9.4 million DTH, 8.3 million DTH and 9.5 million DTH in fiscal 2013, 2012 and 2011, respectively.

Suppliers

Roanoke Gas relies on multiple interstate pipelines including those operated by Columbia Gas Transmission Corporation and Columbia Gulf Transmission Corporation (together “Columbia”), and East Tennessee Natural Gas Company (“East Tennessee”), Tennessee Gas Pipeline, Midwestern Gas Transmission and Saltville Gas Storage Company, LLC to transport natural gas from the production and storage fields to Roanoke Gas’ distribution system. Roanoke Gas is directly served by two pipelines, Columbia and East Tennessee. Columbia historically has delivered approximately 55% of the Company’s gas supply, while East Tennessee delivers the balance of the Company’s requirements. The rates paid for natural gas transportation and storage services purchased from the interstate pipeline companies are established by tariffs approved by FERC (Federal Energy Regulatory Commission). These tariffs contain flexible pricing provisions, which, in some instances, authorize these transporters to reduce rates and charges to meet price competition. The current pipeline contracts expire at various times from 2014 to 2020. The Company anticipates being able to renew these contracts or enter into other contracts to meet customers’ continued demand for natural gas.

The Company manages its pipeline contracts and liquefied natural gas storage (“LNG”) facility in order to provide for sufficient capacity to meet the natural gas demands of its customers. The maximum daily winter capacity for delivery into Roanoke Gas’ distribution system under the interstate pipelines is 78,606 DTH per day. The LNG facility, which is capable of storing up to 220,000 DTH of natural gas in a liquid state for use during peak demand, has the capability of providing an additional 33,000 DTH per day. Combined, the pipelines and LNG facility can provide more than 111,000 DTH on a single winter day. In fiscal 2013, the Company realized a maximum one day-customer demand of 71,048 DTH.

The Company uses multi-year contracts to meet its natural gas supply needs. The Company previously had contracted with ConocoPhillips to provide asset management services and be the primary supplier of natural gas for Roanoke Gas. Effective November 1, 2013, Sequent Energy Management, L.P. assumed the asset manager function under terms similar to the expiring contract. Natural gas purchased under the asset manager agreement is priced at indexed-based market prices as reported in major industry pricing publications. The Company expects its firm supply agreements will be sufficient to meet customer demands for natural gas during the term of the agreement.

The Company uses summer storage programs to supplement gas supply requirements during the winter months. During the summer months, the Company injects gas into its LNG facility. In addition, the Company has contracted for storage capacity from Columbia, Tennessee Gas Pipeline and Saltville Gas Storage Company, LLC for a combined total of more than 2.4 million DTH of storage capacity. The balance of the Company’s annual natural gas requirements are met primarily through market purchases made by its asset manager who also manages its pipeline transportation and storage rights and gas supply inventories and deliveries.

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

Although Roanoke Gas has exclusive rights for the distribution of natural gas in its service area, the Company competes with suppliers of other energy sources such as fuel oil, electricity, propane and coal. Competition can be intense among the other energy sources and can be based primarily on price. This is particularly true for those industrial applications that have the ability to switch to other fuels. The relationship between supply and demand has the greatest impact on the price of natural gas. Greater demand for natural gas for electric generation and other uses can provide upward pressure on the price of natural gas. The Company continues to see a demand for its product and extends service to the new residential construction markets located along or near gas distribution mains in its service area. However, as the economic environment has limited new construction activity, the rate of new customer growth has remained below historical levels.

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

Employees

At September 30, 2013, Resources had 120 full-time employees and 127 total employees. As of that date, 35 employees, or 29% of the Company’s full-time employees, belonged to the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial International Union, Local No. 515 and were represented under a collective bargaining agreement. The union has been in place at the Company since 1952. The current collective bargaining agreement will expire on July 31, 2015. Management maintains an amicable relationship with the union.

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

Increased compliance and pipeline safety requirements and fines.

The Company is committed to the safe and reliable delivery of natural gas to its customers. Working in concert with this commitment are numerous laws and regulations derived at both the federal and state levels. The Company is diligent in complying with these regulations and is subject to ongoing inspections and reviews. Failure to comply with such requirements could result in the levy of significant fines. Recent enforcement actions by the Virginia Division of Utility and Railroad Safety have resulted in increased fine levels for gas distribution companies across the state of Virginia. There are inherent risks that may be beyond the Company’s control, including third party actions, which could result in damage to the pipeline facilities, injury and even death. Such incidents could subject the Company to lawsuits, large fines, increased scrutiny and loss of customers, all of which could have a significant effect on the Company’s financial position and results of operation.

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

Changes in the Roanoke Valley’s economies, politics, regulations and weather patterns could negatively impact the existing customer base, leading to declining usage patterns and financial condition of customers, both of which could adversely affect earnings.

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

Hurricanes and other natural or man-made disasters could damage or inhibit production and/or pipeline transportation facilities, which could result in decreased supplies of natural gas. Decreased supplies could result in an inability to meet customer demand leading to higher prices or service disruptions. Disasters could also lead to additional governmental regulations that limit production activity or increase production and transportation costs.

The cost of providing post-retirement benefits and related funding obligations may increase.

The costs of providing defined benefit pension and retiree medical plans are dependent on a number of factors such as the rates of return on plan assets, discount rates used in determining plan liabilities, the level of interest rates used to measure the required minimum funding levels of the plan, future government regulation, changes in life expectancy, and required or voluntary contributions made to the plan. Changes in actuarial assumptions and differences between the assumptions and actual results, as well as a significant decline in the value of investments that fund these plans, if not offset or mitigated by a decline in plan liabilities, could increase the expense of these plans and require significant additional funding of these plans. Such funding obligations could have a material impact on liquidity by reducing cash flows and could negatively affect results of operations.

Security breach or cyber-attacks on the Company’s computer systems could corrupt financial information, expose confidential personal information or compromise the safe and reliable delivery of natural gas.

A breach of the Company’s information systems from cyber-attacks or other sources could lead to disruptions in natural gas deliveries or compromise the safety of our distribution system. Such attacks could also result in corruption of the Company’s financial information or the unauthorized release of confidential customer, employee or vendor information. The Company takes reasonable precautions to safeguard its computer systems from attack; however, there is no guarantee that Company processes will adequately protect against unauthorized access to data. In the event of a successful attack, the Company could be exposed to material financial and reputational risks.

Changes in accounting standards and their effect on the financial statements.

The SEC continues to evaluate requiring public issuers in the United States to prepare financial statements in accordance with International Financial Reporting Standards (IFRS) instead of the current generally accepted accounting principles (GAAP) used in the United States. IFRS is a principles based set of accounting standards promulgated by the International Accounting Standards Board (IASB). The application of IFRS would result in differences in the components of a company’s financial statements as a result of differences between IFRS and GAAP. One major difference is IFRS does not currently provide an industry accounting standard for rate-regulated activities. As such, the adoption of IFRS in its current form, without other mitigating regulatory actions, could result in the Company no longer recognizing regulatory assets and liabilities on its financial statements which could have a significant effect on the Company’s financial condition and results of operations. The Financial Accounting Standards Board (FASB), the governing body in the United States, could also issue new accounting standards that would have a significant impact on the Company’s financial statements and increase the Company’s cost of compliance.

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

Volatility in the price and availability of natural gas.

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

The Company’s natural gas operations are regulated by the SCC. The SCC approves the rates that the Company charges its natural gas customers. If the SCC did not allow rates that provided for the timely recovery of costs or a reasonable rate of return on investment in natural gas distribution facilities, earnings could be negatively impacted. Debt and equity financings are also subject to SCC regulation and approval. Delays or lack of approvals could inhibit the ability to access capital markets and negatively impact liquidity or earnings.

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

The United States budget has been operating at a deficit of more than a trillion dollars annually during the last few years. The result is an increasing debt level of the United States government that will require greater resources to meet debt servicing needs. In order to reduce the growth in government debt, Congress and the Presidency will need to take actions that may include increasing tax revenues and decreasing governmental spending. The federal government could increase tax revenue by raising tax rates or eliminating deductions, either of which could increase the Company’s tax liability. Reduction in government spending could push the economy back into a recession which could lead to a decline in natural gas sales due to reduced economic production and higher bad debt expense due to the inability of some customers to pay their bills. Either or both of these scenarios could have a negative effect on the Company’s financial position and results of operation.

Inability to complete necessary or desirable pipeline expansion or infrastructure development projects may delay or prevent the Company from adequately serving its customers or expanding its distribution system.

In order to serve new customers or expand service to existing customers, the Company needs to maintain, expand or upgrade its distribution, transmission and/or storage infrastructure, including new pipeline installation. Various factors may prevent or delay the completion of such projects or make them more costly, such as the inability to obtain required approval from local, state and/or federal regulatory and governmental bodies, public opposition to the projects, inability to obtain adequate financing, competition for labor and materials, construction delays, cost overruns, and an inability to negotiate acceptable agreements relating to rights-of-way, construction or other material development components. As a result, the Company may not be able to adequately serve existing customers or support customer growth, which would negatively impact earnings.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Included in “Utility Plant” on the Company’s consolidated balance sheet are storage plant, transmission plant, distribution plant and general plant of Roanoke Gas as categorized by natural gas utilities. The Company has approximately 1,056 miles of transmission and distribution pipeline with transmission and distribution plant representing more than 86% of the total investment in plant. The transmission and distribution pipelines are located on or under public roads and highways or private property for which the Company has obtained the legal authorization and rights to operate these facilities on such property.

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

Although the Company considers its present properties adequate, management intends to complete the replacement of its remaining cast iron and bare steel pipeline within the next four years.

Item 3.	Legal Proceedings.

The Company is a defendant in two civil lawsuits associated with a November 2009 explosion and fire at a West Virginia residence, allegedly due to propane ignition. This residence was served by a propane tank installed prior to the 2004 sale of Highland Propane assets (the Company’s former subsidiary) to Inergy Propane, LLC (“Inergy”). Inergy retained the name Highland Propane and assumed ownership for all propane tanks including the tank located at the residence identified in the suits. A trial date is tentatively scheduled for late 2014.

The Company believes that the amount of ultimate liability, if any, with respect to these suits or any other actions, will not materially affect the Company’s financial position, results of operations, or liquidity.

The Company is not known to be a party to any other pending legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item	Executive Officers of the Registrant.

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on February 3, 2014.

The names, ages and positions of all of the executive officers of RGC Resources, Inc. as of September 30, 2013, are listed below with their business experience for at least the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Previous and present position and experience:

Name and Age	Period Position Held	Position and Experience
John B. Williamson, III, 59	January 2002 to present	President, CEO & Chairman

John S. D’Orazio, 53	October 2012 to present January 2003 to September 2012	President & CEO – Roanoke Gas Vice President & COO – Roanoke Gas

Dale P. Lee, 58	January 2002 to present	Vice President & Secretary

Paul W. Nester, 39	May 2012 to present March 2010 to April 2012 June 2007 to February 2010	Vice President, Treasurer & CFO Chief Financial Officer, UXB International Manager, Finance, ITT Exelis

Robert L. Wells, II, 50	February 2005 to present	Vice President, Information Technology

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The information set forth under the caption “Market Price and Dividend Information” in the 2013 Annual Report to Shareholders is incorporated herein by reference. As of November 30, 2013, there were 1,330 holders of record of the Company’s common stock. This number does not include all beneficial owners of common stock who hold their shares in “street name.”

Comparisons of Cumulative Total Shareholder Returns

The following performance graph compares the Company’s total shareholder return from September 30, 2008 through September 30, 2013 with the Dow Jones US Utility Index, a utility based index, and the Standard & Poor’s 500 Stock Index (S&P 500 Index), a broad market index.

The graph below reflects the value of a hypothetical investment of $100 made September 30, 2008 in the Company’s common stock and in each index through September 30, 2013, assuming the reinvestment of all dividends. Historical stock price performance as reflected on the graph is not indicative of future price performance. The total value at the end of the five years was $178 for the Company’s common stock, $153 for the Dow Jones US Utilities Index and $161 for the S&P 500 Index.

A summary of the Company’s equity compensation plans follows as of September 30, 2013:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	21,000	$19.01	183,267
Equity compensation plans not approved by security holders	—	—	—

Total	21,000	$19.01	183,267

Item 6.	Selected Financial Data.

The information set forth under the caption “Selected Financial Data” in the 2013 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis” in the 2013 Annual Report to Shareholders is incorporated herein by reference.

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

At September 30, 2013, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had approximately 2,529,000 decatherms of gas in storage, including LNG, at an average price of $4.08 per decatherm compared to 2,695,000 decatherms at an average price of $3.51 per decatherm last year. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contracts and other price hedging techniques are passed through to customers when realized through the regulated natural gas PGA mechanism.

The Company is also exposed to market risk related to changes in interest rates associated with its borrowing activities. As of September 30, 2013, the Company has a $15,000,000 variable rate note payable due March 31, 2014 and a $5,000,000 intermediate term variable rate note due December 1, 2015. Both of these debt instruments are currently being hedged by fixed rate interest swaps. The fair value of these interest rate swaps at September 30, 2013 amounted to a $1,986,695 unrealized loss on marked to market transactions included on the Consolidated Balance Sheet. The Company also has a variable rate line-of-credit with a bank with the interest rate based on the London Interbank Offered Rate (“LIBOR”). As of September 30, 2013, the Company had no outstanding balance under its line-of-credit.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of the registrant included in the 2013 Annual Report to Shareholders are incorporated herein by reference:

1.	Consolidated Balance Sheets as of September 30, 2013 and 2012

2.	Consolidated Statements of Income for the Years Ended September 30, 2013, 2012 and 2011

3.	Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2013, 2012 and 2011

4.	Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2013, 2012 and 2011

5.	Consolidated Statements of Cash Flows for the Years ended September 30, 2013, 2012 and 2011

6.	Notes to Consolidated Financial Statements for the Years ended September 30, 2013, 2012 and 2011

7.	Report of Independent Registered Public Accounting Firm

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As of September 30, 2013, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

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

The Company has conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of September 30, 2013, based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, the Company concluded that, as of September 30, 2013, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Brown, Edwards & Company, LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RGC Resources, Inc.

Roanoke, Virginia

We have audited RGC Resources, Inc. and Subsidiaries (“the Company”)’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RGC Resources, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RGC Resources, Inc. and Subsidiaries (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of RGC Resources, Inc. and Subsidiaries (“the Company”), and our report dated November 25, 2013 expressed an unqualified opinion.

/s/ Brown, Edwards & Company, L.L.P.

CERTIFIED PUBLIC ACCOUNTANTS

100 Arbor Drive

Christiansburg, Virginia

November 25, 2013

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” at the end of Part I of this report. For information with respect to the Company’s directors and nominees and the Company’s Audit Committee and Audit Committee financial experts, see Proposal 1 “Election of Directors of Resources” and “Report of the Audit Committee of the Board of Directors”, respectively, in the Proxy Statement for the 2014 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference.

For information regarding the process for identifying and evaluating candidates to be nominated as directors and procedures for shareholders to communicate with directors, see “Report of the Governance & Nominating Committee of the Board of Directors” and “Shareholder Communications with the Board” in the Proxy Statement for the 2014 Annual Meeting of Shareholders of Resources, which is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2014 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

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

The information set forth under the caption “Report of the Compensation Committee of the Board of Directors” in the Proxy Statement for the 2014 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information pertaining to securities authorized for issuance under equity compensation plans, see Part II, Item 5 above.

The information pertaining to shareholders beneficially owning more than five percent of the registrant’s common stock and the security ownership of management, which is set forth under the captions “Annual Meeting of Shareholders to Be Held February 3, 2014” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the 2014 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

No transactions occurred, either individually or in the aggregate, with related parties in excess of $120,000.

The information pertaining to director independence is set forth under the caption “Board of Directors and Committees of the Board of Directors” in the Proxy Statement for the 2014 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement for the 2014 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this report:

1.	Financial statements filed as part of this report:

All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

2.	Financial statement schedules filed as part of this report:

All information is inapplicable or presented in the consolidated financial statements or related notes thereto.

3.	Exhibits to this Form 10-K filed as part of this report:

13	2013 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21	Subsidiaries of the Company

23	Consent of Brown, Edwards & Company, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101**	The following documents from the Registrant’s Annual Report on Form 10-K for the years ended September 30, 2013, 2012 and 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended September 30, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2013, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. The Company also makes available on our web site the interactive data files submitted as Exhibit 101 to this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RGC RESOURCES, INC.

By:	/S/ PAUL W. NESTER	December 11, 2013
	Paul W. Nester	Date
Vice President, Treasurer and CFO
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ JOHN B. WILLIAMSON, III John B. Williamson, III	December 11, 2013 Date	Chairman of the Board, President and Chief Executive Officer

/S/ PAUL W. NESTER Paul W. Nester	December 11, 2013 Date	Vice President, Treasurer and CFO (principal accounting and financial officer)

/S/ NANCY H. AGEE Nancy H. Agee	December 11, 2013 Date	Director

/S/ ABNEY S. BOXLEY, III Abney S. Boxley, III	December 11, 2013 Date	Director

/S/ MARYELLEN F. GOODLATTE Maryellen F. Goodlatte	December 11, 2013 Date	Director

/S/ J. ALLEN LAYMAN J. Allen Layman	December 11, 2013 Date	Director

/S/ GEORGE W. LOGAN George W. Logan	December 11, 2013 Date	Director

/S/ S. FRANK SMITH S. Frank Smith	December 11, 2013 Date	Director

/S/ RAYMOND D. SMOOT, JR. Raymond D. Smoot, Jr.	December 11, 2013 Date	Director

EXHIBIT INDEX

Exhibit No.	Description

3 (a)	Articles of Incorporation of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

3 (b)	Amended and Restated Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) of the Form 10-K for the year ended September 30, 2011 (SEC file number reference 0-367))

4 (a)	Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (b)	RGC Resources, Inc., Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 4 (c) to Registration Statement No. 333-106065 on Form S-2 filed as of June 12, 2003)

10 (a)	Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (b)	NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004 (SEC file number reference 0-367))

10 (c)	FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(h)(h)(h) of the Quarterly Report Form 10-Q for the period ended December 31, 2004 (SEC file number reference 0-367))

10 (d)	FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(i)(i)(i) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004 (SEC file number reference 0-367))

10 (e)	SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004 (SEC file number reference 0-367))

10 (f)	FTS-1 Service Agreement between Columbia Gulf Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Quarterly Report on Form 10-Q for period ended December 31, 2004 (SEC file number reference 0-367))

10 (g)	ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (h)	Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (i)	Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (j)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (k)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (l)	Gas Storage Contract under rate schedule FS (Market Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (m)	FTA Gas Transportation Agreement effective November 1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (n)	SST Service Agreement effective November 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(t)(t) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (o)	FSS Service Agreement effective April 1, 1997, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(u)(u) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (p)	FTS Service Agreement effective November 1, 1999, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file reference number 0-367))

10 (q)	Firm Storage Service Agreement effective March 19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (r)	Firm Storage Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file number reference 0-367))

10 (s)	Firm Pipeline Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file number reference 0-367))

10 (t)	Natural Gas Asset Management Agreement by and between Roanoke Gas Company and Sequent Energy Management LP effective as of November 1, 2013 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed October 9, 2013 (SEC file number reference 0-367))

10 (u)	FTS-2 Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(q)(q)(q) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004 (SEC file number reference 0-367))

10 (v)	Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (w)	Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (x)	Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (y)	Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (z)	Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (a) (a)	Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10 (b) (b)	Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10 (c) (c)	Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (d) (d)	Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (e) (e)	Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (f) (f)	RGC Resources Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999)

10 (g) (g)	RGC Resources, Inc. Amended and Restated Stock Bonus Plan (incorporated herein by reference to Registration Statement No. 333-122746 on Form S-8, filed with the Commission on February 11, 2005)

10 (h) (h)	RGC Resources, Inc. Restricted Stock Plan for Outside Directors (incorporated herein by reference to Exhibit 10(r)(r) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999 SEC file reference number 0-367)

10 (i) (i)	Change in Control Agreement between Paul W. Nester and RGC Resources, Inc. effective May 15, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed May 17, 2012 (SEC file number reference 0-367))

10 (j) (j)	Change in Control Agreement by and between RGC Resources, Inc. and Dale P. Lee effective May 1, 2010 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 31, 2010 (SEC file number reference 0-367))

10 (k) (k)	Change in Control Agreement by and between RGC Resources, Inc. and Robert L. Wells, II effective May 1, 2010 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed March 31, 2010 (SEC file number reference 0-367))

10 (l) (l)	Change in Control Agreement between John B. Williamson, III and RGC Resources, Inc. effective April 1, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 4, 2011 (SEC file number reference 0-367))

10 (m) (m)	Change in Control Agreement between John S. D’Orazio and RGC Resources, Inc. effective April 1, 2011 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed April 4, 2011 (SEC file number reference 0-367))

10 (n)(n)	Promissory Note in the original principal amount of $15,000,000 by and between Roanoke Gas Company and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed December 2, 2005 (SEC file number reference 0-367))

10 (o)(o)	Modification Number One to Promissory Note by Roanoke Gas in favor of Wells Fargo Bank, National Association dated October 20, 2010 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed October 22, 2010 (SEC file number reference 0-367))

10 (p)(p)	Term Note in the original amount of $15,000,000 by Roanoke Gas Company in favor of Wells Fargo Bank, N.A. dated March 31, 2013 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed April 2, 2013 (SEC file number reference 0-367))

10 (q)(q)	Loan Agreement by and between Roanoke Gas Company and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.2 on Form 8-K as filed December 2, 2005 (SEC file number reference 0-367))

10 (r)(r)	Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated March 31, 2013 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed April 2, 2013 (SEC file number reference 0-367))

10 (s)(s)	Unconditional Guaranty by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed December 2, 2005 (SEC file number reference 0-367))

10 (t)(t)	ISDA Master Agreement by and between SunTrust Bank and Roanoke Gas Company dated October 7, 2002 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (SEC file number reference 0-367))

10 (u)(u)	Indemnification and Cost Sharing Agreement by and between RGC Resources, Inc., Bluefield Gas Company and ANGD, LLC (incorporated herein by reference to Exhibit 10(x)(x) on Form 10-K as filed December 21, 2007 (SEC file number reference 0-367))

10 (v)(v)	Promissory Note in the original principal amount of $5,000,000 by and between Roanoke Gas Company and Branch Bank and Trust dated October 31, 2008 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed November 5, 2008 (SEC file number reference 0-367))

10 (w)(w)	Loan Agreement by and between Roanoke Gas Company and Branch Bank and Trust dated October 31, 2008 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed November 5, 2008 (SEC file number reference 0-367))

10 (x)(x)	Guaranty Agreement by and between RGC Resources, Inc. and Branch Bank and Trust dated October 31, 2008 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed November 5, 2008 (SEC file number reference 0-367))

10 (y)(y)	ISDA Master Agreement by and between Roanoke Gas Company and Branch Bank and Trust dated as of October 27, 2008 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed November 5, 2008 (SEC file number reference 0-367))

10 (z)(z)	Revolving Line of Credit Note in the original principal amount of $7,000,000 by Roanoke Gas Company in favor of Wells Fargo Bank, N.A. dated March 31, 2013 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 2, 2013 (SEC file number reference 0-367))

10 (a)(a)(a)	Unconditional guaranty by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated March 23, 2009 for the benefit of Roanoke Gas Company (incorporated by reference to Exhibit 10.2 on Form 8-K as filed March 26, 2009 (SEC file number reference 0-367))

13	2013 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21	Subsidiaries of the Company

23	Consent of Brown, Edwards & Company, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101**	The following documents from the Registrant’s Annual Report on Form 10-K for the years ended September 30, 2013, 2012 and 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended September 30, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2013. 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. The Company also makes available on our web site the interactive data files submitted as Exhibit 101 to this Annual Report.