Form 10-Q
period 2013-12-31
RGC RESOURCES INC
filed 2014-02-06
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended December 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2014
Common Stock, $5 Par Value	4,711,367

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	December 31, 2013	September 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$496,919	$2,846,224
Accounts receivable (less allowance for uncollectibles of $200,177 and $68,539, respectively)	11,471,453	3,729,106
Materials and supplies	760,849	760,781
Gas in storage	7,590,916	10,316,240
Prepaid income taxes	—	836,966
Deferred income taxes	3,323,476	2,852,073
Other	1,558,124	866,646
Total current assets	25,201,737	22,208,036
UTILITY PROPERTY:
In service	147,422,697	144,388,721
Accumulated depreciation and amortization	(49,271,616)	(48,653,487)
In service, net	98,151,081	95,735,234
Construction work in progress	2,629,496	2,001,315
Utility plant, net	100,780,577	97,736,549
OTHER ASSETS:
Regulatory assets	4,453,267	4,474,111
Other	87,841	108,005
Total other assets	4,541,108	4,582,116
TOTAL ASSETS	$130,523,422	$124,526,701
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	December 31, 2013	September 30, 2013
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,600,000	$—
Borrowings under line-of-credit	3,814,386	—
Note payable	15,000,000	15,000,000
Dividends payable	871,602	847,736
Accounts payable	5,306,336	5,723,107
Customer credit balances	1,286,907	1,277,515
Income taxes payable	479,071	—
Customer deposits	1,576,645	1,476,451
Accrued expenses	1,661,338	2,118,182
Over-recovery of gas costs	2,287,585	1,027,303
Fair value of marked-to-market transactions	1,770,067	1,986,695
Total current liabilities	35,653,937	29,456,989
LONG-TERM DEBT	11,400,000	13,000,000
DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	4,571,846	4,525,355
Regulatory cost of retirement obligations	8,360,137	8,180,173
Benefit plan liabilities	5,416,093	5,582,073
Deferred income taxes	14,580,684	14,276,596
Deferred investment tax credits	834	3,093
Total deferred credits and other liabilities	32,929,594	32,567,290
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 4,711,047 and 4,709,326, respectively	23,555,235	23,546,630
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	8,040,579	8,003,787
Retained earnings	20,954,425	20,103,239
Accumulated other comprehensive loss	(2,010,348)	(2,151,234)
Total stockholders’ equity	50,539,891	49,502,422
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,523,422	$124,526,701

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012
UNAUDITED

	Three Months Ended December 31,
	2013	2012
OPERATING REVENUES:
Gas utilities	$19,760,987	$18,458,739
Other	250,207	287,853
Total operating revenues	20,011,194	18,746,592
COST OF SALES:
Gas utilities	11,671,994	10,650,461
Other	136,208	159,648
Total cost of sales	11,808,202	10,810,109
GROSS MARGIN	8,202,992	7,936,483
OTHER OPERATING EXPENSES:
Operations and maintenance	3,343,350	3,504,843
General taxes	388,197	361,077
Depreciation and amortization	1,198,799	1,120,472
Total other operating expenses	4,930,346	4,986,392
OPERATING INCOME	3,272,646	2,950,091
OTHER INCOME (EXPENSE), Net	(25,135)	17,042
INTEREST EXPENSE	464,453	459,461
INCOME BEFORE INCOME TAXES	2,783,058	2,507,672
INCOME TAX EXPENSE	1,060,270	953,519
NET INCOME	$1,722,788	$1,554,153
BASIC EARNINGS PER COMMON SHARE	$0.37	$0.33
DILUTED EARNINGS PER COMMON SHARE	$0.37	$0.33
DIVIDENDS DECLARED PER COMMON SHARE	$0.185	$1.180
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012
UNAUDITED

	Three Months Ended December 31,
	2013	2012
NET INCOME	$1,722,788	$1,554,153
Other comprehensive income, net of tax:
Interest rate SWAPs	134,396	146,206
Defined benefit plans	6,490	41,410
OTHER COMPREHENSIVE INCOME, NET OF TAX	140,886	187,616
COMPREHENSIVE INCOME	$1,863,674	$1,741,769
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS
ENDED DECEMBER 31, 2013 AND 2012
UNAUDITED

	Three Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,722,788	$1,554,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,247,260	1,164,319
Cost of removal of utility plant, net	(82,487)	(94,933)
Stock option grants	12,552	—
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(4,169,485)	(4,800,752)
Net cash used in operating activities	(1,269,372)	(2,177,213)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(4,083,171)	(2,494,277)
Proceeds from disposal of equipment	3,743	720
Net cash used in investing activities	(4,079,428)	(2,493,557)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from collection of notes	—	47,693
Borrowings under line-of-credit agreement	8,797,079	4,354,402
Repayments under line-of-credit agreement	(4,982,693)	(3,075,186)
Proceeds from issuance of stock (1,721 and 27,720 shares, respectively)	32,845	530,352
Cash dividends paid	(847,736)	(5,492,800)
Net cash provided by (used in) financing activities	2,999,495	(3,635,539)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,349,305)	(8,306,309)
BEGINNING CASH AND CASH EQUIVALENTS	2,846,224	8,909,871
ENDING CASH AND CASH EQUIVALENTS	$496,919	$603,562
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$603,458	$613,658
Income taxes refunded, net	—	(145,924)
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly RGC Resources, Inc.’s financial position as of December 31, 2013 and the results of its operations and comprehensive income for the three months ended December 31, 2013 and 2012 and its cash flows for the three months ended December 31, 2013 and 2012. The results of operations for the three months ended December 31, 2013 are not indicative of the results to be expected for the fiscal year ending September 30, 2014 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.
The unaudited condensed consolidated interim financial statements and condensed notes are presented as permitted under the rules and regulations of the Securities and Exchange Commission. Pursuant to those rules, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, the condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K. The September 30, 2013 balance sheet was included in the Company’s audited financial statements on Form 10-K.
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
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in Form 10-K for the year ended September 30, 2013. Newly adopted and newly issued accounting standards are discussed below.
Recently Adopted Accounting Standards
In June 2011, the FASB issued guidance under FASB ASC No. 220 – Comprehensive Income that defines the presentation of Comprehensive Income in the financial statements. According to the guidance, an entity may present a single continuous statement of comprehensive income or two separate statements – a statement of income and a statement of other comprehensive income that immediately follows the statement of income. In either presentation, the entity is required to present on the face of the financial statement the components of other comprehensive income including the reclassification adjustment for items that are reclassified from other comprehensive income to net income. In December 2011, the FASB issued additional guidance under FASB ASC No. 220 that deferred the effective date of earlier guidance with regard to the presentation of reclassifications of items out of accumulated other comprehensive income. All other provisions of the original guidance remain in effect. These requirements have been included in the Consolidated Statements of Comprehensive Income presented in the Company’s financial statements.
In February 2013, the FASB issued additional guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. Under the new provisions, an entity must present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. The disclosures required under this guidance are provided in Note 5 below.

Recently Issued Accounting Standards
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
On November 1, 2013, Roanoke Gas Company placed into effect new base rates, subject to refund, that provided for approximately $1,664,000 in additional annual non-gas revenues. The amount of the final rate award may be more or less than the amount reflected in the financial statements and will not be known until the SCC issues its order. The Company has recorded an estimated reserve that management believes may be refundable to customers. The public hearing on the request for this rate increase is scheduled for March 25, 2014, with a final order expected sometime after that date.
On August 16, 2013, the Company filed an application for a modification to the SAVE (Steps to Advance Virginia's Energy) Plan and Rider. The original SAVE Plan and Rider were approved by the SCC through an order issued on August 29, 2012. The original SAVE Plan was designed to facilitate the accelerated replacement of aging natural gas infrastructure assets by providing a mechanism for the Company to recover the related depreciation and expenses and return on rate base of the additional capital investment without the filing of a formal application for an increase in non-gas base rates. Under the original filing, the SAVE Plan primarily covered replacement of the Company's bare steel and cast iron natural gas distribution pipe. Under the modification, the Company sought to include two unique projects; the replacement of the boil off compressor at the Company's liquified natural gas (LNG) plant and modifications to the natural gas transfer station located in Gala, VA in the 2014 SAVE Plan year. These replacements will enhance the safety and reliability of the Company's gas distribution system. On December 9, 2013, the Company received SCC approval to implement SAVE Rider rates effective January 1, 2014 to begin recovering the costs related to the pipeline replacement, installation of a new LNG boil off compressor and modifications to the natural gas transfer station.
Roanoke Gas Company has in place a weather normalization adjustment mechanism (“WNA”) based on a weather measurement band around the most recent 30-year temperature average. The WNA provides for a weather band of 3% above or below the 30-year temperature average whereby the Company would recover from its customers the lost margin (excluding gas costs) from the impact of weather that is more than 3% warmer than the 30-year average or refund customers the excess earned from weather that is more than 3% colder than the 30-year average. As of December 31, 2013, the total heating degree days (an industry measure by which the average daily temperature falls below 65 degrees Fahrenheit) for the current WNA period fell within the 3% weather band thereby not triggering an accrual for WNA. The Company accrued approximately $182,000 in WNA revenues for the quarter ended December 31, 2012 as total heating degree days were approximately 8% less than the 30 year average. The Company applied the provisions of FASB ASC No. 980, Regulated Operations, in recording the asset and revenue for the WNA.

3.	Short-Term Debt
The Company has an unsecured line-of-credit agreement dated March 31, 2013. The agreement has a variable interest rate based on 30 day LIBOR plus 100 basis points and an availability fee of 15 basis points. The agreement also includes multi-tiered borrowing limits to accommodate seasonal borrowing demands and to minimize borrowing costs. The Company’s total available borrowing limits during the remaining term of the line-of-credit agreement range from $1,000,000 to $8,000,000. The line-of-credit agreement will expire March 31, 2014, unless extended. The Company anticipates being able to extend or replace the credit line upon expiration. As of December 31, 2013, the Company had $3,814,386 outstanding balance under its line-of-credit agreement.
The Company also has an unsecured promissory note in the amount of $15,000,000. This note essentially extends the maturity date of the prior note to March 31, 2014 and retains all other terms and conditions provided for in the original promissory note. The Company anticipates being able to renew this note on comparable terms as currently in place until such time the note co-terminates with the corresponding interest rate swap.

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
The table below reflects the fair values of the derivative instruments and their corresponding classification in the condensed consolidated balance sheets under the current liabilities caption of “Fair value of marked-to-market transactions” as of December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	$1,770,067	$1,986,695

The table in Note 5 reflects the effect on income and other comprehensive income of the Company’s cash flow hedges.
Based on the current interest rate environment, management estimates that approximately $935,000 of the fair value on the interest rate hedges will be reclassified from other comprehensive loss into interest expense on the income statement over the next 12 months. Changes in LIBOR rates during this period could significantly change the amount estimated to be reclassified to income as well as the fair value of the interest rate hedges.

5.	Comprehensive Income
A summary of other comprehensive income and loss is provided below:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Three Months Ended December 31, 2013
Interest rate swaps:
Unrealized losses	$(25,088)	$9,523	$(15,565)
Transfer of realized losses to interest expense	241,716	(91,755)	149,961
Net interest rate SWAPs	216,628	(82,232)	134,396
Defined benefit plans:
Amortization of actuarial losses	10,461	(3,971)	6,490
Amortization of transition obligation	—	—	—
Net defined benefit plans	10,461	(3,971)	6,490
Other comprehensive income	$227,089	$(86,203)	$140,886
Three Months Ended December 31, 2012
Interest rate swaps:
Unrealized losses	$(2,618)	$994	$(1,624)
Transfer of realized losses to interest expense	238,282	(90,452)	147,830
Net interest rate SWAPs	235,664	(89,458)	146,206
Defined benefit plans:
Amortization of actuarial losses	54,973	(20,868)	34,105
Amortization of transition obligation	11,774	(4,469)	7,305
Net defined benefit plans	66,747	(25,337)	41,410
Other comprehensive income	$302,411	$(114,795)	$187,616

The amortization of actuarial losses and transition obligation is included as a component of net periodic pension and postretirement benefit cost and is included in operations and maintenance expense.

RGC RESOURCES, INC. AND SUBSIDIARIES

Composition of Other Accumulated Comprehensive Income (Loss)

	Interest Rate SWAPS	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance September 30, 2013	$(1,232,546)	$(918,688)	$(2,151,234)
Other comprehensive income	134,396	6,490	140,886
Balance December 31, 2013	$(1,098,150)	$(912,198)	$(2,010,348)

6.	Earnings Per Share
Basic earnings per common share for the three months ended December 31, 2013 and 2012 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus dilutive potential common shares. A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended December 31,
	2013	2012
Net Income	$1,722,788	$1,554,153
Weighted average common shares	4,710,467	4,677,841
Effect of dilutive securities:
Options to purchase common stock	132	—
Diluted average common shares	4,710,599	4,677,841
Earnings Per Share of Common Stock:
Basic	$0.37	$0.33
Diluted	$0.37	$0.33

7.	Commitments and Contingencies
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

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended December 31,
	2013	2012
Components of net periodic pension cost:
Service cost	$138,323	$158,723
Interest cost	255,076	236,562
Expected return on plan assets	(328,089)	(296,197)
Recognized loss	34,099	144,566
Net periodic pension cost	$99,409	$243,654

	Three Months Ended December 31,
	2013	2012
Components of postretirement benefit cost:
Service cost	$42,159	$53,283
Interest cost	150,671	132,961
Expected return on plan assets	(124,119)	(113,096)
Amortization of unrecognized transition obligation	—	47,224
Recognized loss	22,379	60,437
Net postretirement benefit cost	$91,090	$180,809

The Company contributed $300,000 to its pension plan during the three-month period ended December 31, 2013. The Company currently expects to make additional contributions of approximately $200,000 to its pension plan and $500,000 to its postretirement benefit plan prior to the end of its fiscal year.

9.	Fair Value Measurements
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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of December 31, 2013 and September 30, 2013:

RGC RESOURCES, INC. AND SUBSIDIARIES

		Fair Value Measurements - December 31, 2013
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$537,880	$—	$537,880	$—
Interest rate swaps	1,770,067	—	1,770,067	—
Total	$2,307,947	$—	$2,307,947	$—

		Fair Value Measurements - September 30, 2013
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$1,177,521	$—	$1,177,521	$—
Interest rate swaps	1,986,695	—	1,986,695	—
Total	$3,164,216	$—	$3,164,216	$—
Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At December 31, 2013 and September 30, 2013, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.
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
The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of December 31, 2013 and September 30, 2013.

RGC RESOURCES, INC. AND SUBSIDIARIES

		Fair Value Measurements - December 31, 2013
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Note payable	$15,000,000	$—	$—	$14,988,394
Current maturities of long-term debt	1,600,000	—	—	1,744,545
Long-term debt	11,400,000	—	—	11,978,181
Total	$28,000,000	$—	$—	$28,711,120

		Fair Value Measurements - September 30, 2013
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Note payable	$15,000,000	$—	$—	$14,976,818
Long-term debt	13,000,000	—	—	13,762,952
Total	$28,000,000	$—	$—	$28,739,770

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
FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of December 31, 2013 and September 30, 2013, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

10. Stock Options
On December 6, 2013, the Board of Directors granted 17,000 options to certain officers of the Company. In accordance with the Key Employee Stock Option Plan, the grant price of $18.95 was the closing price of the Company's stock on the grant date. The options become exercisable six months from the grant date and expire after ten years from the date of issuance.
Fair value at the grant date was $4.43 per option as calculated using the Black-Scholes option pricing model. Compensation expense will be recognized over the six months vesting period. Total compensation expense recognized through December 31, 2013 was $12,552.

11.	Subsequent Events
The Company has evaluated subsequent events through the date the financial statements were issued. There were no items not otherwise disclosed which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, RGC Resources, Inc. (“Resources” or the “Company”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to those set forth in the following discussion and within Item 1A “Risk Factors” of the Company’s 2013 Annual Report on Form 10-K. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.
Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.
The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2014. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the gas business. Improvement or decline in earnings for the balance of the fiscal year will depend primarily on weather conditions during the remaining winter months, energy costs, improvement or deterioration in the local economic environment and the level of operating and maintenance costs during the remainder of the year.
Overview
Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 59,300 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding localities through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for terms and conditions set by the Virginia State Corporation Commission (“SCC”).
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
Roanoke Gas has in place a weather normalization adjustment mechanism (“WNA”) based on a weather measurement band around the most recent 30-year temperature average (“normal"). Because the SCC authorizes billing rates for the utility operations of Roanoke Gas based on normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. Therefore, the WNA provides the Company with a level of earnings protection when weather is significantly warmer than normal and provides its customers with price protection when the weather is significantly colder than normal. The WNA mechanism provides for a weather band of 3% above and below the 30-year normal, whereby the Company

RGC RESOURCES, INC. AND SUBSIDIARIES

would bill its customers for the lost margin (excluding gas costs) for the impact of weather that was more than 3% warmer than normal or refund customers the excess margin earned for weather that was more than 3% colder than normal. The annual WNA period extends from April to March. For the nine-month WNA period ended December 31, 2013, the total number of heating degree days fell within the 3% weather band and thereby did not trigger a WNA accrual. Whether or not the WNA mechanism is utilized during the current year will be dependent on weather during the second fiscal quarter. The total number of heating degree days during the prior year WNA period were approximately 8% less than the 30-year average resulting in an estimated accrual of $182,000 during the quarter ended December 31, 2012. Although the WNA mechanism provides the Company with a method to recover margin not realized for warmer weather above the 3% weather band, the statistical models used in determining the WNA amount do not provide for a precise recovery of lost margin and therefore will vary in their results based not only on the magnitude of weather variation during the total WNA period but also on the variation for each month.
The Company also has an approved rate structure in place that mitigates the impact of financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs,” of its investment in natural gas inventory. The carrying cost revenue factor applied to the cost of inventory is based on the Company’s weighted-average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less inventory carrying cost ("ICC") revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighting of the components that are used to determine the weighted average cost of capital. As a result of a lower weighted-average cost of capital factor and lower storage levels due to colder weather, ICC revenues decreased by $31,000 from the same period last year.
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
Results of Operations
Three Months Ended December 31, 2013:
Net income increased by $168,635 for the quarter ended December 31, 2013 compared to the same period last year. Implementation of a non-gas rate increase and colder weather were the primary factors in the earnings improvement.
The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended December 31,
	2013	2012	Increase (Decrease)	Percentage
Operating Revenues
Gas Utilities	$19,760,987	$18,458,739	$1,302,248	7%
Other	250,207	287,853	(37,646)	(13)%
Total Operating Revenues	$20,011,194	$18,746,592	$1,264,602	7%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	2,071,123	2,007,151	63,972	3%
Transportation and Interruptible	850,382	736,060	114,322	16%
Total Delivered Volumes	2,921,505	2,743,211	178,294	6%
Heating Degree Days (Unofficial)	1,533	1,478	55	4%
Total operating revenues for the three months ended December 31, 2013, compared to the same period last year, increased primarily due to a 6% increase in total natural gas deliveries associated with a 4% increase in heating degree days.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended December 31,
	2013	2012	Increase (Decrease)	Percentage
Gross Margin
Gas Utilities	$8,088,993	$7,808,278	$280,715	4%
Other	113,999	128,205	(14,206)	(11)%
Total Gross Margin	$8,202,992	$7,936,483	$266,509	3%
Regulated natural gas margins from utility operations increased from the same period last year primarily as a result of the combination of higher natural gas deliveries and the implementation of a non-gas rate increase effective November 1, 2013. Residential and commercial volumes increased by 3%, which corresponds to the 4% increase in the number of heating degree days during the period. The impact of the increased volumes was mitigated by the recognition of $182,000 in WNA revenues in the prior year. As discussed in further detail above, WNA revenues offset some of the effects of the prior year's warmer weather while no WNA accrual was reflected in the current period. Industrial and transportation volumes, which tend to be less weather sensitive, increased by 16% due to improved economic activity.
The components of the gas utility margin increase are summarized below:
Net Margin Increase – Gas Utilities

Customer Base Charge	$73,032
Carrying Cost	(31,154)
Volumetric	416,864
WNA	(181,731)
Other Gas Revenues	3,704
Total	$280,715
Other margins declined by $14,206 from the same period last year primarily due to earnings on a one-time contract completed in the third quarter last year. Much of the "Other" revenues and margins are subject to variations in the level of activity and generally are associated with service contracts that have a limited duration or are subject to renewal on an annual or semi-annual basis. Current service contracts extend through the remainder of the fiscal year; however, any continuation beyond fiscal 2014 is uncertain.
Operation and maintenance expenses decreased by $161,493, or 5%, as significant reductions in employee benefit costs combined with a greater capitalization of overheads more than offset higher labor and contract service costs. Employee benefit costs declined by $204,000 due entirely to lower pension and postretirement benefit costs. An increase in the discount rates used to measure both plans' liabilities, combined with strong returns of both plans' assets, resulted in a significant improvement in funded status with a corresponding reduction in expense during the current fiscal year. In addition, the Company also capitalized $116,000 more in corporate overheads due to significantly higher capital expenditures related to the Company's pipeline renewal program during the quarter. Total capital expenditures increased by nearly $1.6 million for the quarter. Total labor and contracted services increased by $136,000 related to an increase in Company personnel and for work related to an SCC mandated meter set inspection and remediation program. This program requires the Company to inspect, on a three-year cycle, all meter installations and remediate any issues discovered as a result of those inspections. The remaining differences in operation and maintenance expenses were related to various other minor fluctuations in other expenses.
General taxes increased by $27,120, or 8%, primarily due to higher property taxes associated with increases in utility property and higher payroll taxes associated with an increase in Company employees.

Depreciation expense increased by $78,327, or 7%, on a corresponding increase in utility plant investment primarily due to the distribution pipeline replacement program.
Other income (expense), net, moved from an income position to a net expense position due to the payoff of the note receivable from ANGD, LLC on February 1, 2013.
Interest expense increased by $4,992, or 1%, due to an increase in the Company's line-of-credit usage.
Income tax expense increased by $106,751, which corresponds to the increase in pre-tax income for the quarter. The effective tax rate was 38% for both periods.

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
The Company considers an estimate to be critical if it is material to the financial statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. There have been no changes to the critical accounting policies as reflected in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.
Asset Management
Roanoke Gas uses a third party as an asset manager to manage its pipeline transportation and storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the third party pays Roanoke Gas a monthly utilization fee, which is used to reduce the cost of gas for customers. In October 2013, Roanoke Gas executed a new agreement with a new asset manager under terms similar to the expiring contract. The new agreement expires in March 2017.

Regulatory
On November 1, 2013, Roanoke Gas Company placed into effect new base rates, subject to refund, that provide for approximately $1,664,000 in additional annual non-gas revenues. The Company has recorded an estimated reserve that management believes, based on the information available at the time, may be refundable to customers. The amount of the final rate award may be more or less than the amount reflected in the financial statements and will not be known until the Commission issues its order. The public hearing on the request for this rate increase is scheduled for March 25, 2014, with a final order expected sometime after that date.
On August 16, 2013, the Company filed an application for a modification to the SAVE (Steps to Advance Virginia's Energy) Plan and Rider. The original SAVE Plan and Rider were approved by the SCC through an order issued on August 29, 2012. The original SAVE Plan was designed to facilitate the accelerated replacement of aging natural gas infrastructure assets by providing a mechanism for the Company to recover the related depreciation and expenses and return on rate base of the additional capital investment without the filing of a formal application for an increase in non-gas base rates. Under the original filing, the SAVE Plan primarily covered replacement of the Company's bare steel and cast iron natural gas distribution pipe. The Company began billing this rider to customers in January 2013 and stopped billing at the end of October 2013 as a result of the current rate case, which incorporates all SAVE Plan investment to date in the revenue requirements used to determine the final rate award. Under the modification, the Company sought to include two unique projects in the 2014 SAVE Plan year: the replacement of the boil off compressor at the Company's liquefied natural gas (LNG) plant and modifications to the natural gas transfer station located in Gala, VA. These replacements will enhance the safety and reliability of the Company's gas distribution system. On December 9, 2013, the Company received SCC approval to implement SAVE Rider rates effective January 1, 2014 to begin recovering the costs related to the pipeline replacement, installation of a new LNG boil off compressor and modifications to the natural gas transfer station.
The Company's provision for depreciation is based on composite straight-line rates as determined by depreciation studies required to be performed on the regulated utility assets of Roanoke Gas Company every five years. As the last depreciation study was completed five years ago, the Company is currently in the process of conducting a new depreciation study that will be implemented in the current year. The results of the study and the effect to the financial statements have not yet been determined. When the study is completed and approval is obtained from the SCC, the Company will implement the new rates for the current fiscal year.
In 2013, the SCC issued new inspection protocols for meter sets that require all meter sets to be inspected once every three years, on a continuous cycle. The Company has fully implemented the inspection and remediation program. The Company sought recovery of these anticipated inspection costs in its expedited rate case.
Capital Resources and Liquidity
Due to the capital intensive nature of the utility business, as well as the related weather sensitivity, the Company’s primary capital needs are the funding of its continuing construction program, the seasonal funding of its natural gas inventories,

RGC RESOURCES, INC. AND SUBSIDIARIES

accounts receivable and payment of dividends. To meet these needs, the Company relies on its operating cash flows, line-of-credit agreement, long-term debt and capital raised through the Company’s Dividend Reinvestment and Stock Purchase Plan (“DRIP”).
Cash and cash equivalents decreased by $2,349,305 for the three-month period ended December 31, 2013 compared to a $8,306,309 decrease for the same period last year. The significant reduction in cash flow last year was primarily due to the special $1.00 per share dividend paid by the Company on December 17, 2012, which used available cash, while the current year reflected an increased level of capital expenditures related to the Company's pipeline renewal program partially offset by increased line-of-credit activity. The following table summarizes the sources and uses of cash:

	Three Months Ended December 31,
	2013	2012
Cash Flow Summary Three Months Ended:
Used in operating activities	$(1,269,372)	$(2,177,213)
Used in investing activities	(4,079,428)	(2,493,557)
Provided by (used in) financing activities	2,999,495	(3,635,539)
Decrease in cash and cash equivalents	$(2,349,305)	$(8,306,309)

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
For the three months ended December 31, 2013, cash flow used in operations decreased by $907,841 from the prior year primarily due to an increase in over-collection of gas costs and a greater reduction in storage gas levels partially offset by reductions in accounts payable balances. Over-collection of gas costs increased by nearly $1.3 million for the quarter compared to approximately $400,000 increase during the same quarter last year. In addition, the Company withdrew more gas from storage to meet customer demand during the current quarter. Total storage volumes declined by 689,901 decatherms during the current quarter compared to only 73,773 decatherms for the same quarter last year. As a result, the level of commodity purchases during the quarter declined thereby reducing the level of accounts payable as compared to the same period last year. The cash generated from the greater use of gas in storage was used to reduce the accounts payable levels.
Investing activities are generally composed of expenditures under the Company’s construction program, which primarily involves replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe, improvements to the LNG plant, and to a lesser degree, expanding its natural gas system to meet the demands of customer growth. Cash flows used in investing activities increased by $1,585,871 due to an increased level of capital expenditures. In addition to the ongoing pipeline replacement program during the quarter, the Company also had expenditures related to extending service to two industrial customers, renovations to the corporate office building and system software upgrades. Capital expenditures are expected to continue at an increased level through the remainder of the current year as projects related to replacing the LNG boil off compressor and replacing the Gala, Va transfer station will be completed in addition to the ongoing pipeline replacement program. The Company currently expects to finish replacing the remaining bare steel and cast iron pipe within its natural gas distribution system over the next four years. In order to meet this goal, the Company anticipates capital expenditures will remain at elevated levels for the next few years. The depreciation add back to operating cash flows and net income is expected to provide a portion of the funding for the next few year's projected capital expenditures, with the balance of funding likely coming from corporate borrowing activity.
Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Financing activities moved from a $3,635,539 use of cash in the prior year period to a $2,999,495 source of cash in the current period. The primary drivers for the difference relate to the prior year's special $1.00 per share dividend paid by the Company on December 17, 2012 and increased utilization of the line-of-credit during the current year. The special dividend totaled $4,675,337, of which $425,630 was returned to the Company under the DRIP plan to purchase 21,951 shares of stock. Most of the remaining difference relates to net proceeds from the line-of-credit used to provide working capital. The Company's net borrowing under the line-of-credit was $3,814,386 for the current quarter compared to $1,279,216 for the prior quarter. The Company has been able to finance operations with its

RGC RESOURCES, INC. AND SUBSIDIARIES

operating cash flow without needing to access its line-of-credit over the last few years as cash flows have been positively affected by declining natural gas prices resulting in lower natural gas storage balances and accounts receivable in addition to accelerated and bonus tax depreciation deductions which have limited federal corporate income tax payments. However, with natural gas prices beginning to increase, the apparent end to bonus tax depreciation and ongoing higher levels of capital expenditures, the Company expects to increase utilization of its line-of-credit to provide funding for its operations.
The Company's line-of-credit agreement will expire on March 31, 2014, unless extended. The Company anticipates being able to extend or replace its current line-of-credit agreement upon expiration; however, there is no guarantee that the line-of-credit will be extended or replaced on terms comparable to those currently in place.
The Company's $15,000,000 unsecured variable rate note is scheduled to mature on March 31, 2014. Based on discussions with the current lender, the Company anticipates being able to extend this note prior to its maturity on a yearly basis under terms comparable to those currently in place until such time the corresponding swap on the note matures on November 30, 2015.
At December 31, 2013, the Company’s consolidated capitalization, including the note payable and line-of-credit, was 61% equity and 39% debt.

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
Interest Rate Risk
The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At December 31, 2013, the Company had $3,814,386 outstanding under its line-of-credit. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable rate debt outstanding during the period would have resulted in an increase in interest expense for the current period of approximately $5,000. The Company also has a $15,000,000 note payable and a $5,000,000 intermediate term variable rate note both of which are currently being hedged by fixed rate interest swaps. The remaining $8,000,000 balance of the long-term debt is at fixed rates.
Commodity Price Risk
The Company manages the price risk associated with purchases of natural gas by using a combination of liquefied natural gas (LNG) storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.
At December 31, 2013, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had 1,839,592 decatherms of gas in storage, including LNG, at an average price of $4.13 per decatherm. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

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
As of December 31, 2013, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.
Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information
ITEM 1 – LEGAL PROCEEDINGS
No changes.
ITEM 1A – RISK FACTORS
No changes.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
None.
ITEM 6 – EXHIBITS

Number	Description

10.1
Natural Gas Asset Management Agreement by and between Roanoke Gas Company and Sequent Energy Management LP effective November 1, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 9, 2013).

10.2
First Modification to Promissory Note in the principal amount of $8,000,000 by Roanoke Gas Company in favor of Wells Fargo Bank, N.A. dated December 23, 2013. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2013).

10.3
Second Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 23, 2013).

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
101**
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets at December 31, 2013 and September 30, 2013, (ii) Condensed Consolidated Statements of Income for the three months ended December 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012, and (v) Condensed Notes to Condensed Consolidated Financial Statements.

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

RGC Resources, Inc.

Date: February 6, 2014	By:	/s/ Paul W. Nester
Paul W. Nester
Vice President, Treasurer and CFO