Form 10-K
period 2014-09-30
RGC RESOURCES INC
filed 2014-12-12
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014	Commission file number 000-26591

RGC RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1909697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

519 Kimball Avenue, N.E., Roanoke, VA	24016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (540) 777-4427

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $5 Par Value	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: March 31, 2014. $83,975,171

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 30, 2014
COMMON STOCK, $5 PAR VALUE	4,721,793 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the RGC Resources, Inc. 2014 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof.

Portions of the RGC Resources, Inc. Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

In 2000, the information technology department of Resources formed Application Resources, Inc. under RGC Ventures of Virginia, Inc. to provide information technology consulting services. In 2011, the Company also formed The Utility Consultants under RGC Ventures of Virginia, Inc. to provide utility and regulatory consulting services to other utilities. The operations of RGC Ventures of Virginia, Inc. contributed less than 3% of the other revenues of Resources during fiscal 2014. Diversified Energy Company currently has no active operations.

Services

RGC Resources, Inc. is an energy services company engaged in the sale and distribution of natural gas through its Roanoke Gas subsidiary. Roanoke Gas maintains an integrated natural gas distribution system to deliver natural gas purchased from suppliers to residential, commercial and industrial users in its service territory. The schedule below is a summary of customers, delivered volumes (expressed in decatherms), revenues and margins as a percentage of the total for each category. A decatherm (“DTH”) is the industry standard for the unit of measure for natural gas and is the heat equivalent of one million BTU where one BTU is equal to the amount of heat required to raise the temperature of one pound of liquid water by one degree Fahrenheit.

	2014
	Customers	Volume	Revenue	Margin

Residential	91.2%	40%	57%	58%
Commercial	8.7%	29%	34%	25%
Industrial	0.1%	31%	6%	12%
Other Utility	0.0%	0%	1%	3%
Other Non-Utility	0.0%	0%	2%	2%

Total Percent	100.0%	100%	100%	100%

Total Value	58,553	10,087,651	$75,016,134	$29,337,089

	2013
	Customers	Volume	Revenue	Margin

Residential	91.2%	41%	57%	58%
Commercial	8.7%	28%	33%	25%
Industrial	0.1%	31%	6%	12%
Other Utility	0.0%	0%	2%	3%
Other Non-Utility	0.0%	0%	2%	2%

Total Percent	100.0%	100%	100%	100%

Total Value	58,238	9,408,894	$63,205,666	$27,602,891

	2012
	Customers	Volume	Revenue	Margin

Residential	91.2%	36%	56%	56%
Commercial	8.7%	28%	33%	25%
Industrial	0.1%	36%	7%	12%
Other Utility	0.0%	0%	2%	5%
Other Non-Utility	0.0%	0%	2%	2%

Total Percent	100.0%	100%	100%	100%

Total Value	57,941	8,317,496	$58,799,687	$26,933,097

Roanoke Gas’ regulated natural gas distribution business accounted for approximately 98% of Resources total revenues and gross margin for fiscal years ending September 30, 2014, 2013 and 2012. The tables above indicate that residential customers represent over 90% of the Company’s customer total; however, they represent less than 50% of the total gas volumes delivered and just over half of the Company’s consolidated margin. Industrial customers primarily include transportation customers that purchase their natural gas requirements directly from a supplier other than the Company and utilize Roanoke Gas’ natural gas distribution system for delivery to their operations. Most of the revenue billed for these customers relates only to transportation service and not to the purchase of natural gas, causing total revenues generated by these deliveries to be approximately 6% even though they represent 31% of total natural gas deliveries for the year ended September 30, 2014 and approximately 12% of gross margin for each of the years presented.

The Company’s revenues are affected by changes in gas costs as well as by changes in consumption volume due to weather and economic conditions and changes in the non-gas portion of customer billing rates. Increases or decreases in the cost of natural gas are passed on to customers through the purchased gas adjustment mechanism as explained in further detail in Note 1 of the Company’s annual consolidated financial statements. Significant increases in gas costs may cause customers to conserve, or in the case of industrial customers, to switch to alternative energy sources.

The Company’s residential and commercial sales are seasonal and temperature-sensitive as the majority of the gas sold by Resources to these customers is used for heating. For the fiscal year ended September 30, 2014, approximately 67% of the Company’s total DTH of natural gas deliveries and 77% of the residential and commercial deliveries were made in the five-month period of November through March. This represents an increase of 1% in total and 2% in residential and commercial deliveries from the same period last year. The increase in volume is attributable to the current fiscal year having 9% more heating degree days. Total natural gas deliveries were 10.1 million DTH, 9.4 million DTH and 8.3 million DTH in fiscal 2014, 2013 and 2012, respectively.

Suppliers

Roanoke Gas relies on multiple interstate pipelines including those operated by Columbia Gas Transmission Corporation and Columbia Gulf Transmission Corporation (together “Columbia”), and East Tennessee Natural Gas Company (“East Tennessee”), Tennessee Gas Pipeline, Midwestern Gas Transmission and Saltville Gas Storage Company, LLC to transport natural gas from the production and storage fields to Roanoke Gas’ distribution system. Roanoke Gas is directly served by two pipelines, Columbia and East Tennessee. Columbia historically has delivered between 50% and 60% of the Company’s gas supply, while East Tennessee delivers the balance of the Company’s requirements. The rates paid for natural gas transportation and storage services purchased from the interstate pipeline companies are established by tariffs approved by FERC (Federal Energy Regulatory Commission). These tariffs contain flexible pricing provisions, which, in some instances, authorize these transporters to reduce rates and charges to meet price competition. The current pipeline contracts expire at various times from 2014 to 2020. The Company anticipates being able to renew these contracts or enter into other contracts to meet customers’ continued demand for natural gas.

The Company manages its pipeline contracts and liquefied natural gas storage (“LNG”) facility in order to provide for sufficient capacity to meet the natural gas demands of its customers. The maximum daily winter capacity for delivery into Roanoke Gas’ distribution system under the interstate pipelines is 78,606 DTH per day. The LNG facility, which is capable of storing up to 220,000 DTH of natural gas in a liquid state for use during peak demand, has the capability of providing an additional 33,000 DTH per day. Combined, the pipelines and LNG facility can provide more than 111,000 DTH on a single winter day. In fiscal 2014, the Company realized a maximum one day-customer demand of 87,390 DTH.

The Company uses multi-year contracts to meet its natural gas supply needs. The Company currently contracts with Sequent Energy Management, L.P. to manage its pipeline transportation and storage rights and gas supply inventories and deliveries and serve as the primary supplier of natural gas for Roanoke Gas. Natural gas purchases under the asset management agreement are priced at indexed-based market prices as reported in major industry pricing publications. The Company expects its firm supply agreements will be sufficient to meet customer demands for natural gas during the term of the agreement, which expires March 31, 2017.

The Company uses summer storage programs to supplement gas supply requirements during the winter months. During the summer months, the Company injects gas into its LNG facility. In addition, the Company has contracted for storage capacity from Columbia, Tennessee Gas Pipeline and Saltville Gas Storage Company, LLC for a combined total of more than 2.4 million DTH of storage capacity. The balance of the Company’s annual natural gas requirements are met primarily through market purchases made by its asset manager.

Competition

The Company’s natural gas utility operates in a regulated, monopolistic environment. Roanoke Gas currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in its Virginia service areas. These franchises generally extend for multi-year periods and are renewable by the municipalities, including exclusive franchises in the cities of Roanoke and Salem and the town of Vinton, Virginia, all of which expire December 31, 2015.

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

Although Roanoke Gas has exclusive rights for the distribution of natural gas in its service area, the Company competes with suppliers of other energy sources such as fuel oil, electricity, propane, coal and solar. Competition can be intense among the other energy sources and can be based primarily on price. This is particularly true for those industrial applications that have the ability to switch to alternative fuels. The relationship between supply and demand has the greatest impact on the price of natural gas. Greater demand for natural gas for electric generation and other uses can provide upward pressure on the price of natural gas. Currently, a plentiful supply of natural gas, mostly due to new drilling and extraction processes in shale formations, has served to maintain prices at lower levels. The Company continues to see a demand for its product and extends service to the new residential construction markets located along or near gas distribution mains in its service area. However, as the economic environment has limited new construction activity, the rate of new customer growth in recent years has remained below historical levels.

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

At the local level, Roanoke Gas is further regulated by the municipalities and localities that grant franchises for the placement of gas distribution pipelines and the operation of gas distribution networks within their jurisdictions.

Employees

At September 30, 2014, Resources and its subsidiaries had 131 full-time employees and 138 total employees. As of that date, 39 employees, or 30% of the Company’s full-time employees, belonged to the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial International Union, Local No. 515 and were represented under a collective bargaining agreement. The Union has been in place at the Company since 1952. The current collective bargaining agreement will expire on July 31, 2015. Management maintains an amicable relationship with the union.

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

The Company is committed to the safe and reliable delivery of natural gas to its customers. Working in concert with this commitment are numerous laws and regulations at both the federal and state levels. The Company is diligent in complying with these regulations and is subject to ongoing inspections and reviews. Failure to comply with such requirements could result in the levy of significant fines. Recent enforcement actions by the Virginia Division of Utility and Railroad Safety have resulted in increased fines for gas distribution companies across the state3. There are inherent risks that may be beyond the Company’s control, including third party actions, which could result in damage to pipeline facilities, injury and even death. Such incidents could subject the Company to lawsuits, large fines, increased scrutiny and loss of customers, all of which could have a significant effect on the Company’s financial position and results of operation.

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

Numerous potential risks are inherent in the operation of a natural gas distribution system and LNG storage facility including unanticipated or unforeseen events that are beyond the control of the Company. Examples of such events include adverse weather conditions, acts of terrorism, accidents, equipment breakdowns, failure of upstream pipelines and storage facilities, as well as catastrophic events such as explosions, fires, earthquakes, floods, or other similar events. These risks could result in injury or loss of life, property damage, pollution and customer service disruption resulting in potentially significant financial losses. The Company maintains insurance policies with financially sound carriers to protect against many of these risks. If losses result from a risk that is not fully covered by insurance, the Company’s financial condition could be significantly impacted if it were unable to recover such losses from customers through the regulatory rate making process. Even if the Company did not incur a direct financial loss as a result of any of the events noted above, it could encounter significant reputational damage from a reliability, safety, integrity or similar viewpoint, ultimately resulting in longer-term negative impact on earnings.

Weather conditions may cause revenues and earnings to vary from year to year.

The Company’s revenues and earnings are highly dependent upon weather conditions, specifically winter weather. The Company’s rate structure currently has a weather normalization adjustment factor that results in either a recovery or refund of revenues due to any variation from the 30-year average for heating degree-days. If the provision for the weather normalization adjustment were removed from its rate structure, the Company would be exposed to a much greater risk related to weather variability resulting in earnings volatility. A colder than normal winter could cause the Company to incur higher than normal operating and maintenance costs with no benefit of additional revenues to offset those costs.

Business activities are concentrated in a limited geographic region.

Changes in the Roanoke Valley’s economy, politics, regulations and weather patterns could negatively impact the existing customer base, leading to declining usage patterns and financial condition of customers, both of which could adversely affect earnings.

Competition from other energy providers.

The Company competes with other energy providers in its service territory, including those that provide electricity, propane, coal, fuel oil and solar. A significant competitive factor is price. Higher natural gas costs or decreases in the price of other energy sources may lead to competition and encourage customers to convert their gas-fired equipment to systems that use alternative energy sources, thus lowering natural gas deliveries and earnings. Price considerations could also inhibit customer and revenue growth if builders and developers do not perceive natural gas to be a better value than other energy options and elect to install heating systems that use an energy source other than natural gas.

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

Volatility in the price and availability of natural gas.

Natural gas purchases represent the single largest expense of the Company. Even with increasing demand from other areas including electric generation, natural gas prices are currently expected to remain stable in the near term, although there can be no guarantee to that effect. However, if restrictions on drilling for natural gas in the shale rock formations are imposed at either federal, state or local levels due to environmental or other concerns or other exploration and development restrictions on conventional drilling are enacted, the price of natural gas could escalate. Furthermore, if demand for natural gas increases at a rate in excess of current expectations, natural gas prices could also face upward pressure. Increasing natural gas prices could make natural gas a less attractive energy source to the Company’s customers; thereby potentially resulting in declining sales as well as increases in bad debt expense.

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

The Company’s natural gas operations are regulated by the SCC. The SCC approves the rates that the Company charges its natural gas customers. If the SCC did not allow rates that provided for the timely recovery of costs or a reasonable rate of return on investment in natural gas distribution facilities, earnings could be negatively impacted. Issuance of debt and equity are also subject to SCC regulation and approval. Delays or lack of approvals could inhibit the ability to access capital markets and negatively impact liquidity or earnings.

Access to capital to maintain liquidity.

The Company relies on a variety of capital sources to operate its business and fund capital expenditures, including internally generated cash from operations, short-term borrowings under its line-of-credit, proceeds from stock issued under the Dividend Reinvestment and Stock Purchase Plan (“DRIP”) and other sources. Access to a line-of-credit is essential to provide seasonal funding of natural gas operations and provide capital budget bridge financing. Access to capital markets and other long-term funding sources is important to provide more predictable financing for capital outlays. The ability of the Company to maintain and renew its line-of-credit and to secure longer-term financing is critical to operations. Adverse market trends or deterioration in the financial condition of the Company could increase the cost of borrowing or limit the Company’s ability to secure adequate funding.

If we fail to comply with our debt covenant obligations, we could experience adverse financial consequences that could affect our liquidity and ability to borrow funds.

Our long-term debt obligations and bank line of credit contain financial covenants. Noncompliance with any of these covenants could result in an event of default which, if not cured or waived, could accelerate payment on outstanding debt obligations or cause prepayment penalties. In such an event, we may not be able to refinance or repay all of our indebtedness, to pay dividends or have sufficient liquidity to meet our operating and capital expenditure requirements. Any such acceleration would cause a material adverse change in our financial condition.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Included in “Utility Plant” on the Company’s consolidated balance sheet are storage plant, transmission plant, distribution plant and general plant of Roanoke Gas as categorized by natural gas utilities. The Company has approximately 1,114 miles of transmission and distribution pipeline with transmission and distribution plant representing more than 86% of the total investment in plant. The transmission and distribution pipelines are located on or under public roads and highways or private property for which the Company has obtained the legal authorization and rights to operate.

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

Although the Company considers its present properties adequate, management continues to evaluate the adequacy of its current facilities and intends to complete the replacement of its remaining cast iron and bare steel pipeline within the next three years.

Item 3.	Legal Proceedings.

The Company is a defendant in two civil lawsuits associated with a November 2009 explosion and fire at a West Virginia residence, allegedly due to propane ignition. This residence was served by a propane tank installed prior to the 2004 sale of Highland Propane assets (the Company’s former subsidiary) to Inergy Propane, LLC (“Inergy”). Inergy retained the name Highland Propane and assumed ownership for all propane tanks including the tank located at the residence identified in the suits. A trial date is tentatively scheduled for early 2015.

The Company believes that the amount of ultimate liability, if any, with respect to these suits or any other actions, will not materially affect the Company’s financial position, results of operations, or liquidity.

The Company is not known to be a party to any other pending legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item	Executive Officers of the Registrant.

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on February 2, 2015.

The names, ages and positions of all of the executive officers of RGC Resources, Inc. as of September 30, 2014, are listed below with their business experience for at least the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Previous and present position and experience:

Name and Age	Period Position Held	Position and Experience
John B. Williamson, III, 60	February 2014 to present	Chairman

	January 2002 to February 2014	President, CEO & Chairman

John S. D’Orazio, 54	February 2014 to present October 2012 to February 2014 January 2003 to September 2012	President & CEO – Resources President & CEO – Roanoke Gas Vice President & COO – Roanoke Gas

Dale P. Lee, 59	January 2002 to present	Vice President & Secretary

Paul W. Nester, 40	May 2012 to present	Vice President, Treasurer & CFO

Robert L. Wells, II, 51	March 2010 to April 2012 June 2007 to February 2010 February 2005 to present	Chief Financial Officer, UXB International Manager, Finance, ITT Exelis Vice President, Information Technology

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The information set forth under the caption “Market Price and Dividend Information” in the 2014 Annual Report to Shareholders is incorporated herein by reference. As of November 30, 2014, there were 1,262 holders of record of the Company’s common stock. This number does not include all beneficial owners of common stock who hold their shares in “street name.”

Comparisons of Cumulative Total Shareholder Returns

The following performance graph compares the Company’s total shareholder return from September 30, 2009 through September 30, 2014 with the Dow Jones US Utility Index, a utility based index, and the Standard & Poor’s 500 Stock Index (S&P 500 Index), a broad market index.

The graph below reflects the value of a hypothetical investment of $100 made September 30, 2009 in the Company’s common stock and in each index through September 30, 2014, assuming the reinvestment of all dividends. Historical stock price performance as reflected on the graph is not indicative of future price performance. The total value at the end of the five years was $187 for the Company’s common stock, $191 for the Dow Jones US Utilities Index and $207 for the S&P 500 Index.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
September 2014
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2009
2010
2011
2012
2013
2014
RGC Resources Inc.
S&P 500 Index - Total Returns
Dow Jones US Utilities Index

A summary of the Company’s equity compensation plans follows as of September 30, 2014:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	38,000	$18.98	155,223
Equity compensation plans not approved by security holders	—	—	—

Total	38,000	$18.98	155,223

Item 6.	Selected Financial Data.

The information set forth under the caption “Selected Financial Data” in the 2014 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis” in the 2014 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks associated with interest rates and commodity prices. Interest rate risk is related to the Company’s outstanding variable rate debt. Commodity price risk is experienced by the Company’s regulated natural gas operations. The Company’s risk management policy, as authorized by the Company’s Board of Directors, allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations.

Interest Rate Risk

The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. As of September 30, 2014, the Company has $9,045,050 outstanding under its variable rate line-of-credit. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable rate debt outstanding during the year would have resulted in an increase in interest expense for the current year of approximately $13,600. The Company’s remaining debt is at a fixed rate.

Commodity Price Risk

The Company is also exposed to market risks through its natural gas operations associated with commodity prices. The Company’s hedging and derivatives policy, as authorized by the Company’s Board of Directors, allows management to enter into both physical and financial transactions for the purpose of managing the commodity risk of its business operations. The policy also specifies that the combination of all commodity hedging contracts for any 12-month period shall not exceed a total hedged volume of 90% of projected volumes. The policy specifically prohibits the use of derivatives for the purposes of speculation.

The Company manages the price risk associated with purchases of natural gas by using a combination of liquefied natural gas (LNG) storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.

At September 30, 2014, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had approximately 2,424,000 decatherms of gas in storage, including LNG, at an average price of $4.71 per decatherm compared to 2,529,000 decatherms at an average price of $4.08 per decatherm last year. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, and any additional costs or benefits associated with the settlement of the derivative contracts and other price hedging techniques are passed through to customers when realized through the regulated natural gas PGA mechanism.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of the registrant included in the 2014 Annual Report to Shareholders are incorporated herein by reference:

1.	Consolidated Balance Sheets as of September 30, 2014 and 2013

2.	Consolidated Statements of Income for the Years Ended September 30, 2014, 2013 and 2012

3.	Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2014, 2013 and 2012

4.	Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2014, 2013 and 2012

5.	Consolidated Statements of Cash Flows for the Years ended September 30, 2014, 2013 and 2012

6.	Notes to Consolidated Financial Statements for the Years ended September 30, 2014, 2013 and 2012

7.	Report of Independent Registered Public Accounting Firm

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As of September 30, 2014, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and include those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The Company has conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of September 30, 2014, based on the framework set forth in “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, the Company concluded that, as of September 30, 2014, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Brown, Edwards & Company, LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RGC Resources, Inc.

Roanoke, Virginia

We have audited RGC Resources, Inc. and Subsidiaries (“the Company”)’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RGC Resources, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RGC Resources, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of RGC Resources, Inc. and Subsidiaries, and our report dated November 28, 2014 expressed an unqualified opinion.

/s/ Brown, Edwards & Company, L.L.P.

CERTIFIED PUBLIC ACCOUNTANTS

1715 Pratt Drive, Suite 2700

Blacksburg, Virginia

November 28, 2014

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” at the end of Part I of this report. For information with respect to the Company’s directors and nominees and the Company’s Audit Committee and Audit Committee financial experts, see Proposal 1 “Election of Directors of Resources” and “Report of the Audit Committee of the Board of Directors”, respectively, in the Proxy Statement for the 2015 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference.

For information regarding the process for identifying and evaluating candidates to be nominated as directors and procedures for shareholders to communicate with directors, see “Report of the Governance and Nominating Committee of the Board of Directors” and “Shareholder Communications with the Board” in the Proxy Statement for the 2015 Annual Meeting of Shareholders of Resources, which is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2015 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

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

The information set forth under the caption “Report of the Compensation Committee of the Board of Directors” in the Proxy Statement for the 2015 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information pertaining to securities authorized for issuance under equity compensation plans, see Part II, Item 5 above.

The information pertaining to shareholders beneficially owning more than five percent of the registrant’s common stock and the security ownership of management, which is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the 2015 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

No transactions occurred, either individually or in the aggregate, with related parties in excess of $120,000.

The information pertaining to director independence is set forth under the caption “Board of Directors and Committees of the Board of Directors” in the Proxy Statement for the 2015 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement for the 2015 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this report:

1.	Financial statements filed as part of this report:

All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

2.	Financial statement schedules filed as part of this report:

All information is inapplicable or presented in the consolidated financial statements or related notes thereto.

3.	Exhibits to this Form 10-K filed as part of this report:

4(b)	RGC Resources, Inc., Amended and Restated Dividend Reinvestment and Stock Purchase Plan

13	2014 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21	Subsidiaries of the Company

23	Consent of Brown, Edwards & Company, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101**	The following documents from the Registrant’s Annual Report on Form 10-K for the years ended September 30, 2014, 2013 and 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended September 30, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, 2013 and 2012, (iv) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RGC RESOURCES, INC.

By:	/S/ PAUL W. NESTER	December 12, 2014
	Paul W. Nester	Date
Vice President, Treasurer and CFO
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ JOHN S. D’ORAZIO John S. D’Orazio	December 12, 2014 Date	President and Chief Executive Officer, Director

/S/ PAUL W. NESTER Paul W. Nester	December 12, 2014 Date	Vice President, Treasurer and CFO (principal accounting and financial officer)

/S/ JOHN B. WILLIAMSON, III John B. Williamson, III	December 12, 2014 Date	Chairman of the Board and Director

/S/ NANCY HOWELL AGEE Nancy Howell Agee	December 12, 2014 Date	Director

/S/ ABNEY S. BOXLEY, III Abney S. Boxley, III	December 12, 2014 Date	Director

/S/ MARYELLEN F. GOODLATTE Maryellen F. Goodlatte	December 12, 2014 Date	Director

/S/ J. ALLEN LAYMAN J. Allen Layman	December 12, 2014 Date	Director

/S/ GEORGE W. LOGAN George W. Logan	December 12, 2014 Date	Director

/S/ S. FRANK SMITH S. Frank Smith	December 12, 2014 Date	Director

/S/ RAYMOND D. SMOOT, JR. Raymond D. Smoot, Jr.	December 12, 2014 Date	Director

EXHIBIT INDEX

Exhibit No.	Description

3 (a)	Articles of Incorporation of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

3 (b)	Amended and Restated Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) of the Form 10-K for the year ended September 30, 2011)

4 (a)	Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 3(b) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (b)	RGC Resources, Inc., Amended and Restated Dividend Reinvestment and Stock Purchase Plan

10 (a)	Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (b)	NTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(g)(g)(g) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10 (c)	FSS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(h)(h)(h) of the Quarterly Report Form 10-Q for the period ended December 31, 2004)

10 (d)	FTS Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(i)(i)(i) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10 (e)	SST Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004)

10 (f)	FTS-1 Service Agreement between Columbia Gulf Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(k)(k)(k) of the Quarterly Report on Form 10-Q for period ended December 31, 2004)

10 (g)	ITS-1 Service Agreement between Columbia Gulf Transmission Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (h)	Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (i)	Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (j)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek II between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (k)	Gas Storage Contract under rate schedule FS (Production Area) Bear Creek I between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (l)	Gas Storage Contract under rate schedule FS (Market Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (m)	FTA Gas Transportation Agreement effective November 1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (n)	FTS Service Agreement effective November 1, 1999, between Columbia Gas Transmission Corporation and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file reference number 0-367))

10 (o)	Firm Storage Service Agreement effective March 19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (p)	Firm Storage Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file number reference 0-367))

10 (q)	Firm Pipeline Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file number reference 0-367))

10 (r)	Natural Gas Asset Management Agreement by and between Roanoke Gas Company and Sequent Energy Management LP effective as November 1, 2013 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed October 9, 2013 (SEC file number reference 0-367))

10 (s)	FTS-2 Service Agreement between Columbia Gas Transmission Corporation and Roanoke Gas Company dated September 3, 2004 (incorporated herein by reference to Exhibit 10(q)(q)(q) of the Quarterly Report on Form 10-Q for the period ended December 31, 2004 (SEC file number reference 0-367))

10 (t)	Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (u)	Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (v)	Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (w)	Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (x)	Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (y)	Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10 (z)	Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987)

10 (a) (a)	Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated July 2, 1996 (incorporated herein by reference to Exhibit 10(n)(n) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (b) (b)	Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated July 9, 1996 (incorporated herein by reference to Exhibit 10(o)(o) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (c) (c)	Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated July 12, 1996 (incorporated herein by reference to Exhibit 10(p)(p) of Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC file number reference 0-367))

10 (d) (d)	RGC Resources Amended and Restated Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999)

10 (e) (e)	RGC Resources, Inc. Amended and Restated Stock Bonus Plan (incorporated herein by reference to Exhibit 10 on Form 8-K filed on January 27, 2005 (SEC file reference number 0-367))

10 (f) (f)	RGC Resources, Inc. Restricted Stock Plan for Outside Directors (incorporated herein by reference to Exhibit 10(r)(r) of Annual Report on Form 10-K for the fiscal year ended September 30, 1999 SEC file reference number 0-367)

10 (g) (g)	Change in Control Agreement between Paul W. Nester and RGC Resources, Inc. effective May 15, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed May 17, 2012 (SEC file number reference 0-367))

10 (h) (h)	Change in Control Agreement by and between RGC Resources, Inc. and Dale P. Lee effective May 1, 2010 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 31, 2010 (SEC file number reference 0-367))

10 (i) (i)	Change in Control Agreement by and between RGC Resources, Inc. and Robert L. Wells, II effective May 1, 2010 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed March 31, 2010 (SEC file number reference 0-367))

10 (j) (j)	Change in Control Agreement between RGC Resources, Inc. and Mr. Carl J. Shockley effective March 31, 2014 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed April 3, 2014)

10 (k) (k)	Change in Control Agreement between John B. Williamson, III and RGC Resources, Inc. effective April 1, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 4, 2011 (SEC file number reference 0-367))

10 (l) (l)	Change in Control Agreement between John S. D’Orazio and RGC Resources, Inc. effective April 1, 2011 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed April 4, 2011 (SEC file number reference 0-367))

10 (m) (m)	Revolving Line of Credit Note in the original principal amount of $19,000,000 by Roanoke Gas Company in favor of Wells Fargo Bank, N.A. dated March 31, 2014 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 3, 2014)

10 (n)(n)	Promissory Note in the original amount of $15,000,000 by Roanoke Gas Company in favor of Wells Fargo Bank, N.A. dated March 31, 2014 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed April 3, 2014)

10 (o)(o)	Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated March 30, 2012 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed April 3, 2012 (SEC file number reference 0-367))

10 (p)(p)	Third Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated March 31, 2014 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed April 3, 2014)

10 (q)(q)	Unconditional Guaranty by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated November 28, 2005 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed December 2, 2005 (SEC file number reference 0-367))

10 (r)(r)	ISDA Master Agreement by and between SunTrust Bank and Roanoke Gas Company dated October 7, 2002 (incorporated herein by reference to Exhibit 10(j)(j)(j) of the Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (SEC file number reference 0-367))

10 (s)(s)	Indemnification and Cost Sharing Agreement by and between RGC Resources, Inc., Bluefield Gas Company and ANGD, LLC (incorporated herein by reference to Exhibit 10(x)(x) on Form 10-K as filed December 21, 2007 (SEC file number reference 0-367))

10 (t)(t)	Note Purchase Agreement for 4.26% Senior Guaranteed Notes due September 18, 2034 in the original principal amount of $30,500,000 in favor of The Prudential Insurance Company of America, PAR U Hartford Life & Annuity Comfort Trust and PRUCO Life Insurance Company of New Jersey (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed August 4, 2014)

10 (u)(u)	Unconditional Parent Guaranty by RGC Resources, Inc. in favor of each of the olders of the notes: The Prudential Life Insurance Company of America, PAR U Hartford Life & Annuity Comfort Trust and PRUCO Life Insurance Company of New Jersey (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed August 4, 2014)

10 (v)(v)	4.26% Senior Guaranteed Notes due September 18, 2034 in the original principal amount of $15,250,000 in favor of The Prudential Insurance Company of America (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed September 23, 2014)

10 (w)(w)	4.26% Senior Guaranteed Notes due September 18, 2034 in the original principal amount of $9,700,000 in favor of PAR U Hartford Life & Annuity Comfort Trust (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed September 23, 2014)

10 (x)(x)	4.26% Senior Guaranteed Notes due September 18, 2034 in the original principal amount of $5,550,000 in favor of PRUCO Life Insurance Company of New Jersey (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed September 23, 2014)

10 (y)(y)	ISDA Master Agreement by and between Roanoke Gas Company and Branch Bank and Trust dated as of October 27, 2008 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed November 5, 2008 (SEC file number reference 0-367))

10 (z)(z)	Unconditional guaranty by and between RGC Resources, Inc. and Wachovia Bank, National Association, dated March 23, 2009 for the benefit of Roanoke Gas Company (incorporated by reference to Exhibit 10.2 on Form 8-K as filed March 26, 2009 (SEC file number reference 0-367))

13	2014 Annual Report to Shareholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K)

21	Subsidiaries of the Company

23	Consent of Brown, Edwards & Company, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101	The following documents from the Registrant’s Annual Report on Form 10-K for the years ended September 30, 2014, 2013 and 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended September 30, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, 2013 and 2012, (iv) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.