Form 10-Q
period 2014-12-31
RGC RESOURCES INC
filed 2015-02-06
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended December 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2015
Common Stock, $5 Par Value	4,722,352

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	December 31, 2014	September 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$699,939	$849,757
Accounts receivable (less allowance for uncollectibles of $203,942 and $70,747, respectively)	10,957,568	3,730,173
Materials and supplies	892,152	893,672
Gas in storage	9,255,754	11,402,990
Prepaid income taxes	1,942,827	1,144,214
Deferred income taxes	1,660,011	1,704,320
Under-recovery of gas costs	—	180,831
Other	1,774,869	1,104,660
Total current assets	27,183,120	21,010,617
UTILITY PROPERTY:
In service	161,273,321	155,360,200
Accumulated depreciation and amortization	(51,258,655)	(50,645,642)
In service, net	110,014,666	104,714,558
Construction work in progress	1,904,941	4,029,019
Utility plant, net	111,919,607	108,743,577
OTHER ASSETS:
Regulatory assets	9,279,994	9,273,389
Other	322,402	293,139
Total other assets	9,602,396	9,566,528
TOTAL ASSETS	$148,705,123	$139,320,722
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	December 31, 2014	September 30, 2014
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings under line-of-credit	$15,523,936	$9,045,050
Dividends payable	909,053	873,326
Accounts payable	5,511,277	5,367,299
Customer credit balances	1,513,076	1,373,927
Customer deposits	1,642,049	1,492,150
Accrued expenses	1,664,641	2,200,882
Over-recovery of gas costs	190,870	—
Total current liabilities	26,954,902	20,352,634
LONG-TERM DEBT	30,500,000	30,500,000
DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	4,843,961	4,802,015
Regulatory cost of retirement obligations	8,739,005	8,575,147
Benefit plan liabilities	7,932,154	8,459,436
Deferred income taxes and investment tax credits	16,641,118	14,610,643
Total deferred credits and other liabilities	38,156,238	36,447,241
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 4,722,076 and 4,720,378, respectively	23,610,380	23,601,890
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	8,277,211	8,237,228
Retained earnings	22,336,378	21,321,055
Accumulated other comprehensive loss	(1,129,986)	(1,139,326)
Total stockholders’ equity	53,093,983	52,020,847
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,705,123	$139,320,722

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013
UNAUDITED

	Three Months Ended December 31,
	2014	2013
OPERATING REVENUES:
Gas utilities	$20,998,278	$19,760,987
Other	251,787	250,207
Total operating revenues	21,250,065	20,011,194
COST OF SALES:
Gas utilities	12,514,594	11,671,994
Other	113,328	136,208
Total cost of sales	12,627,922	11,808,202
GROSS MARGIN	8,622,143	8,202,992
OTHER OPERATING EXPENSES:
Operations and maintenance	3,424,652	3,343,350
General taxes	405,510	388,197
Depreciation and amortization	1,277,629	1,198,799
Total other operating expenses	5,107,791	4,930,346
OPERATING INCOME	3,514,352	3,272,646
OTHER EXPENSE, Net	(5,879)	(25,135)
INTEREST EXPENSE	397,067	464,453
INCOME BEFORE INCOME TAXES	3,111,406	2,783,058
INCOME TAX EXPENSE	1,187,030	1,060,270
NET INCOME	$1,924,376	$1,722,788
BASIC EARNINGS PER COMMON SHARE	$0.41	$0.37
DILUTED EARNINGS PER COMMON SHARE	$0.41	$0.37
DIVIDENDS DECLARED PER COMMON SHARE	$0.1925	$0.1850
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013
UNAUDITED

	Three Months Ended December 31,
	2014	2013
NET INCOME	$1,924,376	$1,722,788
Other comprehensive income, net of tax:
Interest rate SWAPs	—	134,396
Defined benefit plans	9,340	6,490
OTHER COMPREHENSIVE INCOME, NET OF TAX	9,340	140,886
COMPREHENSIVE INCOME	$1,933,716	$1,863,674
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS
ENDED DECEMBER 31, 2014 AND 2013
UNAUDITED

	Three Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,924,376	$1,722,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,305,693	1,247,260
Cost of removal of utility plant, net	(92,658)	(82,487)
Stock option grants	13,940	12,552
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(4,566,369)	(4,169,485)
Net cash used in operating activities	(1,415,018)	(1,269,372)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(4,377,176)	(4,083,171)
Proceeds from disposal of equipment	2,282	3,743
Net cash used in investing activities	(4,374,894)	(4,079,428)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line-of-credit agreement	13,602,687	8,797,079
Repayments under line-of-credit agreement	(7,123,800)	(4,982,693)
Proceeds from issuance of stock (1,698 and 1,721 shares, respectively)	34,533	32,845
Cash dividends paid	(873,326)	(847,736)
Net cash provided by financing activities	5,640,094	2,999,495
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(149,818)	(2,349,305)
BEGINNING CASH AND CASH EQUIVALENTS	849,757	2,846,224
ENDING CASH AND CASH EQUIVALENTS	$699,939	$496,919
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$296,086	$603,458
Income taxes paid	—	—

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Resources financial position as of December 31, 2014 and the results of its operations, cash flows and comprehensive income for the three months ended December 31, 2014 and 2013. The results of operations for the three months ended December 31, 2014 are not indicative of the results to be expected for the fiscal year ending September 30, 2015 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.
The unaudited condensed consolidated interim financial statements and condensed notes are presented as permitted under the rules and regulations of the Securities and Exchange Commission. Pursuant to those rules, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, the condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K for the year ended September 30, 2014. The September 30, 2014 balance sheet was included in the Company’s audited financial statements included in Form 10-K.
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
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in Form 10-K for the year ended September 30, 2014. Newly adopted and newly issued accounting standards are discussed below.
Recently Issued Accounting Standards

In May 2014, the FASB issued guidance under FASB ASC No. 606 - Revenue from Contracts with Customers that affects any entity that enters into contracts with customers for the transfer of goods or services or transfer of non-financial assets. This guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, the entity satisfies the performance obligation. The new guidance is effective for the Company for the annual reporting period ended September 30, 2018 and interim periods within that annual period. Early application is not permitted. Management has not completed its evaluation of the new guidance. However, the Company does not currently expect the new guidance to have a material effect on its financial position, results of operations or cash flows.
Other accounting standards have been issued by the FASB or other standard-setting bodies that are not currently applicable to the Company or are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Rates and Regulatory Matters
The State Corporation Commission of Virginia (“SCC”) exercises regulatory authority over the natural gas operations of Roanoke Gas. Such regulation encompasses terms, conditions, and rates to be charged to customers for natural gas service; safety standards; extension of service; and accounting and depreciation.
On June 25, 2014, the SCC approved the Company's application requesting approval to extend its authority to incur short-term indebtedness of up to $30,000,000 and to issue up to $60,000,000 in long-term debt securities. The short-term indebtedness authority allows the Company to continue to access its line-of-credit to provide seasonal funding of its

RGC RESOURCES, INC. AND SUBSIDIARIES

working capital needs as well as provide temporary bridge financing for its capital expenditures. The authorization extends through September 30, 2019.
Roanoke Gas Company has had in place a weather normalization adjustment tariff (“WNA”) based on a weather measurement band around the most recent 30-year temperature average. Prior to April 2014, the WNA provided for a weather band of 3% above or below the 30-year temperature average whereby the Company would recover from its customers the lost margin (excluding gas costs) from the impact of weather that was more than 3% warmer than the 30-year average or refund to customers the excess earned from weather that was more than 3% colder than the 30-year average. No adjustment was made for weather that fell within the 3% weather band. Effective with the WNA period that began April 1, 2014, the SCC removed the 3% weather band from the WNA calculation. This change will now result in either a recovery or refund of revenues due to weather variations from the 30-year average. For the quarter ended December 31, 2014, weather was nearly 3% colder than the 30-year average resulting in a reduction in revenue of approximately $109,000 compared to the quarter ended December 31, 2013 which had no WNA revenue adjustment as the weather was 1% colder than the 30-year average and within the 3% weather band then in effect. The Company applied the provisions of FASB ASC No. 980, Regulated Operations, in recording the effect of the WNA adjustment on revenue.

3.	Short-Term Debt
The Company has an unsecured line-of-credit agreement dated March 31, 2014. The agreement has a variable interest rate based on 30-day LIBOR plus 100 basis points and availability fee of 15 basis points. The agreement also includes multi-tiered borrowing limits to accommodate seasonal borrowing demands and minimize borrowing costs. The Company’s total available borrowing limits during the term of the line-of-credit agreement range from $1,000,000 to $19,000,000. The line-of-credit agreement will expire March 31, 2015, unless extended. The Company anticipates being able to extend or replace the credit line upon expiration. As of December 31, 2014, the Company had $15,523,936 outstanding under its line-of-credit agreement.

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
The Company had two interest rate swaps associated with its variable rate notes. These swaps were terminated when the Company refinanced the corresponding notes on September 18, 2014. The Company has no derivative instruments outstanding at December 31, 2014.

5.	Other Comprehensive Income
A summary of other comprehensive income and loss is provided below:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Three Months Ended December 31, 2014
Defined benefit plans:
Amortization of actuarial losses	$15,055	$(5,715)	$9,340
Other comprehensive income	$15,055	$(5,715)	$9,340
Three Months Ended December 31, 2013
Interest rate swaps:
Unrealized losses	$(25,088)	$9,523	$(15,565)
Transfer of realized losses to interest expense	241,716	(91,755)	149,961
Net interest rate SWAPs	216,628	(82,232)	134,396
Defined benefit plans:
Amortization of actuarial losses	10,461	(3,971)	6,490
Other comprehensive income	$227,089	$(86,203)	$140,886

RGC RESOURCES, INC. AND SUBSIDIARIES

The amortization of actuarial losses is included as a component of net periodic pension and postretirement benefit cost in operations and maintenance expense.

Reconciliation of Other Accumulated Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2014	$(1,139,326)
Other comprehensive income	9,340
Balance at December 31, 2014	$(1,129,986)

6.	Earnings Per Share
Basic earnings per common share for the three months ended December 31, 2014 and 2013 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares. A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended
	December 31,
	2014	2013
Net Income	$1,924,376	$1,722,788
Weighted average common shares	4,721,490	4,710,467
Effect of dilutive securities:
Options to purchase common stock	4,107	132
Diluted average common shares	4,725,597	4,710,599
Earnings Per Share of Common Stock:
Basic	$0.41	$0.37
Diluted	$0.41	$0.37

7.	Commitments and Contingencies
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

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended
	December 31,
	2014	2013
Components of net periodic pension cost:
Service cost	$163,696	$138,323
Interest cost	256,477	255,076
Expected return on plan assets	(360,212)	(328,089)
Recognized loss	64,345	34,099
Net periodic pension cost	$124,306	$99,409

	Three Months Ended
	December 31,
	2014	2013
Components of postretirement benefit cost:
Service cost	$41,895	$42,159
Interest cost	150,024	150,671
Expected return on plan assets	(129,164)	(124,119)
Recognized loss	49,265	22,379
Net postretirement benefit cost	$112,020	$91,090

The Company contributed $400,000 to its pension plan and $250,000 to its postretirement medical plan during the three-month period ended December 31, 2014. The Company currently expects to contribute an additional $400,000 to its pension plan and $250,000 to its postretirement benefit plan prior to the end of its fiscal year.

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of December 31, 2014 and September 30, 2014:

RGC RESOURCES, INC. AND SUBSIDIARIES

		Fair Value Measurements - December 31, 2014
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$842,586	$—	$842,586	$—
Total	$842,586	$—	$842,586	$—

		Fair Value Measurements - September 30, 2014
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$795,019	$—	$795,019	$—
Total	$795,019	$—	$795,019	$—
Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At December 31, 2014 and September 30, 2014, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.
The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows required to settle the obligation.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of December 31, 2014 and September 30, 2014.

		Fair Value Measurements - December 31, 2014
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt	$30,500,000	$—	$—	$31,161,658
Total	$30,500,000	$—	$—	$31,161,658

		Fair Value Measurements - September 30, 2014
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt	$30,500,000	$—	$—	$30,622,664
Total	$30,500,000	$—	$—	$30,622,664

The fair value of long-term debt is estimated by discounting the future cash flows of the debt based on current market rates and corresponding interest rate spread.
FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including

RGC RESOURCES, INC. AND SUBSIDIARIES

individuals and small and large companies in various industries. As of December 31, 2014 and September 30, 2014, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

10. Stock Options
On December 4, 2014, the Board of Directors granted 17,000 options to certain officers of the Company. In accordance with the Key Employee Stock Option Plan, the grant price of $21.60 was the closing price of the Company's stock on the grant date. The options become exercisable six months from the grant date and expire after ten years from the date of issuance.
Fair value at the grant date was $4.92 per option as calculated using the Black-Scholes option pricing model. Compensation expense will be recognized over the vesting period. Total compensation expense recognized through December 31, 2014 was $13,940.

11. Subsequent Events
The Company has evaluated subsequent events through the date the financial statements were issued. There were no items not otherwise disclosed which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, RGC Resources, Inc. (“Resources” or the “Company”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2014 Annual Report on Form 10-K. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.
Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.
The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2015. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the gas business.
Overview
Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 60,000 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding localities through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for terms and conditions set by the Virginia State Corporation Commission (“SCC”).
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
Roanoke Gas has in place a weather normalization adjustment mechanism (“WNA”) based on a weather measurement band around the most recent 30-year temperature average (“normal"). Because the SCC authorizes billing rates for the utility operations of Roanoke Gas based on normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. Therefore, the WNA provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with a level of price protection when the weather is colder than normal. Prior to April 2014, the WNA provided for a weather band of 3% above and below normal, whereby the Company would bill its customers for the lost margin (excluding gas costs) for the impact of weather that was more than 3% warmer than normal or refund customers the excess margin earned for weather that was more than 3% colder than normal. No adjustment was made for weather that fell within the 3% weather band. Effective with the WNA period that began April 1, 2014, the SCC removed the 3% weather band from the WNA mechanism. This change will now result in either a recovery or refund of revenues due to

RGC RESOURCES, INC. AND SUBSIDIARIES

any weather variations from normal. For the quarter ended December 31, 2014, weather was nearly 3% colder than normal, which based on the WNA mechanism resulted in the billing of more than 50,000 additional decatherms above what would have been expected based on normal. These additional volumes generated approximately $109,000 in margin. As a result, the Company recorded a reserve during the quarter for the excess revenues billed. For the current WNA year that began April 1, 2014, weather has been approximately 1% warmer than normal, resulting in a net accrual of approximately $35,000 in additional margin for the nine-month period. For the quarter ended December 31, 2013, weather was approximately 1% colder than normal. As the Company was still under the provisions of the 3% weather band at that time, the Company did not record a WNA adjustment for that period. The WNA mechanism significantly reduces the impact to the Company for the effect of weather that is different from normal.
The Company also has an approved rate structure in place that mitigates the impact of financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs,” of its investment in natural gas inventory. The carrying cost revenue factor applied to the cost of inventory is based on the Company’s weighted-average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less inventory carrying cost ("ICC") revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighting of the components that are used to determine the weighted average cost of capital. Although the average unit price of gas in storage during the first three months of the current fiscal year was $0.60, or 15%, per decatherm higher than for the same period last year, and average inventory levels were more than 4% higher, ICC revenues increased by less than $20,000 as the weighted-average cost of capital declined due to the refinancing of the Company's long-term debt in September and the effect of higher levels of low interest rate short-term borrowings under the Company's line-of-credit.
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

The Company’s non-gas rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal rate application with the SCC utilizing historical information including investment in natural gas facilities. Generally, investments related to extending service to new customers are recovered through the non-gas rates currently in place. The investment in replacing and upgrading existing infrastructure is not recoverable until a formal rate application is made to include the additional investment and new non-gas rates are approved. The SAVE (“Steps to Advance Virginia’s Energy”) Plan and Rider provides the Company with the ability to recover costs related to these investments on a prospective basis rather than on a historical basis. The SAVE Plan provides a mechanism to recover the related depreciation and expenses and return on rate base of the additional capital investments related to improving the Company's infrastructure until such time a formal rate application is filed to incorporate this investment in the Company's non-gas rates. The Company recognized approximately $238,000 in SAVE Plan revenues for the quarter, compared to approximately $19,000 for the same period last year.
Results of Operations
Three Months Ended December 31, 2014:
Net income increased by $201,588 for the quarter ended December 31, 2014, compared to the same period last year. SAVE Plan revenues and higher customer base charge revenue were the primary factors in the earnings improvement.
The tables below reflect operating revenues, volume activity and heating degree-days.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended December 31,
	2014	2013	Increase (Decrease)	Percentage
Operating Revenues
Gas Utilities	$20,998,278	$19,760,987	$1,237,291	6%
Other	251,787	250,207	1,580	1%
Total Operating Revenues	$21,250,065	$20,011,194	$1,238,871	6%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	2,161,566	2,071,123	90,443	4%
Transportation and Interruptible	821,318	850,382	(29,064)	(3)%
Total Delivered Volumes	2,982,884	2,921,505	61,379	2%
Heating Degree Days (Unofficial)	1,556	1,533	23	2%
Total operating revenues for the three months ended December 31, 2014, compared to the same period last year, increased primarily due to a combination of higher natural gas costs, a 2% increase in total natural gas deliveries and SAVE Plan revenues.

	Three Months Ended December 31,
	2014	2013	Increase (Decrease)	Percentage
Gross Margin
Gas Utilities	$8,483,684	$8,088,993	$394,691	5%
Other	138,459	113,999	24,460	21%
Total Gross Margin	$8,622,143	$8,202,992	$419,151	5%
Regulated natural gas margins from utility operations increased from the same period last year primarily as a result of SAVE Plan revenues, higher customer base charges and volumetric margins on customer growth partially offset by the WNA adjustment. SAVE Plan revenues increased by approximately $219,000 related to the infrastructure upgrades to the Company's distribution pipelines and liquified natural gas ("LNG") plant in the absence of a non-gas rate increase. In addition, residential and commercial volumes increased by 4% on 2% colder weather. The WNA adjustment, as discussed above, effectively reduced the margin on about 50,000 decatherms, or $109,000, of the higher sales. The remaining increase is related to customer growth and one large commercial customer that began operations in 2014. Customer base charges, a flat monthly fee billed to each natural gas customer, also increased due to the related customer growth.
The components of the change in gas utility margin are summarized below:
Net Margin Increase – Gas Utilities

Customer Base Charge	$112,976
Carrying Cost	19,541
SAVE Plan	219,028
Volumetric	149,672
WNA	(109,039)
Other Gas Revenues	2,513
Total	$394,691
Other margins increased by $24,460 from the same period last year primarily due to improved margins under the Company's non-gas contracts. Much of the other revenues and margins are subject to variations in the level of activity and generally are associated with service contracts that have a limited duration or are subject to renewal on an annual or semi-annual basis. Any continuation of these contracts beyond their current expiration dates is uncertain.
Operation and maintenance expenses increased by $81,302, or 2%, as higher labor, contracted services and benefit costs more than offset higher capitalization of overheads. Total labor and contracted services increased by $55,000 related to slightly higher employee count. Benefit costs increased by $170,000 primarily due to higher health insurance premiums and increased

RGC RESOURCES, INC. AND SUBSIDIARIES

pension and postretirement medical costs related to the amortization of higher actuarial losses. The higher operating costs were partially mitigated by the capitalization of $138,000 more in corporate and benefit overheads related to the Company's pipeline renewal program and enhancements to the LNG plant during the quarter. The remaining differences were related to various minor fluctuations in other expenses.
General taxes increased by $17,313, or 4%, primarily due to higher property taxes associated with increases in utility property and higher payroll taxes.

Depreciation expense increased by $78,830, or 7%, on a 9% increase in utility plant investment. The Company implemented lower depreciation rates in the fourth quarter of fiscal 2014, which slightly reduced the Company's average composite depreciation rates.
Other expense, net, decreased by $19,256 primarily due to timing of charitable contributions.
Interest declined by $67,386, or 15%, due to the refinancing of the Company's debt in September 2014 at a lower average interest rate, which more than offset the interest on increased line-of-credit utilization.
Income tax expense increased by $126,760, which corresponds to the increase in pre-tax income for the quarter. The effective tax rate was 38% for the three months ended December 31, 2014 and 2013, respectively.
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
The Company considers an estimate to be critical if it is material to the financial statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. There have been no changes to the critical accounting policies as reflected in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.
Asset Management
Roanoke Gas uses a third party asset manager to manage its pipeline transportation and storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the third party pays Roanoke Gas a monthly utilization fee, which is used to reduce the cost of gas for customers. The current agreement expires in March 2017.

Regulatory
Over the last four years, the Company has filed annually for an increase in non-gas rates to provide recovery on increasing operating costs and investment in natural gas distribution facilities. With the implementation of the SAVE Plan Rider along with other factors, the Company was able to forgo the need to file a non-gas rate case in 2014. The SAVE Rider allows the Company to recover the related depreciation and expenses and return on rate base of the additional capital investment related to the ongoing replacement of aging natural gas infrastructure assets without a formal rate case and hearing. For the quarter ended December 31, 2014, the Company recognized approximately $238,000 in SAVE Plan revenues related to specific infrastructure improvements. The SAVE Plan Rider will remain in effect until the Company files its next non-gas rate increase. The new rates would then incorporate the investment in the infrastructure previously recovered through the SAVE Plan Rider.
On June 25, 2014, the SCC issued an order granting approval of the Company's application to extend its authority to incur short-term indebtedness of up to $30,000,000 and to issue up to $60,000,000 in long-term debt securities. The short-term indebtedness authority allows the Company to access its line-of-credit to provide seasonal working capital funding and provide bridge financing for its capital expenditures. With this approval, the Company was also able to refinance $28,000,000 of higher interest rate debt with $30,500,000 of lower rate debt in September 2014. The new debt has a stated interest rate of 4.26% and an effective rate of 4.67% compared to an average rate of 6.30% and effective rate of 6.43% on the retired debt. This authorization also provides the Company with the opportunity to move some of the bridge financing provided by the line-of-credit to more permanent long-term debt during the five year authorization period.

RGC RESOURCES, INC. AND SUBSIDIARIES

Capital Resources and Liquidity
Due to the capital intensive nature of the utility business, as well as the related weather sensitivity, the Company’s primary capital needs are the funding of its continuing construction program, the seasonal funding of its natural gas inventories, accounts receivable and payment of dividends. To meet these needs, the Company relies on its operating cash flows, line-of-credit agreement, long-term debt, and to a lesser extent, capital raised through the Company’s stock plans.
Cash and cash equivalents decreased by $149,818 for the three-month period ended December 31, 2014 compared to a $2,349,305 decrease for the same period last year. The following table summarizes the sources and uses of cash:

	Three Months Ended December 31,
	2014	2013
Cash Flow Summary Three Months Ended:
Used in operating activities	$(1,415,018)	$(1,269,372)
Used in investing activities	(4,374,894)	(4,079,428)
Provided by financing activities	5,640,094	2,999,495
Decrease in cash and cash equivalents	$(149,818)	$(2,349,305)

The seasonal nature of the natural gas business causes operating cash flows to fluctuate significantly during the year as well as from year to year. Factors including weather, energy prices, natural gas storage levels and customer collections contribute to working capital levels and the related cash flows. Generally, operating cash flows are positive during the second and third quarters as a combination of earnings, declining storage gas levels and collections on customer accounts all contribute to higher cash levels. During the first and fourth quarters, operating cash flows generally decrease due to increases in natural gas storage levels, rising customer receivable balances and construction activity.
For the three months ended December 31, 2014, cash flow used in operations was $1,415,018 compared to $1,269,372 for the same period last year. As mentioned above, the primary reason for operating activities being in a use of cash position during the first quarter is due to the significant increase in accounts receivable associated with the much higher billings during the winter months. In addition, the Company began drawing down its storage gas balances to meet winter demand which provided cash from operations. The Company also had a significant change between deferred and current taxes during the current quarter. In December 2014, the President signed into law a tax extenders bill, which provided for the continuation of bonus depreciation that had expired December 31, 2013. The tax provision for the Company's fiscal year ended September 30, 2014 did not include consideration of bonus depreciation since Congress had not acted and the President had not signed the bill into law until after the release of the financial statements. As a result, the Company increased its deferred tax liability by more than $1.5 million and prepaid income taxes by the same amount to reflect the impact of bonus depreciation on fiscal 2014. This change had no effect on income tax expense or net income. Investing activities are generally composed of expenditures under the Company’s construction program, which primarily involves replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe, improvements to the LNG plant, and expanding its natural gas system to meet the demands of customer growth. Cash flows used in investing activities increased by $295,466 as capital expenditures continued at high levels. In addition to the ongoing pipeline replacement program, the Company also completed the replacement of the LNG boil off compressor and focused on extending service to new customers. The Company currently expects to finish replacing the remaining bare steel and cast iron pipe within its natural gas distribution system in 2016 and then will shift efforts to replacing pre-1973 first generation plastic pipe with current polyethylene pipe. In addition, the Company is planning to upgrade its gate stations. As a result, capital expenditures are expected to remain at elevated levels over the next few years. Operating cash flows and corporate borrowing are expected to provide the funding for completing these projects.
Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flows provided by financing activities increased by $2,640,599 primarily due to the increased borrowing under the Company's line-of-credit agreement to fund the Company's capital expenditures. Due to the ongoing increased level of capital projects, corporate borrowing will continue to increase. The Company will use the line-of-credit for bridge financing and will evaluate the need and timing to convert some of the debt to more permanent financing.

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company's line-of-credit agreement will expire on March 31, 2015, unless extended. The Company anticipates being able to extend or replace its current line-of-credit agreement upon expiration; however, there is no guarantee that the line-of-credit will be extended or replaced on terms comparable to those currently in place.
At December 31, 2014, the Company’s consolidated long-term capitalization was 64% equity and 36% debt. The Company's total consolidated capitalization including the line-of-credit was 54% equity and 46% debt.

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
Interest Rate Risk
The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At December 31, 2014, the Company had $15,523,936 outstanding under its variable rate line-of-credit. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable rate line-of-credit outstanding during the period would have resulted in an increase in interest expense for the current period of approximately $33,000. The Company's remaining debt is at fixed rates.
Commodity Price Risk
The Company manages the price risk associated with purchases of natural gas by using a combination of liquefied natural gas (LNG) storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.
At December 31, 2014, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had 1,962,945 decatherms of gas in storage, including LNG, at an average price of $4.72 per decatherm compared to 1,839,592 decatherms at an average price of $4.13 per decatherm last year. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, as any additional costs or benefits associated with the settlement of derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

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
As of December 31, 2014, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.
Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2014 and September 30, 2014, (ii) Condensed Consolidated Statements of Income for the three months ended December 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013, and (v) Condensed Notes to Condensed Consolidated Financial Statements.

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

RGC Resources, Inc.

Date: February 6, 2015	By:	/s/ Paul W. Nester
Paul W. Nester
Vice President, Secretary, Treasurer and CFO