Form 10-Q
period 2015-03-31
RGC RESOURCES INC
filed 2015-05-07
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, $5 Par Value	4,728,527

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31, 2015	September 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$878,305	$849,757
Accounts receivable (less allowance for uncollectibles of $334,953 and $70,747, respectively)	11,072,475	3,730,173
Materials and supplies	911,797	893,672
Gas in storage	2,879,186	11,402,990
Prepaid income taxes	—	1,144,214
Deferred income taxes	3,523,037	1,704,320
Under-recovery of gas costs	—	180,831
Other	1,524,227	1,104,660
Total current assets	20,789,027	21,010,617
UTILITY PROPERTY:
In service	162,952,273	155,360,200
Accumulated depreciation and amortization	(52,006,183)	(50,645,642)
In service, net	110,946,090	104,714,558
Construction work in progress	2,315,142	4,029,019
Utility plant, net	113,261,232	108,743,577
OTHER ASSETS:
Regulatory assets	9,281,891	9,273,389
Other	306,765	293,139
Total other assets	9,588,656	9,566,528
TOTAL ASSETS	$143,638,915	$139,320,722
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31, 2015	September 30, 2014
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings under line-of-credit	$2,591,698	$9,045,050
Dividends payable	910,241	873,326
Accounts payable	4,519,219	5,367,299
Customer credit balances	432,345	1,373,927
Income taxes payable	1,214,580	—
Customer deposits	1,712,311	1,492,150
Accrued expenses	2,872,870	2,200,882
Over-recovery of gas costs	5,188,049	—
Total current liabilities	19,441,313	20,352,634
LONG-TERM DEBT	30,500,000	30,500,000
DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	4,897,831	4,802,015
Regulatory cost of retirement obligations	8,891,963	8,575,147
Benefit plan liabilities	8,054,872	8,459,436
Deferred income taxes	16,710,482	14,610,643
Total deferred credits and other liabilities	38,555,148	36,447,241
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 4,728,152 and 4,720,378, respectively	23,640,760	23,601,890
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	8,416,860	8,237,228
Retained earnings	24,205,480	21,321,055
Accumulated other comprehensive loss	(1,120,646)	(1,139,326)
Total stockholders’ equity	55,142,454	52,020,847
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$143,638,915	$139,320,722

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2015 AND 2014
UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
OPERATING REVENUES:
Gas utilities	$26,069,150	$32,469,907	$47,067,428	$52,230,894
Other	362,579	230,058	614,366	480,265
Total operating revenues	26,431,729	32,699,965	47,681,794	52,711,159
COST OF SALES:
Gas utilities	16,016,661	22,430,550	28,531,255	34,102,544
Other	201,298	108,290	314,626	244,498
Total cost of sales	16,217,959	22,538,840	28,845,881	34,347,042
GROSS MARGIN	10,213,770	10,161,125	18,835,913	18,364,117
OTHER OPERATING EXPENSES:
Operations and maintenance	3,623,627	3,424,140	7,048,279	6,767,490
General taxes	429,045	417,164	834,555	805,361
Depreciation and amortization	1,281,629	1,198,799	2,559,258	2,397,598
Total other operating expenses	5,334,301	5,040,103	10,442,092	9,970,449
OPERATING INCOME	4,879,469	5,121,022	8,393,821	8,393,668
OTHER EXPENSE, Net	(6,934)	(45,756)	(12,813)	(70,891)
INTEREST EXPENSE	385,162	455,657	782,229	920,110
INCOME BEFORE INCOME TAXES	4,487,373	4,619,609	7,598,779	7,402,667
INCOME TAX EXPENSE	1,708,029	1,772,814	2,895,059	2,833,084
NET INCOME	$2,779,344	$2,846,795	$4,703,720	$4,569,583
BASIC EARNINGS PER COMMON SHARE	$0.59	$0.60	$1.00	$0.97
DILUTED EARNINGS PER COMMON SHARE	$0.59	$0.60	$1.00	$0.97
DIVIDENDS DECLARED PER COMMON SHARE	$0.1925	$0.1850	$0.385	$0.370
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2015 AND 2014
UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
NET INCOME	$2,779,344	$2,846,795	$4,703,720	$4,569,583
Other comprehensive income, net of tax:
Interest rate SWAPs	—	132,267	—	266,663
Defined benefit plans	9,340	6,490	18,680	12,980
OTHER COMPREHENSIVE INCOME, NET OF TAX	9,340	138,757	18,680	279,643
COMPREHENSIVE INCOME	$2,788,684	$2,985,552	$4,722,400	$4,849,226
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS
ENDED MARCH 31, 2015 AND 2014
UNAUDITED

	Six Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,703,720	$4,569,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,615,387	2,494,521
Cost of removal of utility plant, net	(184,255)	(201,371)
Stock option grants	55,760	50,208
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	7,707,551	2,781,248
Net cash provided by operating activities	14,898,163	9,694,189
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(6,801,151)	(7,203,480)
Proceeds from disposal of equipment	4,526	8,172
Net cash used in investing activities	(6,796,625)	(7,195,308)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line-of-credit agreement	21,587,310	13,893,656
Repayments under line-of-credit agreement	(28,040,662)	(13,893,656)
Proceeds from issuance of stock (7,774 and 7,578 shares, respectively)	162,742	145,258
Cash dividends paid	(1,782,380)	(1,719,339)
Net cash used in financing activities	(8,072,990)	(1,574,081)
NET INCREASE IN CASH AND CASH EQUIVALENTS	28,548	924,800
BEGINNING CASH AND CASH EQUIVALENTS	849,757	2,846,224
ENDING CASH AND CASH EQUIVALENTS	$878,305	$3,771,024
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$336,196	$899,845
Income taxes paid	266,573	1,350,000

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Resources financial position as of March 31, 2015 and the results of its operations, cash flows and comprehensive income for the three months and six months ended March 31, 2015 and 2014. The results of operations for the three months and six months ended March 31, 2015 are not indicative of the results to be expected for the fiscal year ending September 30, 2015 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.
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
Recently Issued Accounting Standards

In May 2014, the FASB issued guidance under FASB ASC No. 606 - Revenue from Contracts with Customers that affects any entity that enters into contracts with customers for the transfer of goods or services or transfer of non-financial assets. This guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, the entity satisfies the performance obligation. The new guidance is effective for the Company for the annual reporting period ending September 30, 2018 and interim periods within that annual period. Early application is not permitted. In March 2015, the FASB issued an exposure draft to provide for a one-year deferral of the effective date of the new revenue standard. If approved, the new guidance would be effective for the Company for the annual reporting period ending September 30, 2019 and interim periods within that year. Management has not completed its evaluation of the new guidance. However, the Company does not currently expect the new guidance to have a material effect on its financial position, results of operations or cash flows.

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company currently recognizes debt issuance costs in assets and amortizes those costs over the term of the debt. This guidance is effective for the Company for the annual reporting period ending September 30, 2017 and interim periods within that annual period. Early application is permitted. The Company anticipates adopting the ASU in the current fiscal year. The adoption of this ASU is not expected to have an effect on the Company's results of operations or cash flows; however, the unamortized balance of debt issuance costs will be reclassified from assets to an offset against long-term debt.

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
Roanoke Gas Company has had in place a weather normalization adjustment tariff (“WNA”) based on a weather measurement band around the most recent 30-year temperature average. Prior to April 2014, the WNA provided for a weather band of 3% above or below the 30-year temperature average. Effective with the WNA period that began April 1, 2014, the 3% weather band was removed from the WNA calculation, which now results in either a recovery or refund of revenues due to weather variations from the 30-year average. For the three months ended March 31, 2015 and March 31, 2014, weather was colder than the 30-year average resulting in a reduction in revenue of approximately $734,000 and $719,000, respectively. The Company applied the provisions of FASB ASC No. 980, Regulated Operations, in recording the effect of the WNA adjustment on revenue.

3.	Short-Term Debt
The Company entered into a new unsecured line-of-credit agreement dated March 31, 2015. The new agreement maintains the same variable interest rate based on 30-day LIBOR plus 100 basis points and availability fee of 15 basis points as the expiring agreement. The agreement also includes multi-tiered borrowing limits to accommodate seasonal borrowing demands and minimize borrowing costs. The Company’s total available borrowing limits during the term of the new line-of-credit agreement range from $6,000,000 to $24,000,000. The line-of-credit agreement will expire March 31, 2016, unless extended. The Company anticipates being able to extend or replace the credit line upon expiration. As of March 31, 2015, the Company had $2,591,698 outstanding under its line-of-credit agreement.

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
The Company previously had two interest rate swaps associated with its variable rate notes. These swaps were terminated when the Company refinanced the corresponding notes on September 18, 2014. The Company has no derivative instruments outstanding at March 31, 2015.

5.	Other Comprehensive Income
A summary of other comprehensive income and loss is provided below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Three Months Ended March 31, 2015
Defined benefit plans:
Amortization of actuarial losses	$15,055	$(5,715)	$9,340
Other comprehensive income	$15,055	$(5,715)	$9,340
Three Months Ended March 31, 2014
Interest rate swaps:
Unrealized losses	$(23,831)	$9,047	$(14,784)
Transfer of realized losses to interest expense	237,026	(89,975)	147,051
Net interest rate SWAPs	213,195	(80,928)	132,267
Defined benefit plans:
Amortization of actuarial losses	10,461	(3,971)	6,490
Other comprehensive income	$223,656	$(84,899)	$138,757

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Six Months Ended March 31, 2015
Defined benefit plans:
Amortization of actuarial losses	30,110	(11,430)	18,680
Other comprehensive income	$30,110	$(11,430)	$18,680
Six Months Ended March 31, 2014
Interest rate swaps:
Unrealized losses	$(48,919)	$18,570	$(30,349)
Transfer of realized losses to interest expense	478,742	(181,730)	297,012
Net interest rate SWAPs	429,823	(163,160)	266,663
Defined benefit plans:
Amortization of actuarial losses	20,922	(7,942)	12,980
Other comprehensive income	$450,745	$(171,102)	$279,643
The amortization of actuarial losses is included as a component of net periodic pension and postretirement benefit cost in operations and maintenance expense.

Reconciliation of Other Accumulated Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2014	$(1,139,326)
Other comprehensive income	18,680
Balance at March 31, 2015	$(1,120,646)

6.	Earnings Per Share
Basic earnings per common share for the three months and six months ended March 31, 2015 and 2014 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares. A reconciliation of basic and diluted earnings per share is presented below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net Income	$2,779,344	$2,846,795	$4,703,720	$4,569,583
Weighted average common shares	4,724,548	4,713,567	4,723,002	4,712,000
Effect of dilutive securities:
Options to purchase common stock	4,149	416	4,128	258
Diluted average common shares	4,728,697	4,713,983	4,727,130	4,712,258
Earnings Per Share of Common Stock:
Basic	$0.59	$0.60	$1.00	$0.97
Diluted	$0.59	$0.60	$1.00	$0.97

7.	Commitments and Contingencies
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Components of net periodic pension cost:
Service cost	$163,696	$138,323	$327,392	$276,646
Interest cost	256,477	255,076	512,954	510,152
Expected return on plan assets	(360,212)	(328,089)	(720,424)	(656,178)
Recognized loss	64,345	34,099	128,690	68,198
Net periodic pension cost	$124,306	$99,409	$248,612	$198,818

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Components of postretirement benefit cost:
Service cost	$41,895	$42,159	$83,790	$84,318
Interest cost	150,024	150,671	300,048	301,342
Expected return on plan assets	(129,164)	(124,119)	(258,328)	(248,238)
Recognized loss	49,265	22,379	98,530	44,758
Net postretirement benefit cost	$112,020	$91,090	$224,040	$182,180

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company contributed $400,000 to its pension plan and $250,000 to its postretirement medical plan during the six-month period ended March 31, 2015. The Company currently expects to contribute an additional $400,000 to its pension plan and $250,000 to its postretirement benefit plan prior to the end of its fiscal year.

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of March 31, 2015 and September 30, 2014:

		Fair Value Measurements - March 31, 2015
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$728,415	$—	$728,415	$—
Total	$728,415	$—	$728,415	$—

		Fair Value Measurements - September 30, 2014
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$795,019	$—	$795,019	$—
Total	$795,019	$—	$795,019	$—

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At March 31, 2015 and September 30, 2014, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.
The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows required to settle the obligation.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. The following table summarizes the fair value of

RGC RESOURCES, INC. AND SUBSIDIARIES

the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of March 31, 2015 and September 30, 2014:

		Fair Value Measurements - March 31, 2015
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
FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of March 31, 2015 and September 30, 2014, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

10. Stock Options
On December 4, 2014, the Board of Directors granted 17,000 options to certain officers of the Company. In accordance with the Key Employee Stock Option Plan, the grant price of $21.60 was the closing price of the Company's stock on the grant date. The options become exercisable six months from the grant date and expire after ten years from the date of issuance.
Fair value at the grant date was $4.92 per option as calculated using the Black-Scholes option pricing model. Compensation expense will be recognized over the vesting period. Total compensation expense recognized through March 31, 2015 was $55,760.

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
The SCC authorizes the rates and fees that the Company charges its customers for regulated natural gas service. The rates approved by the SCC provide for the recovery of the Company's costs and include a provision for profit based on the Company's authorized rate of return and the assumption of normal weather. In addition the Company has in place certain approved rate mechanisms that reduce some of the volatility in earnings associated with variations in winter weather from normal and the cost of natural gas.
Roanoke Gas has in place a weather normalization adjustment mechanism (“WNA”) based on the most recent 30-year temperature average (“normal"). Because the SCC authorizes billing rates for the utility operations of Roanoke Gas based on normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. Therefore, the WNA provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with a level of protection when the weather is colder than normal. Prior to April 2014, the WNA provided a weather band of 3% above and below normal. Effective with the WNA year that began April 1, 2014, the 3% weather band was removed which now results in either a recovery or refund of revenues due to any weather variations from normal. For the three months and six months ended March 31, 2015, the Company adjusted revenues and volumetric margin down by approximately

RGC RESOURCES, INC. AND SUBSIDIARIES

$734,000 and $843,000. For the three months and six months ended March 31, 2014, the Company adjusted revenues and volumetric margins down by approximately $719,000. For the current WNA year which began April 1, 2014, the cumulative net accrual of excess margin subject to refund was approximately $700,000. The Company will refund the excess margin to its customers during the May billing cycle. The WNA mechanism significantly reduces the impact to the Company for the effect of weather that is different from normal.
The Company also has an approved rate structure in place that mitigates the impact of financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs,” of its investment in natural gas inventory. The carrying cost revenue factor applied to the cost of inventory is based on the Company’s weighted-average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less inventory carrying cost ("ICC") revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighting of the components that are used to determine the weighted average cost of capital. A combination of higher average unit price of gas in storage and a 9% increase in the average volume of gas in storage during the first six months of the current fiscal year resulted in approximately $27,000 higher ICC revenues for the quarter and $47,000 for the current six month period compared to the same periods last year. The increase in ICC revenues was partially offset by a reduction in the carrying cost revenue factor. The weighted-average cost of capital rate declined from last year due to the refinancing of the Company's long-term debt in September and the effect of higher levels of low interest rate short-term borrowings under the Company's line-of-credit.
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

The Company’s non-gas rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal rate application with the SCC utilizing historical information including investment in natural gas facilities. Generally, investments related to extending service to new customers are recovered through the non-gas rates currently in place. The investment in replacing and upgrading existing infrastructure is not recoverable until a formal rate application is made to include the additional investment and new non-gas rates are approved. The SAVE (“Steps to Advance Virginia’s Energy”) Plan and Rider provides the Company with the ability to recover costs related to these investments on a prospective basis rather than on a historical basis. The SAVE Plan provides a mechanism to recover the related depreciation and expenses and return on rate base of the additional capital investments related to improving the Company's infrastructure until such time a formal rate application is filed to incorporate this investment in the Company's non-gas rates. As the Company did not file for an increase in the non-gas rates during the prior year and the level of capital investment continues to grow, SAVE Plan revenues have increased significantly. The Company recognized approximately $310,000 and $549,000 in SAVE Plan revenues for the three and six-month periods ended March 31, 2015, respectively, compared to $108,000 and $127,000 for the same periods last year. These SAVE revenues will be included as part of the new non-gas base rates when the Company files for a non-gas rate increase.

Results of Operations
Three Months Ended March 31, 2015:
Net income declined by $67,451 for the quarter ended March 31, 2015, compared to the same period last year. Higher operating expenses more than offset increased SAVE Plan revenues and higher customer base charge revenues.
The tables below reflect operating revenues, volume activity and heating degree-days.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)	Percentage
Operating Revenues
Gas Utilities	$26,069,150	$32,469,907	$(6,400,757)	(20)%
Other	362,579	230,058	132,521	58%
Total Operating Revenues	$26,431,729	$32,699,965	$(6,268,236)	(19)%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	3,506,983	3,597,750	(90,767)	(3)%
Transportation and Interruptible	786,651	837,640	(50,989)	(6)%
Total Delivered Volumes	4,293,634	4,435,390	(141,756)	(3)%
Heating Degree Days (Unofficial)	2,398	2,485	(87)	(4)%
Total operating revenues for the three months ended March 31, 2015, compared to the same period last year, decreased primarily due to a combination of lower natural gas costs and a reduction in total natural gas deliveries. Total natural gas deliveries declined by 3% due to a 4% decline in the number of heating degree days compared to the prior period. In addition, the commodity price of natural gas declined by 26% per unit compared to the same period last year.

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)	Percentage
Gross Margin
Gas Utilities	$10,052,489	$10,039,357	$13,132	—%
Other	161,281	121,768	39,513	32%
Total Gross Margin	$10,213,770	$10,161,125	$52,645	1%
Regulated natural gas margins from utility operations were nearly unchanged from the same period last year primarily as a result of higher SAVE Plan revenues offsetting lower volumetric margins. As discussed above, both the current quarter and the same quarter last year were colder than normal. Under the provisions of the WNA, the Company must refund the excess margin earned on sales related to colder than normal weather. However, in the prior year, the WNA mechanism provided for a weather band of 3% variance from normal. As a result, the Company was was able to retain the additional margin generated for the first 3% of weather that was colder than normal and provide for a refund for the excess margin above the 3% band in the prior year. Essentially, the 3% weather band from last year provided approximately $240,000 in additional margin recognized. SAVE Plan revenues increased by approximately $202,000 related to the infrastructure upgrades to the Company's distribution pipelines and liquified natural gas ("LNG") plant in the absence of a non-gas rate increase. Customer base charges, a flat monthly fee billed to each natural gas customer, also increased due to customer growth.
The components of and the change in gas utility margin are summarized below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
Customer Base Charge	$3,094,631	$3,070,347	$24,284
Carrying Cost	165,490	138,468	27,022
SAVE Plan	310,242	108,083	202,159
Volumetric	7,190,258	7,414,514	(224,256)
WNA	(734,313)	(718,700)	(15,613)
Other Gas Revenues	26,181	26,645	(464)
Total	$10,052,489	$10,039,357	$13,132
Other margins increased by $39,513 from the same period last year primarily due increased activity under the Company's non-gas contracts. Much of the other revenues and margins are subject to variations in the level of activity and generally are associated with service contracts that have a limited duration or are subject to renewal on an annual or semi-annual basis. Any continuation of these contracts beyond their current expiration dates is uncertain.
Operation and maintenance expenses increased by $199,487, or 6%, primarily due to higher benefit costs and lower capitalization of overheads. Total benefit costs increased by $41,000 primarily related to increased pension and postretirement medical costs due to the amortization of higher actuarial losses. In addition, capitalized overheads declined by approximately $151,000 resulting from lower capital expenditures during the quarter attributable to winter weather and project mix. The remaining differences were related to various minor fluctuations in other expenses.
General taxes increased by $11,881, or 3%, primarily due to higher property taxes associated with increases in utility property.

Depreciation expense increased by $82,830, or 7%, on a 9% increase in utility plant investment. The Company implemented lower depreciation rates in the fourth quarter of fiscal 2014, which slightly reduced the Company's average composite depreciation rates.
Other expense, net, decreased by $38,822 primarily due to timing of charitable contributions and reduced SCC pipeline assessments.
Interest expense declined by $70,495, or 15%, due to the refinancing of the Company's debt in September 2014 at a lower average interest rate, which more than offset increased line-of-credit utilization.
Income tax expense decreased by $64,785, which corresponds to the decrease in pre-tax income for the quarter. The effective tax rate was 38% for the three months ended March 31, 2015 and 2014, respectively.

Six Months Ended March 31, 2015:
Net income increased by $134,137 for the six-months ended March 31, 2015, compared to the same period last year. SAVE Plan revenues and higher customer base charge revenue more than offset higher operating expenses.
The tables below reflect operating revenues, volume activity and heating degree-days.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Six Months Ended March 31,
	2015	2014	Increase (Decrease)	Percentage
Operating Revenues
Gas Utilities	$47,067,428	$52,230,894	$(5,163,466)	(10)%
Other	614,366	480,265	134,101	28%
Total Operating Revenues	$47,681,794	$52,711,159	$(5,029,365)	(10)%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	5,668,549	5,668,873	(324)	—%
Transportation and Interruptible	1,607,969	1,688,022	(80,053)	(5)%
Total Delivered Volumes	7,276,518	7,356,895	(80,377)	(1)%
Heating Degree Days (Unofficial)	3,954	4,018	(64)	(2)%
Total operating revenues for the six months ended March 31, 2015, compared to the same period last year, decreased primarily due to a combination of lower natural gas costs partially offset by higher SAVE Plan revenues and customer base charge revenue. The commodity price of natural gas declined by 16% per unit compared to the same period last year.  Other revenues increased by 28% due to increased activity under the Company's non-gas contracts.

	Six Months Ended March 31,
	2015	2014	Increase	Percentage
Gross Margin
Gas Utilities	$18,536,173	$18,128,350	$407,823	2%
Other	299,740	235,767	63,973	27%
Total Gross Margin	$18,835,913	$18,364,117	$471,796	3%
Regulated natural gas margins from utility operations increased from the same period last year primarily as a result of higher SAVE Plan revenues and customer base charge revenue more than offsetting lower volumetric margins. SAVE Plan revenues increased approximately $421,000 as the Company entered its second year under the current SAVE Plan. When the Company files a non-gas rate increase, the SAVE Plan revenues are incorporated into the rate structure of the new non-gas rates. The last non-gas rate increase was implemented effective November 1, 2013. As the Company continues to invest in eligible SAVE Plan infrastructure, the associated SAVE Plan revenues will continue to increase. Customer base charges also increased due to customer growth. As discussed above, the prior year WNA mechanism provided for a weather band of 3% variance from normal whereby the Company could retain the excess margin earned on sales related to weather up to 3% colder than normal and refund the additional margin earned for weather in excess of 3% colder than normal. The effect of 3% weather band resulted in approximately $240,000 in additional margin last year that would not have been realized if the current 0% weather band had been in place.
The components of and the change in gas utility margin are summarized below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Six Months Ended March 31,
	2015	2014	Increase (Decrease)
Customer Base Charge	$6,131,799	$5,994,539	$137,260
Carrying Cost	479,791	433,228	46,563
SAVE Plan	548,502	127,315	421,187
Volumetric	12,157,090	12,231,674	(74,584)
WNA	(843,352)	(718,700)	(124,652)
Other Gas Revenues	62,343	60,294	2,049
Total	$18,536,173	$18,128,350	$407,823
Other margins increased by $63,973 from the same period last year primarily due to increased activity under the Company's non-gas contracts.
Operation and maintenance expenses increased by $280,789, or 4%, primarily due to higher labor and benefit costs. Total benefit costs increased by $195,000 primarily related to increased pension and postretirement medical costs due to the amortization of higher actuarial losses. Total labor expense increased by $115,000 due to small increase in employee count from the prior year. The remaining differences were related to various minor fluctuations in other expenses.
General taxes increased by $29,194, or 4%, primarily due to higher property taxes associated with increases in utility property and higher payroll taxes.

Depreciation expense increased by $161,660, or 7%, on a corresponding increase in utility plant investment.
Other expense, net, decreased by $58,078 primarily due to timing of charitable contributions and reduced SCC pipeline assessments.
Interest expense decreased by $137,881, or 15%, due to the refinancing of the Company's debt in September 2014 at a lower average interest rate.
Income tax expense increased by $61,975, which corresponds to the increase in pre-tax income for the period. The effective tax rate was 38% for the both periods.
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

Regulatory
Over the last four years, the Company has filed annually for an increase in non-gas rates to provide recovery on increasing operating costs and investment in natural gas distribution facilities. With the implementation of the SAVE Plan Rider along with other factors, the Company was able to forgo the need to file a non-gas rate case in 2014. The SAVE Rider allows the Company to recover the related depreciation and expenses and return on rate base of the additional capital investment related to

RGC RESOURCES, INC. AND SUBSIDIARIES

the ongoing replacement of aging natural gas infrastructure assets without a formal rate case and hearing. The Company is in the process of filing its SAVE Plan for 2016. The current SAVE Plan Rider will remain in effect until the Company files its next non-gas rate increase. The new rates would then incorporate the investment in the infrastructure previously recovered through the SAVE Plan Rider. The Company has not yet determined if it will be filing for a non-gas rate increase later this year.
On June 25, 2014, the SCC issued an order granting approval of the Company's application to extend its authority to incur short-term indebtedness of up to $30,000,000 and to issue up to $60,000,000 in long-term debt securities. The short-term indebtedness authority allows the Company to access its line-of-credit to provide seasonal working capital funding and provide bridge financing for its capital expenditures. With this approval, the Company was also able to refinance $28,000,000 of higher interest rate debt with $30,500,000 of lower-rate debt in September 2014. The new debt has a stated interest rate of 4.26% and an effective rate of 4.67% compared to an average rate of 6.30% and effective rate of 6.43% on the retired debt. This authorization also provides the Company with the opportunity to move some of the bridge financing provided by the line-of-credit to more permanent long-term debt during the five-year authorization period.
The Company currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in its service area. Certificates of public convenience and necessity are issued by the SCC to provide service in the counties in the Company's service territory. These certificates are intended for perpetual duration subject to compliance and regulatory standards. Franchises are granted by the local cities and towns served by the Company. The current franchises with the City of Roanoke, the City of Salem and the Town of Vinton will expire January 1, 2016. The Company is currently in negotiations to extend or renew the franchises in each of these localities. Management anticipates that it will be able to renew or extend all of its franchises.
On March 25, 2015, the Company filed an application for approval of a Certificate of Public Convenience and Necessity with the SCC to include the remaining uncertificated portions of Franklin County into its authorized natural gas service territory.

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
Cash and cash equivalents increased by $28,548 for the six-month period ended March 31, 2015 compared to a $924,800 increase for the same period last year. The following table summarizes the sources and uses of cash:

	Six Months Ended March 31,
	2015	2014
Cash Flow Summary Six Months Ended:
Provided by operating activities	$14,898,163	$9,694,189
Used in investing activities	(6,796,625)	(7,195,308)
Used in financing activities	(8,072,990)	(1,574,081)
Increase in cash and cash equivalents	$28,548	$924,800

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
Cash flow provided by operations increased by $5,203,974 from $9,694,189 for the six months ended March 31, 2014 to $14,898,163 for the six months ended March 31, 2015, primarily due to an increase in over-collection of gas costs. The amount of the over-collection for the current six-month period increased by nearly $4,300,000 over the same period last year as the commodity price of gas declined during the current winter. The gas cost component of the Company's natural gas billing rates was derived based on pricing expectations in early December, which indicated prices would hold steady during the winter season. Instead, the commodity price of gas declined by nearly $1.50 per decatherm from December 2014 until early February

RGC RESOURCES, INC. AND SUBSIDIARIES

2015, at which time the price leveled off. Abundant supplies contributed to the decline in natural gas prices. The windfall of cash collected will be short-lived as the Company has adjusted the gas cost component of rates to take into account the lower prices. In addition, any remaining over-collection will be refunded to customers during the 2016 calendar year. The remainder of the increase primarily relates to lower income tax payments due to the extension of bonus depreciation to the end of 2014 and higher net income and depreciation.
Investing activities are generally composed of expenditures under the Company’s construction program, which primarily involves replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe, improvements to the LNG plant, and expanding its natural gas system to meet the demands of customer growth. Expenditures for infrastructure and equipment have continued at the higher levels experienced over the last few years as the Company continues its ongoing pipeline replacement program; however, cash flows used in investing activities actually decreased by $398,683 for the six-months ended March 31, 2015 as the prior year included capital expenditures related to the replacement of the LNG boil off compressor and a custody transfer station. The Company currently expects to finish replacing the remaining bare steel and cast iron pipe within its natural gas distribution system in 2016 and then will shift efforts to replacing pre-1973 first generation plastic pipe with current polyethylene pipe. In addition, the Company is evaluating other capital improvement projects. As a result, capital expenditures are expected to remain at elevated levels over the next few years. Operating cash flows and corporate borrowing are expected to provide the funding for completing these projects.
Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flows used in financing activities increased by $6,498,909 primarily due to the pay down on the balance of the Company's line-of-credit. Due to the ongoing level of capital projects, corporate borrowing will continue to increase. The Company will use the line-of-credit for bridge financing and will evaluate the need and timing to convert some of this debt to more permanent financing.
Effective March 31, 2015, the Company entered into a new line-of-credit agreement. The new agreement maintained the same terms and rates as provided for under the expired agreement. The interest rate is based on 30-day LIBOR plus 100 basis points and includes an availability fee of 15 basis points applied to the difference between the face amount of the note and the average outstanding balance during the period. The Company maintained multi-tiered borrowing limits to accommodate seasonal borrowing demand and minimize overall borrowing costs with available limits ranging from $6,000,000 to $24,000,000 during the term of the agreement. The limits are higher than the expiring agreement due to expected funding needs of the Company's capital budget. The line-of-credit will expire on March 31, 2016. The Company anticipates being able to extend or replace its current line-of-credit agreement upon expiration; however, there is no guarantee that the line-of-credit will be extended or replaced on terms comparable to those currently in place.
At March 31, 2015, the Company’s consolidated long-term capitalization was 64% equity and 36% debt. The Company's total consolidated capitalization including the line-of-credit was 62% equity and 38% debt.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risks associated with interest rates and commodity prices. Interest rate risk is related to the Company’s outstanding short-term debt. Commodity price risk is experienced by the Company’s regulated natural gas operations. The Company’s risk management policy, as authorized by the Company’s Board of Directors, allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations.
Interest Rate Risk
The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At March 31, 2015, the Company had $2,591,698 outstanding under its variable rate line-of-credit with an average balance outstanding during the period of $10,991,153. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable rate line-of-credit outstanding during the period would have resulted in an increase in interest expense for the current period of approximately $56,000. The Company's long-term debt is at fixed rates.
Commodity Price Risk
The Company manages the price risk associated with purchases of natural gas by using a combination of liquefied natural gas (LNG) storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.
At March 31, 2015, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had 602,940 decatherms of gas in storage, including LNG, at an average price of $4.75 per decatherm compared to 457,733 decatherms at an average price of $4.36 per decatherm last year. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, as any additional costs or benefits associated with the settlement of derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

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
As of March 31, 2015, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.
Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information
ITEM 1 – LEGAL PROCEEDINGS
The Company was a defendant in two civil lawsuits associated with a November 2009 propane tank explosion and fire at a West Virginia residence. The first lawsuit was dismissed by order on March 31, 2015, and the second lawsuit was dismissed by order on April 27, 2015. The final resolution was consistent with management's expectations as the settlement did not materially affect the Company's financial position, results of operation, or liquidity. The Company is not known to be a party to any other pending legal proceedings.
ITEM 1A – RISK FACTORS
No changes.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
None.
ITEM 6 – EXHIBITS

Number	Description

10.1
Revolving Line of Credit Note in the original principal amount of $24,000,000 by Roanoke Gas Company in favor of Wells Fargo Bank, N.A. dated March 31, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 3, 2015).

10.2
Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated March 31, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 3, 2015).

10.3
Continuing Guaranty by RGC Resources, Inc. in favor of Wells Fargo Bank, N.A. dated March 31, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 3, 2015).

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2015 and September 30, 2014, (ii) Condensed Consolidated Statements of Income for the three months and six months ended March 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended March 31, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2015 and 2014, and (v) Condensed Notes to Condensed Consolidated Financial Statements.

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

RGC Resources, Inc.

Date: May 7, 2015	By:	/s/ Paul W. Nester
Paul W. Nester
Vice President, Secretary, Treasurer and CFO