Form 10-Q
period 2015-06-30
RGC RESOURCES INC
filed 2015-08-04
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $5 Par Value	4,731,432

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30, 2015	September 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,266,213	$849,757
Accounts receivable (less allowance for uncollectibles of $348,408 and $70,747, respectively)	3,556,053	3,730,173
Materials and supplies	1,012,176	893,672
Gas in storage	5,335,529	11,402,990
Prepaid income taxes	—	1,144,214
Deferred income taxes	3,161,870	1,704,320
Under-recovery of gas costs	—	180,831
Other	1,182,310	1,104,660
Total current assets	15,514,151	21,010,617
UTILITY PROPERTY:
In service	164,130,499	155,360,200
Accumulated depreciation and amortization	(52,618,450)	(50,645,642)
In service, net	111,512,049	104,714,558
Construction work in progress	3,764,040	4,029,019
Utility plant, net	115,276,089	108,743,577
OTHER ASSETS:
Regulatory assets	9,339,500	9,273,389
Other	347,790	293,139
Total other assets	9,687,290	9,566,528
TOTAL ASSETS	$140,477,530	$139,320,722
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30, 2015	September 30, 2014
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings under line-of-credit	$1,718,504	$9,045,050
Dividends payable	910,800	873,326
Accounts payable	4,880,132	5,367,299
Customer credit balances	729,287	1,373,927
Income taxes payable	530,386	—
Customer deposits	1,592,838	1,492,150
Accrued expenses	2,050,252	2,200,882
Over-recovery of gas costs	4,329,019	—
Total current liabilities	16,741,218	20,352,634
LONG-TERM DEBT	30,500,000	30,500,000
DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	4,946,671	4,802,015
Regulatory cost of retirement obligations	9,062,457	8,575,147
Benefit plan liabilities	7,852,590	8,459,436
Deferred income taxes	16,710,509	14,610,643
Total deferred credits and other liabilities	38,572,227	36,447,241
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 4,730,058 and 4,720,378, respectively	23,650,290	23,601,890
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	8,475,483	8,237,228
Retained earnings	23,649,618	21,321,055
Accumulated other comprehensive loss	(1,111,306)	(1,139,326)
Total stockholders’ equity	54,664,085	52,020,847
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,477,530	$139,320,722

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014
UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
OPERATING REVENUES:
Gas utilities	$10,524,512	$11,659,272	$57,591,940	$63,890,166
Other	249,897	365,545	864,263	845,810
Total operating revenues	10,774,409	12,024,817	58,456,203	64,735,976
COST OF SALES:
Gas utilities	4,698,379	6,112,396	33,229,634	40,214,940
Other	114,202	190,870	428,828	435,368
Total cost of sales	4,812,581	6,303,266	33,658,462	40,650,308
GROSS MARGIN	5,961,828	5,721,551	24,797,741	24,085,668
OTHER OPERATING EXPENSES:
Operations and maintenance	3,323,533	3,190,706	10,371,812	9,958,196
General taxes	398,447	391,355	1,233,002	1,196,716
Depreciation and amortization	1,283,629	1,198,799	3,842,887	3,596,397
Total other operating expenses	5,005,609	4,780,860	15,447,701	14,751,309
OPERATING INCOME	956,219	940,691	9,350,040	9,334,359
OTHER EXPENSE, Net	21,143	22,043	33,956	92,934
INTEREST EXPENSE	358,850	456,761	1,141,079	1,376,871
INCOME BEFORE INCOME TAXES	576,226	461,887	8,175,005	7,864,554
INCOME TAX EXPENSE	221,286	178,693	3,116,345	3,011,777
NET INCOME	$354,940	$283,194	$5,058,660	$4,852,777
BASIC EARNINGS PER COMMON SHARE	$0.08	$0.06	$1.07	$1.03
DILUTED EARNINGS PER COMMON SHARE	$0.07	$0.06	$1.07	$1.03
DIVIDENDS DECLARED PER COMMON SHARE	$0.1925	$0.1850	$0.5775	$0.5550
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014
UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
NET INCOME	$354,940	$283,194	$5,058,660	$4,852,777
Other comprehensive income, net of tax:
Interest rate SWAPs	—	133,472	—	400,135
Defined benefit plans	9,340	6,490	28,020	19,470
OTHER COMPREHENSIVE INCOME, NET OF TAX	9,340	139,962	28,020	419,605
COMPREHENSIVE INCOME	$364,280	$423,156	$5,086,680	$5,272,382
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIODS
ENDED JUNE 30, 2015 AND 2014
UNAUDITED

	Nine Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,058,660	$4,852,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,927,080	3,741,781
Cost of removal of utility plant, net	(284,298)	(328,744)
Stock option grants	83,640	75,310
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	11,402,734	3,968,568
Net cash provided by operating activities	20,187,816	12,309,692
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(9,989,394)	(10,781,425)
Proceeds from disposal of equipment	27,724	9,322
Net cash used in investing activities	(9,961,670)	(10,772,103)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line-of-credit agreement	23,471,147	13,893,656
Repayments under line-of-credit agreement	(30,797,693)	(13,893,656)
Proceeds from issuance of stock (9,680 and 9,324 shares, respectively)	209,479	179,166
Cash dividends paid	(2,692,623)	(2,592,025)
Net cash used in financing activities	(9,809,690)	(2,412,859)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	416,456	(875,270)
BEGINNING CASH AND CASH EQUIVALENTS	849,757	2,846,224
ENDING CASH AND CASH EQUIVALENTS	$1,266,213	$1,970,954
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$992,997	$1,503,380
Income taxes paid	816,573	1,686,000

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	Basis of Presentation
RGC Resources, Inc. is an energy services company primarily engaged in the sale and distribution of natural gas. The consolidated financial statements include the accounts of RGC Resources, Inc. ("Resources" or the "Company") and its wholly owned subsidiaries: Roanoke Gas Company; Diversified Energy Company; and RGC Ventures of Virginia, Inc.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Resources financial position as of June 30, 2015 and the results of its operations, cash flows and comprehensive income for the three months and nine months ended June 30, 2015 and 2014. The results of operations for the three months and nine months ended June 30, 2015 are not indicative of the results to be expected for the fiscal year ending September 30, 2015 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.
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

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company currently recognizes debt issuance costs in assets and amortizes those costs over the term of the debt. This guidance is effective for the Company for the annual reporting period ending September 30, 2017 and interim periods within that annual period. Early application is permitted. The Company anticipates adopting the ASU in the current fiscal year. The adoption of this ASU is not expected to have an effect on the Company's results of operations or cash flows; however, the unamortized balance of debt issuance costs will be reclassified from assets to an offset against long-term debt. The deferred costs related to early retirement of debt are currently classified as assets and will not be offset against debt when the ASU is adopted.

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
On June 30, 2015, the Company filed with the SCC an application for a modification to the SAVE (Steps to Advance Virginia's Energy) Plan and Rider. The original SAVE Plan has been modified each year to incorporate certain changes and to include new projects that qualify for rate recovery under the Plan. Under this application, the Company submitted its report for refunding the excess SAVE revenues collected under the 2014 SAVE Plan and proposed new SAVE rates to be implemented for the ongoing investment in SAVE Plan projects. The Company anticipates the SCC to complete its review of the application over the next few months.

3.	Short-Term Debt
The Company entered into a new unsecured line-of-credit agreement dated March 31, 2015. The new agreement maintains the same variable interest rate based on 30-day LIBOR plus 100 basis points and availability fee of 15 basis points as the prior agreement. The agreement also includes multi-tiered borrowing limits to accommodate seasonal borrowing demands and minimize borrowing costs. The Company’s total available borrowing limits during the term of the new line-of-credit agreement range from $6,000,000 to $24,000,000. The line-of-credit agreement will expire March 31, 2016, unless extended. The Company anticipates being able to extend or replace the credit line upon expiration. As of June 30, 2015, the Company had $1,718,504 outstanding under its line-of-credit agreement.

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
The Company previously had two interest rate swaps associated with its variable rate notes. These swaps were terminated when the Company refinanced the corresponding notes on September 18, 2014. The Company has no derivative instruments outstanding at June 30, 2015.

5.	Other Comprehensive Income
A summary of other comprehensive income and loss is provided below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Three Months Ended June 30, 2015
Defined benefit plans:
Amortization of actuarial losses	$15,055	$(5,715)	$9,340
Other comprehensive income	$15,055	$(5,715)	$9,340
Three Months Ended June 30, 2014
Interest rate swaps:
Unrealized losses	$(24,711)	$9,380	$(15,331)
Transfer of realized losses to interest expense	239,850	(91,047)	148,803
Net interest rate SWAPs	215,139	(81,667)	133,472
Defined benefit plans:
Amortization of actuarial losses	10,461	(3,971)	6,490
Other comprehensive income	$225,600	$(85,638)	$139,962

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Nine Months Ended June 30, 2015
Defined benefit plans:
Amortization of actuarial losses	$45,165	$(17,145)	$28,020
Other comprehensive income	$45,165	$(17,145)	$28,020
Nine Months Ended June 30, 2014
Interest rate swaps:
Unrealized losses	$(73,630)	$27,950	$(45,680)
Transfer of realized losses to interest expense	718,592	(272,777)	445,815
Net interest rate SWAPs	644,962	(244,827)	400,135
Defined benefit plans:
Amortization of actuarial losses	31,383	(11,913)	19,470
Other comprehensive income	$676,345	$(256,740)	$419,605
The amortization of actuarial losses is included as a component of net periodic pension and postretirement benefit cost in operations and maintenance expense.

Reconciliation of Other Accumulated Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2014	$(1,139,326)
Other comprehensive income	28,020
Balance at June 30, 2015	$(1,111,306)

6.	Earnings Per Share
Basic earnings per common share for the three months and nine months ended June 30, 2015 and 2014 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares. A reconciliation of basic and diluted earnings per share is presented below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net Income	$354,940	$283,194	$5,058,660	$4,852,777
Weighted average common shares	4,729,428	4,718,068	4,725,144	4,714,023
Effect of dilutive securities:
Options to purchase common stock	3,192	830	3,814	432
Diluted average common shares	4,732,620	4,718,898	4,728,958	4,714,455
Earnings Per Share of Common Stock:
Basic	$0.08	$0.06	$1.07	$1.03
Diluted	$0.07	$0.06	$1.07	$1.03

7.	Commitments and Contingencies
Roanoke Gas currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in its service area. The franchises are effective through January 1, 2016. Negotiations are currently in progress to renew or extend the franchises. The Company's current certificates of public convenience and necessity are exclusive and are intended for perpetual duration.
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Components of net periodic pension cost:
Service cost	$163,696	$138,323	$491,088	$414,969
Interest cost	256,477	255,076	769,431	765,228
Expected return on plan assets	(360,212)	(328,089)	(1,080,636)	(984,267)
Recognized loss	64,345	34,099	193,035	102,297
Net periodic pension cost	$124,306	$99,409	$372,918	$298,227

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Components of postretirement benefit cost:
Service cost	$41,895	$42,159	$125,685	$126,477
Interest cost	150,024	150,671	450,072	452,013
Expected return on plan assets	(129,164)	(124,119)	(387,492)	(372,357)
Recognized loss	49,265	22,379	147,795	67,137
Net postretirement benefit cost	$112,020	$91,090	$336,060	$273,270

The Company contributed $600,000 to its pension plan and $375,000 to its postretirement medical plan during the nine-month period ended June 30, 2015. The Company currently expects to contribute at least an additional $200,000 to its pension plan and $125,000 to its postretirement benefit plan prior to the end of its fiscal year.

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of June 30, 2015 and September 30, 2014:

		Fair Value Measurements - June 30, 2015
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$1,297,634	$—	$1,297,634	$—
Total	$1,297,634	$—	$1,297,634	$—

		Fair Value Measurements - September 30, 2014
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$795,019	$—	$795,019	$—
Total	$795,019	$—	$795,019	$—

RGC RESOURCES, INC. AND SUBSIDIARIES

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At June 30, 2015 and September 30, 2014, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.
The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows required to settle the obligation.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of June 30, 2015 and September 30, 2014:

		Fair Value Measurements - June 30, 2015
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt	$30,500,000	$—	$—	$29,174,343
Total	$30,500,000	$—	$—	$29,174,343

		Fair Value Measurements - September 30, 2014
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt	$30,500,000	$—	$—	$30,622,664
Total	$30,500,000	$—	$—	$30,622,664

The fair value of long-term debt is estimated by discounting the future cash flows of the debt based on current market rates and corresponding interest rate spread.
FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of June 30, 2015 and September 30, 2014, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

10. Stock Options
On December 4, 2014, the Board of Directors granted 17,000 options to certain officers of the Company. In accordance with the Key Employee Stock Option Plan, the grant price of $21.60 was the closing price of the Company's stock on the grant date. The options become exercisable six months from the grant date and expire after ten years from the date of issuance.
Fair value at the grant date was $4.92 per option as calculated using the Black-Scholes option pricing model. Compensation expense will be recognized over the vesting period. Total compensation expense recognized through June 30, 2015 was $83,640.

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
The SCC authorizes the rates and fees that the Company charges its customers for regulated natural gas service. The rates approved by the SCC provide for the recovery of the Company's costs, including the cost of natural gas, and a provision for profit based on the Company's authorized rate of return and the assumption of normal weather. In addition the Company has in place certain approved rate mechanisms that reduce some of the volatility in earnings associated with variations in winter weather from normal and the cost of natural gas.
The Company's approved billing rates include a component designed to allow for the recovery of the cost of natural gas used by its customers. The cost of natural gas is considered a pass-through cost and is independent of the non-gas rates of the Company. This rate component, called the Purchased Gas Adjustment ("PGA") clause, allows the Company to pass along to its customers increases and decreases in natural gas costs incurred by its regulated operations. On a quarterly basis, the Company files a PGA rate adjustment request with the SCC to adjust the gas cost component of its rates up or down depending on projected price and activity. Once administrative approval is received, the Company adjusts the gas cost component of its rates

RGC RESOURCES, INC. AND SUBSIDIARIES

to reflect the approved amount. As actual costs will differ from the projections used in establishing the PGA rate, the Company will either over-recover or under-recover its actual gas costs during the period. The difference between actual costs incurred and costs recovered through the application of the PGA is recorded as a regulatory asset or liability. At the end of the annual deferral period, the balance is amortized over an ensuing 12-month period as amounts are reflected in customer billings.
Roanoke Gas has in place a weather normalization adjustment mechanism (“WNA”) based on the most recent 30-year temperature average (“normal"). Because the SCC authorizes billing rates for the utility operations of Roanoke Gas based on normal weather, warmer than normal weather may result in the Company failing to earn its authorized rate of return. Therefore, the WNA provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with a level of protection when the weather is colder than normal. Prior to April 2014, the WNA provided a weather band of 3% above and below normal. Effective with the WNA year that began April 1, 2014, the 3% weather band was removed which now results in either a recovery or refund of revenues due to any weather variations from normal. For the three months ended June 30, 2015 and 2014, the Company adjusted revenues and volumetric margin up by approximately $195,000 and $11,000, respectively, to account for the warmer than normal weather. For nine months ended June 30, 2015 and 2014, the Company adjusted revenues and volumetric margins down by approximately $649,000 and $707,000 respectively due to the colder than normal weather during the respective periods. The WNA mechanism significantly reduces the impact to the Company for the effect of weather that is different from normal.
The Company also has an approved rate structure in place that mitigates the impact of financing costs associated with its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs,” of its investment in natural gas inventory. The carrying cost revenue factor applied to the cost of inventory is based on the Company’s weighted-average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less inventory carrying cost ("ICC") revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighting of the components that are used to determine the weighted-average cost of capital. The Company began replenishing its gas inventory in April 2015. As the commodity price of natural gas has declined by more than $1.00 a decatherm compared to the same period last year, the average price of gas in storage fell to $3.49 at June 30, 2015 as lower price gas was delivered into storage compared to $4.90 at June 30, 2014. As a result, ICC revenues declined by approximately $11,000 for the quarter. However, for the nine-month period ended June 30, 2015, ICC revenues increased by approximately $35,000 due to higher price gas in storage during the first half of the fiscal year. Based on current natural gas futures prices, the average price of gas in storage may continue to decline, resulting in lower ICC revenues for the remainder of the current fiscal year and for the next fiscal year as well. In addition, the ICC revenue will be negatively impacted by a reduction in the carrying cost revenue factor. The weighted-average cost of capital declined from last year due to the refinancing of the Company's long-term debt in September 2014 and the effect of higher levels of low interest rate short-term borrowings under the Company's line-of-credit.
The Company’s non-gas rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal rate application with the SCC utilizing historical information including investment in natural gas facilities. Generally, investments related to extending service to new customers are recovered through the non-gas rates currently in place. The investment in replacing and upgrading existing infrastructure is not recoverable until a formal rate application is made to include the additional investment and new non-gas rates are approved. The SAVE (“Steps to Advance Virginia’s Energy”) Plan and Rider provides the Company with the ability to recover costs related to these investments on a prospective basis rather than on a historical basis. The SAVE Plan provides a mechanism to recover the related depreciation and expenses and provide a return on rate base of the additional capital investments related to improving the Company's infrastructure until such time a formal rate application is filed to incorporate this investment in the Company's non-gas rates. As the Company did not file for an increase in the non-gas rates during the prior year and the level of capital investment continues to grow, SAVE Plan revenues have increased significantly. The Company recognized approximately $342,000 and $890,000 in SAVE Plan revenues for the three- and nine-month periods ended June 30, 2015, respectively, compared to $141,000 and $268,000 for the same periods last year. These SAVE revenues will be included as part of the new non-gas base rates when the Company files for a non-gas rate increase.

Results of Operations
Three Months Ended June 30, 2015:
Net income increased by $71,746 for the quarter ended June 30, 2015, compared to the same period last year. Higher SAVE Plan revenues and lower interest expense more than offset increased operation, maintenance and depreciation expenses.
The tables below reflect operating revenues, volume activity and heating degree-days.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended June 30,
	2015	2014	Increase (Decrease)	Percentage
Operating Revenues
Gas Utilities	$10,524,512	$11,659,272	$(1,134,760)	(10)%
Other	249,897	365,545	(115,648)	(32)%
Total Operating Revenues	$10,774,409	$12,024,817	$(1,250,408)	(10)%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	789,169	829,132	(39,963)	(5)%
Transportation and Interruptible	623,394	701,577	(78,183)	(11)%
Total Delivered Volumes	1,412,563	1,530,709	(118,146)	(8)%
Heating Degree Days (Unofficial)	278	314	(36)	(11)%
Total operating revenues for the three months ended June 30, 2015, compared to the same period last year, decreased primarily due to a combination of lower natural gas costs and a reduction in total natural gas deliveries. Total natural gas deliveries declined by 8% due to an 11% decline in the number of heating degree days compared to the prior period and reduced industrial consumption. Lower margin transportation and industrial volumes declined by 11% due to decreased production activities at two of our largest customers and the closing of another customer's operations during the quarter. The lost customer accounted for approximately 145,000 decatherms in transportation gas delivered and $132,000 in margin in fiscal 2014. Residential and commercial volumes declined by 5% due to weather that was 11% warmer than the prior year. After factoring out the effects of the warmer weather as mitigated by the WNA, normalized volumes for residential and commercial customers actually increased slightly due to customer growth. In addition, the commodity price of natural gas declined by 20% per unit compared to the same period last year.

	Three Months Ended June 30,
	2015	2014	Increase (Decrease)	Percentage
Gross Margin
Gas Utilities	$5,826,133	$5,546,876	$279,257	5%
Other	135,695	174,675	(38,980)	(22)%
Total Gross Margin	$5,961,828	$5,721,551	$240,277	4%
Regulated natural gas margins from utility operations increased from the same period last year primarily as a result of higher SAVE Plan revenues and customer growth more than offsetting lower industrial volumes. SAVE revenues increased by $201,216 due to the increasing investment in SAVE related projects. Volumetric margin declined due to reduction in total volumes delivered. As discussed above, however, much of the decline was attributable to the reduced transportation and industrial volumes. For the three months ended June 30, 2015, the WNA adjustment, along with customer growth, more than offset the effect of the warmer than normal weather during the period for residential and commercial customers.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of and the change in gas utility margin are summarized below:

	Three Months Ended June 30,
	2015	2014	Increase (Decrease)
Customer Base Charge	$3,067,398	$3,056,656	$10,742
Carrying Cost	119,481	130,881	(11,400)
SAVE Plan	341,868	140,652	201,216
Volumetric	2,054,984	2,171,743	(116,759)
WNA	194,604	11,761	182,843
Other Gas Revenues	47,798	35,183	12,615
Total	$5,826,133	$5,546,876	$279,257
Other margins decreased by $38,980 from the same period last year primarily due to decreased activity under the Company's non-gas contracts. Much of the other revenues and margins are subject to variations in the level of activity and generally are associated with service contracts that have a limited duration or are subject to renewal on an annual or semi-annual basis. Any continuation of these contracts beyond their current expiration dates is uncertain.
Operation and maintenance expenses increased by $132,827, or 4%, primarily due to lower capitalization of overheads. Capitalized overheads declined by approximately $202,000 principally related to delays in the production of liquified natural gas due to maintenance down time and lower capital expenditures attributable to project mix. The remaining differences were related to various minor fluctuations in other expenses.
General taxes increased by $7,092, or 2%, primarily due to higher property taxes associated with increases in utility property.

Depreciation expense increased by $84,830, or 7%, on an 8% increase in utility plant investment. The Company implemented lower depreciation rates in the fourth quarter of fiscal 2014, which slightly reduced the Company's average composite depreciation rates.
Interest expense declined by $97,911, or 21%, due to the refinancing of the Company's debt in September 2014 at a lower average interest rate, which more than offset increased line-of-credit utilization.
Income tax expense increased by $42,593, which corresponds to the increase in pre-tax income for the quarter. The effective tax rate was 38% and 39% for the three months ended June 30, 2015 and 2014, respectively.

Nine Months Ended June 30, 2015:
Net income increased by $205,883 for the nine months ended June 30, 2015, compared to the same period last year. SAVE Plan revenues and higher customer base charge revenue more than offset higher operating expenses and the effect of the 3% weather band in the prior year.

RGC RESOURCES, INC. AND SUBSIDIARIES

The tables below reflect operating revenues, volume activity and heating degree-days.

	Nine Months Ended June 30,
	2015	2014	Increase (Decrease)	Percentage
Operating Revenues
Gas Utilities	$57,591,940	$63,890,166	$(6,298,226)	(10)%
Other	864,263	845,810	18,453	2%
Total Operating Revenues	$58,456,203	$64,735,976	$(6,279,773)	(10)%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	6,457,718	6,498,005	(40,287)	(1)%
Transportation and Interruptible	2,231,363	2,389,599	(158,236)	(7)%
Total Delivered Volumes	8,689,081	8,887,604	(198,523)	(2)%
Heating Degree Days (Unofficial)	4,232	4,332	(100)	(2)%
Total operating revenues for the nine months ended June 30, 2015, compared to the same period last year, decreased primarily due to lower natural gas costs. The commodity price of natural gas declined by 17% per unit compared to the same period last year. The decline was partially offset by higher SAVE Plan revenues and customer base charge revenue. Other revenues increased by 2%.

	Nine Months Ended June 30,
	2015	2014	Increase	Percentage
Gross Margin
Gas Utilities	$24,362,306	$23,675,226	$687,080	3%
Other	435,435	410,442	24,993	6%
Total Gross Margin	$24,797,741	$24,085,668	$712,073	3%
Regulated natural gas margins from utility operations increased from the same period last year primarily as a result of higher SAVE Plan revenues and customer base charge revenue more than offsetting lower volumetric margins. SAVE Plan revenues increased $622,403 as the Company is in the second year under the current SAVE Plan. When the Company files its next non-gas rate increase, the SAVE Plan revenues will be incorporated into the rate structure of the new non-gas rates. The last non-gas rate increase was implemented effective November 1, 2013. As the Company continues to invest in eligible SAVE Plan infrastructure, the associated SAVE Plan revenues will continue to increase. Customer base charges also increased due to modest customer growth. As discussed above, volumetric margin declined due to a reduction in total volumes delivered. The decline is primarily attributable to the combination of warmer weather (2% fewer heating degree days) and reductions in transportation and industrial volumes due to the loss of a customer and decreased production activities at two of the largest customers. The effect of warmer weather was mitigated by the WNA mechanism as described above. The prior year WNA mechanism provided for a weather band of 3% variance from normal whereby the Company could retain the excess margin earned on sales related to weather up to 3% colder than normal and refund the additional margin earned for weather in excess of 3% colder than normal. The effect of the 3% weather band resulted in approximately $240,000 in additional margin last year that would not have been realized if the current 0% weather band had been in place.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of and the change in gas utility margin are summarized below:

	Nine Months Ended June 30,
	2015	2014	Increase (Decrease)
Customer Base Charge	$9,199,197	$9,051,195	$148,002
Carrying Cost	599,272	564,109	35,163
SAVE Plan	890,370	267,967	622,403
Volumetric	14,212,074	14,403,417	(191,343)
WNA	(648,748)	(706,939)	58,191
Other Gas Revenues	110,141	95,477	14,664
Total	$24,362,306	$23,675,226	$687,080
Other margins increased by $24,993 from the same period last year primarily due to slightly higher activity under the Company's non-gas contracts.
Operation and maintenance expenses increased by $413,616, or 4%, primarily due to lower capitalization of overheads and higher benefit costs. Capitalized overheads declined by approximately $214,000 related to timing of production of liquified natural gas for storage purposes and lower capital expenditures. Total benefit costs increased by $226,000 primarily related to increased pension and postretirement medical costs due to the amortization of higher actuarial losses. The remaining differences were related to various minor fluctuations in other expenses.
General taxes increased by $32,286, or 3%, primarily due to higher property taxes associated with increases in utility property.

Depreciation expense increased by $246,490, or 7%, on a corresponding increase in utility plant investment.
Other expense, net, decreased by $58,978 primarily due to timing of charitable contributions and reduced SCC pipeline assessments.
Interest expense decreased by $235,792, or 17%, due to the refinancing of the Company's long-term debt in September 2014 at a lower average interest rate.
Income tax expense increased by $104,568, which corresponds to the increase in pre-tax income for the period. The effective tax rate was 38% for both periods.
Critical Accounting Policies and Estimates
The consolidated financial statements of Resources are prepared in accordance with accounting principles generally accepted in the United States of America. The amounts of assets, liabilities, revenues and expenses reported in the Company’s financial statements are affected by accounting policies, estimates and assumptions that are necessary to comply with generally accepted accounting principles. Estimates used in the financial statements are derived from prior experience, statistical analysis and management judgments. Actual results may differ significantly from these estimates and assumptions.
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

RGC RESOURCES, INC. AND SUBSIDIARIES

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
On March 25, 2015, the Company filed an application for approval of a Certificate of Public Convenience and Necessity with the SCC to include the remaining uncertificated portions of Franklin County into its authorized natural gas service territory. The application is currently under consideration by the SCC.
On June 30, 2015, the Company filed with the SCC an application for a modification to the SAVE Plan and Rider. The original SAVE Plan and Rider were approved by the SCC on August 29, 2012 and has been modified or amended each year since. The SAVE Plan was designed to facilitate the accelerated replacement of aging natural gas infrastructure assets by providing a mechanism for the Company to recover the related depreciation and expenses and a return on rate base of the additional capital investment without the filing of a formal application for an increase in non-gas rates. Projects covered under the SAVE Plan have included the Company's ongoing replacement of its bare steel and cast iron natural gas distribution pipe, replacement of the boil off compressor at the liquified natural gas plant and modifications to the natural gas transfer station located in Gala, Virginia. The recently filed modification requests approval for the continued replacement of bare steel and cast iron pipe, replacement of two of the Company's gate stations where custody transfer of natural gas occurs and replacement of older generation plastic pipe. The total SAVE Plan projects proposed for calendar 2016 are estimated to cost more than $9,000,000. The Company expects the SCC to complete its review of the modification request during the next few months.
Capital Resources and Liquidity
Due to the capital intensive nature of the utility business, as well as the related weather sensitivity, the Company’s primary capital needs are the funding of its continuing construction program, the seasonal funding of its natural gas inventories and accounts receivable and the payment of dividends. To meet these needs, the Company relies on its operating cash flows, line-of-credit agreement, long-term debt, and to a lesser extent, capital raised through the Company’s stock plans.
Cash and cash equivalents increased by $416,456 for the nine-month period ended June 30, 2015, compared to a $875,270 decrease for the same period last year. The following table summarizes the sources and uses of cash:

	Nine Months Ended June 30,
	2015	2014
Cash Flow Summary Nine Months Ended:
Provided by operating activities	$20,187,816	$12,309,692
Used in investing activities	(9,961,670)	(10,772,103)
Used in financing activities	(9,809,690)	(2,412,859)
Increase/(decrease) in cash and cash equivalents	$416,456	$(875,270)

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
Cash flow provided by operations increased $7,878,124, primarily due to an increase in over-collection of gas costs and lower gas in storage levels. The Company was over-collected on gas costs by more than $4,500,000 during the nine-month period

RGC RESOURCES, INC. AND SUBSIDIARIES

ended June 30, 2015, compared to nearly $330,000 for the same period last year. The over-collections increased significantly during the second fiscal quarter as the commodity price of gas rapidly declined during the period. The gas cost component of the Company's natural gas billing rates was derived based on pricing expectations in early December, which indicated prices would rise slightly during the winter season. Instead, the commodity price of gas declined by nearly $1.50 per decatherm from December 2014 until early February 2015, at which time the price leveled off. The cash windfall will be short-lived as the Company has adjusted the gas cost component of rates to take into account the lower prices and any remaining over-collection during the current period will be credited back to customers during 2016. The Company also benefited by the decline in natural gas storage prices during the winter. The Company purchases natural gas for storage purposes during the spring and summer months for use during the fall and winter heating season. Natural gas storage purchases began in April this year following the decline in commodity prices. As a result, the average price of natural gas purchased for storage through June of the current year was $2.72 per decatherm compared to an average purchase price of $4.86 per decatherm for the same period last year. The remainder of the increase in operating cash flow primarily relates to lower income tax payments due to the extension of bonus depreciation to the end of 2014 and higher net income and depreciation.
Investing activities are generally composed of expenditures under the Company’s construction program, which primarily involves replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe, improvements to the LNG plant and expanding its natural gas system to meet the demands of customer growth. Expenditures for infrastructure and equipment have continued at the higher levels experienced over the last few years as the Company continues its ongoing pipeline replacement program; however, cash flows used in investing activities actually decreased by $810,433 for the nine-months ended June 30, 2015, as the prior year included capital expenditures related to the replacement of the LNG boil off compressor and the Gala transfer station. The Company currently expects to finish replacing the remaining bare steel and cast iron pipe within its natural gas distribution system in 2016 and then will shift efforts to replacing pre-1973 first generation plastic pipe with current polyethylene pipe. In addition, the Company also plans to replace two of its custody transfer stations connected to the East Tennessee transmission lines. The Company is also evaluating other capital improvement projects. As a result, capital expenditures are expected to remain at elevated levels over the next few years. Operating cash flows and corporate borrowing are expected to provide the funding for completing these projects.
Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flows used in financing activities increased by $7,396,831 primarily due to the pay down on the balance of the Company's line-of-credit. Borrowings under the line-of-credit would have been higher if not for the additional cash provided through the over-collected position on gas costs described above and the reduction in natural gas commodity prices. Due to the pending refund of the over-collected position and the ongoing level of capital projects, corporate borrowing is expected to increase. The Company will use the line-of-credit for bridge financing and will evaluate the need and timing to convert some of this debt to more permanent financing.
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
At June 30, 2015, the Company’s consolidated long-term capitalization was 64% equity and 36% debt. The Company's total consolidated capitalization, including the line-of-credit, was 63% equity and 37% debt.

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
Interest Rate Risk
The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At June 30, 2015, the Company had $1,718,504 outstanding under its variable rate line-of-credit with an average balance outstanding during the nine-month period of $7,378,699. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable-rate line-of-credit outstanding during the period would have resulted in an increase in interest expense for the current period of approximately $56,000. The Company's long-term debt is at fixed rates.
Commodity Price Risk
The Company manages the price risk associated with purchases of natural gas by using a combination of liquefied natural gas (LNG) storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.
At June 30, 2015, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had 1,527,039 decatherms of gas in storage, including LNG, at an average price of $3.49 per decatherm, compared to 1,367,794 decatherms at an average price of $4.90 per decatherm last year. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, as any additional costs or benefits associated with the settlement of derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 4 – CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to be effective in providing reasonable assurance that information required to be disclosed in reports under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management to allow for timely decisions regarding required disclosure.
As of June 30, 2015, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.
Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information
ITEM 1 – LEGAL PROCEEDINGS
None.
ITEM 1A – RISK FACTORS
No changes.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
None.
ITEM 6 – EXHIBITS

Number	Description

10.1
Change in Control Agreement between RGC Resources, Inc. and Paul W. Nester effective May 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2015).

10.2
Change in Control Agreement between RGC Resources, Inc. and Robert L. Wells, II effective May 1, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 5, 2015).

10.3
Change in Control Agreement between RGC Resources, Inc. and Carl J. Shockley, Jr. effective May 1, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 5, 2015).

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2015 and September 30, 2014, (ii) Condensed Consolidated Statements of Income for the three months and nine months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2015 and 2014, and (v) Condensed Notes to Condensed Consolidated Financial Statements.

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

RGC Resources, Inc.

Date: August 4, 2015	By:	/s/ Paul W. Nester
Paul W. Nester
Vice President, Secretary, Treasurer and CFO