Form 10-Q
period 2015-12-31
RGC RESOURCES INC
filed 2016-02-05
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended December 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2016
Common Stock, $5 Par Value	4,752,840

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	December 31, 2015	September 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$887,442	$985,234
Accounts receivable (less allowance for uncollectibles of $164,115 and $52,721, respectively)	7,991,354	3,196,573
Materials and supplies	974,320	968,108
Gas in storage	7,119,999	8,160,498
Prepaid income taxes	2,235,203	1,657,066
Other	1,896,510	1,182,343
Total current assets	21,104,828	16,149,822
UTILITY PROPERTY:
In service	171,816,523	168,033,032
Accumulated depreciation and amortization	(54,109,037)	(53,307,079)
In service, net	117,707,486	114,725,953
Construction work in progress	3,601,436	3,903,599
Utility plant, net	121,308,922	118,629,552
OTHER ASSETS:
Regulatory assets	10,968,628	10,923,243
Investment in unconsolidated affiliate	1,400,416	—
Other	121,861	144,577
Total other assets	12,490,905	11,067,820
TOTAL ASSETS	$154,904,655	$145,847,194

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	December 31, 2015	September 30, 2015
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings under line-of-credit	$15,011,551	$9,340,997
Dividends payable	962,450	912,995
Accounts payable	4,191,473	5,141,677
Customer credit balances	1,719,131	1,560,351
Customer deposits	1,711,338	1,579,441
Accrued expenses	1,846,908	2,766,097
Over-recovery of gas costs	2,171,856	1,901,426
Total current liabilities	27,614,707	23,202,984
LONG-TERM DEBT:
Principal amount	32,112,200	30,500,000
Less unamortized debt issuance costs	(257,915)	(183,427)
Long-term debt net of unamortized debt issuance costs	31,854,285	30,316,573
DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	5,342,179	5,295,868
Regulatory cost of retirement obligations	9,040,523	8,885,486
Benefit plan liabilities	10,585,174	10,685,261
Deferred income taxes	16,403,716	14,620,031
Total deferred credits and other liabilities	41,371,592	39,486,646
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 4,751,689 and 4,741,498, respectively	23,758,445	23,707,490
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	8,825,166	8,647,669
Retained earnings	23,732,716	22,772,377
Accumulated other comprehensive loss	(2,252,256)	(2,286,545)
Total stockholders’ equity	54,064,071	52,840,991
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$154,904,655	$145,847,194
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014
UNAUDITED

	Three Months Ended December 31,
	2015	2014
OPERATING REVENUES:
Gas utilities	$15,785,849	$20,998,278
Other	224,207	251,787
Total operating revenues	16,010,056	21,250,065
COST OF SALES:
Gas utilities	7,179,834	12,514,594
Other	92,106	113,328
Total cost of sales	7,271,940	12,627,922
GROSS MARGIN	8,738,116	8,622,143
OTHER OPERATING EXPENSES:
Operations and maintenance	3,431,233	3,424,652
General taxes	423,987	405,510
Depreciation and amortization	1,384,844	1,277,629
Total other operating expenses	5,240,064	5,107,791
OPERATING INCOME	3,498,052	3,514,352
Equity in earnings of unconsolidated affiliate	21,537	—
Other income (expense), net	(3,873)	(5,879)
Interest expense	408,356	397,067
INCOME BEFORE INCOME TAXES	3,107,360	3,111,406
INCOME TAX EXPENSE	1,184,570	1,187,030
NET INCOME	$1,922,790	$1,924,376
BASIC EARNINGS PER COMMON SHARE	$0.40	$0.41
DILUTED EARNINGS PER COMMON SHARE	$0.40	$0.41
DIVIDENDS DECLARED PER COMMON SHARE	$0.2025	$0.1925
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014
UNAUDITED

	Three Months Ended December 31,
	2015	2014
NET INCOME	$1,922,790	$1,924,376
Other comprehensive income, net of tax:
Defined benefit plans	34,289	9,340
OTHER COMPREHENSIVE INCOME, NET OF TAX	34,289	9,340
COMPREHENSIVE INCOME	$1,957,079	$1,933,716
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS
ENDED DECEMBER 31, 2015 AND 2014
UNAUDITED

	Three Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,922,790	$1,924,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,415,075	1,305,693
Cost of removal of utility plant, net	(115,565)	(92,658)
Stock option grants	10,773	13,940
Equity in earnings of unconsolidated affiliate	(21,537)	—
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(4,522,687)	(4,566,369)
Net cash used in operating activities	(1,311,151)	(1,415,018)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(3,918,432)	(4,377,176)
Investment in unconsolidated affiliate	(1,378,879)	—
Proceeds from disposal of equipment	134	2,282
Net cash used in investing activities	(5,297,177)	(4,374,894)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,612,200	—
Borrowings under line-of-credit agreement	12,506,724	13,602,687
Repayments under line-of-credit agreement	(6,836,170)	(7,123,800)
Debt issuance expenses	(76,901)	—
Proceeds from issuance of stock (10,191 and 1,698 shares, respectively)	217,679	34,533
Cash dividends paid	(912,996)	(873,326)
Net cash provided by financing activities	6,510,536	5,640,094
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(97,792)	(149,818)
BEGINNING CASH AND CASH EQUIVALENTS	985,234	849,757
ENDING CASH AND CASH EQUIVALENTS	$887,442	$699,939
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$690,228	$296,086
Income taxes paid	—	—

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	Basis of Presentation
RGC Resources, Inc. is an energy services company primarily engaged in the sale and distribution of natural gas. The consolidated financial statements include the accounts of RGC Resources, Inc. ("Resources" or the "Company") and its wholly owned subsidiaries: Roanoke Gas Company; Diversified Energy Company; RGC Ventures of Virginia, Inc.; and RGC Midstream, LLC.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Resources financial position as of December 31, 2015 and the results of its operations, cash flows and comprehensive income for the three months ended December 31, 2015 and 2014. The results of operations for the three months ended December 31, 2015 are not indicative of the results to be expected for the fiscal year ending September 30, 2016 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.
The unaudited condensed consolidated interim financial statements and condensed notes are presented as permitted under the rules and regulations of the Securities and Exchange Commission. Pursuant to those rules, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, the condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K for the year ended September 30, 2015. The September 30, 2015 balance sheet was included in the Company’s audited financial statements included in Form 10-K.
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
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in Form 10-K for the year ended September 30, 2015. Newly adopted and newly issued accounting standards are discussed below.
Recently Issued Accounting Standards

In May 2014, the FASB issued guidance under FASB ASC No. 606 - Revenue from Contracts with Customers that affects any entity that enters into contracts with customers for the transfer of goods or services or transfer of non-financial assets. This guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, the entity satisfies the performance obligation. The new guidance was effective for the Company for the annual reporting period ending September 30, 2018 and interim periods within that annual period. Early application was not permitted. In August 2015, the FASB issued Accounting Standards Update (ASU) 2015-14 that deferred the effective date of this guidance by one year. Therefore, the new guidance is effective for the Company for the annual reporting period ending September 30, 2019 and interim periods within that year. Management has not completed its evaluation of the new guidance. However, the Company does not currently expect the new guidance to have a material effect on its financial position, results of operations or cash flows.

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company previously recognized debt issuance costs in assets and amortized those costs over the term of the debt. This guidance is effective for the Company for the annual reporting period ending September 30, 2017 and interim periods within that annual period. Early application is permitted. The Company adopted the ASU in the consolidated financial statements in Form 10-K for the year ended September 30, 2015. The adoption of this ASU did not have an effect on the Company's results of operations or cash flows; however, the unamortized balance of debt issuance costs were reclassified from assets to an offset against long-term debt. Certain deferred costs related to the early retirement of debt in 2014 are classified as regulatory assets and are not offset against debt. The changes required under this guidance are presented in the Consolidated Balance Sheets presented in the Company's financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance sheet Classification of Deferred Taxes. The ASU requires that all deferred tax assets and liabilities be presented as noncurrent and eliminates existing presentation requirements. This ASU is effective for the Company for the annual reporting period ended September 30, 2018 and interim periods within that annual period. Early application is permitted. The Company adopted this ASU for the quarter ended December 31, 2015. The Company applied the retrospective approach in adopting this ASU and reclassified $2,293,536 previously reflected as a current deferred income tax asset against the balance of the non-current deferred tax liability in the September 30, 2015 consolidated balance sheet. There was no other impact to the Company’s financial position, results of operations or cash flows.

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
On September 25, 2015, the Company received approval of its application for a modification to the SAVE (Steps to Advance Virginia's Energy) Plan and Rider. The original SAVE Plan filed in 2012 has been modified each year to incorporate certain changes and to include new projects that qualify for recovery under the Plan. The SAVE Rider provides a mechanism for the Company to recover the related depreciation and expenses and return on rate base of additional capital investment without the filing of a formal application for an increase in non-gas base rates.

3.	Other Investments

In October 2015, the Company, through its wholly-owned subsidiary, RGC Midstream, LLC ("Midstream"), acquired a 1% equity interest in the Mountain Valley Pipeline, LLC (the “LLC”).

The LLC was established to construct and operate a natural gas pipeline originating in northern West Virginia and extending through south central Virginia. The proposed pipeline will have the capacity to transport approximately 2 million decatherms of natural gas per day. If approved by the Federal Energy Regulatory Commission, the pipeline is expected to be in service by late 2018.

The total project cost is estimated to be approximately $3.5 billion. The Company's 1% equity interest in the LLC will require a total estimated investment of approximately $35 million, by periodic capital contributions throughout the design and construction phases of the project. Midstream held an approximate $1.4 million equity method investment in the LLC at December 31, 2015. Initial funding for Midstream's investment in the LLC is provided through two unsecured Promissory Notes, each with a 5 year term.

The Company will participate in the earnings generated from the transportation of natural gas through the pipeline in proportion to its level of investment. The Company will apply the equity method to account for the transactions and activity of the investment.

The financial statement locations of the investment in the LLC are as follows:

RGC RESOURCES, INC. AND SUBSIDIARIES

Balance Sheet Location of Other Investments:	December 31, 2015	September 30, 2015
Other Assets:
Investment in unconsolidated affiliate	$1,400,416	$—

	Three months ended
Income Statement Location of Other Investments:	December 31, 2015	December 31, 2014
Equity in earnings of unconsolidated affiliate	$21,537	$—

4.	Short-Term Debt
The Company has an unsecured line-of-credit agreement dated March 31, 2015. The agreement has a variable interest rate based on 30-day LIBOR plus 100 basis points and an availability fee of 15 basis points applied to the unused balance. The agreement also includes multi-tiered borrowing limits to accommodate seasonal borrowing demands and minimize borrowing costs. The Company’s total available borrowing limits during the term of the line-of-credit agreement range from $6,000,000 to $24,000,000. The line-of-credit agreement will expire March 31, 2016, unless extended. The Company anticipates being able to extend or replace the credit line upon expiration. As of December 31, 2015, the Company had $15,011,551 outstanding under its line-of-credit agreement.

5.	Long-Term Debt

On December 29, 2015, Midstream, a wholly-owned subsidiary of Resources, entered into a Credit Agreement (the “Agreement”) and related Promissory Notes (the “Notes”) with Union Bank & Trust and Branch Banking & Trust (collectively, the “Banks”), under which Midstream may borrow up to a total of $25 million, over a period of 5 years, with an interest rate of 30-day LIBOR plus 160 basis points. Midstream issued the Notes to provide financing for capital contributions in respect of its 1% interest in the LLC. Coinciding with Midstream's entry into the Agreement and Notes, RGC Resources entered into a Guaranty in favor of the Banks by which it guarantees Midstream's payment and performance on the Notes.

The Agreement sets forth certain representations, warranties and covenants to which Midstream is subject, including financial covenants that limit Consolidated Long Term Indebtedness to not more than 65% of Consolidated Total Capitalization and Priority Indebtedness to not more than 15% of Consolidated Total Assets.

Interest on the Notes is due monthly with the outstanding balance on the Notes due in full on December 29, 2020. The Notes are unsecured. In accordance with the terms of the Agreement, at such point in time as Midstream has borrowed $17.5 million under the Notes, Midstream is required to provide the next $5 million towards its capital contributions to the LLC. Once Midstream has completed its $5 million in contributions, it may resume borrowing under the Notes up to the $25 million limit.

Long-term debt consists of the following:

	December 31, 2015		September 30, 2015
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Unsecured senior notes payable, at 4.26% due on September 18, 2034	$30,500,000	$181,014	$30,500,000	$183,427
Unsecured term notes payable, at 30-day LIBOR plus 1.60%, due December 29, 2020	1,612,200	76,901	—	—
Total	$32,112,200	$257,915	$30,500,000	$183,427

6.	Other Comprehensive Income
A summary of other comprehensive income and loss is provided below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Three Months Ended December 31, 2015
Defined benefit plans:
Amortization of actuarial losses	$55,268	$(20,979)	$34,289
Other comprehensive income	$55,268	$(20,979)	$34,289
Three Months Ended December 31, 2014
Defined benefit plans:
Amortization of actuarial losses	$15,055	$(5,715)	$9,340
Other comprehensive income	$15,055	$(5,715)	$9,340

The amortization of actuarial losses is included as a component of net periodic pension and postretirement benefit cost in operations and maintenance expense.

Reconciliation of Other Accumulated Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2015	$(2,286,545)
Other comprehensive income	34,289
Balance at December 31, 2015	$(2,252,256)

7.	Commitments and Contingencies
Roanoke Gas currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in its service area. The Company renewed the expiring franchises in December 2015 under similar terms and conditions. The new franchise agreements expire December 31, 2035. The Company's current certificates of public convenience and necessity are exclusive and are intended for perpetual duration.
Due to the nature of the natural gas distribution business, the Company has entered into agreements with both suppliers and pipelines for natural gas commodity purchases, storage capacity and pipeline delivery capacity. The Company obtains most of its regulated natural gas supply through an asset manager. The Company utilizes an asset manager to assist in optimizing the use of its transportation, storage rights, and gas supply in order to provide a secure and reliable source of natural gas to its customers. The Company also has storage and pipeline capacity contracts to store and deliver natural gas to the Company’s distribution system. Roanoke Gas is served directly by two primary pipelines. These two pipelines deliver all of the natural gas supplied to the Company’s customers. Depending on weather conditions and the level of customer demand, failure of one or both of these transmission pipelines could have a major adverse impact on the Company.

8.	Earnings Per Share
Basic earnings per common share for the three months ended December 31, 2015 and 2014 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares. A reconciliation of basic and diluted earnings per share is presented below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended December 31,
	2015	2014
Net Income	$1,922,790	$1,924,376
Weighted average common shares	4,748,279	4,721,490
Effect of dilutive securities:
Options to purchase common stock	3,900	4,107
Diluted average common shares	4,752,179	4,725,597
Earnings Per Share of Common Stock:
Basic	$0.40	$0.41
Diluted	$0.40	$0.41

9.	Employee Benefit Plans
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

	Three Months Ended
	December 31,
	2015	2014
Components of net periodic pension cost:
Service cost	$173,594	$163,696
Interest cost	283,194	256,477
Expected return on plan assets	(373,060)	(360,212)
Recognized loss	125,420	64,345
Net periodic pension cost	$209,148	$124,306

	Three Months Ended
	December 31,
	2015	2014
Components of postretirement benefit cost:
Service cost	$37,005	$41,895
Interest cost	156,145	150,024
Expected return on plan assets	(126,965)	(129,164)
Recognized loss	62,543	49,265
Net postretirement benefit cost	$128,728	$112,020

The Company contributed $0 to its pension plan and $250,000 to its postretirement medical plan during the three-month period ended December 31, 2015. The Company currently expects to contribute a minimum of $500,000 to its pension plan and an additional $250,000 to its postretirement benefit plan prior to the end of its fiscal year.

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of December 31, 2015 and September 30, 2015:

		Fair Value Measurements - December 31, 2015
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$974,294	$—	$974,294	$—
Total	$974,294	$—	$974,294	$—

		Fair Value Measurements - September 30, 2015
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$712,710	$—	$712,710	$—
Total	$712,710	$—	$712,710	$—

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At December 31, 2015 and September 30, 2015, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.
The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows required to settle the obligation.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of December 31, 2015 and September 30, 2015:

RGC RESOURCES, INC. AND SUBSIDIARIES

		Fair Value Measurements - December 31, 2015
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt	$32,112,200	$—	$—	$29,645,587
Total	$32,112,200	$—	$—	$29,645,587

		Fair Value Measurements - September 30, 2015
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt	$30,500,000	$—	$—	$28,570,585
Total	$30,500,000	$—	$—	$28,570,585

The fair value of long-term debt is estimated by discounting the future cash flows of the debt based on current market rates and corresponding interest rate spread.
FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of December 31, 2015 and September 30, 2015, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

11.	Stock Options
On December 3, 2015, the Board of Directors granted 16,000 options to certain officers of the Company. In accordance with the Key Employee Stock Option Plan, the grant price of $21.22 was the closing price of the Company's stock on the grant date. The options become exercisable six months from the grant date and expire after ten years from the date of issuance.
Fair value at the grant date was $4.04 per option as calculated using the Black-Scholes option pricing model. Compensation expense will be recognized over the vesting period. Total compensation expense recognized through December 31, 2015 was $10,773.

12.	Subsequent Events
The Company has evaluated subsequent events through the date the financial statements were issued. There were no items not otherwise disclosed which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, RGC Resources, Inc. (“Resources” or the “Company”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2015 Annual Report on Form 10-K. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.
Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.
The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2016. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the gas business.
Overview
Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 60,100 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding localities through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for terms and conditions set by the Virginia State Corporation Commission (“SCC”).
Resources also provides certain unregulated services through Roanoke Gas and its other subsidiaries. Such unregulated operations represent less than 3% of total revenues and margin of Resources on an annual basis.
The Company’s utility operations are regulated by the SCC, which oversees the terms, conditions, and rates to be charged to customers for natural gas service, safety standards, extension of service, accounting and depreciation. The Company is also subject to federal regulation from the Department of Transportation in regard to the construction, operation, maintenance, safety and integrity of its transmission and distribution pipelines. The Federal Energy Regulatory Commission ("FERC") regulates the prices for the transportation and delivery of natural gas to the Company’s distribution system and underground storage services. The Company is also subject to other regulations which are not necessarily industry specific.

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

As the Company’s business is seasonal in nature, volatility in winter weather and the commodity price of natural gas can impact the effectiveness of the Company’s rates in recovering its costs and providing a reasonable return for its shareholders. In order to mitigate the effect of variations in weather and cost of natural gas, the Company has certain approved rate mechanisms in place that help provide stability in earnings, adjust for volatility in the price of natural gas and provide a return on increased infrastructure investment. These mechanisms include a purchased gas adjustment factor ("PGA"), weather normalization adjustment factor ("WNA"), inventory carrying cost revenue and a Steps to Advance Virginia Energy ("SAVE") adjustment rider.

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company's approved billing rates include a component designed to allow for the recovery of the cost of natural gas used by its customers. The cost of natural gas is considered a pass-through cost and is independent of the non-gas rates of the Company. This rate component, referred to as the PGA, allows the Company to pass along to its customers increases and decreases in natural gas costs incurred by its regulated operations. On a quarterly basis, the Company files a PGA rate adjustment request with the SCC to adjust the gas cost component of its rates up or down depending on projected price and activity. Once administrative approval is received, the Company adjusts the gas cost component of its rates to reflect the approved amount. As actual costs will differ from the projections used in establishing the PGA rate, the Company will either over-recover or under-recover its actual gas costs during the period. The difference between actual costs incurred and costs recovered through the application of the PGA is recorded as a regulatory asset or liability. At the end of the annual deferral period, the balance is amortized over an ensuing 12-month period as amounts are reflected in customer billings.

The WNA reduces the volatility in earnings due to the variability in temperatures during the heating season. The WNA is based on a weather measurement band around the most recent 30-year temperature average. The WNA provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when the weather is colder than normal. Under the WNA, the Company recovers from its customers the lost margin (excluding gas costs) for the impact of weather that was warmer than normal or refunds the excess margin earned for weather that was colder than normal. For the three months ended December 31, 2015, the Company accrued approximately $1,076,000 in additional margin for weather that was 29% warmer than normal compared to the same period last year, which reflected a $109,000 refund accrual for weather that was 3% colder than normal.
The Company also has an approved rate structure in place that mitigates the impact of financing costs associated with its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs,” of its investment in natural gas inventory. The carrying cost revenue factor applied to the cost of inventory is based on the Company’s weighted-average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less inventory carrying cost ("ICC") revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighting of the components that are used to determine the weighted-average cost of capital. The average unit price of gas in storage during the first three months of the current fiscal year was $1.34 per decatherm, or 28% lower than the same period last year, and average inventory volumes during the period were more than 3% higher. Correspondingly, ICC revenues decreased by more than $81,000. Based on current natural gas storage cost and the continuing low natural gas commodity prices, ICC revenues are projected to remain at levels below last year.
The Company’s non-gas rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal rate application with the SCC utilizing historical information including investment in natural gas facilities. Generally, investments related to extending service to new customers are recovered through the non-gas rates currently in place. The investment in replacing and upgrading existing infrastructure is not recoverable until a formal rate application is made to include the additional investment and new non-gas rates are approved. The SAVE Plan and Rider provides the Company with the ability to recover costs related to investments in qualified infrastructure projects on a prospective basis rather than on a historical basis. The SAVE Plan provides a mechanism to recover the related depreciation and expenses and provide a return on rate base of the additional capital investments related to improving the Company's infrastructure until such time that a formal rate application is filed to incorporate this investment in the Company's non-gas rates. As the Company did not file for an increase in the non-gas rates during the prior year and the level of capital investment continues to grow, SAVE Plan revenues have increased significantly. The Company recognized approximately $461,000 in SAVE Plan revenues for the three-month periods ended December 31, 2015, compared to $238,000 for the same period last year. These SAVE Plan revenues will be included as part of the new non-gas base rates when the Company files for a non-gas rate increase.

Results of Operations
Three Months Ended December 31, 2015:
Net income decreased by $1,586 for the three months ended December 31, 2015, compared to the same period last year. Higher operating expenses more than offset an increase in SAVE Plan revenues.
The tables below reflect operating revenues, volume activity and heating degree-days.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended December 31,
	2015	2014	Increase (Decrease)	Percentage
Operating Revenues
Gas Utilities	$15,785,849	$20,998,278	$(5,212,429)	(25)%
Other	224,207	251,787	(27,580)	(11)%
Total Operating Revenues	$16,010,056	$21,250,065	$(5,240,009)	(25)%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	1,545,869	2,161,566	(615,697)	(28)%
Transportation and Interruptible	702,582	821,318	(118,736)	(14)%
Total Delivered Volumes	2,248,451	2,982,884	(734,433)	(25)%
Heating Degree Days (Unofficial)	1,082	1,556	(474)	(30)%
Total operating revenues for the three months ended December 31, 2015, compared to the same period last year, decreased primarily due to significantly lower delivered natural gas volumes combined with lower natural gas costs. Total natural gas deliveries declined by 25% due to a 30% decline in the number of heating degree days compared to the same period last year and reduced industrial consumption. Lower margin transportation and industrial volumes declined by 14% due to decreased production activities at two of our largest customers and the closing of another customer's operations during the prior fiscal year. The lost customer accounted for approximately 53,000 of the 118,736 decline in transportation gas delivered for the current quarter. Residential and commercial volumes declined by 28% due to weather that was 30% warmer than the prior year. The WNA provided margin relief related to the estimated 553,000 decatherms of gas not sold due to the warmer weather. In addition, the commodity price of natural gas declined by 20% per unit compared to the same period last year.

	Three Months Ended December 31,
	2015	2014	Increase (Decrease)	Percentage
Gross Margin
Gas Utilities	$8,606,015	$8,483,684	$122,331	1%
Other	132,101	138,459	(6,358)	(5)%
Total Gross Margin	$8,738,116	$8,622,143	$115,973	1%
Regulated natural gas margins from utility operations increased from the same period last year primarily as a result of higher SAVE Plan revenues more than offsetting lower industrial volumes and reduction in ICC revenues. SAVE revenues increased by $223,062 due to the increasing investment in SAVE related projects. Volumetric margin, net of the WNA adjustment, declined by $50,034 primarily due to reduction in transportation and industrial volumes delivered. Other margins declined slightly from last year's levels.
The components of and the change in gas utility margin are summarized below:

	Three Months Ended December 31,
	2015	2014	Increase (Decrease)
Customer Base Charge	$3,068,884	$3,037,168	$31,716
Carrying Cost	233,266	314,301	(81,035)
SAVE Plan	461,322	238,260	223,062
Volumetric	3,731,651	4,966,832	(1,235,181)
WNA	1,076,108	(109,039)	1,185,147
Other Gas Revenues	34,784	36,162	(1,378)
Total	$8,606,015	$8,483,684	$122,331
Operation and maintenance expenses were nearly unchanged as higher benefit costs were mostly offset by a greater level of overhead capitalization and lower bad debt expense. Employee benefit costs increased by approximately $41,000 due to

RGC RESOURCES, INC. AND SUBSIDIARIES

increased pension and postretirement medical costs related to the amortization of higher actuarial losses attributable to the adoption of new mortality tables. The Company capitalized approximately $36,000 more in corporate and benefit overheads primarily due to the timing of liquified natural gas ("LNG") production. The remaining differences were related to various minor fluctuations in other expenses.
General taxes increased by $18,477, or 5%, primarily due to higher property taxes associated with increases in utility property.

Depreciation expense increased by $107,215, or 8%, on an 7% increase in utility plant investment.
Interest expense increased by $11,289, or 3%, due to increased utilization of the Company's line-of-credit and the initial financing of the Company's investment in the Mountain Valley Pipeline.
Income tax expense decreased by $2,460, which corresponds to the decrease in pre-tax income for the quarter. The effective tax rate was 38% for the three months ended December 31, 2015 and 2014, respectively.
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
The Company considers an estimate to be critical if it is material to the financial statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. There have been no changes to the critical accounting policies as reflected in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.
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

Equity Investment in Mountain Valley Pipeline
On October 1, 2015, the Company through its newly formed wholly-owned subsidiary, RGC Midstream, LLC, entered into an agreement to become a 1% member in Mountain Valley Pipeline, LLC (the "LLC"). The purpose of the LLC is to construct and operate the Mountain Valley Pipeline ("MVP"), a natural gas pipeline connecting an existing transmission system in northern West Virginia to another interstate pipeline in south central Virginia. This project falls under the jurisdiction of FERC and is subject to its approval prior to beginning construction. In October 2015, the LLC filed the application with FERC to construct the pipeline with an expected decision in late 2016. Assuming a favorable response by FERC, the pipeline is expected to be in service by the end of calendar 2018. Management believes the investment in the LLC will be beneficial for the Company, its shareholders and southwest Virginia. In addition to the potential returns from the investment in the LLC, the Company will benefit from access to an additional source of natural gas to its distribution system and, the proposed pipeline path would provide the Company with a more economically feasible opportunity to provide natural gas service to previously unserved areas in southwest Virginia.

The total project cost is anticipated to be approximately $3.5 billion. As a 1% member in the LLC, Midstream's contribution is expected to be approximately $35 million. The agreement provides for a schedule of cash draws to fund the project. The initial payments are for the acquisition of land and materials related to the construction of the pipeline and other pre-construction costs. Once approved and construction begins, more significant cash draws will be required. Initial funding for the investment in the LLC is provided through the Midstream credit facility composed of a Credit Agreement ("Agreement") and related Promissory Notes (the “Notes”), under which Midstream may borrow up to a total of $25 million, over a period of 5 years, with an interest rate of 30-day LIBOR plus 160 basis points. In accordance with the terms of the Agreement, at such point in time as Midstream has borrowed $17.5 million under the Notes, Midstream is required to provide the next $5 million in equity towards its capital contributions to the LLC. Once Midstream has completed its $5 million in contributions, it may resume borrowing under the Notes up to the $25 million limit.

RGC RESOURCES, INC. AND SUBSIDIARIES

The effect on the results of operation related to the investment in the LLC will not be significant until such time as the project is approved by FERC.
Regulatory
The Company currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in its service area. Certificates of public convenience and necessity are issued by the SCC to provide service in the counties in the Company's service territory. These certificates are intended for perpetual duration subject to compliance and regulatory standards. Franchises are granted by the local cities and towns served by the Company. The Company was able to renew the expiring franchise agreements with the City of Roanoke, the City of Salem and the Town of Vinton under terms and conditions similar to the expiring agreements. The new franchise agreements have a twenty year term and will expire December 31, 2035.
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
Cash and cash equivalents decreased by $97,792 for the three-month period ended December 31, 2015, compared to a $149,818 decrease for the same period last year. The following table summarizes the sources and uses of cash:

	Three Months Ended December 31,
	2015	2014
Cash Flow Summary Three Months Ended:
Used in operating activities	$(1,311,151)	$(1,415,018)
Used in investing activities	(5,297,177)	(4,374,894)
Provided by financing activities	6,510,536	5,640,094
Decrease in cash and cash equivalents	$(97,792)	$(149,818)

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
Cash flow used in operations is generally driven by increases in accounts receivable balances partially offset by reductions in storage gas inventory during the first fiscal quarter. Cash flow used in operations decreased from last year by $103,867, primarily due to a smaller increase in accounts receivable, reduced storage withdrawals and less accounts payable activity due to the much warmer weather during the period and higher depreciation. Accounts receivable increased by more than $4,900,000 during the current quarter compared to an increase last year of nearly $7,400,000 as a combination of warmer weather and lower gas prices resulted in smaller increases in receivable balances. Furthermore, the warmer weather and lower priced natural gas in storage resulted in a smaller decline in storage inventory levels and a decline in accounts payable balances, which offset much of the cash flow effect of the lower increase in accounts receivable balances.
Investing activities are generally composed of expenditures under the Company’s construction program, which primarily involves replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe, improvements to the LNG plant and expanding its natural gas system to meet the demands of customer growth. Expenditures for infrastructure and equipment have continued at the higher levels experienced over the last few years as the Company continues its ongoing pipeline replacement program; however, cash flows used in investing activities actually decreased by $458,744 for the three-months ended December 31, 2015, as the prior year included capital expenditures related to the completion of the LNG boil off compressor replacement. The Company currently expects to finish replacing the remaining bare steel and cast iron pipe within its natural gas distribution system in calendar 2016 and then will shift efforts to replacing pre-1973 first generation plastic pipe with current polyethylene pipe. The Company plans to replace two of its custody transfer stations connected to the East Tennessee transmission lines in addition to evaluating other capital improvement projects. As a result, capital expenditures are expected

RGC RESOURCES, INC. AND SUBSIDIARIES

to remain at elevated levels over the next few years. Operating cash flows and corporate borrowings are expected to provide the funding for completing these projects.
The Company also began funding its participation in the MVP project with a total investment for the quarter of $1,378,879. The Company expects to invest an estimated $35 million over a three-year period to complete the project. Initial funding for the investment in the LLC is provided through the Midstream credit facility as discussed above and in Note 5 of the Condensed Consolidated Financial Statements.
Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flows provided by financing activities increased by $870,442 compared to the same period last year primarily due to the borrowing related to the Company's investment in the MVP. The Company borrowed $1,612,200 under the credit facility related to its initial financing in the pipeline and associated costs. The Company will continue to draw against the Midstream credit facility as the financing needs of the project continue. Reduced activity under the line-of-credit partially offset the increase in cash provided by the MVP debt during the quarter. The Company will use the line-of-credit for bridge financing and will evaluate the need and timing to convert some of this debt to more permanent financing.
The Company's line-of-credit agreement will expire on March 31, 2016, unless extended. The Company anticipates being able to extend or replace its current line-of-credit agreement upon expiration; however, there is no guarantee that the line-of-credit will be extended or replaced on terms comparable to those currently in place.
At December 31, 2015, the Company’s consolidated long-term capitalization was 63% equity and 37% debt. The Company's total consolidated capitalization, including the line-of-credit, was 53% equity and 47% debt.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risks associated with interest rates and commodity prices. Interest rate risk is related to the Company’s outstanding short-term debt and the Midstream credit facility. Commodity price risk is experienced by the Company’s regulated natural gas operations. The Company’s risk management policy, as authorized by the Company’s Board of Directors, allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations.
Interest Rate Risk
The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At December 31, 2015, the Company had $15,011,551 outstanding under its variable rate line-of-credit with an average balance outstanding during the three-month period of $14,208,647. The Company also had $1,612,200 outstanding under a 5-year variable rate term loan. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable-rate debt outstanding during the period would have resulted in an increase in interest expense for the current period of approximately $36,000. The Company's other long-term debt is at fixed rates.
Commodity Price Risk
The Company manages the price risk associated with purchases of natural gas by using a combination of liquefied natural gas (LNG) storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.
At December 31, 2015, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had 2,108,486 decatherms of gas in storage, including LNG, at an average price of $3.38 per decatherm, compared to 1,962,945 decatherms at an average price of $4.72 per decatherm last year. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, as any additional costs or benefits associated with the settlement of derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

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
As of December 31, 2015, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.
Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information
ITEM 1 – LEGAL PROCEEDINGS
None.
ITEM 1A – RISK FACTORS
No changes.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
None.
ITEM 6 – EXHIBITS

Number	Description

10.1*	Second Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated March 10, 2015.
10.2	Guaranty, dated as of October 1, 2015, made by RGC Resources, Inc in favor of Mountain Valley Pipeline, LLC.
10.3
Gas Franchise Agreement between the City of Roanoke, Virginia and Roanoke Gas Company dated December 14, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 16, 2015).

10.4
Gas Franchise Agreement between the City of Salem, Virginia and Roanoke Gas Company dated December 14, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 16, 2015).

10.5
Gas Franchise Agreement between the Town of Vinton, Virginia and Roanoke Gas Company dated November 17, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on December 16, 2015).

10.6
Credit Agreement among RGC Midstream, LLC, Union Bank & Trust and the Other Lenders Party Hereto dated December 29, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 31, 2015).

10.7
Promissory Note in the principal amount of $15,000,000 in favor of Union Bank & Trust due December 29, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 31, 2015).

10.8
Promissory Note in the principal amount of $10,000,000 in favor of Branch Banking & Trust due December 29, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on December 31, 2015).

10.9
Unconditional Parent Guaranty by RGC Resources, Inc. in favor of Union Bank & Trust and Branch Banking & Trust dated December 29, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on December 31, 2015).

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2015 and September 30, 2015, (ii) Condensed Consolidated Statements of Income for the three months ended December 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and 2014, and (v) Condensed Notes to Condensed Consolidated Financial Statements.

*	Confidential treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission.
**
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

RGC Resources, Inc.

Date: February 5, 2016	By:	/s/ Paul W. Nester
Paul W. Nester
Vice President, Secretary, Treasurer and CFO