Form 10-Q
period 2016-03-31
RGC RESOURCES INC
filed 2016-05-06
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2016
Common Stock, $5 Par Value	4,767,653

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31, 2016	September 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$699,304	$985,234
Accounts receivable (less allowance for uncollectibles of $239,555 and $52,721, respectively)	8,355,839	3,196,573
Materials and supplies	987,537	968,108
Gas in storage	2,896,652	8,160,498
Prepaid income taxes	426,991	1,657,066
Other	1,661,312	1,182,343
Total current assets	15,027,635	16,149,822
UTILITY PROPERTY:
In service	175,322,405	168,033,032
Accumulated depreciation and amortization	(54,823,732)	(53,307,079)
In service, net	120,498,673	114,725,953
Construction work in progress	3,915,908	3,903,599
Utility plant, net	124,414,581	118,629,552
OTHER ASSETS:
Regulatory assets	11,019,100	10,923,243
Investment in unconsolidated affiliate	1,685,481	—
Other	126,360	144,577
Total other assets	12,830,941	11,067,820
TOTAL ASSETS	$152,273,157	$145,847,194

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31, 2016	September 30, 2015
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings under line-of-credit	$7,453,433	$9,340,997
Dividends payable	965,450	912,995
Accounts payable	3,888,265	5,141,677
Customer credit balances	682,257	1,560,351
Income taxes payable	239,129	—
Customer deposits	1,788,444	1,579,441
Accrued expenses	2,446,658	2,766,097
Over-recovery of gas costs	4,763,260	1,901,426
Total current liabilities	22,226,896	23,202,984
LONG-TERM DEBT:
Principal amount	32,432,200	30,500,000
Less unamortized debt issuance costs	(275,138)	(183,427)
Long-term debt net of unamortized debt issuance costs	32,157,062	30,316,573
DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	5,390,748	5,295,868
Regulatory cost of retirement obligations	9,208,266	8,885,486
Benefit plan liabilities	10,485,087	10,685,261
Deferred income taxes	16,218,692	14,620,031
Total deferred credits and other liabilities	41,302,793	39,486,646
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 4,766,451 and 4,741,498, respectively	23,832,255	23,707,490
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	9,093,406	8,647,669
Retained earnings	25,878,712	22,772,377
Accumulated other comprehensive loss	(2,217,967)	(2,286,545)
Total stockholders’ equity	56,586,406	52,840,991
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$152,273,157	$145,847,194
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2016 AND 2015
UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
OPERATING REVENUES:
Gas utilities	$21,569,485	$26,069,150	$37,355,334	$47,067,428
Other	208,288	362,579	432,495	614,366
Total operating revenues	21,777,773	26,431,729	37,787,829	47,681,794
COST OF SALES:
Gas utilities	11,024,458	16,016,661	18,204,292	28,531,255
Other	104,046	201,298	196,152	314,626
Total cost of sales	11,128,504	16,217,959	18,400,444	28,845,881
GROSS MARGIN	10,649,269	10,213,770	19,387,385	18,835,913
OTHER OPERATING EXPENSES:
Operations and maintenance	3,376,496	3,623,627	6,807,729	7,048,279
General taxes	443,614	429,045	867,601	834,555
Depreciation and amortization	1,384,845	1,281,629	2,769,689	2,559,258
Total other operating expenses	5,204,955	5,334,301	10,445,019	10,442,092
OPERATING INCOME	5,444,314	4,879,469	8,942,366	8,393,821
Equity in earnings of unconsolidated affiliate	33,846	—	55,383	—
Other expense, net	28,436	6,934	32,309	12,813
Interest expense	415,940	385,162	824,296	782,229
INCOME BEFORE INCOME TAXES	5,033,784	4,487,373	8,141,144	7,598,779
INCOME TAX EXPENSE	1,922,337	1,708,029	3,106,907	2,895,059
NET INCOME	$3,111,447	$2,779,344	$5,034,237	$4,703,720
BASIC EARNINGS PER COMMON SHARE	$0.65	$0.59	$1.06	$1.00
DILUTED EARNINGS PER COMMON SHARE	$0.65	$0.59	$1.06	$1.00
DIVIDENDS DECLARED PER COMMON SHARE	$0.2025	$0.1925	$0.4050	$0.3850
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2016 AND 2015
UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
NET INCOME	$3,111,447	$2,779,344	$5,034,237	$4,703,720
Other comprehensive income, net of tax:
Defined benefit plans	34,289	9,340	68,578	18,680
OTHER COMPREHENSIVE INCOME, NET OF TAX	34,289	9,340	68,578	18,680
COMPREHENSIVE INCOME	$3,145,736	$2,788,684	$5,102,815	$4,722,400
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS
ENDED MARCH 31, 2016 AND 2015
UNAUDITED

	Six Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,034,237	$4,703,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,830,149	2,615,387
Cost of removal of utility plant, net	(216,214)	(184,255)
Stock option grants	43,092	55,760
Equity in earnings of unconsolidated affiliate	(55,383)	—
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	3,276,992	7,707,551
Net cash provided by operating activities	10,912,873	14,898,163
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(8,164,000)	(6,801,151)
Investment in unconsolidated affiliate	(1,630,098)	—
Proceeds from disposal of equipment	316	4,526
Net cash used in investing activities	(9,793,782)	(6,796,625)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,932,200	—
Borrowings under line-of-credit agreement	18,975,610	21,587,310
Repayments under line-of-credit agreement	(20,863,175)	(28,040,662)
Debt issuance expenses	(101,619)	—
Proceeds from issuance of stock (24,953 and 7,774 shares, respectively)	527,410	162,742
Cash dividends paid	(1,875,447)	(1,782,380)
Net cash used in financing activities	(1,405,021)	(8,072,990)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(285,930)	28,548
BEGINNING CASH AND CASH EQUIVALENTS	985,234	849,757
ENDING CASH AND CASH EQUIVALENTS	$699,304	$878,305
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$748,447	$336,196
Income taxes paid	81,000	266,573

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Resources financial position as of March 31, 2016 and the results of its operations, cash flows and comprehensive income for the three months and six months ended March 31, 2016 and 2015. The results of operations for the three months and six months ended March 31, 2016 are not indicative of the results to be expected for the fiscal year ending September 30, 2016 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.
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
Recently Issued Accounting Standards

In May 2014, the FASB issued guidance under FASB ASC No. 606 - Revenue from Contracts with Customers that affects any entity that enters into contracts with customers for the transfer of goods or services or transfer of non-financial assets. This guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, the entity satisfies the performance obligation. The new guidance was effective for the Company for the annual reporting period ending September 30, 2018 and interim periods within that annual period. Early application was not permitted. In August 2015, the FASB issued Accounting Standards Update (ASU) 2015-14 that deferred the effective date of this guidance by one year. Therefore, the new guidance is effective for the Company for the annual reporting period ending September 30, 2019 and interim periods within that year. The FASB has issued subsequent guidance under ASC No. 606 to provide further clarification of certain aspects of the original ASU. All additional guidance is being considered as part of the Company's evaluation of the revenue recognition standard. Although Management has not completed its evaluation of all the issued guidance under ASC No. 606, the Company does not currently expect the guidance to have a material effect on its financial position, results of operations or cash flows.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU enhances the reporting model for financial instruments to provide users of the financial statements with more useful information through several provisions, including the following: (1) requires equity investments, excluding investments accounted for under the equity method, be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values, (3) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (5) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The new guidance is effective for the Company for the annual reporting period ending September 30, 2019 and interim periods within that annual period. Management has not completed its evaluation of the new guidance. However, the Company does not currently expect the new guidance to have a material effect on its financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU leaves the accounting for leases mostly unchanged for lessors, with the exception of targeted improvements for consistency; however, the new guidance requires lessees to recognize assets and liabilities for leases with terms of more than 12-months. The ASU also revises the definition of a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Consistent with current GAAP, the presentation and cash flows arising from a lease by a lessee will primarily depend on its classification as a finance or operating lease. In contrast, the new ASU requires both types of leases to be recognized on the balance sheet. In addition, the new guidance includes quantitative and qualitative disclosure requirements to aid financial statement users in better understanding the amount, timing and uncertainty of cash flows arising from leases. The new guidance is effective for the Company for the annual reporting period ending September 30, 2020 and interim periods within that annual period. Early adoption is permitted. Management has not completed its evaluation of the new guidance. However, the Company does not currently expect the new guidance to have a material effect on its financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance is effective for the Company for the annual reporting period ending September 30, 2018 and interim periods within that annual period. Early adoption is permitted. Management has not completed its evaluation of the new guidance. However, the Company does not currently expect the new guidance to have a material effect on its financial position, results of operations or cash flows.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Roanoke Gas Company has in place a weather normalization adjustment tariff ("WNA") based on a weather measurement band around the most recent 30-year temperature average ("normal"). The Company's base rates are determined utilizing the 30-year normal. When weather is warmer than normal, the Company delivers less natural gas which in turn reduces margins. Conversely, when weather is colder than normal, the Company delivers more natural gas resulting in additional margins. The WNA tariff provides the Company with a mechanism to recover unrealized margin due to reduced natural gas sales during warmer than normal periods and refund excess margin from increased natural gas sales during colder than normal periods. For the three and six-month periods ended March 31, 2016, the Company recorded $105,235 and $1,181,343 in WNA income for weather that was 1% and 13% warmer than normal for the respective periods. This compares to the accrual of a WNA refund for the three and six-month periods ended March 31, 2015 of $734,313 and $843,352 for weather that was 15% and 10% colder than normal for the corresponding periods.

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

The total project cost is estimated to be approximately $3.5 billion. The Company's 1% equity interest in the LLC will require a total estimated investment of approximately $35 million, by periodic capital contributions throughout the design and construction phases of the project. Midstream held an approximate $1.7 million equity method investment in the LLC at March 31, 2016. Initial funding for Midstream's investment in the LLC is provided through two unsecured promissory notes, each with a 5-year term.

The Company is participating in the earnings generated from the transportation of natural gas through the pipeline in proportion to its level of investment. The Company is utilizing the equity method to account for the transactions and activity of the investment.

The financial statement locations of the investment in the LLC are as follows:

Balance Sheet Location of Other Investments:	March 31, 2016	September 30, 2015
Other Assets:
Investment in unconsolidated affiliate	$1,685,481	$—

	Three Months Ended		Six Months Ended
Income Statement Location of Other Investments:	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Equity in earnings of unconsolidated affiliate	$33,846	$—	$55,383	$—

4.	Short-Term Debt
The Company entered into a new unsecured line-of-credit agreement dated March 31, 2016. The new agreement maintains the same variable interest rate based on 30-day LIBOR plus 100 basis points and availability fee of 15 basis points as the expiring agreement. The agreement also includes multi-tiered borrowing limits to accommodate seasonal borrowing demands and minimize borrowing costs. The Company’s total available borrowing limits during the term of the line-of-credit agreement range from $10,000,000 to $24,000,000. The line-of-credit agreement will expire March 31, 2017, unless extended. The Company anticipates being able to extend or replace the credit line upon expiration. As of March 31, 2016, the Company had $7,453,433 outstanding under its line-of-credit agreement.

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

Long-term debt consists of the following:

	March 31, 2016		September 30, 2015
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Unsecured senior notes payable, at 4.26% due on September 18, 2034	$30,500,000	$178,600	$30,500,000	$183,427
Unsecured term notes payable, at 30-day LIBOR plus 1.60%, due December 29, 2020	1,932,200	96,538	—	—
Total	$32,432,200	$275,138	$30,500,000	$183,427

6.	Other Comprehensive Income
A summary of other comprehensive income and loss is provided below:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Three Months Ended March 31, 2016
Defined benefit plans:
Amortization of actuarial losses	$55,268	$(20,979)	$34,289
Other comprehensive income	$55,268	$(20,979)	$34,289
Three Months Ended March 31, 2015
Defined benefit plans:
Amortization of actuarial losses	$15,055	$(5,715)	$9,340
Other comprehensive income	$15,055	$(5,715)	$9,340

RGC RESOURCES, INC. AND SUBSIDIARIES

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Six Months Ended March 31, 2016
Defined benefit plans:
Amortization of actuarial losses	$110,536	$(41,958)	$68,578
Other comprehensive income	$110,536	$(41,958)	$68,578
Six Months Ended March 31, 2015
Defined benefit plans:
Amortization of actuarial losses	30,110	(11,430)	18,680
Other comprehensive income	$30,110	$(11,430)	$18,680

The amortization of actuarial losses is included as a component of net periodic pension and postretirement benefit cost in operations and maintenance expense.

Reconciliation of Other Accumulated Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2015	$(2,286,545)
Other comprehensive income	68,578
Balance at March 31, 2016	$(2,217,967)

7.	Commitments and Contingencies
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
Basic earnings per common share for the three months and six months ended March 31, 2016 and 2015 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares. A reconciliation of basic and diluted earnings per share is presented below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net Income	$3,111,447	$2,779,344	$5,034,237	$4,703,720
Weighted average common shares	4,759,918	4,724,548	4,754,067	4,723,002
Effect of dilutive securities:
Options to purchase common stock	3,980	4,149	3,938	4,128
Diluted average common shares	4,763,898	4,728,697	4,758,005	4,727,130
Earnings Per Share of Common Stock:
Basic	$0.65	$0.59	$1.06	$1.00
Diluted	$0.65	$0.59	$1.06	$1.00

9.	Employee Benefit Plans
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Components of net periodic pension cost:
Service cost	$173,594	$163,696	$347,188	$327,392
Interest cost	283,194	256,477	566,388	512,954
Expected return on plan assets	(373,060)	(360,212)	(746,120)	(720,424)
Recognized loss	125,420	64,345	250,840	128,690
Net periodic pension cost	$209,148	$124,306	$418,296	$248,612

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Components of postretirement benefit cost:
Service cost	$37,005	$41,895	$74,010	$83,790
Interest cost	156,145	150,024	312,290	300,048
Expected return on plan assets	(126,965)	(129,164)	(253,930)	(258,328)
Recognized loss	62,543	49,265	125,086	98,530
Net postretirement benefit cost	$128,728	$112,020	$257,456	$224,040

The Company contributed $250,000 to its pension plan and $250,000 to its postretirement medical plan during the six-month period ended March 31, 2016. The Company currently expects to contribute a minimum of an additional $250,000 to its pension plan and an additional $250,000 to its postretirement benefit plan prior to the end of its fiscal year.

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of March 31, 2016 and September 30, 2015:

		Fair Value Measurements - March 31, 2016
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$865,714	$—	$865,714	$—
Total	$865,714	$—	$865,714	$—

		Fair Value Measurements - September 30, 2015
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$712,710	$—	$712,710	$—
Total	$712,710	$—	$712,710	$—

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At March 31, 2016 and September 30, 2015, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.
The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows required to settle the obligation.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of March 31, 2016 and September 30, 2015:

RGC RESOURCES, INC. AND SUBSIDIARIES

		Fair Value Measurements - March 31, 2016
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt	$32,432,200	$—	$—	$32,193,380
Total	$32,432,200	$—	$—	$32,193,380

		Fair Value Measurements - September 30, 2015
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt	$30,500,000	$—	$—	$28,570,585
Total	$30,500,000	$—	$—	$28,570,585

The fair value of long-term debt is estimated by discounting the future cash flows of the debt based on current market rates and corresponding interest rate spread.
FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of March 31, 2016 and September 30, 2015, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

11.	Stock Options
On December 3, 2015, the Board of Directors granted 16,000 options to certain officers of the Company. In accordance with the Key Employee Stock Option Plan, the grant price of $21.22 was the closing price of the Company's stock on the grant date. The options become exercisable six months from the grant date and expire after ten years from the date of issuance.
Fair value at the grant date was $4.04 per option as calculated using the Black-Scholes option pricing model. Compensation expense is recognized over the vesting period. Total compensation expense recognized through March 31, 2016 was $43,092.

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
Overview
Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 60,500 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding localities through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for terms and conditions set by the Virginia State Corporation Commission (“SCC”).
Resources also provides certain unregulated services through Roanoke Gas and its other subsidiaries. Such unregulated operations represent less than 2% of total revenues and margin of Resources on an annual basis.
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

Over 98% of the Company’s annual revenues are derived from the sale and delivery of natural gas to Roanoke Gas customers. The SCC authorizes the rates and fees the Company charges its customers for these services. These rates are designed to provide the Company with the opportunity to recover its gas and non-gas expenses and to earn a reasonable rate of return for shareholders based on normal weather. Normal weather refers to the average number of heating degree days (an industry measure by which the average daily temperature falls below 65 degrees Fahrenheit) over the previous 30-year period.

As the Company’s business is seasonal in nature, volatility in winter weather and the commodity price of natural gas can impact the effectiveness of the Company’s rates in recovering its costs and providing a reasonable return for its shareholders. In order to mitigate the effect of variations in weather and the cost of natural gas, the Company has certain approved rate mechanisms in place that help provide stability in earnings, adjust for volatility in the price of natural gas and provide a return on increased infrastructure investment. These mechanisms include a purchased gas adjustment factor ("PGA"), weather normalization adjustment factor ("WNA"), inventory carrying cost revenue and a Steps to Advance Virginia Energy ("SAVE") adjustment rider.

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

The WNA reduces the volatility in earnings due to the variability in temperatures during the heating season. The WNA is based on a weather measurement band around the most recent 30-year temperature average. The WNA provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when the weather is colder than normal. Under the WNA, the Company recovers from its customers the lost margin (excluding gas costs) for the impact of weather that was warmer than normal or refunds the excess margin earned for weather that was colder than normal. For the three months and six months ended March 31, 2016, the Company accrued approximately $105,000 and $1,181,000 in additional margin for weather that was 1% and 13% warmer than normal compared to the same periods last year, which reflected accrued refunds of approximately $734,000 and $843,000 for weather that was 15% and 10% colder than normal.
The Company also has an approved rate structure in place that mitigates the impact of financing costs associated with its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs,” of its investment in natural gas inventory. The carrying cost revenue factor applied to the cost of inventory is based on the Company’s weighted-average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less inventory carrying cost ("ICC") revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighting of the components that are used to determine the weighted-average cost of capital. The average unit price of gas in storage during the first six months of the current fiscal year was $1.30 per decatherm, or 28%, lower than the same period last year, while average inventory volumes during the period were nearly 6% higher. Correspondingly, ICC revenues decreased by more than $34,000 for the quarter and $115,000 for the six-month period. Based on current natural gas storage cost and the continuing low natural gas commodity prices, ICC revenues are projected to remain at levels below last year.
The Company’s non-gas rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal rate application with the SCC utilizing historical information including investment in natural gas facilities. Generally, investments related to extending service to new customers are recovered through the non-gas rates currently in place. The investment in replacing and upgrading existing infrastructure is not recoverable until a formal rate application is made to include the additional investment and new non-gas rates are approved. The SAVE Plan and Rider provides the Company with the ability to recover costs related to investments in qualified infrastructure projects on a prospective basis rather than on a historical basis. The SAVE Plan provides a mechanism to recover the related depreciation and expenses and provide a return on rate base of the additional capital investments related to improving the Company's infrastructure until such time that a formal rate application is filed to incorporate this investment in the Company's non-gas rates. As the Company did not file for an increase in the non-gas rates during the prior year and the level of capital investment continues to grow, SAVE Plan revenues have increased significantly. The Company recognized approximately $575,000 and $1,037,000 in SAVE Plan revenues for the three-month and six-month periods ended March 31, 2016, compared to $310,000 and $549,000 for the same periods last year. These SAVE Plan revenues will be included as part of the new non-gas base rates the next time the Company files for a non-gas rate increase.

Results of Operations
Three Months Ended March 31, 2016:
Net income increased by $332,103 for the three months ended March 31, 2016, compared to the same period last year. Increase in SAVE Plan revenues and higher capitalized overheads were the primary contributors to the improvement in net income.
The tables below reflect operating revenues, volume activity and heating degree-days.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)	Percentage
Operating Revenues
Gas Utilities	$21,569,485	$26,069,150	$(4,499,665)	(17)%
Other	208,288	362,579	(154,291)	(43)%
Total Operating Revenues	$21,777,773	$26,431,729	$(4,653,956)	(18)%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	3,155,915	3,506,983	(351,068)	(10)%
Transportation and Interruptible	796,581	786,651	9,930	1%
Total Delivered Volumes	3,952,496	4,293,634	(341,138)	(8)%
Heating Degree Days (Unofficial)	2,070	2,398	(328)	(14)%
Total operating revenues for the three months ended March 31, 2016, compared to the same period last year, decreased primarily due to significantly lower delivered natural gas volumes combined with lower natural gas costs. Total natural gas deliveries declined by 8% due to a 14% decline in the number of heating degree days compared to the same period last year. Lower margin transportation and industrial volumes increased slightly over the same quarter last year following a decline in the first quarter. Much of the first quarter decline was attributable to the closing of a customer's operations during the prior fiscal year, which accounted for nearly 150,000 decatherms on an annual basis. Residential and commercial volumes declined by 10% due to weather that was 14% warmer than the prior year. The WNA provided margin relief related to the estimated 32,000 decatherms of gas not sold due to the warmer weather. In addition, the commodity price of natural gas declined by 30% per unit compared to the same period last year.

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)	Percentage
Gross Margin
Gas Utilities	$10,545,027	$10,052,489	$492,538	5%
Other	104,242	161,281	(57,039)	(35)%
Total Gross Margin	$10,649,269	$10,213,770	$435,499	4%
Regulated natural gas margins from utility operations increased from the same period last year primarily as a result of higher SAVE Plan revenues and customer growth. SAVE revenues increased by $265,264 due to the increasing investment in SAVE related projects. Volumetric margin, net of the WNA adjustment, increased by $238,968 primarily due to customer growth and increased large commercial customer usage. Other margins declined from last year's levels due to reduced activity under the Company's non-gas contracts.
The components of and the change in gas utility margin are summarized below:

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
Customer Base Charge	$3,115,508	$3,094,631	$20,877
Carrying Cost	131,438	165,490	(34,052)
SAVE Plan	575,506	310,242	265,264
Volumetric	6,589,678	7,190,258	(600,580)
WNA	105,235	(734,313)	839,548
Other Gas Revenues	27,662	26,181	1,481
Total	$10,545,027	$10,052,489	$492,538
Operation and maintenance expenses declined by $247,131, or 7%, primarily due to increased overhead capitalization and lower bad debt expense partially offset by higher employee benefit costs. Capitalized overheads increased by more than

RGC RESOURCES, INC. AND SUBSIDIARIES

$329,000 due to an 87% increase in capital expenditures during the quarter. Bad debt expense decreased by nearly $58,000 due to reduced billings related to warmer weather and lower commodity price of natural gas. Total benefit costs increased by $146,000 due to increased pension and postretirement medical costs related to the amortization of higher actuarial losses attributable to the adoption of new mortality tables. The remaining differences were related to various minor fluctuations in other expenses.
General taxes increased by $14,569, or 3%, primarily due to higher property taxes associated with increases in utility property.

Depreciation expense increased by $103,216, or 8%, on an 8% increase in utility plant investment.
Other expenses increased by $21,502 primarily due to higher pipeline assessments and the level of corporate charitable giving.
Interest expense increased by $30,778, or 8%, due to increased utilization of the Company's line-of-credit and the initial financing of the Company's investment in the Mountain Valley Pipeline. Total average debt balance during the quarter increased by 12%.
Income tax expense increased by $214,308, which corresponds to the increase in pre-tax income for the quarter. The effective tax rate was 38% for the three months ended March 31, 2016 and 2015, respectively.

Six Months Ended March 31, 2016:
Net income increased by $330,517 for the six months ended March 31, 2016, compared to the same period last year. Corresponding with the quarterly results, the increase in SAVE Plan revenues and higher capitalized overheads were the primary reasons for higher net income.
The tables below reflect operating revenues, volume activity and heating degree-days.

	Six Months Ended March 31,
	2016	2015	Decrease	Percentage
Operating Revenues
Gas Utilities	$37,355,334	$47,067,428	$(9,712,094)	(21)%
Other	432,495	614,366	(181,871)	(30)%
Total Operating Revenues	$37,787,829	$47,681,794	$(9,893,965)	(21)%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	4,701,784	5,668,549	(966,765)	(17)%
Transportation and Interruptible	1,499,163	1,607,969	(108,806)	(7)%
Total Delivered Volumes	6,200,947	7,276,518	(1,075,571)	(15)%
Heating Degree Days (Unofficial)	3,152	3,954	(802)	(20)%
Total operating revenues for the six months ended March 31, 2016, compared to the same period last year, decreased due to a combination of reduced natural gas deliveries and lower natural gas costs. Total natural gas deliveries declined by 15% due to a 20% decline in the number of heating degree days compared to the same period last year and reduced industrial consumption during the first quarter. Transportation and industrial volumes declined due to reduced production activities in the first quarter at two of our largest customers and the closing of another customer's operations during the prior fiscal year. The lost customer accounted for approximately 55,000 decatherms of the decline in the volume of transportation gas delivered for the period. Residential and commercial volumes declined by 17% due to weather that was 20% warmer than the same period during the prior year.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Six Months Ended March 31,
	2016	2015	Increase (Decrease)	Percentage
Gross Margin
Gas Utilities	$19,151,042	$18,536,173	$614,869	3%
Other	236,343	299,740	(63,397)	(21)%
Total Gross Margin	$19,387,385	$18,835,913	$551,472	3%
Regulated natural gas margins from utility operations increased from the same period last year primarily as a result of higher SAVE Plan revenues more than offsetting lower industrial volumes and a reduction in ICC revenues. SAVE revenues increased by $488,326 due to the increasing investment in SAVE related projects. Volumetric margin, net of the WNA adjustment, increased by $188,934 primarily due to customer growth. Other margins declined from last year's levels.
The components of and the change in gas utility margin are summarized below:

	Six Months Ended March 31,
	2016	2015	Increase (Decrease)
Customer Base Charge	$6,184,392	$6,131,799	$52,593
Carrying Cost	364,704	479,791	(115,087)
SAVE Plan	1,036,828	548,502	488,326
Volumetric	10,321,329	12,157,090	(1,835,761)
WNA	1,181,343	(843,352)	2,024,695
Other Gas Revenues	62,446	62,343	103
Total	$19,151,042	$18,536,173	$614,869
Operation and maintenance expenses decreased by $240,550, or 3%, due to the same reasons for the decline during the quarter: higher overhead capitalization and lower bad debt expense more than offsetting increased employee benefit costs. Capitalized overheads increased by more than $365,000 due to a 20% increase in capital expenditures and the timing of liquified natural gas production during the year. Bad debt expense decreased by nearly $71,000 due to reduced billings related to warmer weather and lower commodity price of natural gas. Total benefit costs increased by $187,000 due to increased pension and postretirement medical costs related to the amortization of higher actuarial losses attributable to the adoption of new mortality tables.
General taxes increased by $33,046, or 4%, primarily due to higher property taxes associated with increases in utility property.

Depreciation expense increased by $210,431, or 8%, on an 8% increase in utility plant investment.
Other expenses increased by $19,496 primarily due to higher pipeline assessments and the level of corporate charitable giving.
Interest expense increased by $42,067, or 5%, due to a 7% increase in total average debt outstanding during the period related to the financing of the Company's operations and the investment in the Mountain Valley Pipeline.
Income tax expense increased by $211,848, which corresponds to the higher pre-tax income for the period. The effective tax rate was 38% for the six months ended March 31, 2016 and 2015, respectively.
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
Equity Investment in Mountain Valley Pipeline
On October 1, 2015, the Company through its newly formed wholly-owned subsidiary, RGC Midstream, LLC, entered into an agreement to become a 1% member in Mountain Valley Pipeline, LLC (the "LLC"). The purpose of the LLC is to construct and operate the Mountain Valley Pipeline ("MVP"), a natural gas pipeline connecting an existing transmission system in northern West Virginia to another interstate pipeline in south central Virginia. This project falls under the jurisdiction of FERC and is subject to its approval prior to beginning construction. In October 2015, the LLC filed the application with FERC to construct the pipeline with an expected decision in late 2016. Assuming a favorable response by FERC, the pipeline is expected to be in service by the end of calendar 2018. Management believes the investment in the LLC will be beneficial for the Company, its shareholders and southwest Virginia. In addition to the potential returns from the investment in the LLC, the Company will benefit from access to an additional source of natural gas to its distribution system, and the proposed pipeline path would provide the Company with a more economically feasible opportunity to provide natural gas service to previously unserved areas in southwest Virginia.

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
Regulatory
The Company currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in its service area. Certificates of public convenience and necessity are issued by the SCC to provide service in the counties in the Company's service territory. These certificates are intended for perpetual duration subject to compliance and regulatory standards. Franchises are granted by the local cities and towns served by the Company. The Company renewed the expiring franchise agreements with the City of Roanoke, the City of Salem and the Town of Vinton under terms and conditions similar to the expiring agreements. The new franchise agreements have a twenty year term and will expire December 31, 2035.
Since 2013, the Company has had in place the SAVE Plan Rider which allows the Company to recover the related depreciation and expenses and return on rate base attributable to the capital investment associated with the replacement of aging natural gas infrastructure. By virtue of the revenue generated by the SAVE Plan Rider, the Company has not filed for an increase in non-gas rates to recover increasing costs and the investment in natural gas infrastructure since 2013. The Company is in the process of compiling its SAVE Plan filing for 2017. This filing will allow the Company to continue to recover costs and a return on the existing SAVE infrastructure investments as well as provide for recovery of costs for new qualified SAVE projects. The SAVE Plan Rider will remain in effect until the Company applies for its next non-gas rate increase. At that time, the new non-gas rates would then incorporate the revenue generated through the SAVE Plan Rider. The Company has not yet determined if it will be filing for a non-gas rate increase later this year.
Capital Resources and Liquidity
Due to the capital intensive nature of the utility business, as well as the related weather sensitivity, the Company’s primary capital needs are the funding of its continuing construction program, the seasonal funding of its natural gas inventories and accounts receivable and the payment of dividends. To meet these needs, the Company relies on its operating cash flows, line-of-credit agreement, long-term debt, and capital raised through the Company’s stock plans.

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash and cash equivalents decreased by $285,930 for the six-month period ended March 31, 2016, compared to a $28,548 increase for the same period last year. The following table summarizes the sources and uses of cash:

	Six Months Ended March 31,
	2016	2015
Cash Flow Summary Six Months Ended:
Provided by operating activities	$10,912,873	$14,898,163
Used in investing activities	(9,793,782)	(6,796,625)
Used in financing activities	(1,405,021)	(8,072,990)
Increase (Decrease) in cash and cash equivalents	$(285,930)	$28,548

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
Cash flow provided by operations is generally driven by net income, depreciation and reductions in natural gas storage inventory during the first six months of the year. Cash flow provided by operations decreased from last year by $3,985,290, primarily due to a smaller increase in over-collection of gas costs and smaller reduction in storage gas balances partially offset by a smaller increase in accounts receivable balances. The Company increased over-collections on gas costs for the current year by nearly $2,900,000 compared to an increase in over-collection for the corresponding period last year of $5,400,000. During the prior year, the Company had a significant over-collection of gas costs during the second fiscal quarter due to rapidly declining natural gas commodity prices. The Company initially derived the gas cost component of its billing rates based on prices in December 2014 prior to the decline in commodity prices. The result was a significant over-collection of gas costs during the period as the billing rate component was much higher than the actual gas costs. The Company began refunding the prior year net over-collection in January 2016. In addition, the combination of lower natural gas commodity prices and warmer weather during the heating season resulted in smaller decreases in storage gas balances and smaller increases in accounts receivable. The average price of gas in storage was nearly $1.20 per decatherm less for the current year compared to March 31, 2015. As a result, net withdrawals of gas during the current six month period was nearly $5,300,000 compared to the same period last year of $8,500,000 resulting in a $3,200,000 reduction in cash. Correspondingly, accounts receivable balances increased by $5,300,000 during the first six months of fiscal 2016 compared to an increase of $7,600,000 for the same period last year providing an additional $2,300,000 in cash.

	Six Months Ended March 31,
Cash Flow Provided by Operations:	2016	2015	Increase (Decrease)
Net income	$5,034,237	$4,703,720	$330,517
Depreciation	2,830,149	2,615,387	214,762
Increase in over-collections	2,861,834	5,368,880	(2,507,046)
Decrease in gas in storage	5,263,846	8,523,804	(3,259,958)
Increase in accounts receivable	(5,346,100)	(7,606,508)	2,260,408
Other	268,907	1,292,880	(1,023,973)
Net Cash Provided by Operations	$10,912,873	$14,898,163	$(3,985,290)
Investing activities are generally composed of expenditures under the Company’s construction program, which primarily involves replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe, improvements to the LNG plant and expanding its natural gas system to meet the demands of customer growth. Expenditures for infrastructure and equipment have continued at the higher levels experienced over the last few years as the Company continues its ongoing pipeline replacement program. Cash flows used for additions to utility property increased by $1,362,849 for the six-months ended March 31, 2016 compared to the same period last year reflecting the continuation of the pipeline replacement program as well as initial work related to the replacement of two custody transfer stations connected to the East Tennessee transmission line. The Company currently expects to finish replacing the remaining bare steel and cast iron pipe within its natural gas distribution system in

RGC RESOURCES, INC. AND SUBSIDIARIES

calendar 2016 and then will shift efforts to replacing pre-1973 first generation plastic pipe with current polyethylene pipe, which is expected to be a three- to four-year project. The Company also plans to begin implementation of an automated meter reading system in fiscal 2017. As a result, capital expenditures are expected to remain at elevated levels over the near term. Operating cash flows and corporate borrowings are expected to provide the majority of the funding for these projects.
The Company also is continuing to fund its participation in the MVP project, with a total investment of $1,630,098 through March 31, 2016. The Company expects to invest an estimated $35 million over a three-year period to complete the project. Initial funding for the investment in the LLC is provided through the Midstream credit facility as discussed above and in Note 5 of the Condensed Consolidated Financial Statements.
Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flows used in financing activities decreased by $6,667,969 compared to the same period last year primarily due to the current year borrowing related to the Company's investment in the MVP and a greater level of borrowing under the Company's line-of-credit. The Company borrowed $1,932,200 under the credit facility related to its financing in the MVP project and associated costs. The Company will continue to draw against the Midstream credit facility as the financing needs of the project continue. Furthermore, due to the cash demands related to the Company's ongoing capital expenditures, the Company has increased its borrowing under the line-of-credit compared to the same period last year. As of March 31. 2016, the Company has $7,453,433 outstanding under its line-of-credit compared to $2,591,698 for the same period last year. The Company will continue to use the line-of-credit for bridge financing and will evaluate the need and timing to convert some of this debt to more permanent financing.
Effective March 31, 2016, the Company entered into a new line-of-credit agreement. The new agreement maintained the same terms and rates as provided for under the expired agreement. The interest rate is based on 30-day LIBOR plus 100 basis points and includes an availability fee of 15 basis points applied to the difference between the face amount of the note and the average outstanding balance during the period. The Company maintained multi-tiered borrowing limits to accommodate seasonal borrowing demand and minimize overall borrowing costs with available limits ranging from $10,000,000 to $24,000,000 during the term of the agreement. The line-of-credit will expire on March 31, 2017. The Company anticipates being able to extend or replace its current line-of-credit agreement upon expiration; however, there is no guarantee that the line-of-credit will be extended or replaced on terms comparable to those currently in place.
At March 31, 2016, the Company’s consolidated long-term capitalization was 64% equity and 36% debt. The Company's total consolidated capitalization, including the line-of-credit, was 59% equity and 41% debt.

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
Interest Rate Risk
The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At March 31, 2016, the Company had $7,453,433 outstanding under its variable rate line-of-credit with an average balance outstanding during the six-month period of $12,748,832. The Company also had $1,932,200 outstanding under a 5-year variable rate term loan. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable-rate debt outstanding during the period would have resulted in an increase in interest expense for the current period of approximately $69,000. The Company's other long-term debt is at fixed rates.
Commodity Price Risk
The Company manages the price risk associated with purchases of natural gas by using a combination of liquefied natural gas (LNG) storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.
At March 31, 2016, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had 815,122 decatherms of gas in storage, including LNG, at an average price of $3.55 per decatherm, compared to 602,940 decatherms at an average price of $4.75 per decatherm last year. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, as any additional costs or benefits associated with the settlement of derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

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
As of March 31, 2016, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.
Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information
ITEM 1 – LEGAL PROCEEDINGS
None.
ITEM 1A – RISK FACTORS
No changes.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
None.
ITEM 6 – EXHIBITS

Number	Description

10.1*	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated January 21, 2016.
10.2	Amendment to the Restricted Stock Plan for Outside Directors
10.3
Revolving Line of Credit Note in the original principal amount of $24,000,000 by Roanoke Gas Company in favor of Wells Fargo Bank, N.A. dated March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 4, 2016).

10.4
Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 4, 2016).

10.5
Continuing Guaranty by RGC Resources, Inc. in favor of Wells Fargo Bank, N.A. dated March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 4, 2016).

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2016 and September 30, 2015, (ii) Condensed Consolidated Statements of Income for the three months and six months ended March 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended March 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and 2015, and (v) Condensed Notes to Condensed Consolidated Financial Statements.

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

RGC Resources, Inc.

Date: May 6, 2016	By:	/s/ Paul W. Nester
Paul W. Nester
Vice President, Secretary, Treasurer and CFO