Form 10-Q
period 2016-06-30
RGC RESOURCES INC
filed 2016-08-04
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2016
Common Stock, $5 Par Value	4,778,687

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30, 2016	September 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$904,833	$985,234
Accounts receivable (less allowance for uncollectibles of $219,367 and $52,721, respectively)	4,107,605	3,196,573
Materials and supplies	999,173	968,108
Gas in storage	4,304,256	8,160,498
Prepaid income taxes	1,053,975	1,657,066
Other	1,196,516	1,182,343
Total current assets	12,566,358	16,149,822
UTILITY PROPERTY:
In service	178,461,799	168,033,032
Accumulated depreciation and amortization	(55,570,202)	(53,307,079)
In service, net	122,891,597	114,725,953
Construction work in progress	4,981,230	3,903,599
Utility plant, net	127,872,827	118,629,552
OTHER ASSETS:
Regulatory assets	11,126,378	10,923,243
Investment in unconsolidated affiliate	3,428,411	—
Other	102,910	144,577
Total other assets	14,657,699	11,067,820
TOTAL ASSETS	$155,096,884	$145,847,194

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30, 2016	September 30, 2015
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings under line-of-credit	$8,127,832	$9,340,997
Dividends payable	967,774	912,995
Accounts payable	5,052,772	5,141,677
Capital contributions payable	1,059,890	—
Customer credit balances	897,261	1,560,351
Income taxes payable	74,309	—
Customer deposits	1,694,431	1,579,441
Accrued expenses	2,463,659	2,766,097
Over-recovery of gas costs	2,668,620	1,901,426
Total current liabilities	23,006,548	23,202,984
LONG-TERM DEBT:
Principal amount	33,096,200	30,500,000
Less unamortized debt issuance costs	(267,644)	(183,427)
Long-term debt net of unamortized debt issuance costs	32,828,556	30,316,573
DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	5,437,743	5,295,868
Regulatory cost of retirement obligations	9,402,871	8,885,486
Benefit plan liabilities	10,510,000	10,685,261
Deferred income taxes	17,362,864	14,620,031
Total deferred credits and other liabilities	42,713,478	39,486,646
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 4,777,668 and 4,741,498, respectively	23,888,340	23,707,490
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	9,305,634	8,647,669
Retained earnings	25,538,006	22,772,377
Accumulated other comprehensive loss	(2,183,678)	(2,286,545)
Total stockholders’ equity	56,548,302	52,840,991
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$155,096,884	$145,847,194
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2016 AND 2015
UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
OPERATING REVENUES:
Gas utilities	$11,017,281	$10,524,512	$48,372,615	$57,591,940
Other	277,916	249,897	710,411	864,263
Total operating revenues	11,295,197	10,774,409	49,083,026	58,456,203
COST OF SALES:
Gas utilities	4,833,604	4,698,379	23,037,896	33,229,634
Other	149,253	114,202	345,405	428,828
Total cost of sales	4,982,857	4,812,581	23,383,301	33,658,462
GROSS MARGIN	6,312,340	5,961,828	25,699,725	24,797,741
OTHER OPERATING EXPENSES:
Operations and maintenance	3,060,435	3,323,533	9,868,164	10,371,812
General taxes	413,711	398,447	1,281,312	1,233,002
Depreciation and amortization	1,384,844	1,283,629	4,154,533	3,842,887
Total other operating expenses	4,858,990	5,005,609	15,304,009	15,447,701
OPERATING INCOME	1,453,350	956,219	10,395,716	9,350,040
Equity in earnings of unconsolidated affiliate	40,562	—	95,945	—
Other expense, net	39,151	21,143	71,460	33,956
Interest expense	396,304	358,850	1,220,600	1,141,079
INCOME BEFORE INCOME TAXES	1,058,457	576,226	9,199,601	8,175,005
INCOME TAX EXPENSE	431,389	221,286	3,538,296	3,116,345
NET INCOME	$627,068	$354,940	$5,661,305	$5,058,660
BASIC EARNINGS PER COMMON SHARE	$0.13	$0.08	$1.19	$1.07
DILUTED EARNINGS PER COMMON SHARE	$0.13	$0.07	$1.19	$1.07
DIVIDENDS DECLARED PER COMMON SHARE	$0.2025	$0.1925	$0.6075	$0.5775
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2016 AND 2015
UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
NET INCOME	$627,068	$354,940	$5,661,305	$5,058,660
Other comprehensive income, net of tax:
Defined benefit plans	34,289	9,340	102,867	28,020
OTHER COMPREHENSIVE INCOME, NET OF TAX	34,289	9,340	102,867	28,020
COMPREHENSIVE INCOME	$661,357	$364,280	$5,764,172	$5,086,680
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIODS
ENDED JUNE 30, 2016 AND 2015
UNAUDITED

	Nine Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,661,305	$5,058,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,245,223	3,927,080
Cost of removal of utility plant, net	(291,620)	(284,298)
Stock option grants	64,640	83,640
Equity in earnings of unconsolidated affiliate	(95,945)	—
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	5,951,846	11,402,734
Net cash provided by operating activities	15,535,449	20,187,816
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(12,558,509)	(9,989,394)
Investment in unconsolidated affiliate	(2,272,576)	—
Proceeds from disposal of equipment	543	27,724
Net cash used in investing activities	(14,830,542)	(9,961,670)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	2,596,200	—
Borrowings under line-of-credit agreement	26,452,983	23,471,147
Repayments under line-of-credit agreement	(27,666,149)	(30,797,693)
Debt issuance expenses	(101,619)	—
Proceeds from issuance of stock (36,170 and 9,680 shares, respectively)	774,175	209,479
Cash dividends paid	(2,840,898)	(2,692,623)
Net cash used in financing activities	(785,308)	(9,809,690)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80,401)	416,456
BEGINNING CASH AND CASH EQUIVALENTS	985,234	849,757
ENDING CASH AND CASH EQUIVALENTS	$904,833	$1,266,213
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,435,553	$992,997
Income taxes paid	181,000	816,573

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Resources financial position as of June 30, 2016 and the results of its operations, cash flows and comprehensive income for the three months and nine months ended June 30, 2016 and 2015. The results of operations for the three months and nine months ended June 30, 2016 are not indicative of the results to be expected for the fiscal year ending September 30, 2016 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.
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

RGC RESOURCES, INC. AND SUBSIDIARIES

On June 30, 2016, the Company filed with the SCC an application for a modification to the SAVE (Steps to Advance Virginia's Energy) Plan and Rider. The original SAVE Plan has been modified each year to incorporate certain changes and to include new projects that qualify for rate recovery under the Plan. The SAVE Plan is designed to provide a mechanism for utilities to recover the related depreciation and expenses and a return on rate base of the capital investment related to the replacement of aging natural gas infrastructure without the filing of a formal application for an increase in non-gas rates. Under the current application, the Company submitted its report for refunding the excess SAVE revenues collected under the 2015 SAVE Plan and proposed new SAVE rates to be implemented for the ongoing investment in SAVE Plan projects. The Company anticipates the SCC to complete its review of the application over the next few months.

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

The total project cost is estimated to be approximately $3.5 billion. The Company's 1% equity interest in the LLC will require a total estimated investment of approximately $35 million, by periodic capital contributions throughout the design and construction phases of the project. Midstream held an approximate $3.4 million equity method investment in the LLC at June 30, 2016. On a quarterly basis, the LLC issues a capital call notice which specifies the capital contributions to be paid over the subsequent three months. As of June 30, 2016, the Company had $1,059,890 remaining to be paid under the most recent notice. The capital contribution payable has been reflected on the Company's balance sheet as of June 30, 2016, with a corresponding increase to Investment in Unconsolidated Affiliate. Initial funding for Midstream's investment in the LLC is provided through two unsecured promissory notes, each with a 5-year term.

The Company is participating in the earnings of the LLC in proportion to its level of investment. The Company is utilizing the equity method to account for the transactions and activity of the investment.

The financial statement locations of the investment in the LLC are as follows:

Balance Sheet Location of Other Investments:	June 30, 2016	September 30, 2015
Other Assets:
Investment in unconsolidated affiliate	$3,428,411	$—

Current Liabilities:
Capital contributions payable	$1,059,890	$—

	Three Months Ended		Nine Months Ended
Income Statement Location of Other Investments:	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Equity in earnings of unconsolidated affiliate	$40,562	$—	$95,945	$—

4.	Short-Term Debt
The Company entered into a new unsecured line-of-credit agreement dated March 31, 2016. The new agreement maintains the same variable interest rate based on 30-day LIBOR plus 100 basis points and availability fee of 15 basis points as the expiring agreement. The agreement also includes multi-tiered borrowing limits to accommodate seasonal borrowing demands and minimize borrowing costs. The Company’s total available borrowing limits during the term of the line-of-credit agreement range from $10,000,000 to $24,000,000. The line-of-credit agreement will expire March 31, 2017, unless extended. The Company anticipates being able to extend or replace the credit line upon expiration. As of June 30, 2016, the Company had $8,127,832 outstanding under its line-of-credit agreement.

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

Long-term debt consists of the following:

	June 30, 2016		September 30, 2015
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Unsecured senior notes payable, at 4.26% due on September 18, 2034	$30,500,000	$176,187	$30,500,000	$183,427
Unsecured term notes payable, at 30-day LIBOR plus 1.60%, due December 29, 2020	2,596,200	91,457	—	—
Total	$33,096,200	$267,644	$30,500,000	$183,427

6.	Other Comprehensive Income
A summary of other comprehensive income and loss is provided below:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Three Months Ended June 30, 2016
Defined benefit plans:
Amortization of actuarial losses	$55,268	$(20,979)	$34,289
Other comprehensive income	$55,268	$(20,979)	$34,289
Three Months Ended June 30, 2015
Defined benefit plans:
Amortization of actuarial losses	$15,055	$(5,715)	$9,340
Other comprehensive income	$15,055	$(5,715)	$9,340

RGC RESOURCES, INC. AND SUBSIDIARIES

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Nine Months Ended June 30, 2016
Defined benefit plans:
Amortization of actuarial losses	$165,804	$(62,937)	$102,867
Other comprehensive income	$165,804	$(62,937)	$102,867
Nine Months Ended June 30, 2015
Defined benefit plans:
Amortization of actuarial losses	45,165	(17,145)	28,020
Other comprehensive income	$45,165	$(17,145)	$28,020

The amortization of actuarial losses is included as a component of net periodic pension and postretirement benefit cost in operations and maintenance expense.

Reconciliation of Other Accumulated Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2015	$(2,286,545)
Other comprehensive income	102,867
Balance at June 30, 2016	$(2,183,678)

7.	Commitments and Contingencies
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
Basic earnings per common share for the three months and nine months ended June 30, 2016 and 2015 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares. A reconciliation of basic and diluted earnings per share is presented below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net Income	$627,068	$354,940	$5,661,305	$5,058,660
Weighted average common shares	4,773,766	4,729,428	4,760,609	4,725,144
Effect of dilutive securities:
Options to purchase common stock	8,042	3,192	5,301	3,814
Diluted average common shares	4,781,808	4,732,620	4,765,910	4,728,958
Earnings Per Share of Common Stock:
Basic	$0.13	$0.08	$1.19	$1.07
Diluted	$0.13	$0.07	$1.19	$1.07

9.	Employee Benefit Plans
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Components of net periodic pension cost:
Service cost	$173,594	$163,696	$520,782	$491,088
Interest cost	283,194	256,477	849,582	769,431
Expected return on plan assets	(373,060)	(360,212)	(1,119,180)	(1,080,636)
Recognized loss	125,420	64,345	376,260	193,035
Net periodic pension cost	$209,148	$124,306	$627,444	$372,918

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Components of postretirement benefit cost:
Service cost	$37,005	$41,895	$111,015	$125,685
Interest cost	156,145	150,024	468,435	450,072
Expected return on plan assets	(126,965)	(129,164)	(380,895)	(387,492)
Recognized loss	62,543	49,265	187,629	147,795
Net postretirement benefit cost	$128,728	$112,020	$386,184	$336,060

The Company contributed $250,000 to its pension plan and $375,000 to its postretirement medical plan during the nine-month period ended June 30, 2016. The Company currently expects to contribute a minimum of an additional $250,000 to its pension plan and an additional $125,000 to its postretirement medical plan prior to the end of its fiscal year.

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of June 30, 2016 and September 30, 2015:

		Fair Value Measurements - June 30, 2016
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$1,547,136	$—	$1,547,136	$—
Total	$1,547,136	$—	$1,547,136	$—

		Fair Value Measurements - September 30, 2015
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$712,710	$—	$712,710	$—
Total	$712,710	$—	$712,710	$—

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At June 30, 2016 and September 30, 2015, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.
The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows required to settle the obligation.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of June 30, 2016 and September 30, 2015:

RGC RESOURCES, INC. AND SUBSIDIARIES

		Fair Value Measurements - June 30, 2016
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt	$33,096,200	$—	$—	$34,871,572
Total	$33,096,200	$—	$—	$34,871,572

		Fair Value Measurements - September 30, 2015
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt	$30,500,000	$—	$—	$28,570,585
Total	$30,500,000	$—	$—	$28,570,585

The fair value of long-term debt is estimated by discounting the future cash flows of the debt based on current market rates and corresponding interest rate spread.
FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of June 30, 2016 and September 30, 2015, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

11.	Stock Options
On December 3, 2015, the Board of Directors granted 16,000 options to certain officers of the Company. In accordance with the Key Employee Stock Option Plan, the grant price of $21.22 was the closing price of the Company's stock on the grant date. The options become exercisable six months from the grant date and expire after ten years from the date of issuance.
Fair value at the grant date was $4.04 per option as calculated using the Black-Scholes option pricing model. Compensation expense is recognized over the vesting period. Total compensation expense recognized through June 30, 2016 was $64,640.

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

The WNA reduces the volatility in earnings due to the variability in temperatures during the heating season. The WNA is based on a weather measurement band around the most recent 30-year temperature average. The WNA provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when the weather is colder than normal. Under the WNA, the Company recovers from its customers the lost margin (excluding gas costs) for the impact of weather that is warmer than normal or refunds the excess margin earned for weather that is colder than normal. For the three months ended June 30, 2016 and 2015, the Company accrued approximately $42,000 and $195,000, respectively, in additional revenue and margin for weather that was warmer than normal. For the nine months ended June 30, 2016, the Company accrued approximately $1,223,000 in additional revenue and margin for weather that had 12.3% fewer heating degree days than normal. In comparison, for the nine months ended June 30, 2015, the Company reduced revenues and margins by approximately $649,000 to reflect weather that had 6.9% more heating degree days than normal.
The Company also has an approved rate structure in place that mitigates the impact of financing costs associated with its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs,” of its investment in natural gas inventory. The carrying cost revenue factor applied to the cost of inventory is based on the Company’s weighted-average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less inventory carrying cost ("ICC") revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighting of the components that are used to determine the weighted-average cost of capital. The average unit price of gas in storage during the first nine months of the current fiscal year was $1.16 per decatherm, or 26% lower than the same period last year, as natural gas commodity prices continued their downward trend during the first half of calendar 2016. Although natural gas commodity prices have rebounded in July, ICC revenues are projected to remain at levels below last year.
The Company’s non-gas rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal rate application with the SCC utilizing historical information including investment in natural gas facilities. Generally, investments related to extending service to new customers are recovered through the non-gas rates currently in place. The investment in replacing and upgrading existing infrastructure is not recoverable until a formal rate application is made to include the additional investment and new non-gas rates are approved. The SAVE Plan and Rider provides the Company with the ability to recover costs related to investments in qualified infrastructure projects on a prospective basis rather than on a historical basis. The SAVE Plan provides a mechanism to recover the related depreciation and expenses and provide a return on rate base of the additional capital investments related to improving the Company's infrastructure until such time that a formal rate application is filed to incorporate this investment in the Company's non-gas rates. As the Company did not file for an increase in the non-gas rates during the prior year and the level of capital investment continues to grow, SAVE Plan revenues have increased significantly. The Company recognized approximately $664,000 and $1,701,000 in SAVE Plan revenues for the three-month and nine-month periods ended June 30, 2016, compared to $342,000 and $890,000 for the comparable periods last year. These SAVE Plan revenues will be included as part of the new non-gas base rates the next time the Company files for a non-gas rate increase.

Results of Operations
Three Months Ended June 30, 2016:
Net income increased by $272,128 for the three months ended June 30, 2016, compared to the same period last year. Increases in SAVE Plan revenues and higher capitalized overheads continued to be the primary contributors to the improvement in net income.
The tables below reflect operating revenues, volume activity and heating degree-days.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended June 30,
	2016	2015	Increase	Percentage
Operating Revenues
Gas Utilities	$11,017,281	$10,524,512	$492,769	5%
Other	277,916	249,897	28,019	11%
Total Operating Revenues	$11,295,197	$10,774,409	$520,788	5%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	865,471	789,169	76,302	10%
Transportation and Interruptible	658,869	623,394	35,475	6%
Total Delivered Volumes	1,524,340	1,412,563	111,777	8%
Heating Degree Days (Unofficial)	332	278	54	19%
Total operating revenues for the three months ended June 30, 2016, compared to the same period last year, increased due to a higher volume of natural gas deliveries related to customer growth and an increase in heating degree days more than offsetting lower natural gas commodity prices. Total natural gas deliveries increased by 8% due to stronger commercial and industrial usage and the 19% increase in the number of heating degree days compared to the same period last year. Residential and commercial volumes increased by 10% due to customer growth including the addition of a large volume commercial customer and weather that was colder than the prior year. Lower margin transportation and industrial volumes increased over the same quarter last year following a decline in the first quarter.

	Three Months Ended June 30,
	2016	2015	Increase (Decrease)	Percentage
Gross Margin
Gas Utilities	$6,183,677	$5,826,133	$357,544	6%
Other	128,663	135,695	(7,032)	(5)%
Total Gross Margin	$6,312,340	$5,961,828	$350,512	6%
Regulated natural gas margins from utility operations increased from the same period last year primarily as a result of higher SAVE Plan revenues and customer growth. SAVE revenues increased by $322,620 due to the increasing investment in SAVE related projects. Volumetric margin, net of the WNA adjustment, increased by $42,828 primarily due to customer growth including the addition of a large volume commercial customer. Other margins declined from last year's levels due to reduced activity under the Company's non-gas related contracts.
The components of and the change in gas utility margin are summarized below:

	Three Months Ended June 30,
	2016	2015	Increase (Decrease)
Customer Base Charge	$3,104,082	$3,067,398	$36,684
Carrying Cost	100,179	119,481	(19,302)
SAVE Plan	664,488	341,868	322,620
Volumetric	2,250,298	2,054,984	195,314
WNA	42,118	194,604	(152,486)
Other Gas Revenues	22,512	47,798	(25,286)
Total	$6,183,677	$5,826,133	$357,544
Operation and maintenance expenses declined by $263,098, or 8%, primarily due to increased overhead capitalization, lower contractor and professional expense and reduced bad debt accruals, partially offset by higher employee benefit costs. Capitalized overheads increased by more than $271,000 due to a 38% increase in direct capital expenditures during the quarter related to the ongoing pipeline renewal program and other SAVE related projects. Professional expenses declined by nearly

RGC RESOURCES, INC. AND SUBSIDIARIES

$23,000 as the prior year had higher legal costs attributable to negotiations of a new union contract. Contractor services declined by $31,000 as the prior year included costs related to facility inspections. Bad debt expense decreased by $35,000 due to reduced billings and improved collections on prior bad debt write-offs. Total benefit costs increased by approximately $135,000 due to increased pension and postretirement medical costs related to the amortization of higher actuarial losses attributable to the adoption of new mortality tables. The remaining differences were related to various minor fluctuations in other expenses.
General taxes increased by $15,264, or 4% due to higher property taxes associated with increases in utility property.

Depreciation expense increased by $101,215, or 8%, on a corresponding increase in utility plant investment.
Other expenses increased by $18,008 primarily due to higher pipeline assessments.
Interest expense increased by $37,454, or 10%, due to increased utilization of the Company's line-of-credit and the financing of the Company's investment in the Mountain Valley Pipeline. Total average debt outstanding during the quarter increased by 25%.
Income tax expense increased by $210,103, which corresponds primarily to the increase in pre-tax income for the quarter. The effective tax rate was 41% and 38% for the three months ended June 30, 2016 and 2015, respectively. The increase in the effective tax rate corresponds to an increase in non-deductible expenses and the expiration of unexercised stock options.

Nine Months Ended June 30, 2016:
Net income increased by $602,645 for the nine months ended June 30, 2016, compared to the same period last year. Increase in SAVE Plan revenues, customer growth and higher capitalized overheads were the primary reasons for higher net income.
The tables below reflect operating revenues, volume activity and heating degree-days.

	Nine Months Ended June 30,
	2016	2015	Decrease	Percentage
Operating Revenues
Gas Utilities	$48,372,615	$57,591,940	$(9,219,325)	(16)%
Other	710,411	864,263	(153,852)	(18)%
Total Operating Revenues	$49,083,026	$58,456,203	$(9,373,177)	(16)%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	5,567,255	6,457,718	(890,463)	(14)%
Transportation and Interruptible	2,158,032	2,231,363	(73,331)	(3)%
Total Delivered Volumes	7,725,287	8,689,081	(963,794)	(11)%
Heating Degree Days (Unofficial)	3,484	4,232	(748)	(18)%
Total operating revenues for the nine months ended June 30, 2016, compared to the same period last year, decreased due to a combination of reduced natural gas deliveries and lower natural gas costs. Total natural gas deliveries declined by 11% due to a 18% decline in the number of heating degree days compared to the same period last year and lower industrial consumption during the first quarter. Transportation and industrial volumes declined due to reduced production activities in the first quarter at two of our largest customers and the closing of another customer's operations during the second quarter of the prior fiscal year. The lost customer accounted for approximately 55,000 decatherms of the decline in the volume of transportation gas delivered for the period. Residential and commercial volumes declined by 14% primarily due to warmer weather.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Nine Months Ended June 30,
	2016	2015	Increase (Decrease)	Percentage
Gross Margin
Gas Utilities	$25,334,719	$24,362,306	$972,413	4%
Other	365,006	435,435	(70,429)	(16)%
Total Gross Margin	$25,699,725	$24,797,741	$901,984	4%
Regulated natural gas margins from utility operations increased from the same period last year primarily as a result of higher SAVE Plan revenues and customer growth more than offsetting lower industrial volumes and a reduction in ICC revenues. SAVE revenues increased by $810,946 due to the increasing investment in SAVE related projects. Volumetric margin, net of the WNA adjustment, and customer base charge increased primarily due to customer growth.
Other margins decreased by $70,429 from the same period last year due to a reduction in activity under the Company's non-gas contracts.
The components of and the change in gas utility margin are summarized below:

	Nine Months Ended June 30,
	2016	2015	Increase (Decrease)
Customer Base Charge	$9,288,474	$9,199,197	$89,277
Carrying Cost	464,883	599,272	(134,389)
SAVE Plan	1,701,316	890,370	810,946
Volumetric	12,571,627	14,212,074	(1,640,447)
WNA	1,223,461	(648,748)	1,872,209
Other Gas Revenues	84,958	110,141	(25,183)
Total	$25,334,719	$24,362,306	$972,413
Operation and maintenance expenses decreased by $503,648, or 5%, due to many of the same reasons for the decline during the quarter: higher overhead capitalization and lower bad debt expense more than offsetting increased employee benefit costs. Capitalized overheads increased by more than $637,000 due to a 26% increase in capital expenditures and the timing of liquified natural gas production during the year. Bad debt expense decreased by nearly $106,000 due to reduced billings related to warmer weather, lower commodity price of natural gas and collection activities on prior bad debts. Total benefit costs increased by $315,000 due to increased pension and postretirement medical costs related to the amortization of higher actuarial losses attributable to the adoption of new mortality tables.
General taxes increased by $48,310, or 4%, primarily due to higher property taxes associated with increases in utility property.

Depreciation expense increased by $311,646, or 8%, on an 9% increase in utility plant investment.
Other expenses increased by $37,504 primarily due to higher pipeline assessments.
Interest expense increased by $79,521, or 7%, due to an 11% increase in total average debt outstanding during the period related to the financing of the Company's operations and the investment in the Mountain Valley Pipeline.
Income tax expense increased by $421,951, which corresponds to the higher pre-tax income for the period. The effective tax rate was 38% for the nine months ended June 30, 2016 and 2015, respectively.
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

RGC RESOURCES, INC. AND SUBSIDIARIES

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
Asset Management
Roanoke Gas uses a third party asset manager to manage its pipeline transportation and storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the third party pays Roanoke Gas a monthly utilization fee, which is used to reduce the cost of gas for customers. The current agreement expires in March 2018.
Equity Investment in Mountain Valley Pipeline
On October 1, 2015, the Company through its newly formed wholly-owned subsidiary, RGC Midstream, LLC ("Midstream"), entered into an agreement to become a 1% member in Mountain Valley Pipeline, LLC (the "LLC"). The purpose of the LLC is to construct and operate the Mountain Valley Pipeline ("MVP"), a natural gas pipeline connecting an existing gathering and transmission system in northern West Virginia to another interstate pipeline in south central Virginia. This project falls under the jurisdiction of FERC and is subject to its approval prior to beginning construction. In October 2015, the LLC filed the application with FERC to construct the pipeline. In June 2016, FERC issued its schedule for completion of the environmental impact statement (EIS) regarding the MVP project. The current schedule sets March 10, 2017 as the date of the availability of the final EIS based on the issuance of the draft EIS in September 2016. FERC will have 90 days following the availability of the final EIS to issue their decision to approve the project. Assuming a favorable response by FERC, pipeline construction is anticipated to begin in mid-2017 with a targeted in service date by the end of calendar 2018. Management believes the investment in the LLC will be beneficial for the Company, its shareholders and southwest Virginia. In addition to the potential returns from the investment in the LLC, the Company will benefit from access to an additional source of natural gas to its distribution system, and the proposed pipeline path would provide the Company with a more economically feasible opportunity to provide natural gas service to previously unserved areas in southwest Virginia.

The total project cost is anticipated to be approximately $3.5 billion. As a 1% member in the LLC, Midstream's contribution is expected to be approximately $35 million. The agreement provides for a schedule of cash draws to fund the project. The initial payments are for the acquisition of land and materials related to the construction of the pipeline and other pre-construction costs. Once approved and construction begins, more significant cash draws will be required. Initial funding for the investment in the LLC is provided through the Midstream credit facility composed of a Credit Agreement (the "Credit Agreement") and related Promissory Notes (the “Notes”), under which Midstream may borrow up to a total of $25 million, over a period of 5 years, with an interest rate of 30-day LIBOR plus 160 basis points. In accordance with the terms of the Credit Agreement, at such point in time as Midstream has borrowed $17.5 million under the Notes, Midstream is required to provide the next $5 million in equity towards its capital contributions to the LLC. Once Midstream has completed its $5 million in contributions, it may resume borrowing under the Notes up to the $25 million limit.

A majority of the earnings from the investment in MVP relates to the allowance for funds used during construction ("AFUDC") income generated by the deployment of capital in the design, engineering, materials procurement, project management and ultimately construction of the pipeline. AFUDC is an accounting method whereby the costs of debt and equity funds used to finance facility infrastructure are credited to income and charged to the cost of the project. The level of investment in MVP will continue to grow at a steady pace until such time FERC issues their decision on the project. If approved by FERC and construction on the pipeline begins in earnest, both the investment and the AFUDC will increase at a much greater rate until the pipeline is placed in service.
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
Since 2013, the Company has had in place the SAVE Plan Rider which allows the Company to recover the related depreciation and expenses and return on rate base attributable to the capital investment associated with the replacement of aging natural gas infrastructure. By virtue of the revenue generated by the SAVE Plan Rider, the Company has not filed for an increase in non-

RGC RESOURCES, INC. AND SUBSIDIARIES

gas rates to recover increasing costs and the investment in natural gas infrastructure since 2013. On June 30, 2016, the Company filed with the SCC an application for a modification to the SAVE Plan and Rider. The original SAVE Plan has been modified each year to incorporate certain changes and to include new projects that qualify for rate recovery under the Plan. Under the current application, the Company submitted its report for refunding the excess SAVE revenues collected under the 2015 SAVE Plan and proposed new SAVE rates to provide an estimated $1.2 million in additional revenue above the current SAVE Plan rates. The proposed rates were developed based on the projected SAVE Plan investment projects. The Company anticipates the SCC will complete its review of the application over the next few months and will implement the approved rates beginning in January 2017.
Capital Resources and Liquidity
Due to the capital intensive nature of the utility business, as well as the related weather sensitivity, the Company’s primary capital needs are the funding of its continuing construction program, investment in Mountain Valley Pipeline, the seasonal funding of its natural gas inventories and accounts receivable and the payment of dividends. To meet these needs, the Company relies on its operating cash flows, line-of-credit agreement, long-term debt, and capital raised through the Company’s stock plans.
Cash and cash equivalents decreased by $80,401 for the nine-month period ended June 30, 2016, compared to a $416,456 increase for the same period last year. The following table summarizes the sources and uses of cash:

	Nine Months Ended June 30,
	2016	2015
Cash Flow Summary Nine Months Ended:
Provided by operating activities	$15,535,449	$20,187,816
Used in investing activities	(14,830,542)	(9,961,670)
Used in financing activities	(785,308)	(9,809,690)
Increase (Decrease) in cash and cash equivalents	$(80,401)	$416,456
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
Cash flow provided by operations was generally driven by net income, depreciation and reductions in natural gas storage inventory during the first nine months of the year. Cash flow provided by operations decreased from the same period last year by $4,652,367, primarily due to a smaller increase in over-collection of gas costs, smaller reduction in storage gas balances and larger increase in accounts receivable balances. The Company increased over-collections on gas costs for the current 9-month period by more than $767,000 compared to an increase in over-collection for the corresponding period last year of $4,510,000. During the same period last year, the Company had a significant over-collection of gas costs during the second fiscal quarter due to rapidly declining natural gas commodity prices. The Company initially derived the gas cost component of its billing rates based on prices in December 2014 prior to the decline in commodity prices. The result was a significant over-collection of gas costs during the period as the billing rate component was much higher than the actual gas costs. The Company began refunding the prior year net over-collection in January 2016. Although natural gas prices continued their downward trend during fiscal 2016, the reductions were not unexpected and the Company was able to adjust its PGA factor accordingly, thereby limiting the increase in over-collections. In addition, the combination of lower natural gas commodity prices and warmer weather during the heating season resulted in smaller decreases in storage gas balances. The average price of gas in storage was more than $0.70 per decatherm less at June 30, 2016, compared to June 30, 2015. As a result, net withdrawals of gas during the current nine-month period was nearly $3,900,000 compared to the same period last year of $6,100,000, resulting in a $2,200,000 reduction in cash provided by operations. Accounts receivable balances increased by $1,100,000 during the first nine months of fiscal 2016 compared to an increase of $100,000 for the same period last year, contributing nearly $1,000,000 to the reduction in cash provided by operations. The increase in accounts receivable balance derived from the billing of the net WNA receivable for the WNA period ended March 31, 2016. The WNA receivable was included in the accounts receivable balance and is being billed over a three month period beginning in May 2016.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Nine Months Ended June 30,
Cash Flow Provided by Operations:	2016	2015	Increase (Decrease)
Net income	$5,661,305	$5,058,660	$602,645
Depreciation	4,245,223	3,927,080	318,143
Increase in over-collections	767,194	4,509,850	(3,742,656)
Decrease in gas in storage	3,856,242	6,067,461	(2,211,219)
Increase in accounts receivable	(1,077,678)	(103,541)	(974,137)
Other	2,083,163	728,306	1,354,857
Net Cash Provided by Operations	$15,535,449	$20,187,816	$(4,652,367)
Investing activities are generally composed of expenditures under the Company’s construction program, which primarily involves replacing aging bare steel and cast iron pipe with new plastic or coated steel pipe, improvements to the LNG plant and distribution system facilities, expanding its natural gas system to meet the demands of customer growth and capital investment in the Mountain Valley Pipeline. Expenditures for infrastructure and equipment have continued at the higher levels experienced over the last few years as the Company continues its ongoing pipeline replacement program. Cash flows used for additions to utility property increased by $2,569,115 for the nine months ended June 30, 2016, compared to the same period last year as a result of the continuation of the pipeline replacement program as well as initial work related to the replacement of two custody transfer stations connected to the East Tennessee transmission line. The Company completed the replacement of its cast iron pipe and currently expects to finish replacing the remaining bare steel pipe within its natural gas distribution system in calendar 2016. Efforts will then shift to replacing pre-1973 first generation plastic pipe with current polyethylene pipe, which is expected to be completed in the next three to four years. The Company also plans to begin implementation of an automated meter reading system in fiscal 2017. As a result, capital expenditures are expected to remain at elevated levels over the near term. Operating cash flows and corporate borrowings are expected to provide the majority of the funding for these projects.
Investing cash flows also reflects the Company's continued funding of its participation in the Mountain Valley Pipeline, with a total cash investment of $2,272,576 through June 30, 2016. The Company expects to invest an estimated $35 million over a three-year period to complete the project. Initial funding for the investment in the LLC is provided through the Midstream credit facility, as discussed above and in Note 5 of the Condensed Consolidated Financial Statements.
Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flows used in financing activities decreased by $9,024,382 compared to the same period last year primarily due to the current year borrowing related to Midstream's investment in the LLC and an increased level of borrowing under the Company's line-of-credit. The Company borrowed $2,596,200 under Midstream's credit facility related to its financing in the Mountain Valley Pipeline and associated costs. The Company will continue to draw against the Midstream credit facility as the financing needs of the project continue. Furthermore, due to the cash demands related to the Company's ongoing capital expenditures, the Company has increased its borrowing under the line-of-credit compared to the same period last year. As of June 30, 2016, the Company had $8,127,832 outstanding under its line-of-credit compared to $1,718,504 for the same period last year. The Company will continue to use the line-of-credit for bridge financing and will evaluate the need and timing to convert some of this debt to more permanent financing.
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
At June 30, 2016, the Company’s consolidated long-term capitalization was 63% equity and 37% debt. The Company's total consolidated capitalization, including the line-of-credit, was 58% equity and 42% debt.

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
Interest Rate Risk
The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At June 30, 2016, the Company had $8,127,832 outstanding under its variable rate line-of-credit with an average balance outstanding during the nine-month period of $10,382,462. The Company also had $2,596,200 outstanding under a 5-year variable rate term loan. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable-rate debt outstanding during the period would have resulted in an increase in interest expense for the current period of approximately $89,000. The Company's other long-term debt is at fixed rates.
Commodity Price Risk
The Company manages the price risk associated with purchases of natural gas by using a combination of liquefied natural gas (LNG) storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.
At June 30, 2016, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had 1,552,126 decatherms of gas in storage, including LNG, at an average price of $2.77 per decatherm, compared to 1,527,039 decatherms at an average price of $3.49 per decatherm last year. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, as any additional costs or benefits associated with the settlement of derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

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
As of June 30, 2016, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.
Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information
ITEM 1 – LEGAL PROCEEDINGS
None.
ITEM 1A – RISK FACTORS
No changes.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
None.
ITEM 6 – EXHIBITS

Number	Description

10.1
Amendment dated May 17, 2016 to Gas Transportation Agreement originally dated December 1, 1993 between Tennessee Gas Pipeline Company, LLC and Roanoke Gas Company with an effective date of April 1, 2017.

10.2	Amendment dated May 17, 2016 to Gas Storage Contract originally dated November 1, 1993 between Tennessee Gas Pipeline Company, LLC and Roanoke Gas Company with an effective date of November 1, 2018.
10.3	Gas Transportation Agreement originally dated November 1, 1999 between Tennessee Gas Pipeline Company, LLC and Roanoke Gas Company, as amended May 17, 2016, effective November 1, 2019.
10.4	Notice of Renewal of Natural Gas Asset Management Agreement originally dated November 1, 2013 between Sequent Energy Management and Roanoke Gas Company with an effective date of March 31, 2017.
10.5	Guaranty Agreement between RGC Resources, Inc. and Sequent Energy Management on behalf of Roanoke Gas Company with an effective date of June 7, 2016.
10.6
Change in Control Agreement between RGC Resources, Inc. and John S. D'Orazio effective April 1, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 4, 2016).

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2016 and September 30, 2015, (ii) Condensed Consolidated Statements of Income for the three months and nine months ended June 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2016 and 2015, and (v) Condensed Notes to Condensed Consolidated Financial Statements.

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

RGC Resources, Inc.

Date: August 4, 2016	By:	/s/ Paul W. Nester
Paul W. Nester
Vice President, Secretary, Treasurer and CFO