Form 10-Q
period 2016-12-31
RGC RESOURCES INC
filed 2017-02-08
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended December 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2017
Common Stock, $5 Par Value	4,803,375

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	December 31, 2016	September 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$176,075	$643,252
Accounts receivable (less allowance for uncollectibles of $185,756 and $76,934, respectively)	11,370,701	3,478,983
Materials and supplies	1,034,221	824,139
Gas in storage	5,820,269	7,436,785
Prepaid income taxes	1,089,443	1,550,836
Other	1,962,461	1,548,329
Total current assets	21,453,170	15,482,324
UTILITY PROPERTY:
In service	188,749,475	185,577,286
Accumulated depreciation and amortization	(57,232,555)	(56,156,287)
In service, net	131,516,920	129,420,999
Construction work in progress	4,263,573	2,707,139
Utility plant, net	135,780,493	132,128,138
OTHER ASSETS:
Regulatory assets	14,380,195	14,332,451
Investment in unconsolidated affiliate	4,030,994	3,496,404
Fair value of marked-to-market transactions	153,334	—
Other	163,557	113,532
Total other assets	18,728,080	17,942,387
TOTAL ASSETS	$175,961,743	$165,552,849

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	December 31, 2016	September 30, 2016
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings under line-of-credit	$14,325,376	$14,556,785
Dividends payable	1,044,734	970,244
Accounts payable	6,735,080	5,345,575
Capital contributions payable	252,097	287,794
Customer credit balances	1,544,887	1,605,608
Customer deposits	1,654,238	1,627,105
Accrued expenses	2,049,303	3,194,255
Over-recovery of gas costs	1,151,235	909,687
Total current liabilities	28,756,950	28,497,053
LONG-TERM DEBT:
Principal amount	41,404,200	33,896,200
Less unamortized debt issuance costs	(268,774)	(260,149)
Long-term debt net of unamortized debt issuance costs	41,135,426	33,636,051
DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	5,737,499	5,682,556
Regulatory cost of retirement obligations	9,554,898	9,348,443
Benefit plan liabilities	13,544,932	13,763,820
Deferred income taxes	19,951,347	18,957,854
Total deferred credits and other liabilities	48,788,676	47,752,673
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 4,799,704 and 4,788,289, respectively	23,998,520	23,941,445
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	9,743,738	9,509,548
Retained earnings	25,900,794	24,713,310
Accumulated other comprehensive loss	(2,362,361)	(2,497,231)
Total stockholders’ equity	57,280,691	55,667,072
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,961,743	$165,552,849
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2016 AND 2015
UNAUDITED

	Three Months Ended December 31,
	2016	2015
OPERATING REVENUES:
Gas utilities	$18,512,333	$15,785,849
Other	276,252	224,207
Total operating revenues	18,788,585	16,010,056
COST OF SALES:
Gas utilities	9,246,852	7,179,834
Other	150,828	92,106
Total cost of sales	9,397,680	7,271,940
GROSS MARGIN	9,390,905	8,738,116
OTHER OPERATING EXPENSES:
Operations and maintenance	3,391,828	3,431,233
General taxes	441,074	423,987
Depreciation and amortization	1,575,728	1,384,844
Total other operating expenses	5,408,630	5,240,064
OPERATING INCOME	3,982,275	3,498,052
Equity in earnings of unconsolidated affiliate	84,540	21,537
Other expense, net	3,712	3,873
Interest expense	458,521	408,356
INCOME BEFORE INCOME TAXES	3,604,582	3,107,360
INCOME TAX EXPENSE	1,372,364	1,184,570
NET INCOME	$2,232,218	$1,922,790
BASIC EARNINGS PER COMMON SHARE	$0.47	$0.40
DILUTED EARNINGS PER COMMON SHARE	$0.46	$0.40
DIVIDENDS DECLARED PER COMMON SHARE	$0.2175	$0.2025
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2016 AND 2015
UNAUDITED

	Three Months Ended December 31,
	2016	2015
NET INCOME	$2,232,218	$1,922,790
Other comprehensive income, net of tax:
Interest rate swap	95,128	—
Defined benefit plans	39,742	34,289
OTHER COMPREHENSIVE INCOME, NET OF TAX	134,870	34,289
COMPREHENSIVE INCOME	$2,367,088	$1,957,079
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS
ENDED DECEMBER 31, 2016 AND 2015
UNAUDITED

	Three Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,232,218	$1,922,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,606,090	1,415,075
Cost of removal of utility plant, net	(97,800)	(115,565)
Stock option grants	12,297	10,773
Equity in earnings of unconsolidated affiliate	(84,540)	(21,537)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(5,781,253)	(4,522,687)
Net cash used in operating activities	(2,112,988)	(1,311,151)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(4,438,642)	(3,918,432)
Investment in unconsolidated affiliate	(485,747)	(1,378,879)
Proceeds from disposal of equipment	1,560	134
Net cash used in investing activities	(4,922,829)	(5,297,177)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	7,508,000	1,612,200
Borrowings under line-of-credit agreement	11,501,201	12,506,724
Repayments under line-of-credit agreement	(11,732,610)	(6,836,170)
Debt issuance expenses	(16,675)	(76,901)
Proceeds from issuance of stock (11,415 and 10,191 shares, respectively)	278,968	217,679
Cash dividends paid	(970,244)	(912,996)
Net cash provided by financing activities	6,568,640	6,510,536
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(467,177)	(97,792)
BEGINNING CASH AND CASH EQUIVALENTS	643,252	985,234
ENDING CASH AND CASH EQUIVALENTS	$176,075	$887,442
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$730,163	$690,228
Income taxes paid	—	—

NON-CASH TRANSACTIONS:
Decrease in investment in unconsolidated affiliate/capital contribution payable	$35,697	$—
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Resources financial position as of December 31, 2016 and the results of its operations, cash flows and comprehensive income for the three months ended December 31, 2016 and 2015. The results of operations for the three months ended December 31, 2016 are not indicative of the results to be expected for the fiscal year ending September 30, 2017 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

The unaudited condensed consolidated interim financial statements and condensed notes are presented as permitted under the rules and regulations of the Securities and Exchange Commission. Pursuant to those rules, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, the condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K for the year ended September 30, 2016. The September 30, 2016 balance sheet was included in the Company’s audited financial statements included in Form 10-K.

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in Form 10-K for the year ended September 30, 2016. Newly adopted and newly issued accounting standards are discussed below.
Recently Issued or Adopted Accounting Standards

In May 2014, the FASB issued guidance under FASB ASC No. 606 - Revenue from Contracts with Customers that affects any entity that enters into contracts with customers for the transfer of goods or services or transfer of non-financial assets. This guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, the entity satisfies the performance obligation. The new guidance was effective for the Company for the annual reporting period ending September 30, 2018 and interim periods within that annual period. Early application was not permitted. In August 2015, the FASB issued Accounting Standards Update (ASU) 2015-14 that deferred the effective date of this guidance by one year to September 30, 2019. The FASB has issued subsequent guidance under ASC No. 606 to provide further clarification of certain aspects of the original ASU. All additional guidance is being considered as part of the Company's evaluation of the revenue recognition standard. Although Management has not completed its evaluation of all the issued guidance under ASC No. 606, the Company does not currently expect the guidance to have a material effect on its financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance is effective for the Company for the annual reporting period ending September 30, 2018 and interim periods within that annual period. Early adoption is permitted. The Company adopted this ASU during the quarter ended September 30, 2016. This ASU had no effect on the financial statements at the time of adoption; however, as the concept of APIC pool is eliminated, the Company will recognize all excess tax benefits and deficiencies associated with the exercise of stock options in income tax expense rather than as an offset to additional paid in capital.

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

On June 30, 2016, the Company filed with the SCC an application for a modification to the SAVE (Steps to Advance Virginia's Energy) Plan and Rider. The original SAVE Plan has been modified each year to incorporate certain changes and to include new projects that qualify for rate recovery under the Plan. The SAVE Plan provides a mechanism for the Company to recover the related depreciation and expenses and a return on rate base of the additional capital investment related to the replacement of aging natural gas infrastructure without the filing of a formal application for an increase in non-gas base rates. On October 18, 2016, the Company received approval of its application for a modification to the SAVE Plan and Rider. Under the order, the SCC approved the extension of the SAVE Plan for an additional three years through 2021, the replacement of three gas custody transfer stations and the replacement of coated steel tubing services in addition to the existing plan to replace pre-1973 plastic pipe.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The total project cost is estimated to be approximately $3.5 billion. The Company's 1% equity interest in the LLC will require a total estimated investment of approximately $35 million, by periodic capital contributions throughout the design and construction phases of the project. Midstream held an approximate $4.0 million equity method investment in the LLC at December 31, 2016. On a quarterly basis, the LLC issues a capital call notice which specifies the capital contributions to be paid over the subsequent 3 months. As of December 31, 2016, the Company had $252,097 remaining to be paid under the most recent notice. The capital contribution payable has been reflected on the Company's balance sheet as of December 31, 2016, with a corresponding increase to Investment in Unconsolidated Affiliate. Initial funding for Midstream's investment in the LLC is provided through two unsecured promissory notes, each with a 5-year term.

The Company is participating in the earnings of the LLC in proportion to its level of investment. The Company is utilizing the equity method to account for the transactions and activity of the investment.

The financial statement locations of the investment in the LLC are as follows:

Balance Sheet Location of Other Investments:	December 31, 2016	September 30, 2016
Other Assets:
Investment in unconsolidated affiliate	$4,030,994	$3,496,404

Current Liabilities:
Capital contributions payable	$252,097	$287,794

	Three Months Ended
Income Statement Location of Other Investments:	December 31, 2016	December 31, 2015
Equity in earnings of unconsolidated affiliate	$84,540	$21,537

4.	Short-Term Debt

The Company has an unsecured line-of-credit agreement dated March 31, 2016. The agreement has a variable interest rate based on 30-day LIBOR plus 100 basis points and an availability fee of 15 basis points applicable to the unused balance. The agreement also includes multi-tiered borrowing limits to accommodate seasonal borrowing demands and minimize borrowing costs. The Company’s total available borrowing limits during the term of the line-of-credit agreement range from $10,000,000 to $24,000,000. The line-of-credit agreement will expire March 31, 2017, unless extended. The Company anticipates being able to extend or replace the credit line upon expiration. As of December 31, 2016, the Company had $14,325,376 outstanding under its line-of-credit agreement.

5.	Long-Term Debt

On November 1, 2016, Roanoke Gas entered into a 5-year unsecured note with Branch Banking & Trust in the principal amount of $7,000,000. The note is variable rate with interest based on 30-day LIBOR plus 90 basis points. In addition, Roanoke Gas also entered into a swap agreement to convert the variable rate debt into a fixed-rate instrument with an annual interest rate of 2.30%. The swap agreement is not effective until November 1, 2017, with the monthly interest rate on the note floating until the swap period begins. The proceeds from the note were used to convert a portion of the Company's line-of-credit balance into longer-term financing.

Midstream has two unsecured Promissory Notes ("Notes") which provide up to a total of $25 million in borrowing limits over a period of 5 years, with an interest rate of 30-day LIBOR plus 160 basis points. Midstream issued the Notes in December 2015 to provide financing for capital contributions in respect of its 1% interest in the LLC. In accordance with the terms of the Agreement, at such point in time as Midstream has borrowed $17.5 million under the Notes, Midstream is required to provide the next $5 million towards its capital contributions to the LLC. Once Midstream has completed its $5 million in contributions, it may resume borrowing under the Notes up to the $25 million limit.

All of the debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit Consolidated Long Term Indebtedness to not more than 65% of Consolidated Total Capitalization and Priority Indebtedness to not more than 15% of Consolidated Total Assets.

Long-term debt consists of the following:

	December 31, 2016		September 30, 2016
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas Company:
Unsecured senior notes payable, at 4.26% due on September 18, 2034	$30,500,000	$171,360	$30,500,000	$173,773
Unsecured term note payable, at 30-day LIBOR plus 0.90%, due November 1, 2021	7,000,000	16,119	—	—
RGC Midstream, LLC:
Unsecured term notes payable, at 30-day LIBOR plus 1.60%, due December 29, 2020	3,904,200	81,295	3,396,200	86,376
Total	$41,404,200	$268,774	$33,896,200	$260,149

6.	Other Comprehensive Income
A summary of other comprehensive income and loss is provided below:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Three Months Ended December 31, 2016
Interest rate swaps:
Unrealized gains	$153,334	$(58,206)	$95,128
Defined benefit plans:
Amortization of actuarial losses	$64,058	$(24,316)	$39,742
Other comprehensive income	$217,392	$(82,522)	$134,870
Three Months Ended December 31, 2015
Interest rate swaps:
Unrealized gains	$—	$—	$—
Defined benefit plans:
Amortization of actuarial losses	$55,268	$(20,979)	$34,289
Other comprehensive income	$55,268	$(20,979)	$34,289

The amortization of actuarial losses is included as a component of net periodic pension and postretirement benefit cost in operations and maintenance expense.

Reconciliation of Other Accumulated Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2016	$(2,497,231)
Other comprehensive income	134,870
Balance at December 31, 2016	$(2,362,361)

7.	Commitments and Contingencies

Roanoke Gas currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in its service area. The current franchise agreements expire December 31, 2035. The Company's certificates of public convenience and necessity are exclusive and are intended for perpetual duration.

Due to the nature of the natural gas distribution business, the Company has entered into agreements with both suppliers and pipelines for natural gas commodity purchases, storage capacity and pipeline delivery capacity. The Company obtains most of its regulated natural gas supply through an asset manager. The Company utilizes an asset manager to assist in optimizing the use of its transportation, storage rights, and gas supply in order to provide a secure and reliable source of natural gas to its customers. The Company also has storage and pipeline capacity contracts to store and deliver natural gas to the Company’s distribution system. Roanoke Gas is served directly by two primary pipelines. These two pipelines deliver all of the natural gas supplied to the Company’s distribution system. Depending on weather conditions and the level of customer demand, failure of one or both of these transmission pipelines could have a major adverse impact on the Company's ability to deliver natural gas to its customers and its results of operations.

8.	Earnings Per Share

Basic earnings per common share for the three months ended December 30, 2016 and 2015 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares. A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended December 31,
	2016	2015
Net Income	$2,232,218	$1,922,790
Weighted average common shares	4,796,396	4,748,279
Effect of dilutive securities:
Options to purchase common stock	10,635	3,900
Diluted average common shares	4,807,031	4,752,179
Earnings Per Share of Common Stock:
Basic	$0.47	$0.40
Diluted	$0.46	$0.40

9.	Employee Benefit Plans

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

	Three Months Ended
	December 31,
	2016	2015
Components of net periodic pension cost:
Service cost	$176,669	$173,594
Interest cost	248,900	283,194
Expected return on plan assets	(404,103)	(373,060)
Recognized loss	165,545	125,420
Net periodic pension cost	$187,011	$209,148

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended
	December 31,
	2016	2015
Components of postretirement benefit cost:
Service cost	$45,817	$37,005
Interest cost	156,706	156,145
Expected return on plan assets	(142,878)	(126,965)
Recognized loss	107,440	62,543
Net postretirement benefit cost	$167,085	$128,728

The table below reflects the Company's actual contributions made fiscal year-to-date and the expected contributions to be made during the balance of the current fiscal year.

	Fiscal Year-to-Date Contributions	Remaining Fiscal Year Contributions
Defined benefit pension plan	$300,000	$450,000
Postretirement medical plan	—	1,000,000
Total	$300,000	$1,450,000

10.	Fair Value Measurements
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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of December 31, 2016 and September 30, 2016:

RGC RESOURCES, INC. AND SUBSIDIARIES

		Fair Value Measurements - December 31, 2016
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$153,334	$—	$153,334	$—
Total	$153,334	$—	$153,334	$—

Liabilities:
Natural gas purchases	$1,020,301	$—	$1,020,301	$—
Total	$1,020,301	$—	$1,020,301	$—

		Fair Value Measurements - September 30, 2016
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$1,052,930	$—	$1,052,930	$—
Total	$1,052,930	$—	$1,052,930	$—

The fair value of the interest rate swap included in the line item "Fair value of marked-to-market transactions", is determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.
Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At December 31, 2016 and September 30, 2016, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.
The Company’s nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows required to settle the obligation.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of December 31, 2016 and September 30, 2016:

RGC RESOURCES, INC. AND SUBSIDIARIES

		Fair Value Measurements - December 31, 2016
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt	$41,404,200	$—	$—	$41,844,006
Total	$41,404,200	$—	$—	$41,844,006

		Fair Value Measurements - September 30, 2016
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt	$33,896,200	$—	$—	$36,163,523
Total	$33,896,200	$—	$—	$36,163,523

The fair value of long-term debt is estimated by discounting the future cash flows of the debt based on current market rates and corresponding interest rate spread.
FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of December 31, 2016 and September 30, 2016, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

11.	Stock Options

On December 8, 2016, the Board of Directors granted 17,000 options to certain officers of the Company. In accordance with the Key Employee Stock Option Plan, the grant price of $24.55 was the closing price of the Company's stock on the grant date. The options become exercisable six months from the grant date and expire after ten years from the date of issuance.

Fair value at the grant date was $4.34 per option as calculated using the Black-Scholes option pricing model. Compensation expense is recognized over the vesting period. Total compensation expense recognized through December 31, 2016 was $12,297.

12.	Subsequent Events

On January 17, 2017, Resources Board of Directors approved a three-for-two stock split of the Company's issued and outstanding common stock. The stock split will be effected in the form of a stock dividend entitling each shareholder to receive one additional share of common stock for every two shares owned. The stock dividend will be issued on or about March 1, 2017 to shareholders of record at the close of business on February 15, 2017. As the record date occurs after the issuance of the Company's first quarter financial results, the effect of the stock split is not reflected in these financial statements.

The Company has evaluated subsequent events through the date the financial statements were issued. There were no items not otherwise disclosed which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, RGC Resources, Inc. (“Resources” or the “Company”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2016 Annual Report on Form 10-K. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.
Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.
The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2017. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the gas business.
Overview
Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 60,700 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding localities through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for terms and conditions set by the Virginia State Corporation Commission (“SCC”).
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

The WNA model reduces earnings volatility, related to weather variability in the heating season, by providing the Company a level of earnings protection when weather is warmer than normal and providing customers price protection when the weather is colder than normal. The WNA is based on a weather measurement band around the most recent 30-year temperature average. Under the WNA, the Company recovers from its customers the lost margin (excluding gas costs) for the impact of weather that is warmer than normal or refunds the excess margin earned for weather that is colder than normal. The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day. For the three months ended December 31, 2016 and 2015, the Company accrued approximately $623,000 and $1,076,000 in additional revenue and margin for weather that was 15% and 29% warmer than normal, respectively.
The Company also has an approved rate structure in place that mitigates the impact of financing costs associated with its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs,” of its investment in natural gas inventory. This ICC factor applied to the cost of inventory is based on the Company’s weighted-average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes ICC revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less carrying cost revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighting of the components that are used to determine the weighted-average cost of capital. The average unit price of gas in storage during the first three months of the current fiscal year was $0.43 per decatherm, or 13%, lower than the same period last year, benefiting from lower natural gas commodity prices during the first half of calendar 2016. Natural gas futures are currently higher than the average price of gas in storage, which may result in ICC revenues increasing as storage balances are replenished during the spring and summer months.
The Company’s non-gas rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal rate application with the SCC utilizing historical information including investment in natural gas facilities. Generally, investments related to extending service to new customers are recovered through the non-gas rates currently in place. The investment in replacing and upgrading existing infrastructure is not recoverable until a formal rate application is filed and approved to include the additional investment in new non-gas rates. The SAVE Plan and Rider, however, provides the Company with the ability to recover costs related to investments in qualified infrastructure projects on a prospective basis rather than on a historical basis. The SAVE Plan provides a mechanism through which the Company may recover the related depreciation and expenses and provide a return on rate base for the additional capital investments related to improving the Company's infrastructure until such time that a formal rate application is filed to incorporate this investment in the Company's non-gas rates. As the Company did not file for an increase in the non-gas rates during the prior two years and the level of capital investment continues to grow, SAVE Plan revenues have continued to increase. The Company recognized approximately $881,000 in SAVE Plan revenues for the three-month period ended December 31, 2016, compared to $461,000 for the same period last year. These SAVE Plan revenues will be included as part of the new non-gas base rates the next time the Company files for a non-gas rate increase.

Results of Operations
Three Months Ended December 31, 2016:
Net income increased by $309,428 for the three months ended December 31, 2016, compared to the same period last year. Increases in SAVE Plan revenues and volumetric sales were the main catalysts to the improvement in net income.
The tables below reflect operating revenues, volume activity and heating degree-days.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended December 31,
	2016	2015	Increase (Decrease)	Percentage
Operating Revenues
Gas Utilities	$18,512,333	$15,785,849	$2,726,484	17%
Other	276,252	224,207	52,045	23%
Total Operating Revenues	$18,788,585	$16,010,056	$2,778,529	17%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	1,941,497	1,545,869	395,628	26%
Transportation and Interruptible	692,998	702,582	(9,584)	(1)%
Total Delivered Volumes	2,634,495	2,248,451	386,044	17%
Heating Degree Days (Unofficial)	1,287	1,082	205	19%
Total operating revenues for the three months ended December 31, 2016, compared to the same period last year, increased due to a higher volume of natural gas deliveries in addition to the increase in SAVE Plan revenues and higher natural gas commodity prices. Total natural gas deliveries increased by 17% due to colder weather, as evidenced by the 19% increase in heating degree days, customer growth and increased commercial usage. Residential and commercial volumes increased by 26% mainly due to colder weather and to a lesser extent increased commercial usage and customer growth. Transportation and industrial volumes decreased slightly from the same quarter last year.

	Three Months Ended December 31,
	2016	2015	Increase (Decrease)	Percentage
Gross Margin
Gas Utilities	$9,265,481	$8,606,015	$659,466	8%
Other	125,424	132,101	(6,677)	(5)%
Total Gross Margin	$9,390,905	$8,738,116	$652,789	7%
Regulated natural gas margins from utility operations increased from the same period last year primarily as a result of higher SAVE Plan revenues, customer growth and increased natural gas usage. SAVE revenues increased by $419,273 due to the increasing investment in SAVE related projects. Volumetric margin, net of the WNA adjustment, increased by $266,842 as a result of customer growth and higher natural gas consumption among existing customers. Other margins declined from last year's levels due to reduced activity under the Company's non-gas related contracts.
The components of and the change in gas utility margin are summarized below:

	Three Months Ended December 31,
	2016	2015	Increase (Decrease)
Customer Base Charge	$3,083,808	$3,068,884	$14,924
Carrying Cost	197,801	233,266	(35,465)
SAVE Plan	880,595	461,322	419,273
Volumetric	4,451,642	3,731,651	719,991
WNA	622,959	1,076,108	(453,149)
Other Gas Revenues	28,676	34,784	(6,108)
Total	$9,265,481	$8,606,015	$659,466
Operation and maintenance expenses were nearly unchanged with a slight decline of $39,405, or 1% from the prior year. Increases in employee benefit costs were offset by reductions in corporate property and liability insurance premiums and higher levels of overhead capitalization. Employee benefit costs increased by more than $83,000 due to increased health insurance premiums and higher actuarial determined retirement plan costs. The Company experienced a reduction of $53,000 in corporate property and liability insurance cost on favorable policy renewals. Capitalized construction overheads increased by

RGC RESOURCES, INC. AND SUBSIDIARIES

more than $86,000 due to a 36% increase in direct capital expenditures during the quarter related to the ongoing pipeline renewal program and the start of the automated meter reading system project. The remaining differences were related to various minor fluctuations in other expenses.
General taxes increased by $17,087, or 4% due to higher property taxes associated with increases in utility property.

Depreciation expense increased by $190,884, or 14%, on a corresponding increase in utility plant investment.
Equity in earnings of unconsolidated affiliate increased by $63,003, or 293%, due to the increasing investment in the Mountain Valley Pipeline project. This project began in the first quarter of fiscal 2016 and the corresponding earnings are primarily composed of allowance for funds used during construction ("AFUDC"). Additional information about the Company's investment in the Mountain Valley Pipeline can be found under the Equity Investment in Mountain Valley Pipeline section below.
Interest expense increased by $50,165, or 12%, due to increased borrowing to finance the Company's capital budget and the Company's investment in the Mountain Valley Pipeline. Total average debt outstanding during the quarter increased by 16% over the same period last year.
Income tax expense increased by $187,794, or 16%, which corresponds to the increase in pre-tax income for the quarter. The effective tax rate was 38% for the three months ended December 31, 2016 and 2015, respectively.
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
The Company considers an estimate to be critical if it is material to the financial statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. There have been no changes to the critical accounting policies as reflected in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.
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
Equity Investment in Mountain Valley Pipeline
On October 1, 2015, the Company through its wholly-owned subsidiary, RGC Midstream, LLC ("Midstream"), entered into an agreement to become a 1% member in Mountain Valley Pipeline, LLC (the "LLC"). The purpose of the LLC is to construct and operate the Mountain Valley Pipeline (the "MVP"), a natural gas pipeline connecting an existing gathering and transmission system in northern West Virginia to another interstate pipeline in south central Virginia. This project falls under the jurisdiction of FERC and is subject to its approval prior to beginning construction. In October 2015, the LLC filed the application with FERC to construct the pipeline. On June 28, 2016, FERC issued the Notice of Schedule for Environmental Review ("NOS"), and on September 16, 2016, FERC issued its draft environmental impact statement ("EIS") regarding the MVP. In the draft EIS, FERC staff concluded that approval of the MVP would result in some adverse environmental impacts; however, they acknowledged that such impacts would be reduced to less than significant levels with the implementation of the LLC's proposed mitigation plans in addition to measures recommended in the EIS. Comments regarding the draft EIS were due by December 22, 2016. Based on the schedule provided in the NOS, a final EIS is expected in March 2017 with a final decision regarding the approval of the MVP due in June 2017. Assuming a favorable ruling by FERC, construction of the pipeline is expected to begin later in 2017 with a targeted in-service date of the pipeline at the end of calendar 2018.

Management believes the investment in the LLC will be beneficial for the Company, its shareholders and southwest Virginia. In addition to the potential returns from the investment in the LLC, Roanoke Gas will benefit from access to an additional source of natural gas to its distribution system. Currently, Roanoke Gas is served by two pipelines and a liquefied natural gas storage facility. Damage to or interruption in supply from any of these sources, especially during the winter heating season, could have

RGC RESOURCES, INC. AND SUBSIDIARIES

a significant impact on the Company's ability to serve its customers. A third pipeline would reduce the impact from such an event. In addition, the proposed pipeline path would provide the Company with a more economically feasible opportunity to provide natural gas service to previously unserved areas in southwest Virginia.

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

A majority of the earnings from the investment in MVP relates to AFUDC income generated by the deployment of capital in the design, engineering, materials procurement, project management and ultimately construction of the pipeline. AFUDC is an accounting method whereby the costs of debt and equity funds used to finance facility infrastructure are credited to income and charged to the cost of the project. The level of investment in the MVP will continue to grow at a steady pace until such time FERC issues their decision on the project. If approved by FERC, construction on the pipeline should begin in earnest and both the investment in the MVP and the AFUDC will increase at a much greater rate until the pipeline is placed in service. Earnings after the pipeline is operational would be derived from the fees charged for transporting natural gas through the pipeline.
Regulatory
The Company continues to recover the costs of its infrastructure replacement program through its SAVE Plan. On June 30, 2016, the Company filed an application with the SCC for modification to its SAVE Plan and Rider. The original SAVE Plan and Rider were approved by the SCC through an order issued on August 29, 2012 and has been modified or amended each year since. The original SAVE Plan was designed to facilitate the accelerated replacement of the remaining bare steel and cast iron natural gas pipe by providing a mechanism for the Company to recover the related depreciation and expenses and return on rate base of the additional capital investment without the filing of a formal application for an increase in non-gas base rates. The projects included under the SAVE Plan will enhance the safety and reliability of the Company’s gas distribution system and reduce greenhouse emissions. The amendments in 2013 and 2014 added projects related to the replacement of bare steel and cast iron natural gas pipe in addition to two other major projects and the investment for related meter and regulator installations located on customer premises. In 2015, the SCC approved the Company's request to expand the authorized annual spending variance from 10% to 20% and set a 5% cumulative SAVE spending variance. This allows the Company to recover its investment up to the new variance limits. The 2016 application included provisions to continue the ongoing pipeline renewal project with a focus on pre-1973 plastic pipe, the replacement of three natural gas custody transfer stations, the replacement of coated steel tubing services and related meter installations. The 2017 SAVE revenue requirement is approximately $4,000,000, representing an increase of almost $1,000,000 over the estimated 2016 SAVE Plan year. The additional SAVE Plan revenue as approved by the SCC will allow the Company to forgo a formal non-gas rate increase application at this time.
Capital Resources and Liquidity
Due to the capital intensive nature of the utility business, as well as the related weather sensitivity, the Company’s primary capital needs are the funding of its continuing construction program, investment in the MVP, the seasonal funding of its natural gas inventories and accounts receivable and the payment of dividends. To meet these needs, the Company relies on its operating cash flows, line-of-credit agreement, long-term debt, and capital raised through the Company’s stock plans.
Cash and cash equivalents decreased by $467,177 for the three-month period ended December 31, 2016, compared to a $97,792 decrease for the same period last year. The following table summarizes the sources and uses of cash:

	Three Months Ended December 31,
	2016	2015
Cash Flow Summary Three Months Ended:
Used in operating activities	$(2,112,988)	$(1,311,151)
Used in investing activities	(4,922,829)	(5,297,177)
Provided by financing activities	6,568,640	6,510,536
Decrease in cash and cash equivalents	$(467,177)	$(97,792)
The seasonal nature of the natural gas business causes operating cash flows to fluctuate significantly during the year as well as from year to year. Factors including weather, energy prices, natural gas storage levels and customer collections contribute to

RGC RESOURCES, INC. AND SUBSIDIARIES

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
Cash flow provided by operations is generally driven by increases in accounts receivable partially offset by net income, depreciation, reductions in natural gas storage inventory and increases in accounts payable balances during the first three months of the fiscal year. Cash flow used in operations increased from the same period last year by $801,837, primarily due to a greater increase in accounts receivable balances net of an increase in accounts payable balances and greater reductions in storage gas inventories. Accounts receivable balances generally increase during the first fiscal quarter due to higher sales during the month of December; however, total accounts receivable increased by nearly $3.1 million more than the same period last year due to the much higher natural gas sales due to the colder weather. Total heating degree days for the quarter ended December 31, 2016 increased by 19% with a 17% increase in natural gas deliveries. For the same reason, accounts payable balances increased by more than $1.7 million reflecting the purchase of more natural gas during the month of December, and natural gas in storage declined by nearly $600,000 due to higher weather related demand and lower average price in storage.

	Three Months Ended December 31,
Cash Flow From Operating Activities:	2016	2015	Increase (Decrease)
Net income	$2,232,218	$1,922,790	$309,428
Depreciation	1,606,090	1,415,075	191,015
Decrease in gas in storage	1,616,516	1,040,499	576,017
Increase in accounts receivable	(8,000,539)	(4,906,175)	(3,094,364)
Increase/(decrease) in accounts payable	927,340	(809,438)	1,736,778
Other	(494,613)	26,098	(520,711)
Net Cash Used in Operations	$(2,112,988)	$(1,311,151)	$(801,837)
Investing activities are generally composed of expenditures under the Company’s construction program, which primarily involves replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and distribution system facilities, expanding its natural gas system to meet the demands of customer growth and capital investment in the MVP. As the Company completed the replacement of its bare steel and cast iron pipe during the current quarter, expenditures for infrastructure and equipment continue to remain at the same high levels experienced over the last few years. Total capital expenditures during the quarter were more than $4.4 million, which represented a $500,000 increase over the same period last year. The increase corresponds to the Company's expansion of its pipeline replacement initiative to include approximately 45 miles of pre-1973 first generation plastic pipe and initial expenditures related to the implementation of an automated meter reading system ("AMR"). The replacement of the first generation plastic pipe qualifies for recovery under the SAVE plan and is expected to be completed by fiscal 2021. The AMR project, which involves the retrofitting of all customer meters with transmitters to allow consumption data to be collected remotely, is projected to be completed by the end of the current fiscal year. The combination of these and other projects have increased the capital budget for fiscal 2017 to more than $20 million. The AMR project is the driver for the projected increase in capital expenditures. Capital expenditures related to replacing and expanding the Company's infrastructure and distribution facilities are expected to remain at elevated levels over the near term. Operating cash flows and corporate borrowings are expected to provide the majority of the funding for these projects.
Investing cash flows also reflects the Company's continued funding of its participation in the MVP, with a total cash investment of $485,747 for the quarter ended December 31, 2016. The level of investment in the MVP has moderated as most of the pre-construction activities have been completed and FERC approval of the project is not expected until June. If approved, the Company expects to invest an estimated total of $35 million in the project. Initial funding for the investment in the LLC is provided through the Midstream credit facility, as discussed above and in Note 5 of the Condensed Consolidated Financial Statements.
Financing activities generally consist of long-term and short-term borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flows provided by financing activities increased by only $58,104 compared to the same period last year. The primary difference in financing activities between the two periods relates to the issuance of a 5-year unsecured note in the principal amount of $7,000,000 on November 1, 2016. The proceeds from this note was used to convert a portion of the line-of-credit balance supporting Roanoke Gas' capital expenditures into a longer-term

RGC RESOURCES, INC. AND SUBSIDIARIES

financing instrument. As a result, the line-of-credit balance remained nearly unchanged from the September 30, 2016 balance while the total principal amount of long-term debt for Roanoke Gas increased by $7,000,000 reflecting the new note. The remaining $508,000 increase in long-term debt is attributable to the borrowing under Midstream's credit facility to finance investment in the MVP. The Company will continue to use the line-of-credit for bridge financing for its capital expenditures and will evaluate the need and timing to convert some of this debt to more permanent financing and will continue to draw against the Midstream credit facility as the financing needs of the MVP project continue.
The line-of-credit will expire on March 31, 2017. The Company anticipates being able to extend or replace its current line-of-credit agreement upon expiration; however, there is no guarantee that the line-of-credit will be extended or replaced on terms comparable to those currently in place.
At December 31, 2016, the Company’s consolidated long-term capitalization was 58% equity and 42% debt. The Company's total consolidated capitalization, including the line-of-credit, was 51% equity and 49% debt.

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
Interest Rate Risk
The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At December 31, 2016, the Company had $14,325,376 outstanding under its variable rate line-of-credit with an average balance outstanding during the three-month period of $13,096,563. The Company also had $7,000,000 outstanding under a 5-year variable rate term loan and $3,904,200 outstanding under a 5-year variable rate term credit facility. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable-rate debt outstanding during the period would have resulted in an increase in interest expense for the current period of approximately $55,000. The Company's other long-term debt is at fixed rates.
Commodity Price Risk
The Company manages the price risk associated with purchases of natural gas by using a combination of liquefied natural gas (LNG) storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.
At December 31, 2016, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had 1,959,449 decatherms of gas in storage, including LNG, at an average price of $2.97 per decatherm, compared to 2,108,486 decatherms at an average price of $3.38 per decatherm last year. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, as any additional costs or benefits associated with the settlement of derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

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
As of December 31, 2016, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.
Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information
ITEM 1 – LEGAL PROCEEDINGS
None.
ITEM 1A – RISK FACTORS
No changes.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
None.
ITEM 6 – EXHIBITS

Number	Description
10.1*	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated October 24, 2016.
10.2
Term Loan Agreement by and between Roanoke Gas Company and BB&T dated November 1, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 7, 2016).

10.3
Promissory Note due November 1, 2021 in the original principal amount of $7,000,000 in favor of BB&T, dated November 1, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 7, 2016).

10.4	Guaranty Agreement by and between Resources and BB&T, dated November 1, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on November 7, 2016).
10.5	Swap Agreement by and between Roanoke Gas Company and BB&T, dated November 1, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on November 7, 2016).
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2016 and September 30, 2016, (ii) Condensed Consolidated Statements of Income for the three months ended December 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015, and (v) Condensed Notes to Condensed Consolidated Financial Statements.

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

RGC Resources, Inc.

Date: February 8, 2017	By:	/s/ Paul W. Nester
Paul W. Nester
Vice President, Secretary, Treasurer and CFO