Form 10-Q
period 2017-03-31
RGC RESOURCES INC
filed 2017-05-05
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated-filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2017
Common Stock, $5 Par Value	7,225,315

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31, 2017	September 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$546,101	$643,252
Accounts receivable (less allowance for uncollectibles of $267,227 and $76,934, respectively)	10,316,034	3,478,983
Materials and supplies	972,668	824,139
Gas in storage	2,143,182	7,436,785
Prepaid income taxes	—	1,550,836
Other	1,643,506	1,548,329
Total current assets	15,621,491	15,482,324
UTILITY PROPERTY:
In service	191,604,793	185,577,286
Accumulated depreciation and amortization	(58,191,332)	(56,156,287)
In service, net	133,413,461	129,420,999
Construction work in progress	8,118,092	2,707,139
Utility plant, net	141,531,553	132,128,138
OTHER ASSETS:
Regulatory assets	14,425,280	14,332,451
Investment in unconsolidated affiliate	5,189,876	3,496,404
Fair value of marked-to-market transactions	158,988	—
Other	138,617	113,532
Total other assets	19,912,761	17,942,387
TOTAL ASSETS	$177,065,805	$165,552,849

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31, 2017	September 30, 2016
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line-of-credit	$—	$14,556,785
Dividends payable	1,047,671	970,244
Accounts payable	5,617,488	5,345,575
Capital contributions payable	883,065	287,794
Customer credit balances	620,062	1,605,608
Income taxes payable	1,813,368	—
Customer deposits	1,651,350	1,627,105
Accrued expenses	2,582,616	3,194,255
Over-recovery of gas costs	4,336,053	909,687
Total current liabilities	18,551,673	28,497,053
LONG-TERM DEBT:
Notes payable	41,896,200	33,896,200
Line-of-credit	8,460,578	—
Less unamortized debt issuance costs	(260,445)	(260,149)
Long-term debt net of unamortized debt issuance costs	50,096,333	33,636,051
DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	5,806,689	5,682,556
Regulatory cost of retirement obligations	9,803,684	9,348,443
Benefit plan liabilities	13,626,044	13,763,820
Deferred income taxes	19,227,581	18,957,854
Total deferred credits and other liabilities	48,463,998	47,752,673
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 7,224,429 and 7,182,434, respectively	36,122,145	23,941,445
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	81,202	9,509,548
Retained earnings	26,069,565	24,713,310
Accumulated other comprehensive loss	(2,319,111)	(2,497,231)
Total stockholders’ equity	59,953,801	55,667,072
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,065,805	$165,552,849
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016
UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
OPERATING REVENUES:
Gas utilities	$21,662,624	$21,569,485	$40,174,957	$37,355,334
Other	237,389	208,288	513,641	432,495
Total operating revenues	21,900,013	21,777,773	40,688,598	37,787,829
COST OF SALES:
Gas utilities	10,936,248	11,024,458	20,183,100	18,204,292
Other	134,035	104,046	284,863	196,152
Total cost of sales	11,070,283	11,128,504	20,467,963	18,400,444
GROSS MARGIN	10,829,730	10,649,269	20,220,635	19,387,385
OTHER OPERATING EXPENSES:
Operations and maintenance	3,193,526	3,376,496	6,585,354	6,807,729
General taxes	481,268	443,614	922,342	867,601
Depreciation and amortization	1,565,729	1,384,845	3,141,457	2,769,689
Total other operating expenses	5,240,523	5,204,955	10,649,153	10,445,019
OPERATING INCOME	5,589,207	5,444,314	9,571,482	8,942,366
Equity in earnings of unconsolidated affiliate	93,625	33,846	178,165	55,383
Other expense, net	10,570	28,436	14,282	32,309
Interest expense	469,480	415,940	928,001	824,296
INCOME BEFORE INCOME TAXES	5,202,782	5,033,784	8,807,364	8,141,144
INCOME TAX EXPENSE	1,977,583	1,922,337	3,349,947	3,106,907
NET INCOME	$3,225,199	$3,111,447	$5,457,417	$5,034,237
BASIC EARNINGS PER COMMON SHARE	$0.45	$0.44	$0.76	$0.71
DILUTED EARNINGS PER COMMON SHARE	$0.45	$0.44	$0.76	$0.71
DIVIDENDS DECLARED PER COMMON SHARE	$0.1450	$0.1350	$0.2900	$0.2700
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016
UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
NET INCOME	$3,225,199	$3,111,447	$5,457,417	$5,034,237
Other comprehensive income, net of tax:
Interest rate swap	3,508	—	98,636	—
Defined benefit plans	39,742	34,289	79,484	68,578
OTHER COMPREHENSIVE INCOME, NET OF TAX	43,250	34,289	178,120	68,578
COMPREHENSIVE INCOME	$3,268,449	$3,145,736	$5,635,537	$5,102,815
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS
ENDED MARCH 31, 2017 AND 2016
UNAUDITED

	Six Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,457,417	$5,034,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,202,180	2,830,149
Cost of removal of utility plant, net	(145,543)	(216,214)
Stock option grants	49,188	43,092
Equity in earnings of unconsolidated affiliate	(178,165)	(55,383)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	3,259,071	3,276,992
Net cash provided by operating activities	11,644,148	10,912,873
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(11,397,451)	(8,164,000)
Investment in unconsolidated affiliate	(920,036)	(1,630,098)
Proceeds from disposal of equipment	9,639	316
Net cash used in investing activities	(12,307,848)	(9,793,782)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	8,000,000	1,932,200
Borrowings under line-of-credit agreement	21,425,539	18,975,610
Repayments under line-of-credit agreement	(27,521,746)	(20,863,175)
Debt issuance expenses	(16,674)	(101,619)
Proceeds from issuance of stock (41,995 and 37,430 shares, respectively)	698,922	527,410
Cash dividends paid	(2,019,492)	(1,875,447)
Net cash provided by (used in) financing activities	566,549	(1,405,021)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(97,151)	(285,930)
BEGINNING CASH AND CASH EQUIVALENTS	643,252	985,234
ENDING CASH AND CASH EQUIVALENTS	$546,101	$699,304
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$840,843	$748,447
Income taxes paid	(175,000)	81,000

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Resources financial position as of March 31, 2017 and the results of its operations, cash flows and comprehensive income for the three months and six months ended March 31, 2017 and 2016. The results of operations for the three months and six months ended March 31, 2017 are not indicative of the results to be expected for the fiscal year ending September 30, 2017 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

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
Recently Issued or Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) that affects any entity that enters into contracts with customers for the transfer of goods or services or transfer of non-financial assets. This guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, the entity satisfies the performance obligation. In August 2015, the FASB issued ASU 2015-14 that deferred the effective date of this guidance by one year making the standard effective for the Company's annual reporting period ending September 30, 2019 and interim periods within that annual period.

As of March 31, 2017, the Company is identifying sources of revenue and evaluating the effect that the revenue guidance will have on financial results and disclosures. The FASB continues to issue subsequent guidance under ASC No. 606 to provide further clarification of the original ASU. In addition, the Company is also monitoring the activity of the Power and Utilities Task Force. The Task Force was formed by the American Institute of Certified Public Accountants ("AICPA") as an effort to provide industry-specific guidance. Some of the implementation issues identified by the Task Force include accounting for contributions in aid of construction and assessing collectability of customers when regulated mechanisms exist in which the utility can recover uncollected accounts from ratepayers. The Company will consider all current and future guidance in completing its implementation of the revenue recognition standard.

Although Management has not completed its evaluation of all the issued guidance under ASC No. 606, currently the Company does not expect it to have a material effect on its financial position, results of operations or cash flows. However, the disclosure requirements under ASU 2014-09 could be significant to the Company.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU leaves the accounting for leases mostly unchanged for lessors, with the exception of targeted improvements for consistency; however, the new guidance requires lessees to recognize assets and liabilities for leases with terms of more than 12 months. The ASU also revises the definition of a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Consistent with current GAAP, the presentation and cash flows arising from a lease by a lessee will primarily depend on its classification as a finance or operating lease. In contrast, the new ASU requires both types of leases to be recognized on the balance sheet. In addition, the new guidance includes quantitative and qualitative disclosure requirements to aid financial statement users in better understanding the amount, timing and uncertainty of cash flows arising from leases. The new guidance is effective for the Company for the annual reporting period ending September 30, 2020 and interim periods within that annual period. Early adoption is permitted. Management is in the process of compiling an inventory of all leases that fall under the requirements of ASU 2016-02. The Company has very few agreements that fall under the prior definition of leases; however, management is reviewing other agreements that may fall within the scope of ASU 2016-02. Although management has not completed its evaluation of the new guidance, the Company does not currently expect the new guidance to have a material effect on its financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance is effective for the Company for the annual reporting period ending September 30, 2018 and interim periods within that annual period. Early adoption is permitted. The Company adopted this ASU during the quarter ended September 30, 2016. This ASU had no effect on the financial statements at the time of adoption; however, as the application of the APIC pool is eliminated, the Company will recognize all excess tax benefits and deficiencies associated with the exercise of stock options in income tax expense rather than as an offset to additional paid in capital.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections and Investments - Equity Method and Joint Ventures. This update adds the text of the SEC Staff Announcement, Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards Are Adopted in a Future Period (in accordance with Staff Accounting Bulletin Topic 11.M) as paragraph 250-10-S99-6. Related specifically to ASU 2014-09, ASU 2016-02 and ASU 2016-13, an SEC registrant should evaluate ASUs that have not yet been adopted to determine and include appropriate financial disclosures and MD&A discussions, including consideration of additional qualitative disclosures, to assist financial statement readers in assessing the significance of impact on adoption. The new guidance is effective immediately. The nature of this guidance relates to disclosure presentation, therefore there is no effect on the Company's financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits. The primary objective of this guidance is to improve the financial statement presentation of net periodic pension and postretirement benefit costs; however, it also changes which cost components are eligible for capitalization. The amendments in the ASU require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and, if one is presented, outside a subtotal of income from operations. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described; furthermore, if a separate line item or items are not used, the line item or items used to present the other components of net benefit cost must be disclosed. In addition, the ASU allows only the service cost component of periodic benefit cost to be eligible for capitalization when applicable. This change to capitalization eligibility differs from the treatment currently applied by the Company and from allowed regulatory accounting. The new guidance is effective for the Company for the annual reporting period ending September 30, 2019 and interim periods within that annual period. Early adoption is permitted. Management is in the process of evaluating the new guidance from this ASU. The regulatory body in the Company's service jurisdiction requires the capitalization of all cost components included in net benefit costs. As a result, the Company may have to establish regulatory assets for those costs now excluded from capitalization under this ASU. Further discussion with the Company's regulatory body will be necessary to determine the expected treatment of those costs. Although the ultimate disposition of these other components of net periodic benefit costs has not been determined, management expects the new guidance will have a material effect on the Company's consolidated financial statements when adopted.

Other accounting standards that have been issued by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Stock Split

On January 17, 2017, Resources Board of Directors approved a three-for-two stock split of the Company's issued and outstanding common stock. The stock split was effected in the form of a 50% stock dividend entitling each shareholder to receive one additional share of common stock for every two shares owned. The stock dividend was payable March 1, 2017 to shareholders of record on February 15, 2017. As the par value of the common stock remained at $5 per share, the Company reclassified $10,025,546 from "Capital in excess of par value" and $2,004,244 from "Retained earnings" to "Common stock" associated with the issuance of 2,405,958 shares. Corresponding prior period amounts, including share and per share data, have been restated retrospectively to reflect the 50% stock dividend.

3.	Rates and Regulatory Matters

The State Corporation Commission of Virginia (“SCC”) exercises regulatory authority over the natural gas operations of Roanoke Gas. Such regulation encompasses terms, conditions, and rates to be charged to customers for natural gas service; safety standards; extension of service; and accounting and depreciation.

On June 30, 2016, the Company filed with the SCC an application for a modification to the SAVE (Steps to Advance Virginia's Energy) Plan and Rider. The original SAVE Plan has been modified each year to incorporate certain changes and to include new projects that qualify for rate recovery under the Plan. The SAVE Plan provides a mechanism for the Company to recover the related depreciation and expenses and a return on rate base of the additional capital investment related to the modernization of aging natural gas infrastructure without the filing of a formal application for an increase in non-gas base rates. On October 18, 2016, the Company received approval of its application for a modification to the SAVE Plan and Rider. Under the order, the SCC approved the extension of the SAVE Plan for an additional three years through 2021, the replacement of three gas custody transfer stations and the replacement of coated steel tubing services in addition to the existing plan to replace pre-1973 plastic pipe.

4.	Other Investments

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

The total project cost is estimated to be approximately $3.5 billion. The Company's 1% equity interest in the LLC will require a total estimated investment of approximately $35 million, by periodic capital contributions throughout the design and construction phases of the project. Midstream held an approximate $5.2 million equity method investment in the LLC at March 31, 2017. On a quarterly basis, the LLC issues a capital call notice which specifies the capital contributions to be paid over the subsequent 3 months. As of March 31, 2017, the Company had $883,065 remaining to be paid under the most recent notice. The capital contribution payable has been reflected on the Company's balance sheet as of March 31,

RGC RESOURCES, INC. AND SUBSIDIARIES

2017, with a corresponding increase to Investment in Unconsolidated Affiliate. Related to capital contributions payable, there was a non-cash $595,271 increase in the Investment in Unconsolidated Affiliate in the six months ended March 31, 2017. Initial funding for Midstream's investment in the LLC is provided through two unsecured promissory notes, each with a 5-year term.

The Company is participating in the earnings of the LLC in proportion to its level of investment. The Company is utilizing the equity method to account for the transactions and activity of the investment.

The financial statement locations of the investment in the LLC are as follows:

Balance Sheet Location of Other Investments:	March 31, 2017	September 30, 2016
Other Assets:
Investment in unconsolidated affiliate	$5,189,876	$3,496,404

Current Liabilities:
Capital contributions payable	$883,065	$287,794

	Three Months Ended		Six Months Ended
Income Statement Location of Other Investments:	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Equity in earnings of unconsolidated affiliate	$93,625	$33,846	$178,165	$55,383

5.	Derivatives and Hedging

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

The Company has one interest rate swap associated with its $7,000,000 term note with Branch Banking & Trust as discussed in Note 6. Effective November 1, 2017, the swap agreement converts the floating rate note based on LIBOR into a fixed rate debt with a 2.30% effective interest rate. The swap qualifies as a cash flow hedge with changes in fair value reported in other comprehensive income. No portion of the swap was deemed ineffective during the periods presented.

The table below reflects the fair values of the derivative instrument and its corresponding classification in the condensed consolidated balance sheets under the caption of "Fair value of marked-to-market transactions":

	March 31, 2017	September 30, 2016
Derivative designated as hedging instrument:
Interest rate swap	$158,988	—

The table in Note 7 reflects the effect on income and other comprehensive income of the Company's cash flow hedge.

6.	Long-Term Debt

On March 27, 2017, Roanoke Gas entered into a new unsecured line-of-credit agreement. This new line-of-credit agreement replaced the agreement scheduled to expire on March 31, 2017. The expired agreement was for a term of one year and all amounts drawn against that agreement were considered to be current liabilities. The new line-of-credit agreement is for a two-year term expiring March 31, 2019. Amounts drawn against the new agreement are considered to be non-current as the balance under the line-of-credit is not subject to repayment within the next 12-month period.

Except for the two-year term, the new agreement maintains the same variable interest rate based on 30-day LIBOR plus 100 basis points and availability fee of 15 basis points as the expired agreement. The new agreement also maintains the multi-tiered borrowing limits to accommodate seasonal borrowing demands and minimize borrowing costs. The Company's total available borrowing limits during the term of the new agreement range from $10,000,000 to $30,000,000. The Company anticipates being able to extend or replace the line-of-credit upon expiration.

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

Long-term debt consists of the following:

	March 31, 2017		September 30, 2016
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas Company:
Unsecured senior notes payable, at 4.26% due on September 18, 2034	$30,500,000	$168,946	$30,500,000	$173,773
Unsecured term note payable, at 30-day LIBOR plus 0.90%, due November 1, 2021	7,000,000	15,285	—	—
RGC Midstream, LLC:
Unsecured term notes payable, at 30-day LIBOR plus 1.60%, due December 29, 2020	4,396,200	76,214	3,396,200	86,376
Total notes payable	$41,896,200	$260,445	$33,896,200	$260,149
Line-of-credit, at 30-day LIBOR plus 1.00%, due March 31, 2019	$8,460,578	$—	$—	$—
Total long-term debt	$50,356,778	$260,445	$33,896,200	$260,149

7.	Other Comprehensive Income
A summary of other comprehensive income and loss is provided below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Three Months Ended March 31, 2017
Interest rate swaps:
Unrealized gains	$5,654	$(2,146)	$3,508
Defined benefit plans:
Amortization of actuarial losses	$64,058	$(24,316)	$39,742
Other comprehensive income	$69,712	$(26,462)	$43,250
Three Months Ended March 31, 2016
Interest rate swaps:
Unrealized gains	$—	$—	$—
Defined benefit plans:
Amortization of actuarial losses	$55,268	$(20,979)	$34,289
Other comprehensive income	$55,268	$(20,979)	$34,289

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Six Months Ended March 31, 2017
Interest rate swaps:
Unrealized gains	$158,988	$(60,352)	$98,636
Defined benefit plans:
Amortization of actuarial losses	$128,116	$(48,632)	$79,484
Other comprehensive income	$287,104	$(108,984)	$178,120
Six Months Ended March 31, 2016
Interest rate swaps:
Unrealized gains	$—	$—	$—
Defined benefit plans:
Amortization of actuarial losses	110,536	(41,958)	68,578
Other comprehensive income	$110,536	$(41,958)	$68,578

The amortization of actuarial losses is included as a component of net periodic pension and postretirement benefit cost in operations and maintenance expense.

Reconciliation of Other Accumulated Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2016	$(2,497,231)
Other comprehensive income	178,120
Balance at March 31, 2017	$(2,319,111)

8.	Commitments and Contingencies

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

9.	Earnings Per Share

Basic earnings per common share for the three months and six months ended March 31, 2017 and 2016 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares. A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net Income	$3,225,199	$3,111,447	$5,457,417	$5,034,237
Weighted average common shares	7,215,329	7,139,877	7,204,847	7,131,100
Effect of dilutive securities:
Options to purchase common stock	29,516	5,970	22,647	5,908
Diluted average common shares	7,244,845	7,145,847	7,227,494	7,137,008
Earnings Per Share of Common Stock:
Basic	$0.45	$0.44	$0.76	$0.71
Diluted	$0.45	$0.44	$0.76	$0.71

10.	Employee Benefit Plans

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Components of net periodic pension cost:
Service cost	$176,669	$173,594	$353,338	$347,188
Interest cost	248,900	283,194	497,800	566,388
Expected return on plan assets	(404,103)	(373,060)	(808,206)	(746,120)
Recognized loss	165,545	125,420	331,090	250,840
Net periodic pension cost	$187,011	$209,148	$374,022	$418,296

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Components of postretirement benefit cost:
Service cost	$45,817	$37,005	$91,634	$74,010
Interest cost	156,706	156,145	313,412	312,290
Expected return on plan assets	(142,878)	(126,965)	(285,756)	(253,930)
Recognized loss	107,440	62,543	214,880	125,086
Net postretirement benefit cost	$167,085	$128,728	$334,170	$257,456

RGC RESOURCES, INC. AND SUBSIDIARIES

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of March 31, 2017 and September 30, 2016:

		Fair Value Measurements - March 31, 2017
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$158,988	$—	$158,988	$—
Total	$158,988	$—	$158,988	$—

Liabilities:
Natural gas purchases	$1,004,777	$—	$1,004,777	$—
Total	$1,004,777	$—	$1,004,777	$—

		Fair Value Measurements - September 30, 2016
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$1,052,930	$—	$1,052,930	$—
Total	$1,052,930	$—	$1,052,930	$—

RGC RESOURCES, INC. AND SUBSIDIARIES

The fair value of the interest rate swap included in the line item "Fair value of marked-to-market transactions", is determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.
Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At March 31, 2017 and September 30, 2016, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.
The Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows required to settle the obligation.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. In addition, the carrying amount of the variable rate line-of-credit is a reasonable approximation of its fair value. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of March 31, 2017 and September 30, 2016:

		Fair Value Measurements - March 31, 2017
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt - notes payable	$41,896,200	$—	$—	$42,579,357
Total	$41,896,200	$—	$—	$42,579,357

		Fair Value Measurements - September 30, 2016
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt - notes payable	$33,896,200	$—	$—	$36,163,523
Total	$33,896,200	$—	$—	$36,163,523

The fair value of long-term debt is estimated by discounting the future cash flows of the debt based on current market rates and corresponding interest rate spread.
FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of March 31, 2017 and September 30, 2016, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

12.	Stock Options

On December 8, 2016, the Board of Directors granted 25,500 options to certain officers of the Company. In accordance with the Key Employee Stock Option Plan, the grant price of $16.37 was the closing price of the Company's stock on the grant date. The options become exercisable six months from the grant date and expire after ten years from the date of issuance.

Fair value at the grant date was $2.89 per option as calculated using the Black-Scholes option pricing model. Compensation expense is recognized over the vesting period. Total compensation expense recognized through March 31,

RGC RESOURCES, INC. AND SUBSIDIARIES

2017 was $49,188. The number of options granted, grant price and option value have been adjusted for the three for two stock split effective March 1, 2017.

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
Overview
Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 60,800 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding localities through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for terms and conditions set by the Virginia State Corporation Commission (“SCC”).
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

The WNA model reduces earnings volatility, related to weather variability in the heating season, by providing the Company a level of earnings protection when weather is warmer than normal and providing customers price protection when the weather is colder than normal. The WNA is based on a weather measurement band around the most recent 30-year temperature average. Under the WNA, the Company recovers from its customers the lost margin (excluding gas costs) for the impact of weather that is warmer than normal or refunds the excess margin earned for weather that is colder than normal. The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day. For the three months and six months ended March 31, 2017, the Company accrued approximately $982,000 and $1,605,000 in additional revenue and margin for weather that was nearly 20% and 18% warmer than normal, respectively. For the same periods last year, the Company accrued approximately $105,000 and $1,181,000 in additional revenue and margin for weather that was 1% and 13% warmer than normal.
The Company also has an approved rate structure in place that mitigates the impact of financing costs associated with its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs,” of its investment in natural gas inventory. This ICC factor applied to the cost of inventory is based on the Company’s weighted-average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes ICC revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less carrying cost revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighting of the components that are used to determine the weighted-average cost of capital. The average unit price of gas in storage during the first six months of the current fiscal year was $0.41 per decatherm, or 12%, lower than the same period last year, as the Company benefited from lower natural gas commodity prices during the summer storage refill period in calendar 2016. Natural gas futures are currently higher than the average price of gas in storage, which may result in higher average cost and ICC revenues as storage balances are replenished during the spring and summer months.
The Company’s non-gas rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal rate application with the SCC utilizing historical information including investment in natural gas facilities. Generally, investments related to extending service to new customers are recovered through the non-gas rates currently in place. The investment in replacing and upgrading existing infrastructure is not recoverable until a formal rate application is filed and approved to include the additional investment in new non-gas rates. The SAVE Plan and Rider, however, provides the Company with the ability to recover costs related to investments in qualified infrastructure projects on a prospective basis rather than on a historical basis. The SAVE Plan provides a mechanism through which the Company may recover the related depreciation and expenses and provide a return on rate base for the additional capital investments related to improving the Company's infrastructure until such time that a formal rate application is filed to incorporate this investment in the Company's non-gas rates. As the Company did not file for an increase in the non-gas rates during the prior three years and the level of capital investment continues to grow, SAVE Plan revenues have continued to increase. The Company recognized approximately $922,000 and $1,803,000 in SAVE Plan revenues for the three-month and six-month periods ended March 31, 2017, compared to $576,000 and $1,037,000 for the same periods last year. These SAVE Plan revenues will be included as part of the new non-gas base rates the next time the Company files for a non-gas rate increase.

Results of Operations
Three Months Ended March 31, 2017:
Net income increased by $113,752 for the three months ended March 31, 2017, compared to the same period last year. Increases in SAVE Plan revenues and a higher level of capitalized overheads were the primary contributors to the improvement in earnings.
The tables below reflect operating revenues, volume activity and heating degree-days.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)	Percentage
Operating Revenues
Gas Utilities	$21,662,624	$21,569,485	$93,139	—%
Other	237,389	208,288	29,101	14%
Total Operating Revenues	$21,900,013	$21,777,773	$122,240	1%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	2,593,971	3,155,915	(561,944)	(18)%
Transportation and Interruptible	791,038	796,581	(5,543)	(1)%
Total Delivered Volumes	3,385,009	3,952,496	(567,487)	(14)%
Heating Degree Days (Unofficial)	1,681	2,070	(389)	(19)%
Total operating revenues for the three months ended March 31, 2017, compared to the same period last year, increased due to higher SAVE Plan revenues and natural gas commodity prices partially offset by lower customer deliveries. As discussed above, SAVE Plan revenues continue to grow as the Company continues to invest in its SAVE related infrastructure replacement program allowing for recovery of the cost and a return on investment in the new facilities. Furthermore, the commodity price of natural gas increased by nearly 18% per decatherm over the same period last year. The Company is able to recover the higher commodity price through its PGA factor. Due to the much warmer weather during the quarter, weather sensitive residential and commercial sales volumes declined by 18% with total natural gas deliveries declining by 14%. The Company was able to recover much of the lost margin attributable to warmer weather through the WNA mechanism. Transportation and industrial volumes were nearly unchanged from the same quarter last year.

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)	Percentage
Gross Margin
Gas Utilities	$10,726,376	$10,545,027	$181,349	2%
Other	103,354	104,242	(888)	(1)%
Total Gross Margin	$10,829,730	$10,649,269	$180,461	2%
Regulated natural gas margins from utility operations increased from the same period last year primarily as a result of higher SAVE Plan revenues and customer growth. SAVE revenues increased by $346,838 due to the increasing investment in SAVE related projects. Volumetric margin, net of the WNA adjustment, actually decreased by $156,110 or 2.3%. Even though the Company experienced some customer growth, WNA adjusted volumes decreased by 2.5%. Increases in customer base charge from customer growth and other gas revenues were offset by a reduction in ICC revenues. Other margins were nearly unchanged from last year.
The components of and the change in gas utility margin are summarized below:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
Customer Base Charge	$3,134,398	$3,115,508	$18,890
Carrying Cost	101,986	131,438	(29,452)
SAVE Plan	922,344	575,506	346,838
Volumetric	5,556,428	6,589,678	(1,033,250)
WNA	982,375	105,235	877,140
Other Gas Revenues	28,845	27,662	1,183
Total	$10,726,376	$10,545,027	$181,349

RGC RESOURCES, INC. AND SUBSIDIARIES

Operation and maintenance expenses declined by $182,970, or 5% from the same period last year. Increases in capitalized overheads and lower corporate property and liability insurance premiums more than offset increases in employee benefits and other costs. The Company capitalized $247,000 more in overheads related to an 82% increase in capital expenditures. The increased level of capital spending is attributable to the Company's ongoing infrastructure modernization program, new business and the installation of an automated meter reading system. The Company experienced a reduction of $49,000 in corporate property and liability insurance cost on favorable policy renewals. Employee benefit costs increased by more than $32,000 due to increased health insurance premiums and higher actuarial determined retirement plan costs. Operations labor costs increased by $53,000, or 4%, related to work assignments and normal salary adjustments. The remaining differences were related to various minor fluctuations in other expenses.
General taxes increased by $37,654, or 8% due to higher property taxes associated with increases in utility property.

Depreciation expense increased by $180,884, or 13%, on a similar increase in utility plant investment.
Equity in earnings of unconsolidated affiliate increased by $59,779, or 177%, due to the increasing investment in the Mountain Valley Pipeline ("MVP") project. This project began in the first quarter of fiscal 2016 and the corresponding earnings are primarily composed of allowance for funds used during construction ("AFUDC"). The equity in earnings amount will continue to increase as the investment in the MVP project continues. Additional information about the Company's investment in the MVP can be found under the Equity Investment in Mountain Valley Pipeline section below.
Interest expense increased by $53,540, or 13%, due to increased borrowing to finance the Company's capital budget and the Company's investment in MVP. Total average debt outstanding during the quarter increased by 18% over the same period last year, while the weighted average effective interest rate declined from 3.70% to 3.56% due to the additional borrowing on lower interest rate debt.
Income tax expense increased by $55,246, or 3%, which corresponds to the increase in pre-tax income for the quarter. The effective tax rate was 38% for the three months ended March 31, 2017 and 2016, respectively.

Six Months Ended March 31, 2017:
Net income increased by $423,180 for the six months ended March 31, 2017, compared to the same period last year. Corresponding with the quarterly results, the increases in SAVE Plan revenues, earnings from the investment in the MVP project and higher capitalized overheads were the primary reasons for higher net income.
The tables below reflect operating revenues, volume activity and heating degree-days.

	Six Months Ended March 31,
	2017	2016	Increase (Decrease)	Percentage
Operating Revenues
Gas Utilities	$40,174,957	$37,355,334	$2,819,623	8%
Other	513,641	432,495	81,146	19%
Total Operating Revenues	$40,688,598	$37,787,829	$2,900,769	8%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	4,535,468	4,701,784	(166,316)	(4)%
Transportation and Interruptible	1,484,036	1,499,163	(15,127)	(1)%
Total Delivered Volumes	6,019,504	6,200,947	(181,443)	(3)%
Heating Degree Days (Unofficial)	2,968	3,152	(184)	(6)%
Total operating revenues for the six months ended March 31, 2017, compared to the same period last year, increased due to the increase in SAVE Plan revenues and higher natural gas commodity prices partially offset by a reduction in delivered volumes. SAVE Plan revenues increased by $766,111 as investments in SAVE related projects continued. The commodity price for natural gas increased by 18% per decatherm. As the cost of natural gas is a pass-through to the Company's customers, revenues were increased through the PGA factor to recover the corresponding higher costs. Total natural gas deliveries decreased by 3% due to warmer weather, as evidenced by the 6% reduction in heating degree days. Residential and commercial volumes

RGC RESOURCES, INC. AND SUBSIDIARIES

decreased by 4% primarily due to warmer weather, while transportation and industrial volumes decreased slightly from the same period last year.

	Six Months Ended March 31,
	2017	2016	Increase (Decrease)	Percentage
Gross Margin
Gas Utilities	$19,991,857	$19,151,042	$840,815	4%
Other	228,778	236,343	(7,565)	(3)%
Total Gross Margin	$20,220,635	$19,387,385	$833,250	4%
Utility margins increased from the same period last year primarily as a result of higher SAVE Plan revenues and customer growth. SAVE revenues increased by $766,111 due to the increasing investment in SAVE related projects. Volumetric margin, net of the WNA adjustment, increased by $110,732 as a result of a 1% increase in WNA adjusted volumes. The increase in net volumetric margin is attributable to customer growth and the WNA adjustment. Increases in customer base charges and other gas revenues were more than offset by reductions in ICC revenues. Other margins experienced a small decline from last year's levels.
The components of and the change in gas utility margin are summarized below:

	Six Months Ended March 31,
	2017	2016	Increase (Decrease)
Customer Base Charge	$6,218,206	$6,184,392	$33,814
Carrying Cost	299,787	364,704	(64,917)
SAVE Plan	1,802,939	1,036,828	766,111
Volumetric	10,008,070	10,321,329	(313,259)
WNA	1,605,334	1,181,343	423,991
Other Gas Revenues	57,521	62,446	(4,925)
Total	$19,991,857	$19,151,042	$840,815
Operation and maintenance expenses declined by $222,375, or 3%, from the same period last year. As noted for the quarter, increased capitalized overheads and lower corporate property and liability insurance premiums were the primary catalysts for the reduction in expense. Capitalized construction overheads increased by more than $313,000 as direct capital expenditures increased by 61% during the current period. The combination of the ongoing pipeline renewal program and the automated meter reading system project accounted for the increased capital spending. Corporate property and liability insurance premiums declined by $102,000 due to improvements in the insurance market. These expense reductions were partially offset by higher employee benefit costs and operations labor. Employee benefit costs increased by more than $115,000 due to increased health insurance premiums and higher actuarial determined retirement plan costs and operations labor expense increased by $75,000. The remaining differences were related to various minor fluctuations in other expenses.
General taxes increased by $54,741, or 6%, due to higher property taxes associated with increases in utility property.

Depreciation expense increased by $371,768, or 13%, on higher utility plant investment.
Equity in earnings of unconsolidated affiliate increased by $122,782, or 222%, as the investment in the MVP project continues to grow.
Interest expense increased by $103,705, or 13%, due to the Company's increased borrowing to finance its capital investment in infrastructure and the MVP. Total average debt outstanding during the quarter increased by 17% over the same period last year, while the weighted average effective interest rate declined from 3.61% to 3.48% due to the additional borrowing on lower interest rate debt.
Income tax expense increased by $243,040, or 8%, which corresponds to the increase in pre-tax income for the period. The effective tax rate was 38% for both periods.

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
Asset Management
Roanoke Gas uses a third party asset manager to manage its pipeline transportation and storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the asset manager pays Roanoke Gas a monthly utilization fee, which is used to reduce the cost of gas for customers. The current agreement expires in March 2018. The Company expects to bid, negotiate and have in place a new asset management agreement by the expiration date of the current agreement.
Equity Investment in Mountain Valley Pipeline
On October 1, 2015, the Company through its wholly-owned subsidiary, RGC Midstream, LLC ("Midstream"), entered into an agreement to become a 1% member in Mountain Valley Pipeline, LLC (the "LLC"). The purpose of the LLC is to construct and operate the MVP, a natural gas pipeline connecting an existing gathering and transmission system in northern West Virginia to another interstate pipeline in south central Virginia. This project falls under the jurisdiction of FERC and is subject to its approval prior to beginning construction. In October 2015, the LLC filed the application with FERC to construct the pipeline. On June 28, 2016, FERC issued the Notice of Schedule for Environmental Review ("NOS"), and on September 16, 2016, FERC issued its draft environmental impact statement ("EIS") regarding the MVP. In the draft EIS, FERC staff concluded that approval of the MVP would result in some adverse environmental impacts; however, they acknowledged that such impacts would be reduced to less than significant levels with the implementation of the LLC's proposed mitigation plans in addition to measures recommended in the EIS. FERC issued an updated NOS on March 31, 2017 that indicated issuance of the final EIS in June 2017. Assuming a favorable ruling by FERC, construction of the pipeline is expected to begin later in 2017 with a targeted in-service date of the pipeline by the end of calendar 2018.

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

The total project cost is anticipated to be approximately $3.5 billion. As a 1% member in the LLC, Midstream's contribution is expected to be approximately $35 million. The agreement provides for a schedule of cash draws to fund the project. The initial payments are for the acquisition of land and materials related to the construction of the pipeline and other pre-construction costs. Once approved and construction begins, more significant cash draws will be required. Initial funding for the investment in the LLC is provided through the Midstream credit facility under which Midstream may borrow up to a total of $25 million, over a period of 5 years, with the balance coming from equity capital.

A majority of the earnings from the investment in MVP relates to AFUDC income generated by the deployment of capital in the design, engineering, materials procurement, project management and ultimately construction of the pipeline. AFUDC is an accounting method whereby the costs of debt and equity funds used to finance facility infrastructure are credited to income and charged to the cost of the project. The level of investment in the MVP will continue to grow at a steady pace until such time FERC issues their decision on the project. If approved, construction on the pipeline should begin in earnest and both the investment in the MVP and the AFUDC will increase at a much greater rate until the pipeline is placed in service. Earnings after the pipeline becomes operational would be derived from the fees charged for transporting natural gas through the pipeline.

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory
The Company continues to recover the costs of its infrastructure replacement program through its SAVE Plan. On June 30, 2016, the Company filed an application with the SCC for modification to its SAVE Plan. The original SAVE Plan was approved by the SCC through an order issued on August 29, 2012 and has been modified or amended each year since. The original SAVE Plan was designed to facilitate the accelerated replacement of the remaining bare steel and cast iron natural gas pipe by providing a mechanism for the Company to recover the related depreciation and expenses and return on rate base of the additional capital investment without the filing of a formal application for an increase in non-gas base rates. The projects included under the SAVE Plan will enhance the safety and reliability of the Company’s gas distribution system and reduce greenhouse emissions. The amendments in 2013 and 2014 added projects related to the replacement of bare steel and cast iron natural gas pipe in addition to two other major projects and the investment for related meter and regulator installations located on customer premises. In 2015, the SCC approved the Company's request to expand the authorized annual spending variance from 10% to 20% and set a 5% cumulative SAVE spending variance. This allows the Company to recover its investment up to the new variance limits. The 2016 application included provisions to continue the ongoing pipeline renewal project with a focus on pre-1973 plastic pipe, the replacement of three natural gas custody transfer stations and the replacement of coated steel tubing services and related meter installations. The 2017 SAVE revenue requirement is approximately $4,000,000, representing an increase of almost $1,000,000 over the estimated 2016 SAVE Plan year. The additional SAVE Plan revenue as approved by the SCC will allow the Company to forgo a formal non-gas rate increase application at this time. The Company is in the process of preparing its 2018 SAVE Plan year filing.
Capital Resources and Liquidity
Due to the capital intensive nature of the utility business, as well as the related weather sensitivity, the Company’s primary capital needs are the funding of its utility plant capital projects, investment in the MVP, the seasonal funding of its natural gas inventories and accounts receivable and the payment of dividends. To meet these needs, the Company relies on its operating cash flows, line-of-credit agreement, long-term debt, and capital raised through the Company’s stock plans.
Cash and cash equivalents decreased by $97,151 for the six-month period ended March 31, 2017, compared to a $285,930 decrease for the same period last year. The following table summarizes the sources and uses of cash:

	Six Months Ended March 31,
	2017	2016
Cash Flow Summary Six Months Ended:
Provided by operating activities	$11,644,148	$10,912,873
Used in investing activities	(12,307,848)	(9,793,782)
Provided by (used in) financing activities	566,549	(1,405,021)
Decrease in cash and cash equivalents	$(97,151)	$(285,930)
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
Cash flow provided by operations is generally driven by net income, depreciation and reductions in natural gas storage inventory during the first six months of the fiscal year. Cash flow provided by operations increased from the same period last year by $731,275, primarily due to a greater increase in net income, depreciation and over-collection of gas costs. Accounts receivable activity is generally a use of cash during the first half of the fiscal year as balances increase due to higher sales during the heating months. Accounts receivable balances increased by a larger amount during the current period due to higher gas costs included in the billing rates for March compared to the prior year. Correspondingly, the higher gas costs also resulted in a much smaller decline in accounts payable balances. A summary of the cash provided by operations is listed below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Six Months Ended March 31,
Cash Flow From Operating Activities:	2017	2016	Increase (Decrease)
Net income	$5,457,417	$5,034,237	$423,180
Depreciation	3,202,180	2,830,149	372,031
Increase in over-collections	3,426,366	2,861,834	564,532
Decrease in gas in storage	5,293,603	5,263,846	29,757
Increase in accounts receivable	(7,027,343)	(5,346,100)	(1,681,243)
Decrease in accounts payable	(220,954)	(1,071,032)	850,078
Other	1,512,879	1,339,939	172,940
Net Cash Provided by Operations	$11,644,148	$10,912,873	$731,275
Investing activities are generally composed of expenditures related to investment in the Company's utility plant projects, which primarily involves replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and distribution system facilities, expanding its natural gas system to meet the demands of customer growth, as well as the continued investment in the MVP. The Company completed the replacement of its bare steel and cast iron pipe during the prior quarter and is now focused on continued SAVE infrastructure replacement projects including the replacement of approximately 45 miles of pre-1973 first generation plastic pipe and upgrades to three natural gas transfer stations. Total capital expenditures for additions to property during the first six months of the year were $11.4 million, which represented more than a $3.2 million increase over the same period last year. The increase is attributable to the Company's expenditures for installing an automated meter reading system ("AMR"). The AMR project, which involves the retrofitting of all customer meters with transmitters to allow consumption data to be collected remotely, is projected to be completed by the end of the current fiscal year. The AMR project does not qualify as a SAVE project subject to immediate recovery of the related investment costs and expenses; however, the Company expects future cost savings through significantly reduced meter reading and billing costs. The combination of the AMR and SAVE related projects have resulted in a projected fiscal 2017 capital budget of more than $20 million. Operating cash flows and additional corporate borrowings are expected to provide the majority of the funding for these projects.
Investing cash flows also reflect the Company's continued funding of its participation in the MVP, with a total cash investment of $920,036 for the six months ended March 31, 2017. The level of investment in the MVP has moderated as most of the pre-construction activities have been completed and FERC approval of the project is not expected until summer. If approved, the Company expects to invest an estimated total of $35 million in the project. Initial funding for the investment in the LLC is provided through the Midstream credit facility, as discussed above and in Note 6 of the Condensed Consolidated Financial Statements.
Financing activities generally consist of long-term and line-of-credit borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flows provided by financing activities were $566,549 for the current period compared to $1,405,021 for the same period last year. The nearly $2 million swing is attributable to the additional borrowing required to support the increased capital expenditures noted above. The primary difference in financing activities between the two periods relates to the issuance of a 5-year unsecured note in the principal amount of $7,000,000 on November 1, 2016. The proceeds from this note were used to convert a portion of the line-of-credit balance supporting Roanoke Gas' capital expenditures into a longer-term financing instrument. As a result, the line-of-credit balance increased slightly from last March while the total principal amount of long-term notes payable for Roanoke Gas increased by $7,000,000 reflecting the issuance of the new note. The remaining $1,000,000 increase in long-term notes payable is attributable to the borrowing under Midstream's credit facility to finance investment in the MVP. The Company will continue to use the line-of-credit for bridge financing for its capital expenditures and will evaluate the need and timing to convert additional portions of this debt to more permanent financing. The Company will also continue to draw against the Midstream credit facility to finance the MVP project.
On March 27, 2017, Roanoke Gas entered into a new revolving line-of-credit note agreement. The new line-of-credit agreement is for a two-year term expiring March 31, 2019, which replaced the prior one-year agreement scheduled to expire on March 31, 2017. As the new agreement is for a two-year term, amounts drawn against the new agreement are considered to be non-current as the balance outstanding under the line-of-credit will not be subject to repayment within the next 12-month period. Therefore, the balance sheet at March 31, 2017 reflects the line-of-credit balance as part of long-term debt while the outstanding balance of the line-of-credit at September 30, 2016 is classified as a current liability. Except for the two-year term, t

RGC RESOURCES, INC. AND SUBSIDIARIES

he new agreement maintains the same variable interest rate based on 30-day LIBOR plus 100 basis points and availability fee of 15 basis points applied to the unused balance on the note. The new agreement also maintains the multi-tiered borrowing limits to accommodate seasonal borrowing demands and minimize borrowing costs. The total available borrowing limits during the term of the new agreement range from $10,000,000 to $30,000,000. The Company anticipates being able to extend or replace the line-of-credit agreement on or prior to expiration; however, there is no guarantee that the line-of-credit agreement will be extended or replaced on terms comparable to those currently in place.
At March 31, 2017, the Company’s consolidated long-term capitalization including the line-of-credit was 54% equity and 46% debt.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risks associated with interest rates and commodity prices. Interest rate risk is related to the Company’s outstanding variable rate debt including Roanoke Gas' line-of-credit and the Midstream credit facility. Commodity price risk is experienced by the Company’s regulated natural gas operations. The Company’s risk management policy, as authorized by the Company’s Board of Directors, allows management to enter into derivatives for the purpose of managing commodity and financial market risks of its business operations.
Interest Rate Risk
The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At March 31, 2017, the Company had $8,460,578 outstanding under its variable rate line-of-credit with an average balance outstanding during the six-month period of $11,751,314. The Company also had $7,000,000 outstanding under a 5-year variable rate term loan and $4,396,200 outstanding under a 5-year variable rate term credit facility. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable-rate debt outstanding during the period would have resulted in an increase in interest expense for the current period of approximately $108,676. The Company's other long-term debt is at fixed rates.
Commodity Price Risk
The Company manages the price risk associated with purchases of natural gas by using a combination of liquefied natural gas (LNG) storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.
At March 31, 2017, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had 671,479 decatherms of gas in storage, including LNG, at an average price of $3.19 per decatherm, compared to 815,122 decatherms at an average price of $3.55 per decatherm last year. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, as any additional costs or benefits associated with the settlement of derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

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
As of March 31, 2017, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.
Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information
ITEM 1 – LEGAL PROCEEDINGS
None.
ITEM 1A – RISK FACTORS
No changes.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
None.
ITEM 6 – EXHIBITS

Number	Description
10.1
Revolving Line of Credit Note in the original principal amount of $30,000,000 by Roanoke Gas Company in favor of Wells Fargo Bank, N.A. dated as of March 27, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 29, 2017).

10.2
First Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated as of March 27, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 29, 2017).

10.3	RGC Resources, Inc. Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2017).
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2017 and September 30, 2016, (ii) Condensed Consolidated Statements of Income for the three months and six months ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016, and (v) Condensed Notes to Condensed Consolidated Financial Statements.

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

RGC Resources, Inc.

Date: May 5, 2017	By:	/s/ Paul W. Nester
Paul W. Nester
Vice President, Secretary, Treasurer and CFO