Form 10-Q
period 2017-06-30
RGC RESOURCES INC
filed 2017-08-04
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common Stock, $5 Par Value	7,232,482

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30, 2017	September 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$763,816	$643,252
Accounts receivable (less allowance for uncollectibles of $282,829 and $76,934, respectively)	4,659,087	3,478,983
Materials and supplies	983,899	824,139
Gas in storage	5,445,275	7,436,785
Prepaid income taxes	—	1,550,836
Other	1,273,224	1,548,329
Total current assets	13,125,301	15,482,324
UTILITY PROPERTY:
In service	199,152,544	185,577,286
Accumulated depreciation and amortization	(58,895,489)	(56,156,287)
In service, net	140,257,055	129,420,999
Construction work in progress	4,709,968	2,707,139
Utility plant, net	144,967,023	132,128,138
OTHER ASSETS:
Regulatory assets	14,504,029	14,332,451
Investment in unconsolidated affiliate	5,704,091	3,496,404
Fair value of marked-to-market transactions	118,606	—
Other	115,707	113,532
Total other assets	20,442,433	17,942,387
TOTAL ASSETS	$178,534,757	$165,552,849

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30, 2017	September 30, 2016
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line-of-credit	$—	$14,556,785
Dividends payable	1,048,710	970,244
Accounts payable	5,730,734	5,345,575
Capital contributions payable	402,589	287,794
Customer credit balances	715,139	1,605,608
Income taxes payable	552,148	—
Customer deposits	1,532,074	1,627,105
Accrued expenses	2,485,160	3,194,255
Over-recovery of gas costs	3,258,221	909,687
Total current liabilities	15,724,775	28,497,053
LONG-TERM DEBT:
Notes payable	42,820,200	33,896,200
Line-of-credit	10,516,426	—
Less unamortized debt issuance costs	(252,117)	(260,149)
Long-term debt net of unamortized debt issuance costs	53,084,509	33,636,051
DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	5,867,216	5,682,556
Regulatory cost of retirement obligations	10,014,380	9,348,443
Benefit plan liabilities	13,557,156	13,763,820
Deferred income taxes	20,615,021	18,957,854
Total deferred credits and other liabilities	50,053,773	47,752,673
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 7,231,535 and 7,182,434, respectively	36,157,675	23,941,445
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	182,031	9,509,548
Retained earnings	25,636,416	24,713,310
Accumulated other comprehensive loss	(2,304,422)	(2,497,231)
Total stockholders’ equity	59,671,700	55,667,072
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,534,757	$165,552,849
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2017 AND 2016
UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
OPERATING REVENUES:
Gas utilities	$11,171,499	$11,017,281	$51,346,456	$48,372,615
Other	264,325	277,916	777,966	710,411
Total operating revenues	11,435,824	11,295,197	52,124,422	49,083,026
COST OF SALES:
Gas utilities	4,679,047	4,833,604	24,862,147	23,037,896
Other	122,375	149,253	407,238	345,405
Total cost of sales	4,801,422	4,982,857	25,269,385	23,383,301
GROSS MARGIN	6,634,402	6,312,340	26,855,037	25,699,725
OTHER OPERATING EXPENSES:
Operations and maintenance	3,294,939	3,060,435	9,880,293	9,868,164
General taxes	450,528	413,711	1,372,870	1,281,312
Depreciation and amortization	1,560,728	1,384,844	4,702,185	4,154,533
Total other operating expenses	5,306,195	4,858,990	15,955,348	15,304,009
OPERATING INCOME	1,328,207	1,453,350	10,899,689	10,395,716
Equity in earnings of unconsolidated affiliate	111,626	40,562	289,791	95,945
Other expense, net	8,738	39,151	23,020	71,460
Interest expense	472,300	396,304	1,400,301	1,220,600
INCOME BEFORE INCOME TAXES	958,795	1,058,457	9,766,159	9,199,601
INCOME TAX EXPENSE	343,233	431,389	3,693,180	3,538,296
NET INCOME	$615,562	$627,068	$6,072,979	$5,661,305
BASIC EARNINGS PER COMMON SHARE	$0.09	$0.09	$0.84	$0.79
DILUTED EARNINGS PER COMMON SHARE	$0.08	$0.09	$0.84	$0.79
DIVIDENDS DECLARED PER COMMON SHARE	$0.1450	$0.1350	$0.4350	$0.4050
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2017 AND 2016
UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
NET INCOME	$615,562	$627,068	$6,072,979	$5,661,305
Other comprehensive income, net of tax:
Interest rate swap	(25,053)	—	73,583	—
Defined benefit plans	39,742	34,289	119,226	102,867
OTHER COMPREHENSIVE INCOME, NET OF TAX	14,689	34,289	192,809	102,867
COMPREHENSIVE INCOME	$630,251	$661,357	$6,265,788	$5,764,172
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIODS
ENDED JUNE 30, 2017 AND 2016
UNAUDITED

	Nine Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,072,979	$5,661,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,793,270	4,245,223
Cost of removal of utility plant, net	(236,292)	(291,620)
Stock option grants	73,780	64,640
Equity in earnings of unconsolidated affiliate	(289,791)	(95,945)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	5,337,120	5,951,846
Net cash provided by operating activities	15,751,066	15,535,449
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(16,451,865)	(12,558,509)
Investment in unconsolidated affiliate	(1,803,100)	(2,272,576)
Proceeds from disposal of equipment	13,971	543
Net cash used in investing activities	(18,240,994)	(14,830,542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	8,924,000	2,596,200
Borrowings under line-of-credit agreement	31,170,307	26,452,983
Repayments under line-of-credit agreement	(35,210,666)	(27,666,149)
Debt issuance expenses	(16,675)	(101,619)
Proceeds from issuance of stock (49,101 and 54,255 shares, respectively)	810,689	774,175
Cash dividends paid	(3,067,163)	(2,840,898)
Net cash provided by (used in) financing activities	2,610,492	(785,308)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	120,564	(80,401)
BEGINNING CASH AND CASH EQUIVALENTS	643,252	985,234
ENDING CASH AND CASH EQUIVALENTS	$763,816	$904,833
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,598,629	$1,435,553
Income taxes paid	51,000	181,000

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Resources financial position as of June 30, 2017 and the results of its operations, cash flows and comprehensive income for the three months and nine months ended June 30, 2017 and 2016. The results of operations for the three months and nine months ended June 30, 2017 are not indicative of the results to be expected for the fiscal year ending September 30, 2017 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

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

As of June 30, 2017, the Company is identifying sources of revenue and evaluating the effect that the revenue guidance will have on financial results and disclosures. The FASB continues to issue subsequent guidance under ASC No. 606 to provide further clarification of the original ASU. In addition, the Company is also monitoring the activity of the Power and Utilities Task Force. The Task Force was formed by the American Institute of Certified Public Accountants ("AICPA") in an effort to provide industry-specific guidance. Implementation issues identified by the Task Force include accounting for contributions in aid of construction and assessing collectability of customer accounts when regulated mechanisms exist to allow recovery of uncollected accounts from ratepayers. The Company will consider all current and future guidance in before determining how best to implement the new revenue recognition standard.

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

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections and Investments - Equity Method and Joint Ventures. This update adds the text of the SEC Staff Announcement, Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards Are Adopted in a Future Period (in accordance with Staff Accounting Bulletin Topic 11.M) as paragraph 250-10-S99-6. Related specifically to ASU 2014-09, ASU 2016-02 and ASU 2016-13, an SEC registrant should evaluate ASUs that have not yet been adopted to determine and include appropriate financial disclosures and MD&A discussions, including consideration of additional qualitative disclosures, to assist financial statement readers in assessing the significance of impact on adoption. The new guidance is effective immediately. The nature of this guidance relates to the effectiveness and quality of disclosures related to ASUs not yet adopted; however, there is no effect on the Company's financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits. The primary objective of this guidance is to improve the financial statement presentation of net periodic pension and postretirement benefit costs; however, it also changes which cost components are eligible for capitalization. The amendments in the ASU require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and, if presented, outside of income from operations. In addition, the ASU allows only the service cost component of periodic benefit cost to be eligible for capitalization when applicable. This change to capitalization eligibility differs from the treatment currently applied by the Company and from allowed regulatory accounting. The new guidance is effective for the Company for the annual reporting period ending September 30, 2019 and interim periods within that annual period. Early adoption is permitted. Management is in the process of evaluating the new guidance from this ASU. The regulatory body in the Company's service jurisdiction requires the capitalization of all cost components included in net benefit costs. As a result, the Company may have to establish regulatory assets for those costs now excluded from capitalization under this ASU. The Company has begun discussions with its regulatory body, the State Corporation Commission of Virginia, regarding the expected treatment of those costs. Although the ultimate disposition of these other components of net periodic benefit costs has not been determined, management expects the new guidance may have a material effect on the Company's consolidated financial statements when adopted.

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

On June 30, 2017, the Company filed with the SCC its SAVE (Steps to Advance Virginia's Energy) Plan and Rider application. The SAVE Plan provides a mechanism for the Company to recover the related depreciation and expenses and a return on rate base of the additional capital investment related to the modernization of aging natural gas infrastructure without the filing of a formal application for an increase in non-gas base rates. Under the current application, the Company submitted its report for collecting the shortfall in SAVE revenues collected under the 2016 SAVE Plan and proposed new 2018 SAVE rates to be implemented for the ongoing investment in SAVE Plan projects. The Company anticipates the SCC to complete its review of the application over the next few months. The Company continues to bill its customers for SAVE revenues associated with its 2017 SAVE Plan.

4.	Other Investments

In October 2015, the Company, through its wholly-owned subsidiary, RGC Midstream, LLC ("Midstream"), acquired a 1% equity interest in the Mountain Valley Pipeline, LLC (the “LLC”).

The LLC was established to construct and operate a natural gas pipeline originating in northern West Virginia and extending through south central Virginia. The proposed pipeline will have the capacity to transport approximately 2 million decatherms of natural gas per day. Subject to approval by the Federal Energy Regulatory Commission, the pipeline is targeted to be in service by late 2018.

The total project cost is estimated to be approximately $3.5 billion. The Company's 1% equity interest in the LLC will require a total estimated cash investment of approximately $35 million, by periodic capital contributions throughout the design and construction phases of the project. Midstream held an approximate $5.7 million equity method investment in the LLC at June 30, 2017. On a quarterly basis, the LLC issues a capital call notice, which specifies the capital contributions to be paid over the subsequent 3 months. As of June 30, 2017, the Company had $402,589 remaining to be paid under the most recent notice. The capital contribution payable has been reflected on the Company's balance sheet as of June 30, 2017, with a corresponding increase to Investment in Unconsolidated Affiliate. Related to capital contributions payable, there was a non-cash $114,795 increase in the Investment in Unconsolidated Affiliate in the nine months ended

RGC RESOURCES, INC. AND SUBSIDIARIES

June 30, 2017. Initial funding for Midstream's investment in the LLC is provided through two unsecured promissory notes, each with a 5-year term.

The Company is participating in the earnings of the LLC in proportion to its level of investment. The Company is utilizing the equity method to account for the transactions and activity of the investment.

The financial statement locations of the investment in the LLC are as follows:

Balance Sheet Location of Other Investments:	June 30, 2017	September 30, 2016
Other Assets:
Investment in unconsolidated affiliate	$5,704,091	$3,496,404

Current Liabilities:
Capital contributions payable	$402,589	$287,794

	Three Months Ended		Nine Months Ended
Income Statement Location of Other Investments:	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Equity in earnings of unconsolidated affiliate	$111,626	$40,562	$289,791	$95,945

5.	Derivatives and Hedging

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

The table below reflects the fair values of the derivative instrument and its corresponding classification in the condensed consolidated balance sheets under the caption of "Fair value of marked-to-market transactions":

	June 30, 2017	September 30, 2016
Derivative designated as hedging instrument:
Interest rate swap	$118,606	—

The table in Note 7 reflects the effect on income and other comprehensive income of the Company's cash flow hedge.

6.	Long-Term Debt

On March 27, 2017, Roanoke Gas entered into a new unsecured line-of-credit agreement. This new line-of-credit agreement replaced the agreement which expired on March 31, 2017. The expired agreement was for a term of one year and all amounts drawn against that agreement were considered to be current liabilities. The new line-of-credit agreement is for a two-year term expiring March 31, 2019. Amounts drawn against the new agreement are considered to be non-current as the balance under the line-of-credit is not subject to repayment within the next 12-month period.

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

Long-term debt consists of the following:

	June 30, 2017		September 30, 2016
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas Company:
Unsecured senior notes payable, at 4.26% due on September 18, 2034	$30,500,000	$166,533	$30,500,000	$173,773
Unsecured term note payable, at 30-day LIBOR plus 0.90%, due November 1, 2021	7,000,000	14,451	—	—
RGC Midstream, LLC:
Unsecured term notes payable, at 30-day LIBOR plus 1.60%, due December 29, 2020	5,320,200	71,133	3,396,200	86,376
Total notes payable	$42,820,200	$252,117	$33,896,200	$260,149
Line-of-credit, at 30-day LIBOR plus 1.00%, due March 31, 2019	$10,516,426	$—	$—	$—
Total long-term debt	$53,336,626	$252,117	$33,896,200	$260,149

7.	Other Comprehensive Income
A summary of other comprehensive income and loss is provided below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Three Months Ended June 30, 2017
Interest rate swaps:
Unrealized losses	$(40,382)	$15,329	$(25,053)
Defined benefit plans:
Amortization of actuarial losses	64,058	(24,316)	39,742
Other comprehensive income	$23,676	$(8,987)	$14,689
Three Months Ended June 30, 2016
Interest rate swaps:
Unrealized losses	$—	$—	$—
Defined benefit plans:
Amortization of actuarial losses	55,268	(20,979)	34,289
Other comprehensive income	$55,268	$(20,979)	$34,289

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Nine Months Ended June 30, 2017
Interest rate swaps:
Unrealized gains	$118,606	$(45,023)	$73,583
Defined benefit plans:
Amortization of actuarial losses	192,174	(72,948)	119,226
Other comprehensive income	$310,780	$(117,971)	$192,809
Nine Months Ended June 30, 2016
Interest rate swaps:
Unrealized losses	$—	$—	$—
Defined benefit plans:
Amortization of actuarial losses	165,804	(62,937)	102,867
Other comprehensive income	$165,804	$(62,937)	$102,867

The amortization of actuarial losses is included as a component of net periodic pension and postretirement benefit cost in operations and maintenance expense.

Reconciliation of Other Accumulated Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2016	$(2,497,231)
Other comprehensive income	192,809
Balance at June 30, 2017	$(2,304,422)

8.	Commitments and Contingencies

On June 28, 2017, the Company announced that effective July 21, 2017, all customer support services functions would be outsourced resulting in a reduction of 18 employees. The Company recorded approximately $135,000 in severance-related expenses for the impacted employees.

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

Basic earnings per common share for the three months and nine months ended June 30, 2017 and 2016 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares. A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net Income	$615,562	$627,068	$6,072,979	$5,661,305
Weighted average common shares	7,227,171	7,160,650	7,212,289	7,140,914
Effect of dilutive securities:
Options to purchase common stock	46,669	12,062	32,275	7,951
Diluted average common shares	7,273,840	7,172,712	7,244,564	7,148,865
Earnings Per Share of Common Stock:
Basic	$0.09	$0.09	$0.84	$0.79
Diluted	$0.08	$0.09	$0.84	$0.79

10.	Employee Benefit Plans

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Components of net periodic pension cost:
Service cost	$176,669	$173,594	$530,007	$520,782
Interest cost	248,900	283,194	746,700	849,582
Expected return on plan assets	(404,103)	(373,060)	(1,212,309)	(1,119,180)
Recognized loss	165,545	125,420	496,635	376,260
Net periodic pension cost	$187,011	$209,148	$561,033	$627,444

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Components of postretirement benefit cost:
Service cost	$45,817	$37,005	$137,451	$111,015
Interest cost	156,706	156,145	470,118	468,435
Expected return on plan assets	(142,878)	(126,965)	(428,634)	(380,895)
Recognized loss	107,440	62,543	322,320	187,629
Net postretirement benefit cost	$167,085	$128,728	$501,255	$386,184

The table below reflects the Company's actual contributions made fiscal year-to-date and the expected contributions to be made during the balance of the current fiscal year.

	Fiscal Year-to-Date Contributions	Remaining Fiscal Year Contributions
Defined benefit pension plan	$450,000	$300,000
Postretirement medical plan	—	1,000,000
Total	$450,000	$1,300,000

11.	Fair Value Measurements
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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of June 30, 2017 and September 30, 2016:

RGC RESOURCES, INC. AND SUBSIDIARIES

		Fair Value Measurements - June 30, 2017
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$118,606	$—	$118,606	$—
Total	$118,606	$—	$118,606	$—

Liabilities:
Natural gas purchases	$1,880,645	$—	$1,880,645	$—
Total	$1,880,645	$—	$1,880,645	$—

		Fair Value Measurements - September 30, 2016
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$1,052,930	$—	$1,052,930	$—
Total	$1,052,930	$—	$1,052,930	$—

The fair value of the interest rate swap included in the line item "Fair value of marked-to-market transactions", is determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At June 30, 2017 and September 30, 2016, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

The Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows required to settle the obligation.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. In addition, the carrying amount of the variable rate line-of-credit is a reasonable approximation of its fair value. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of June 30, 2017 and September 30, 2016:

RGC RESOURCES, INC. AND SUBSIDIARIES

		Fair Value Measurements - June 30, 2017
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt - notes payable	$42,820,200	$—	$—	$44,295,661
Total	$42,820,200	$—	$—	$44,295,661

		Fair Value Measurements - September 30, 2016
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt - notes payable	$33,896,200	$—	$—	$36,163,523
Total	$33,896,200	$—	$—	$36,163,523

The fair value of long-term debt is estimated by discounting the future cash flows of the debt based on current market rates and corresponding interest rate spread.

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of June 30, 2017 and September 30, 2016, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

12.	Stock Options

On December 8, 2016, the Board of Directors granted 25,500 options to certain officers of the Company. In accordance with the Key Employee Stock Option Plan, the grant price of $16.37 was the closing price of the Company's stock on the grant date. The options become exercisable six months from the grant date and expire after ten years from the date of issuance.

Fair value at the grant date was $2.89 per option as calculated using the Black-Scholes option pricing model. Compensation expense is recognized over the vesting period. Total compensation expense recognized through June 30, 2017 was $73,780. The number of options granted, grant price and option value have been adjusted for the stock split effective March 1, 2017.

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

The WNA model reduces earnings volatility, related to weather variability in the heating season, by providing the Company a level of earnings protection when weather is warmer than normal and providing customers price protection when the weather is colder than normal. The WNA is based on a weather measurement band around the most recent 30-year temperature average. Under the WNA, the Company recovers from its customers the lost margin (excluding gas costs) for the impact of weather that is warmer than normal or refunds the excess margin earned for weather that is colder than normal. The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day. For the three months ended June 30, 2017 and 2016, the Company accrued approximately $255,000 and $42,000 in additional revenue and margin for weather that was warmer than normal during each of the periods, respectively. For the nine months ended June 30, 2017 and 2016, the Company accrued approximately $1,860,000 and $1,223,000 in additional revenue and margin for weather that had nearly 19% and 12% fewer heating degree days than normal.
The Company also has an approved rate structure in place that mitigates the impact of financing costs associated with its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs,” of its investment in natural gas inventory. This ICC factor applied to the cost of inventory is based on the Company’s weighted-average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes ICC revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less carrying cost revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighting of the components that are used to determine the weighted-average cost of capital. The average unit price of gas in storage during the first nine months of the current fiscal year was $0.21 per decatherm, or 7%, lower than the same period last year, as the Company benefited from lower natural gas commodity prices during the summer storage refill period in calendar 2016. With the beginning of the current year summer storage refill in April, natural gas prices purchased for the storage delivery were higher than for the same period last year, which combined with higher average volumes of gas in storage has increased the average total cost of natural gas in storage during the quarter by nearly 18%. However, the ratio of debt to equity has increased from last year, leading to a reduction in the ICC factor applied to inventory balances. The result is a smaller increase in ICC revenues for the quarter compared to last year and a decrease for the nine-month period. Natural gas futures are currently higher than the average price of gas in storage, which may result in higher average cost and ICC revenues as storage balances are replenished during the summer months.
The Company’s non-gas rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal rate application with the SCC utilizing historical information, including investment in natural gas facilities. Generally, investments related to extending service to new customers are recovered through the non-gas rates currently in place. The investment in replacing and upgrading existing infrastructure is not recoverable until a formal rate application is filed and approved to include the additional investment in new non-gas rates. The SAVE Plan, however, provides the Company with the ability to recover costs related to investments in qualified infrastructure projects on a prospective basis rather than on a historical basis. The SAVE Plan provides a mechanism through which the Company may recover the related depreciation and expenses and provide a return on rate base for the additional capital investments related to improving the Company's infrastructure until such time that a formal rate application is filed to incorporate this investment in the Company's non-gas rates. As the Company did not file for an increase in the non-gas rates during the prior three years and the level of capital investment continues to grow, SAVE Plan revenues have continued to increase. The Company recognized approximately $965,000 and $2,768,000 in SAVE Plan revenues for the three-month and nine-month periods ended June 30, 2017, compared to $664,000 and $1,701,000 for the same periods last year. These SAVE Plan revenues will be included as part of the new non-gas base rates the next time the Company files for a non-gas rate increase.

RGC RESOURCES, INC. AND SUBSIDIARIES

Results of Operations
Three Months Ended June 30, 2017:
Net income declined by $11,506 for the three months ended June 30, 2017, compared to the same period last year. Increases in SAVE Plan revenues nearly offset a reduction in capitalized overheads and severance costs related to the outsourcing of the customer support services function.
The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended June 30,
	2017	2016	Increase / (Decrease)	Percentage
Operating Revenues
Gas Utilities	$11,171,499	$11,017,281	$154,218	1%
Other	264,325	277,916	(13,591)	(5)%
Total Operating Revenues	$11,435,824	$11,295,197	$140,627	1%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	769,795	865,471	(95,676)	(11)%
Transportation and Interruptible	631,297	658,869	(27,572)	(4)%
Total Delivered Volumes	1,401,092	1,524,340	(123,248)	(8)%
Heating Degree Days (Unofficial)	245	332	(87)	(26)%
Total operating revenues for the three months ended June 30, 2017, compared to the same period last year, increased primarily due to higher SAVE Plan revenues and natural gas commodity prices, partially offset by lower customer volume deliveries. As discussed above, SAVE Plan revenues continue to grow as the Company continues to invest in its SAVE related infrastructure replacement program allowing for recovery of the cost and a return on investment in the new facilities. In addition, the commodity price of natural gas increased by more than 10% per decatherm over the same period last year. The Company is able to recover the higher commodity price through its PGA factor. Due to the warmer weather during the quarter, primarily in April, weather sensitive residential and commercial sales volumes declined by 11% with total natural gas deliveries declining by 8%. The Company was able to recover most of the lost margin attributable to warmer weather through the WNA mechanism. Transportation and industrial volumes declined by 4% due in part to warmer weather.

	Three Months Ended June 30,
	2017	2016	Increase	Percentage
Gross Margin
Gas Utilities	$6,492,452	$6,183,677	$308,775	5%
Other	141,950	128,663	13,287	10%
Total Gross Margin	$6,634,402	$6,312,340	$322,062	5%
Regulated natural gas margins from utility operations increased from the same period last year primarily as a result of higher SAVE Plan revenues. SAVE revenues increased by $300,209 due to the continuing investment in SAVE related projects. Total volumetric margin, net of the WNA adjustment, decreased slightly by $11,660, or less than 1.0%, due to reductions in transportation and interruptible deliveries. The residential and commercial volumes as adjusted for WNA reflected an increase of more than 1% in volumes. The remaining margin increase was attributable to increases in customer base charge from customer growth, higher ICC revenues due to higher average inventory balances for the quarter and other gas revenues. Other margins reflected a small increase over last year.
The components of and the change in gas utility margin are summarized below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended June 30,
	2017	2016	Increase / (Decrease)
Customer Base Charge	$3,112,654	$3,104,082	$8,572
Carrying Cost	107,051	100,179	6,872
SAVE Plan	964,697	664,488	300,209
Volumetric	2,025,593	2,250,298	(224,705)
WNA	255,163	42,118	213,045
Other Gas Revenues	27,294	22,512	4,782
Total	$6,492,452	$6,183,677	$308,775
Operation and maintenance expenses increased by $234,504, or 8%, from the same period last year. Severance costs related to the outsourcing of the customer support services functions, lower capitalized overheads and increases in employee benefit costs more than offset reductions in corporate property and liability insurance premiums and other costs. The Company accrued $135,000 in severance related payroll and benefit costs for the 18 employees who were displaced due to the changes in the customer service area. These costs will be paid in the next quarter. Total capital expenditures subject to general and administrative overheads declined by nearly 5% for the quarter. This reduction in eligible expenditures combined with a lower overhead factor resulted in $120,000 less overhead capitalization. The reduction in capital expenditures was due to the level and timing expenditures between the quarters. Total capital expenditures for the year remain well above last year's levels. Employee benefit costs increased by $73,000 due to increased health insurance premiums and higher actuarial determined retirement plan costs. The Company continues to benefit from the reduction in corporate property and liability insurance cost due to favorable policy renewals. Premium expense declined by $46,000 for the quarter. The remaining differences were related to various minor fluctuations in other expenses.
General taxes increased by $36,817, or 9%, due to higher property taxes associated with increases in utility property.

Depreciation expense increased by $175,884, or 13%, on a corresponding increase in utility plant investment.
Equity in earnings of unconsolidated affiliate increased by $71,064, or 175%, due to the increasing investment in the Mountain Valley Pipeline ("MVP") project. This project began in the first quarter of fiscal 2016 and the corresponding earnings are primarily composed of allowance for funds used during construction ("AFUDC"). The equity in earnings amount will continue to increase as the investment in the MVP project continues. Additional information about the Company's investment in the MVP can be found under the Equity Investment in Mountain Valley Pipeline section below.
Other expense, net decreased by $30,413 primarily due to lower pipeline assessments.
Interest expense increased by $75,996, or 19%, due to increased borrowing to finance the Company's capital budget and the Company's investment in MVP. Total average debt outstanding during the quarter increased by 31% over the same period last year, while the weighted-average effective interest rate declined from 4.05% to 3.69% due to the additional borrowing on lower interest rate debt.
Income tax expense declined by $88,156, or 20%. The effective tax rate was 36% and 41% for the three months ended June 30, 2017 and 2016, respectively. The difference in the effective tax rate was due to the exercise of stock options during the quarter, which resulted in additional tax deductions above the amount recorded at grant due to the significant appreciation in stock price. During the prior year, the effective tax rate was higher than the statutory rate due to higher non-deductible expenses and the expiration of unexercised stock options.

Nine Months Ended June 30, 2017:
Net income increased by $411,674 for the nine months ended June 30, 2017, compared to the same period last year. Increases in SAVE Plan revenues, earnings from the investment in the MVP project and higher capitalized overheads were the primary reasons for the growth in net income.
The tables below reflect operating revenues, volume activity and heating degree-days.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Nine Months Ended June 30,
	2017	2016	Increase / (Decrease)	Percentage
Operating Revenues
Gas Utilities	$51,346,456	$48,372,615	$2,973,841	6%
Other	777,966	710,411	67,555	10%
Total Operating Revenues	$52,124,422	$49,083,026	$3,041,396	6%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	5,305,263	5,567,255	(261,992)	(5)%
Transportation and Interruptible	2,115,333	2,158,032	(42,699)	(2)%
Total Delivered Volumes	7,420,596	7,725,287	(304,691)	(4)%
Heating Degree Days (Unofficial)	3,213	3,484	(271)	(8)%
Total operating revenues for the nine months ended June 30, 2017, compared to the same period last year, increased due to the increase in SAVE Plan revenues and higher natural gas commodity prices partially offset by lower delivered volumes. SAVE Plan revenues increased by $1,066,320 as investments in SAVE related projects continued. The commodity price for natural gas increased by 17% per decatherm. As the cost of natural gas is a pass-through to the Company's customers, revenues were increased through the PGA factor to recover the corresponding higher costs. Total natural gas deliveries decreased by 4% due to warmer weather, as evidenced by the 8% reduction in heating degree days. Residential and commercial volumes decreased by 5% due to warmer weather, while transportation and industrial volumes decreased slightly from the same period last year.

	Nine Months Ended June 30,
	2017	2016	Increase	Percentage
Gross Margin
Gas Utilities	$26,484,309	$25,334,719	$1,149,590	5%
Other	370,728	365,006	5,722	2%
Total Gross Margin	$26,855,037	$25,699,725	$1,155,312	4%
Utility margins increased from the same period last year primarily as a result of higher SAVE Plan revenues and customer growth. SAVE revenues increased by $1,066,320 due to the increasing investment in SAVE related projects. Volumetric margin, net of the WNA adjustment, increased by $99,072 as a result of a 1% increase in WNA adjusted volumes. The increase in net volumetric margin and customer base charges are attributable to customer growth, while lower average gas storage balances during the nine month period reduced carrying cost revenues. Other margins experienced a small increase on higher revenues.
The components of and the change in gas utility margin are summarized below:

	Nine Months Ended June 30,
	2017	2016	Increase / (Decrease)
Customer Base Charge	$9,330,860	$9,288,474	$42,386
Carrying Cost	406,838	464,883	(58,045)
SAVE Plan	2,767,636	1,701,316	1,066,320
Volumetric	12,033,663	12,571,627	(537,964)
WNA	1,860,497	1,223,461	637,036
Other Gas Revenues	84,815	84,958	(143)
Total	$26,484,309	$25,334,719	$1,149,590
Operation and maintenance expenses were nearly unchanged from the same period last year with an increase of $12,129. Increased capitalized overheads and lower corporate property and liability insurance premiums offset severance costs and higher employee benefit expenses. Although capitalized expenses were down for the quarter, expenditures subject to the

RGC RESOURCES, INC. AND SUBSIDIARIES

overheads increased by 35% for the nine-month period. As a result, capitalized construction overheads increased by more than $193,000. The combination of the ongoing pipeline renewal program and the automated meter reading system project accounted for the increased capital spending during the year. Corporate property and liability insurance premiums declined by $148,000 due to improvements in the insurance market. These expense reductions were offset by $134,000 in accrued payroll and benefit costs associated with the severance package offered to employees impacted by the outsourcing of the customer service function and $188,000 in higher employee benefit costs related to increased health insurance premiums and higher actuarial determined retirement plan costs. The remaining differences were related to various minor fluctuations in other expenses.
General taxes increased by $91,558, or 7%, due to higher property taxes associated with increases in utility property.

Depreciation expense increased by $547,652, or 13%, on higher utility plant investment.
Equity in earnings of unconsolidated affiliate increased by $193,846, or 202%, as the investment in the MVP project continues to grow.
Other expense, net decreased by $48,440 primarily due to lower pipeline assessments and timing of charitable giving.
Interest expense increased by $179,701, or 15%, due to the Company's increased borrowing to finance its capital investment in infrastructure and the MVP. Total average debt outstanding during the current period increased by 17% over the same period last year, while the weighted average effective interest rate declined slightly from 3.76% to 3.71%.
Income tax expense increased by $154,884, or 4%, which corresponds to an increase in pre-tax income for the period. The effective tax rate was 38% for both periods.
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
Asset Management
Roanoke Gas uses a third-party asset manager to manage its pipeline transportation, storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the asset manager pays Roanoke Gas a monthly utilization fee, which is used to reduce the cost of gas for customers. The current agreement expires in March 2018. The Company will begin the process to solicit bids for a new asset management agreement prior to fiscal year end and expects to complete the bidding process, select a provider and negotiate a new asset management agreement by the expiration date of the current agreement.
Equity Investment in Mountain Valley Pipeline
On October 1, 2015, the Company through its wholly-owned subsidiary, RGC Midstream, LLC ("Midstream"), entered into an agreement to become a 1% member in Mountain Valley Pipeline, LLC (the "LLC"). The purpose of the LLC is to construct and operate the MVP, a natural gas pipeline connecting an existing gathering and transmission system in northern West Virginia to another interstate pipeline in south central Virginia. This project falls under the jurisdiction of FERC and is subject to its approval prior to beginning construction. In October 2015, the LLC filed the application with FERC to construct the pipeline. On June 28, 2016, FERC issued the Notice of Schedule for Environmental Review ("NOS"); on September 16, 2016, FERC issued its draft environmental impact statement ("EIS") regarding the MVP; and on June 23, 2017, FERC issued the Final EIS for the MVP. The Final EIS noted that "... approval of the projects would result in some adverse environmental impacts, but the majority of these impacts would be reduced to less-than-significant levels." The MVP project will now be sent to the FERC Commissioners for approval. Upon receiving FERC approval, the LLC will commence construction of the pipeline and is targeting an in-service date by the end of calendar 2018.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

The total project cost is anticipated to be approximately $3.5 billion. As a 1% member in the LLC, Midstream's cash contribution is expected to be approximately $35 million. The agreement provides for a schedule of cash draws to fund the project. The initial payments are for the acquisition of land and materials related to the construction of the pipeline and other pre-construction costs. Once approved and construction begins, more significant cash draws will be required. Initial funding for the investment in the LLC is provided through the Midstream credit facility under which Midstream may borrow up to a total of $25 million, over a period of 5 years, with the balance coming from equity capital. The Company expects to fund the equity capital portion from the issuance of additional common stock. The number of shares issued and the amount raised will be determined after an assessment of the overall capital needs of the Company and will depend on capital market conditions.

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
Regulatory
The Company continues to recover the costs of its infrastructure replacement program through its SAVE Plan. On June 30, 2017, the Company filed its 2018 SAVE Plan application with the SCC. The original SAVE Plan was approved by the SCC through an order issued on August 29, 2012 and has been modified amended or updated each year since. The original SAVE Plan was designed to facilitate the accelerated replacement of the remaining bare steel and cast iron natural gas pipe by providing a mechanism for the Company to recover the related depreciation and expenses and return on rate base of the additional capital investment without the filing of a formal application for an increase in non-gas base rates. The projects included under the SAVE Plan will enhance the safety and reliability of the Company’s gas distribution system and reduce greenhouse emissions. The amendments in 2013 and 2014 added projects related to the replacement of bare steel and cast iron natural gas pipe in addition to two other major projects and the investment for related meter and regulator installations located on customer premises. In 2015, the SCC approved the Company's request to expand the authorized annual spending variance from 10% to 20% and set a 5% cumulative SAVE spending variance. This allows the Company to recover its investment up to the new variance limits. The 2016 and 2017 applications included provisions to continue the ongoing pipeline renewal project with a focus on pre-1973 plastic pipe, replacement of natural gas custody transfer stations and the replacement of coated steel tubing services and related meter installations. In the 2018 SAVE Plan application, the revenue requirement is approximately $5,000,000, representing an increase of almost $1,000,000 over the estimated 2017 SAVE Plan year. The 2018 SAVE Plan continues the focus on the replacement of the pre-1973 plastic pipe and the replacement of one custody transfer station. The Company anticipates the SCC will complete its review of the application over the next few months and will implement the approved rates beginning in January 2018. If approved, the additional SAVE Plan revenue generated by the SAVE Plan rider will allow the Company to forgo a formal non-gas rate increase application at this time.
The Company's WNA year runs from April through March. At the end of the WNA year ended March 31, 2017, the Company had more than $1.7 million in WNA revenues accrued for weather that was nearly 18% warmer than the 30-year normal. In April, the Company submitted to the SCC its proposed WNA billing factors designed to recover the revenue shortfall attributable to the warmer weather. The SCC approved the billing factors to be used for a three-month period. Beginning in May 2017, the Company began billing customers for the WNA revenue. As of June 30, 2017, $572,000 of WNA was in the accounts receivable balance to be billed to customers in the July billing cycle.

RGC RESOURCES, INC. AND SUBSIDIARIES

Capital Resources and Liquidity
Due to the capital intensive nature of the utility business, as well as the related weather sensitivity, the Company’s primary capital needs are the funding of its utility plant capital projects, investment in the MVP, the seasonal funding of its natural gas inventories and accounts receivable and the payment of dividends. To meet these needs, the Company relies on its operating cash flows, line-of-credit agreement, long-term debt and capital raised through the Company’s stock plans.
Cash and cash equivalents increased by $120,564 for the nine-month period ended June 30, 2017, compared to a $80,401 decrease for the same period last year. The following table summarizes the sources and uses of cash:

	Nine Months Ended June 30,
	2017	2016
Cash Flow Summary Nine Months Ended
Net cash provided by operating activities	$15,751,066	$15,535,449
Net cash used in investing activities	(18,240,994)	(14,830,542)
Net cash provided by (used in) financing activities	2,610,492	(785,308)
Increase (decrease) in cash and cash equivalents	$120,564	$(80,401)
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
Cash flow provided by operations is primarily driven by net income, depreciation and reductions in natural gas storage inventory during the first nine months of the fiscal year. Cash flow provided by operations increased from the same period last year by $215,617, primarily due to a greater increase in net income, depreciation and over-collection of gas costs. The increase in cash provided by over-collection of gas costs is attributable to actual gas cost increases being less than the projected costs included in the PGA billing rate. Any over-collection remaining at the end of the current PGA period will be refunded to customers next year. Much of the increase in cash provided by net income, depreciation and over-collection of gas costs was offset by a decline in cash generated from reductions in gas storage. Higher natural gas commodity prices for deliveries of gas into storage during the current year combined with higher storage levels due to a warmer winter heating season resulted in a much smaller reduction in storage gas levels for the period. A summary of the cash provided by operations is listed below:

	Nine Months Ended June 30,
Cash Flow From Operating Activities:	2017	2016	Increase / (Decrease)
Net income	$6,072,979	$5,661,305	$411,674
Depreciation	4,793,270	4,245,223	548,047
Increase in over-collections	2,348,534	767,194	1,581,340
Decrease in gas in storage	1,991,510	3,856,242	(1,864,732)
Increase in accounts receivable	(1,385,998)	(1,077,678)	(308,320)
Increase (decrease) in accounts payable	277,786	(68,557)	346,343
Other	1,652,985	2,151,720	(498,735)
Net Cash Provided by Operations	$15,751,066	$15,535,449	$215,617
Investing activities are generally composed of expenditures related to investment in the Company's utility plant projects, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and distribution system facilities, expanding its natural gas system to meet the demands of customer growth, as well as the continued investment in the MVP. The Company completed the replacement of its bare steel and cast iron pipe during the first quarter and is now focused on continued SAVE infrastructure replacement projects including the replacement of approximately 45 miles of pre-1973 first generation plastic pipe and upgrades to three natural gas transfer stations. Total capital expenditures for additions to property during the first nine months of the year were $16.5 million, which represented a $3.9 million increase

RGC RESOURCES, INC. AND SUBSIDIARIES

over the same period last year. The increase is attributable to the Company's expenditures for installing an automated meter reading system ("AMR"). The AMR project, which involves the retrofitting of all customer meters with transmitters to allow consumption data to be collected remotely, is projected to be completed by the end of the current fiscal year. The AMR project does not qualify as a SAVE project subject to immediate recovery of the related investment costs and expenses; however, the Company expects future cost savings through reduced meter reading and billing costs. The combination of the AMR and SAVE related projects have resulted in a projected fiscal 2017 capital budget of more than $20 million. Operating cash flows and additional corporate borrowings are expected to provide the majority of the funding for these projects.
Investing cash flows also reflect the Company's continued funding of its participation in the MVP, with a total cash investment of $1,803,100 for the nine months ended June 30, 2017. The level of investment in the MVP has moderated pending FERC approval If approved by FERC, the Company expects to invest an estimated total of $35 million in the project. Initial funding for the investment in the LLC is provided through the Midstream credit facility, as discussed above and in Note 6 of the Condensed Consolidated Financial Statements. The Company expects that a portion of the funding will come from the issuance of its common stock. Management is currently evaluating the capital needs related to the investment in MVP as well as the funding requirements for the Company's ongoing pipeline renewal and infrastructure improvements. Based on the results of this assessment and capital market conditions, the Company plans to determine the level and timing of any equity financing.
Financing activities generally consist of long-term and line-of-credit borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flows provided by financing activities were $2,610,492 for the current period compared to a use of $785,308 for the same period last year. The $3.3 million swing is attributable to the additional borrowing required to support the increased capital expenditures noted above. The primary difference in financing activities between the two periods relates to the issuance of a 5-year unsecured note in the principal amount of $7,000,000 on November 1, 2016. The proceeds from this note were used to convert a portion of the line-of-credit balance supporting Roanoke Gas' capital expenditures into a longer-term financing instrument. As a result, the line-of-credit balance increased by $2.4 million from last June while the total principal amount of long-term notes payable for Roanoke Gas increased by $7,000,000 reflecting the issuance of the new note. The remaining $1,924,000 increase in long-term notes payable is attributable to the borrowing under Midstream's credit facility to finance investment in the MVP. The Company will continue to use the line-of-credit for bridge financing for its capital expenditures and will evaluate the need and timing to convert additional portions of this debt to more permanent financing. The Company will also continue to draw against the Midstream credit facility and issue additional common stock to finance the MVP project.
On May 18, 2017, Roanoke Gas entered into an Agreement with Prudential Investment Management to issue notes in the aggregate principal amount of $8,000,000. These notes are scheduled to be issued on October 2, 2017. The notes will have a 10-year term, from the date of issue, with a 3.58% fixed rate of interest. The Company will use the proceeds from these notes to refinance a portion of its borrowings under its variable rate line-of-credit.
On March 27, 2017, Roanoke Gas entered into a new revolving line-of-credit note agreement. The new line-of-credit agreement is for a two-year term expiring March 31, 2019, replacing the prior one-year agreement that expired on March 31, 2017. As the new agreement is for a two-year term, amounts drawn against the new agreement are considered to be non-current as the balance outstanding under the line-of-credit will not be subject to repayment within the next 12-month period. Therefore, the balance sheet at June 30, 2017 reflects the line-of-credit balance as part of long-term debt while the outstanding balance of the line-of-credit at September 30, 2016 is classified as a current liability. Except for the two-year term, the new agreement maintains the same variable interest rate based on 30-day LIBOR plus 100 basis points and availability fee of 15 basis points applied to the unused balance on the note. The new agreement also maintains the multi-tiered borrowing limits to accommodate seasonal borrowing demands and minimize borrowing costs. The total available borrowing limits during the term of the new agreement range from $10,000,000 to $30,000,000. The Company anticipates being able to extend or replace the line-of-credit agreement on or prior to expiration; however, there is no guarantee that the line-of-credit agreement will be extended or replaced on terms comparable to those currently in place.
At June 30, 2017, the Company’s consolidated long-term capitalization including the line-of-credit was 53% equity and 47% debt.

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
Interest Rate Risk
The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At June 30, 2017, the Company had $10,516,426 outstanding under its variable rate line-of-credit with an average balance outstanding during the nine-month period of $10,387,806. The Company also had $7,000,000 outstanding under a 5-year variable rate term loan and $5,320,200 outstanding under a 5-year variable rate term credit facility. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable-rate debt outstanding during the period would have resulted in an increase in interest expense for the current year of approximately $158,500. The Company's other long-term debt is at fixed rates.
Commodity Price Risk
The Company manages the price risk associated with purchases of natural gas by using a combination of liquefied natural gas (LNG) storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.
At June 30, 2017, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had 1,711,610 decatherms of gas in storage, including LNG, at an average price of $3.18 per decatherm, compared to 1,552,126 decatherms at an average price of $2.77 per decatherm last year. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, as any additional costs or benefits associated with the settlement of derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

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
As of June 30, 2017, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.
Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information
ITEM 1 – LEGAL PROCEEDINGS
None.
ITEM 1A – RISK FACTORS
No changes.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
None.
ITEM 6 – EXHIBITS

Number	Description
10.1
Private Shelf Agreement by and between Roanoke Gas Company and Prudential Investment Management, Inc. for the pre-authorization to issue notes up to $29,500,000 in total during the term of the agreement following proper notice and compliance with the provisions of the Agreement.

10.2
Agreement by and between Roanoke Gas Company and Prudential Investment Management for the issuance of $8,000,000 in notes in October 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 23, 2017)

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2017 and September 30, 2016, (ii) Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016, and (v) Condensed Notes to Condensed Consolidated Financial Statements.

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

RGC Resources, Inc.

Date: August 4, 2017	By:	/s/ Paul W. Nester
Paul W. Nester
Vice President, Secretary, Treasurer and CFO