Form 10-Q
period 2017-12-31
RGC RESOURCES INC
filed 2018-02-08
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2018
Common Stock, $5 Par Value	7,263,289

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	December 31, 2017	September 30, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$334,278	$69,640
Accounts receivable (less allowance for uncollectibles of $200,938 and $99,456, respectively)	10,895,194	3,492,703
Materials and supplies	1,072,097	1,021,191
Gas in storage	6,906,656	7,701,894
Prepaid income taxes	798,414	1,796,825
Interest rate swap	46,847	26,777
Other	1,828,144	1,576,574
Total current assets	21,881,630	15,685,604
UTILITY PROPERTY:
In service	206,193,289	204,223,714
Accumulated depreciation and amortization	(60,653,163)	(59,765,987)
In service, net	145,540,126	144,457,727
Construction work in progress	6,369,011	3,470,244
Utility plant, net	151,909,137	147,927,971
OTHER ASSETS:
Regulatory assets	11,810,238	11,796,260
Investment in unconsolidated affiliate	10,095,214	7,445,106
Interest rate swap	132,735	90,066
Other	452,365	190,064
Total other assets	22,490,552	19,521,496
TOTAL ASSETS	$196,281,319	$183,135,071

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	December 31, 2017	September 30, 2017
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line-of-credit	$54,377	$—
Dividends payable	1,125,677	1,050,281
Accounts payable	7,229,538	5,122,899
Capital contributions payable	2,323,821	1,055,504
Customer credit balances	1,004,059	1,220,578
Customer deposits	1,512,915	1,471,960
Accrued expenses	2,047,301	3,006,936
Over-recovery of gas costs	2,116,450	1,438,074
Rate refund	462,442	—
Total current liabilities	17,876,580	14,366,232
LONG-TERM DEBT:
Notes payable	53,076,200	43,812,200
Line-of-credit	17,000,000	17,791,760
Less unamortized debt issuance costs	(282,417)	(291,949)
Long-term debt net of unamortized debt issuance costs	69,793,783	61,312,011
DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	6,136,712	6,069,993
Regulatory cost of retirement obligations	10,259,624	10,055,189
Benefit plan liabilities	7,683,080	8,214,326
Deferred income taxes	11,488,231	23,076,848
Regulatory liability - deferred income taxes	11,742,274	—
Total deferred credits and other liabilities	47,309,921	47,416,356
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 7,251,014 and 7,240,846, respectively	36,255,070	36,204,230
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	528,154	292,485
Retained earnings	25,679,679	24,746,021
Accumulated other comprehensive loss	(1,161,868)	(1,202,264)
Total stockholders’ equity	61,301,035	60,040,472
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$196,281,319	$183,135,071
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016
UNAUDITED

	Three Months Ended December 31,
	2017	2016
OPERATING REVENUES:
Gas utilities	$18,519,994	$18,512,333
Other	236,057	276,252
Total operating revenues	18,756,051	18,788,585
COST OF SALES:
Gas utilities	9,561,406	9,246,852
Other	121,210	150,828
Total cost of sales	9,682,616	9,397,680
GROSS MARGIN	9,073,435	9,390,905
OTHER OPERATING EXPENSES:
Operations and maintenance	3,197,111	3,391,828
General taxes	466,322	441,074
Depreciation and amortization	1,734,878	1,575,728
Total other operating expenses	5,398,311	5,408,630
OPERATING INCOME	3,675,124	3,982,275
Equity in earnings of unconsolidated affiliate	148,811	84,540
Other expense, net	16,132	3,712
Interest expense	612,645	458,521
INCOME BEFORE INCOME TAXES	3,195,158	3,604,582
INCOME TAX EXPENSE	1,135,696	1,372,364
NET INCOME	$2,059,462	$2,232,218
BASIC EARNINGS PER COMMON SHARE	$0.28	$0.31
DILUTED EARNINGS PER COMMON SHARE	$0.28	$0.31
DIVIDENDS DECLARED PER COMMON SHARE	$0.1550	$0.1450
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016
UNAUDITED

	Three Months Ended December 31,
	2017	2016
NET INCOME	$2,059,462	$2,232,218
Other comprehensive income, net of tax:
Interest rate swap	44,645	95,128
Defined benefit plans	(4,249)	39,742
OTHER COMPREHENSIVE INCOME, NET OF TAX	40,396	134,870
COMPREHENSIVE INCOME	$2,099,858	$2,367,088
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016
UNAUDITED

	Three Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,059,462	$2,232,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,765,779	1,606,090
Cost of removal of utility plant, net	(121,384)	(97,800)
Stock option grants	—	12,297
Equity in earnings of unconsolidated affiliate	(148,811)	(84,540)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(5,513,739)	(5,781,253)
Net cash used in operating activities	(1,958,693)	(2,112,988)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(4,306,651)	(4,438,642)
Investment in unconsolidated affiliate	(1,232,980)	(485,747)
Proceeds from disposal of equipment	244	1,560
Net cash used in investing activities	(5,539,387)	(4,922,829)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	9,264,000	7,508,000
Borrowings under line-of-credit agreement	11,888,529	11,501,201
Repayments under line-of-credit agreement	(12,625,912)	(11,732,610)
Debt issuance expenses	—	(16,675)
Proceeds from issuance of stock (10,168 and 17,122 shares, respectively)	286,509	278,968
Cash dividends paid	(1,050,408)	(970,244)
Net cash provided by financing activities	7,762,718	6,568,640
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	264,638	(467,177)
BEGINNING CASH AND CASH EQUIVALENTS	69,640	643,252
ENDING CASH AND CASH EQUIVALENTS	$334,278	$176,075
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$814,061	$730,163
Income taxes paid	—	—
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Resources financial position as of December 31, 2017 and the results of its operations, cash flows and comprehensive income for the three months ended December 31, 2017 and 2016. The results of operations for the three months ended December 31, 2017 are not indicative of the results to be expected for the fiscal year ending September 30, 2018 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

The unaudited condensed consolidated interim financial statements and condensed notes are presented as permitted under the rules and regulations of the Securities and Exchange Commission. Pursuant to those rules, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, the condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K for the year ended September 30, 2017. The September 30, 2017 balance sheet was included in the Company’s audited financial statements included in Form 10-K.

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

Prior year share and per share data have been restated to reflect the three-for-two stock split effected in the form of a stock dividend effective March 1, 2017.

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in Form 10-K for the year ended September 30, 2017. Newly adopted and newly issued accounting standards are discussed below.
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

The FASB continues to issue subsequent guidance under ASC No. 606 to further clarify the original ASU. In addition, the Company is also monitoring the activity of the Power and Utilities Task Force. The Task Force was formed by the American Institute of Certified Public Accountants ("AICPA") to provide industry-specific guidance. Implementation issues identified by the Task Force include accounting for contributions in aid of construction and assessing collectability of customer accounts when regulated mechanisms exist to allow recovery of uncollected accounts from ratepayers.

As of December 31, 2017, the Company continues identifying sources of revenue and evaluating the effect that the revenue guidance will have on financial results and disclosures. Based on the review of customer contracts to date, the Company is not anticipating a material impact to its financial position, results of operations or cash flows upon adoption; however, the

Company does anticipate the potential for significant new disclosures as a result of the guidance. Because of ongoing internal analysis and the continued activities of the FASB and other related implementation efforts specific to the rate-regulated natural gas industry, early adoption is not expected.

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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits. The primary objective of this guidance is to improve the financial statement presentation of net periodic pension and postretirement benefit costs; however, it also changes which cost components are eligible for capitalization. The amendments in the ASU require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and, if a subtotal for income from operations is presented, outside of income from operations. In addition, the ASU allows only the service cost component of periodic benefit cost to be eligible for capitalization when applicable. This change to capitalization eligibility differs from the treatment currently applied by the Company and from allowed regulatory accounting. The new guidance is effective for the Company for the annual reporting period ending September 30, 2019 and interim periods within that annual period. Early adoption is permitted. Management is in the process of evaluating the new guidance. The regulatory body in the Company's service jurisdiction requires the capitalization of all cost components included in net benefit costs. As a result, the Company may have to establish regulatory assets for those costs now excluded from capitalization under this ASU. The Company has begun discussions with its regulatory body, the State Corporation Commission of Virginia, regarding the expected treatment of those costs. Although the ultimate disposition of these other components of net periodic benefit costs has not been determined, management expects the new guidance may have a material effect on the Company's consolidated financial statements when adopted.

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

2.	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act, ("Tax Act") became law. The most significant impact of the new law is the reduction of the maximum corporate federal income tax rate from 35% to 21% beginning January 1, 2018. As the Company operates on a fiscal year, the Company will have a transition or blended rate of 24.3% determined based on the number of days of the Company's fiscal year at 34% and the number of days in the year at 21%.

Under the provisions of ASC 740 - Income Taxes, the deferred tax assets and liabilities of the Company must be revalued to reflect the reduction in the federal tax rate. Furthermore, revaluing the deferred tax balances to the ultimate 21% federal tax rate required the Company to project the deferred tax activity for the balance of the year and to estimate the impact to current taxes based on the valuation adjustments to this activity.

In accordance with the guidance provided by the SEC Staff Accounting Bulletin ("SAB") 118, the Company has made reasonable estimates of the effect of the tax rate change on its deferred tax assets and liabilities. The Company has reduced the net deferred tax liability by $11,533,986 to revalue the liability from a 34% federal tax rate to a 21% federal tax rate. $11,742,274 related to Roanoke Gas and was reclassified to a regulatory liability as discussed in Note 3, while $208,288 was charged to income tax expense related to the unregulated operations of the Company. These estimates are subject to further clarification of provisions of the Tax Act and regulatory approvals from Roanoke Gas' regulatory body.

3.	Rates and Regulatory Matters

The State Corporation Commission of Virginia (“SCC”) exercises regulatory authority over the natural gas operations of Roanoke Gas. Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service; safety standards; extension of service; and accounting and depreciation.

As referenced in Note 2, the Tax Act provides for a reduction in the federal corporate tax rate to 21%. The Company has revalued its deferred tax assets and liabilities to reflect the new federal tax rate. Under the provisions of ASC 740, the corresponding adjustment to deferred income taxes generally flows through to income tax expense. For rate regulated entities such as Roanoke Gas, these excess deferred taxes were originally recovered from its customers based on billing rates derived using a federal income tax rate of 34%. Therefore, the adjustment to the net deferred tax liabilities of Roanoke Gas, to the extent such net deferred tax liabilities are attributable to rate base or cost of service for customers, are refundable to customers. Roanoke Gas established a regulatory liability in the amount of $11,742,274 related to these excess deferred income taxes.

With the implementation of the Tax Act, the Company has a blended federal tax rate of 24.3% for the current fiscal year. On January 8, 2018, the SCC issued a directive requiring the accrual of a regulatory liability for excess revenues collected from customers attributable to the higher federal income tax rate, currently included as a component of customer billing rates, until such time as the SCC approves lower billing rates incorporating the lower tax rate. As of December 31, 2017, the Company recorded an estimated reduction to revenue and established a regulatory liability in the amount of $462,442 reflecting the excess revenue collected from customers since October 1, 2017. This estimated refund of excess revenue as well as estimated regulatory liability related to the excess deferred taxes on Roanoke Gas will be adjusted as necessary and reflected in future financial statements once the SCC reviews and approves the Company's calculations and methodology.

The method and timing of the refunds of both the excess deferred income taxes and the excess revenues will be determined by the SCC.

RGC RESOURCES, INC. AND SUBSIDIARIES

4.	Other Investments

In October 2015, the Company, through its wholly-owned subsidiary, RGC Midstream, LLC ("Midstream"), acquired a 1% equity interest in the Mountain Valley Pipeline, LLC (the “LLC”).

The LLC was established to construct and operate a natural gas pipeline originating in northern West Virginia and extending through south central Virginia. The proposed pipeline will have the capacity to transport approximately 2 million decatherms of natural gas per day. The pipeline has received Federal Energy Regulatory Commission ("FERC") approval and is scheduled to begin construction in early 2018.

The total project cost is estimated to be approximately $3.5 billion. The Company's 1% equity interest in the LLC will require a total estimated cash investment of approximately $35 million, by periodic capital contributions throughout the design and construction phases of the project. On a quarterly basis, the LLC issues a capital call notice, which specifies the capital contributions to be paid over the subsequent 3 months. As of December 31, 2017, the Company had $2,323,821 remaining to be paid under the most recent notice. The capital contribution payable has been reflected on the Company's balance sheet as of December 31, 2017, with a corresponding increase to Investment in unconsolidated affiliate. Related to capital contributions payable, there was a non-cash $1,268,317 increase in the Investment in unconsolidated affiliate in the three months ended December 31, 2017. Initial funding for Midstream's investment in the LLC is provided through two unsecured promissory notes, each with a 5-year term.

The Company is participating in the earnings of the LLC in proportion to its level of investment. The Company is utilizing the equity method to account for the transactions and activity of the investment.

The financial statement locations of the investment in the LLC are as follows:

Balance Sheet Location of Other Investments:	December 31, 2017	September 30, 2017
Other Assets:
Investment in unconsolidated affiliate	$10,095,214	$7,445,106

Current Liabilities:
Capital contributions payable	$2,323,821	$1,055,504

	Three Months Ended
Income Statement Location of Other Investments:	December 31, 2017	December 31, 2016
Equity in earnings of unconsolidated affiliate	$148,811	$84,540

5.	Derivatives and Hedging

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

The Company has one interest rate swap associated with its $7,000,000 term note as discussed in Note 6. Effective November 1, 2017, the swap agreement converted the floating rate note based on LIBOR into a fixed rate debt with a 2.30% effective interest rate. The swap qualifies as a cash flow hedge with changes in fair value reported in other comprehensive income. No portion of the swap was deemed ineffective during the periods presented.

The table below reflects the fair values of the derivative instrument and its corresponding classification in the condensed consolidated balance sheet:

RGC RESOURCES, INC. AND SUBSIDIARIES

	December 31, 2017	September 30, 2017
Derivative designated as hedging instrument:
Current assets:
Interest rate swap	$46,847	$26,777

Other assets:
Interest rate swap	$132,735	$90,066

Total derivatives designed as hedging instruments	$179,582	$116,843

The table in Note 7 reflects the effect on income and other comprehensive income of the Company's cash flow hedge.

6.	Long-Term Debt

On October 2, 2017, Roanoke Gas issued ten-year unsecured notes in the principal amount of $8,000,000 with a fixed interest rate of 3.58% per annum. The proceeds from the notes were used to convert a portion of the Company's line-of-credit balance into longer-term financing.

On March 27, 2017, Roanoke Gas entered into a new unsecured line-of-credit agreement. This new line-of-credit agreement replaced the agreement which expired on March 31, 2017. The expired agreement was for a term of one year and all amounts drawn against that agreement were considered to be current liabilities. The current line-of-credit agreement is for a two-year term expiring March 31, 2019. Amounts drawn against the new agreement are considered to be non-current as the balance under the line-of-credit is not subject to repayment within the next 12-month period.
The agreement provides for a variable interest rate based on 30-day LIBOR plus 100 basis points and an availability fee of 15 basis points. The agreement includes multi-tiered borrowing limits to accommodate seasonal borrowing demands and minimize borrowing costs. The Company's total available borrowing limits during the term of the agreement range from $10,000,000 to $30,000,000. As the available borrowing limit drops to $17,000,000 on March 1, 2018, $54,377 of the balance outstanding was reclassified to current at December 31, 2017. The Company has begun discussions with the financial institution to extend the current agreement for an additional year during the second fiscal quarter.

Roanoke Gas has a 5-year unsecured note in the principal amount of $7,000,000. This note is variable rate with interest based on 30-day LIBOR plus 90 basis points with the interest rate hedged by a swap agreement which converts the variable rate debt into a fixed-rate instrument with an annual interest rate of 2.30%.

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

All of the debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization. All of the debt agreements, except for the line-of-credit, provide for priority indebtedness to not exceed 15% of consolidated total assets.

Long-term debt consists of the following:

	December 31, 2017		September 30, 2017
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas Company:
Unsecured senior notes payable, at 4.26% due on September 18, 2034	$30,500,000	$161,706	$30,500,000	$164,119
Unsecured term note payable, at 30-day LIBOR plus 0.90%, due November 1, 2021	7,000,000	12,784	7,000,000	13,618
Unsecured term notes payable, at 3.58% due on October 2, 2027	8,000,000	46,956	—	48,160
RGC Midstream, LLC:
Unsecured term notes payable, at 30-day LIBOR plus 1.60%, due December 29, 2020	7,576,200	60,971	6,312,200	66,052
Total notes payable	$53,076,200	$282,417	$43,812,200	$291,949
Line-of-credit, at 30-day LIBOR plus 1.00%, due March 31, 2019	$17,054,377	$—	$17,791,760	$—
Current portion of line-of-credit	(54,377)	—	—	—
Total long-term debt	$70,076,200	$282,417	$61,603,960	$291,949

7.	Other Comprehensive Income
A summary of other comprehensive income and loss is provided below:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Three Months Ended December 31, 2017
Interest rate swap:
Unrealized gains	$61,581	$(17,760)	$43,821
Transfer of realized losses to interest expense	1,158	(334)	824
Net interest rate swap	62,739	(18,094)	44,645
Defined benefit plans:
Amortization of actuarial gains	(5,971)	1,722	(4,249)
Other comprehensive income	$56,768	$(16,372)	$40,396
Three Months Ended December 31, 2016
Interest rate swap:
Unrealized gains	$153,334	$(58,206)	$95,128
Defined benefit plans:
Amortization of actuarial losses	64,058	(24,316)	39,742
Other comprehensive income	$217,392	$(82,522)	$134,870

The amortization of actuarial losses is included as a component of net periodic pension and postretirement benefit cost in operations and maintenance expense.

RGC RESOURCES, INC. AND SUBSIDIARIES

Reconciliation of Other Accumulated Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2017	$(1,202,264)
Other comprehensive income	40,396
Balance at December 31, 2017	$(1,161,868)

8.	Commitments and Contingencies

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

Basic earnings per common share for the three months ended December 31, 2017 and 2016 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares. A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended December 31,
	2017	2016
Net Income	$2,059,462	$2,232,218
Weighted average common shares	7,248,094	7,194,594
Effect of dilutive securities:
Options to purchase common stock	48,086	15,953
Diluted average common shares	7,296,180	7,210,547
Earnings Per Share of Common Stock:
Basic	$0.28	$0.31
Diluted	$0.28	$0.31

10.	Employee Benefit Plans

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

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended
	December 31,
	2017	2016
Components of net periodic pension cost:
Service cost	$166,309	$176,669
Interest cost	272,045	248,900
Expected return on plan assets	(465,710)	(404,103)
Recognized loss	87,758	165,545
Net periodic pension cost	$60,402	$187,011

	Three Months Ended
	December 31,
	2017	2016
Components of postretirement benefit cost:
Service cost	$41,805	$45,817
Interest cost	160,151	156,706
Expected return on plan assets	(155,845)	(142,878)
Recognized loss	70,967	107,440
Net postretirement benefit cost	$117,078	$167,085

The table below reflects the Company's actual contributions made fiscal year-to-date and the expected contributions to be made during the balance of the current fiscal year.

	Fiscal Year-to-Date Contributions	Remaining Fiscal Year Contributions
Defined benefit pension plan	$400,000	$1,200,000
Postretirement medical plan	150,000	450,000
Total	$550,000	$1,650,000

11.	Fair Value Measurements
FASB ASC No. 820, Fair Value Measurements and Disclosures, established a fair value hierarchy that prioritizes each input to the valuation method used to measure fair value of financial and nonfinancial assets and liabilities that are measured and reported on a fair value basis into one of the following three levels:

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of December 31, 2017 and September 30, 2017:

		Fair Value Measurements - December 31, 2017
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$179,582	$—	$179,582	$—
Total	$179,582	$—	$179,582	$—

Liabilities:
Natural gas purchases	$1,148,415	$—	$1,148,415	$—
Total	$1,148,415	$—	$1,148,415	$—

		Fair Value Measurements - September 30, 2017
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$116,843	$—	$116,843	$—
Total	$116,843	$—	$116,843	$—

Liabilities:
Natural gas purchases	$805,159	$—	$805,159	$—
Total	$805,159	$—	$805,159	$—

The fair value of the interest rate swap is determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At December 31, 2017 and September 30, 2017, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

The Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows required to settle the obligation.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. In addition, the carrying amount of the variable rate line-of-credit is a reasonable approximation of its fair value. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of December 31, 2017 and September 30, 2017:

RGC RESOURCES, INC. AND SUBSIDIARIES

		Fair Value Measurements - December 31, 2017
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt	$53,076,200	$—	$—	$54,759,595
Total	$53,076,200	$—	$—	$54,759,595

		Fair Value Measurements - September 30, 2017
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt	$43,812,200	$—	$—	$45,689,238
Total	$43,812,200	$—	$—	$45,689,238

The fair value of long-term debt is estimated by discounting the future cash flows of the debt based on current market rates and corresponding interest rate spread.

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of December 31, 2017 and September 30, 2017, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

12.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. There were no items not otherwise disclosed which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, RGC Resources, Inc. (“Resources” or the “Company”) may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2017 Annual Report on Form 10-K. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.
Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.
The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2018. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the gas business.
Overview
Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 61,200 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding localities through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for terms and conditions set by the Virginia State Corporation Commission (“SCC”).
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
On December 22, 2017, the President signed into law the Tax Cuts and Job Act ("Tax Act") which provided sweeping changes to the federal income tax code. The most significant change for the Company is the reduction in the corporate maximum federal income tax rate from 35% to 21%. Under the provisions of the law, the Company will apply a lower corporate income tax rate to earnings beginning this current fiscal year in addition to the revaluation of its deferred tax assets and liabilities derived from a 34% corporate tax rate down to a 21% tax rate. For the unregulated operations of the Company, the effect of the change in tax rate and revaluation of the deferred taxes are reflected in income tax expense. However, for the regulated operations of Roanoke Gas, the net deferred tax liability adjustment of $11,742,274 was transferred to a regulatory liability for refund to customers. Likewise, Roanoke Gas also established a rate refund liability in the amount of $462,442 to record the estimated excess billings of customers during the first 3 months of the year as the Company's billing rates were designed to cover the operating expenses and a rate of return based on a federal tax rate of 34%. Additional information regarding the Tax Act and its impact on the Company is provided under the Tax Reform and Regulatory section below.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

The WNA model reduces earnings volatility, related to weather variability in the heating season, by providing the Company a level of earnings protection when weather is warmer than normal and providing customers price protection when the weather is colder than normal. The WNA is based on a weather measurement band around the most recent 30-year temperature average. Under the WNA, the Company recovers from its customers the lost margin (excluding gas costs) for the impact of weather that is warmer than normal or refunds the excess margin earned for weather that is colder than normal. The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day. For the three months ended December 31, 2017 and 2016, the Company accrued approximately $37,000 and $623,000 in additional revenue and margin for weather that was 1% and 15% warmer than normal, respectively.
The Company also has an approved rate structure in place that mitigates the impact of financing costs associated with its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs,” of its investment in natural gas inventory. This ICC factor applied to the cost of inventory is based on the Company’s weighted-average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes ICC revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less carrying cost revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighting of the components that are used to determine the weighted-average cost of capital. The average unit price of gas in storage during the first three months of the current fiscal year was $0.31 per decatherm, or 11%, higher than the same period last year, as natural gas commodity prices were higher during the storage replenishment in 2017 as compared to 2016. However, the ratio of debt to equity has increased from last year, leading to a reduction in the ICC factor applied to inventory balances. The net result is a small increase in ICC revenues for the quarter.
The Company’s non-gas rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal rate application with the SCC utilizing historical information, including investment in natural gas facilities. Generally, investments related to extending service to new customers are recovered through the non-gas rates currently in place. The investment in replacing and upgrading existing infrastructure is not recoverable until a formal rate application is filed and approved to include the additional investment in new non-gas rates. The SAVE Plan, however, provides the Company with the ability to recover costs related to investments in qualified infrastructure projects on a prospective basis rather than on a historical basis. The SAVE Plan provides a mechanism through which the Company may recover the related depreciation and expenses and provide a return on rate base for the additional capital investments related to improving the Company's infrastructure until such time that a formal rate application is filed to incorporate this investment in the Company's non-gas rates. As the Company did not file for an increase in non-gas rates during the prior four years and the level of capital investment continues to grow, SAVE Plan revenues have continued to increase corresponding to the growth in qualified SAVE related infrastructure projects. The Company recorded approximately

RGC RESOURCES, INC. AND SUBSIDIARIES

$1,076,000 in SAVE Plan revenues for the three-month period ended December 31, 2017 compared to $881,000 for the same period last year. These SAVE Plan revenues will be included as part of the new non-gas base rates the next time the Company files for a non-gas rate increase.

Results of Operations
Three Months Ended December 31, 2017:
Net income declined by $172,756 for the three months ended December 31, 2017, compared to the same period last year. The adjustment to deferred income taxes on the Company's unregulated operations, related to the reduction in the federal corporate income tax rate, accounted for most of the reduction in net income. The impact on the regulated operations of Roanoke Gas was limited as the excess deferred tax adjustment was transferred to a regulatory liability and the reduction in current tax expense was offset by a reduction in revenue.
The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended December 31,
	2017	2016	Increase / (Decrease)	Percentage
Operating Revenues
Gas Utilities	$18,519,994	$18,512,333	$7,661	—%
Other	236,057	276,252	(40,195)	(15)%
Total Operating Revenues	$18,756,051	$18,788,585	$(32,534)	—%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	2,216,709	1,941,497	275,212	14%
Transportation and Interruptible	737,108	692,998	44,110	6%
Total Delivered Volumes	2,953,817	2,634,495	319,322	12%
Heating Degree Days (Unofficial)	1,497	1,287	210	16%
Total operating revenues for the three months ended December 31, 2017, compared to the same period last year, decreased slightly as lower average commodity prices during the first quarter of fiscal 2018 combined with the excess revenue adjustment offset the effect of higher delivered volumes and SAVE revenues. The average commodity price of natural gas delivered during the current quarter was approximately 8% per decatherm less than the same period last year. The Company also recorded a reserve in the amount of $462,442 associated with the estimated excess revenues billed to customers as a result of the reduction in the corporate income tax rate. Total natural gas deliveries increased by 12% over last year due to the colder weather as evidenced by the 16% increase in total heating degree days. As discussed in more detail above, SAVE Plan revenues continue to grow as the Company continues to invest in its SAVE related infrastructure replacement program, allowing for recovery of the cost and a return on investment in the new facilities.

	Three Months Ended December 31,
	2017	2016	Decrease	Percentage
Gross Margin
Gas Utilities	$8,958,588	$9,265,481	$(306,893)	(3)%
Other	114,847	125,424	(10,577)	(8)%
Total Gross Margin	$9,073,435	$9,390,905	$(317,470)	(3)%
Regulated natural gas margins from utility operations decreased from the same period last year primarily as a result of the reduction in regulated revenues of Roanoke Gas due to the estimated excess revenues reserve discussed in more detail above and under the Tax Reform and Regulatory section below. An increase in SAVE revenues of $195,824, along with increases in customer base charge, carrying cost and other gas revenues, offset a net reduction in WNA adjusted volumetric margins.
The components of and the change in gas utility margin are summarized below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended December 31,
	2017	2016	Increase / (Decrease)
Customer Base Charge	$3,102,106	$3,083,808	$18,298
Carrying Cost	204,279	197,801	6,478
SAVE Plan	1,076,419	880,595	195,824
Volumetric	4,960,473	4,451,642	508,831
WNA	36,770	622,959	(586,189)
Other Gas Revenues	40,983	28,676	12,307
Excess Revenue Refund	(462,442)	—	(462,442)
Total	$8,958,588	$9,265,481	$(306,893)
Operation and maintenance expenses decreased $194,717, or 6%, from the same period last year primarily related to reductions in benefit costs. Total employee benefit costs declined by $238,000. The benefit cost reduction includes a $177,000 decrease in the actuarially determined expenses, due to strong asset performance of both the the pension and the other post-retirement benefit plans, higher discount rate for valuing the benefit plan liabilities and a soft freeze of the pension plan. The remaining reduction in benefit costs is attributable to fewer total employees resulting from outsourcing customer support services in fiscal 2017. The net reduction in employee benefit costs combined with lower payroll were partially offset by higher contracted services, primarily due to customer service outsourcing.
General taxes increased by $25,248, or 6%, due to higher property taxes associated with increases in utility property partially offset by lower payroll taxes associated with fewer employees.

Depreciation expense increased by $159,150, or 10%, on a corresponding increase in utility plant investment.
Equity in earnings of unconsolidated affiliate increased by $64,271, or 76%, due to the increasing investment in the Mountain Valley Pipeline ("MVP") project. The corresponding earnings are primarily composed of allowance for funds used during construction ("AFUDC"). The equity in earnings amount will continue to increase as the investment in the MVP project continues. Additional information about the Company's investment in the MVP can be found under the Equity Investment in Mountain Valley Pipeline section below.
Other expense, net increased by $12,420 primarily due to higher pipeline assessments.
Interest expense increased by $154,124, or 34%, due to a 27% increase in total average debt to finance the Company's capital budget and the Company's investment in MVP and rising interest rates on the Company's variable rate debt. The combination of the issuance of the new $8,000,000 notes and rising interest rates on the line-of-credit and Midstream notes served to increase the weighted-average effective interest rate from 3.41% in the first quarter of fiscal 2017 to 3.60% during the first fiscal quarter of 2018.
Income tax expense declined by $236,668, or 17%. The reduction in income taxes was a product of lower pre-tax income and the application of lower income tax rates due to the passage of the Tax Act. The combined state and federal tax rate declined from 37.96% to a blended 28.84% in fiscal 2018. The effective tax rate was 35.5% for the quarter compared to 38.1% for the same period last year. The effective tax rate for the current quarter is higher than the blended rate of 28.84% due to the valuation adjustments to the net deferred tax assets of the unregulated operations. These valuation adjustments to deferred taxes of the unregulated operations are charged to income tax expense in accordance with U.S. GAAP. Since the unregulated operations had a net deferred tax asset, the adjustment resulted in a charge to income tax expense of approximately $208,000. Excluding the $208,000 tax adjustment, the effective tax rate for the current quarter would have been 29%. The valuation adjustment to the net deferred tax liability of the regulated operations of Roanoke Gas was transferred to a regulatory liability as discussed in Note 3. Additional information regarding the Tax Act and its impact on the Company is provided under the Regulatory and Tax Reform sections below.
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

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company considers an estimate to be critical if it is material to the financial statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. The Company's current quarter adjustments for the effect of the Tax Act includes estimates related to the revaluation of deferred income tax adjustments due to the blended income tax rate and the refund of excess billings to customers pending revisions to customer billing rates to be approved by the SCC. The Company believes these adjustments to be reasonable estimates of the financial effect of the tax change based on the best information available. These estimates will be adjusted as necessary once the SCC reviews and approves the Company's calculations and methodology. There have been no other changes to the critical accounting policies as reflected in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.
Asset Management
Roanoke Gas uses a third-party asset manager to manage its pipeline transportation, storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the asset manager pays Roanoke Gas a monthly utilization fee, which is used to reduce the cost of gas for customers. The current agreement expires March 31, 2018. The Company has solicited bids for a new asset management agreement and is in the process of evaluating the proposals. The selection of the provider and execution of a new contract should be completed in the Company's second fiscal quarter.
Equity Investment in Mountain Valley Pipeline
On October 1, 2015, the Company through its wholly-owned subsidiary, RGC Midstream, LLC ("Midstream"), entered into an agreement to become a 1% member in Mountain Valley Pipeline, LLC (the "LLC"). The purpose of the LLC is to construct and operate the MVP, a natural gas pipeline connecting Equitran's gathering and transmission system in northern West Virginia to the Transco interstate pipeline in south central Virginia. This project falls under the jurisdiction of FERC and is subject to its approval prior to beginning construction. On October 13, 2017, FERC issued the MVP Certificate of Public Convenience and Necessity, and in January 2018, FERC issued the first Notice to Proceed ("NTP"), which granted the LLC permission to begin construction on 93 access roads and 6 construction staging areas at defined locations in West Virginia as a precursor to construction of the pipeline and a second NTP approving the construction of compressor stations and interconnects in West Virginia . The LLC has submitted additional requests to FERC for NTP, which are pending approval at this time. The LLC has received the necessary federal permits and the required Virginia and West Virginia environmental agency permits. The managing partner of the LLC currently anticipates the in-service date for the MVP to be the end of calendar 2018.

Management believes the investment in the LLC will be beneficial for the Company, its shareholders and southwest Virginia. In addition to the potential returns from the investment in the LLC, Roanoke Gas will benefit from access to an additional source of natural gas to its distribution system. Currently, Roanoke Gas is served by two pipelines and a liquefied natural gas storage facility. Damage to or interruption in supply from any of these sources, especially during the winter heating season, could have a significant impact on the Company's ability to serve its customers. A third pipeline would reduce the risk from such an event. In addition, the proposed pipeline path would provide the Company with a more economically feasible opportunity to provide natural gas service to previously unserved areas in southwest Virginia.

The total project cost is anticipated to be approximately $3.5 billion. As a 1% member in the LLC, Midstream's cash contribution is expected to be approximately $35 million. The agreement provides for a schedule of cash draws to fund the project. The initial payments were for the acquisition of land and materials related to the construction of the pipeline and other pre-construction costs. As the Notices to Proceed are granted, construction activities will escalate and more significant cash draws will be required. Initial funding for the investment in the LLC is provided through the Midstream credit facility under which Midstream may borrow up to a total of $25 million through 2020 with the balance coming from a combination of equity capital and debt.
A majority of the earnings from the investment in MVP relate to AFUDC income generated by the deployment of capital in the design, engineering, materials procurement, project management and ultimately construction of the pipeline. AFUDC is an accounting method whereby the costs of debt and equity funds used to finance facility infrastructure are credited to income and charged to the cost of the project. The level of investment in the MVP will continue to grow at a steady pace until such time FERC issues their decision on the project. As the NTPs are received, construction on the pipeline will begin in earnest and both the investment in the MVP and the AFUDC will increase at a much greater rate until the pipeline is placed in service. Earnings after the pipeline becomes operational would be derived from the fees charged for transporting natural gas through the pipeline.

RGC RESOURCES, INC. AND SUBSIDIARIES

Tax Reform and Regulatory
On December 22, 2017, the President signed into law the Tax Cuts and Job Act (the "Tax Act"), which provided sweeping changes to the federal income tax code. The most significant change to corporate entities was the reduction of the maximum federal income tax rate from 35% to 21%. Another significant change included the elimination of bonus depreciation for utilities in exchange for retaining full deductibility of utility related interest expense. There were several other changes to the tax code under the Tax Act that will have lesser effects on the Company.
As the tax rate change is effective January 1, 2018, the Company is using a blended tax rate calculated on the average number of days each tax rate is in effect during the current fiscal year. The Company's calculated federal tax rate during fiscal 2018 is 24.3% with an overall effective rate including state income tax of 28.84%. The overall effective rate will decline to 25.74% beginning in fiscal 2019.
As a result of the tax rate change, the Company is impacted by both an adjustment to the valuation of deferred tax assets and liabilities and a lower tax rate used in calculating net income. ASC 740, Income Taxes, requires entities to revalue their deferred tax assets and liabilities based on changes in tax rates and record the change in income tax expense. The Company's deferred income taxes had been calculated based on a 34% federal tax rate and have been adjusted to the new federal tax rate of 21%. In order to fairly value the deferred taxes at the appropriate rates, the Company had to project deferred activity for the balance of the fiscal year to estimate the impact to tax expense for the valuation adjustment. The Company is utilizing the guidance provided under the SEC Staff Accounting Bulletin ("SAB") 118 and recording reasonable estimates of the effect of the tax rate change on its deferred tax assets and liabilities and the corresponding impact to income tax expense and regulatory liabilities.
The accounting guidance under ASC 740 - Income Taxes requires the adjustment to deferred income taxes due to the revaluation be recorded as a component of income tax expense from continuing operations. Furthermore, the revaluation of deferred taxes associated with components of other comprehensive income is also recorded as a component of income tax expense and not as an adjustment to other comprehensive income. However, the deferred income taxes of Roanoke Gas were accumulated based on customer billing rates derived utilizing a 34% federal income tax rate assumption. Therefore, any reduction in the net deferred tax liabilities should be refunded to its customers and not reflected as an adjustment to income tax expense. The Company reclassified the revaluation adjustments associated with Roanoke Gas' deferred income taxes to a regulatory liability. This liability was grossed up for the effective tax rate as amounts will be refunded to customers through an adjustment to billed revenues.
The table below summarizes the impact to deferred income taxes, regulatory liability and income tax expense for the adjustment to deferred taxes.

	Change in Net Deferred Tax Liability	Income Tax Expense	Regulatory Liability
Revaluation of deferred income taxes	8,748,114	(44,524)	(8,703,590)
Revaluation of deferred income taxes in OCI - defined benefit plans	(252,812)	252,812	—
Revaluation of deferred income taxes in OCI - interest rate swap	16,223	—	(16,223)
Gross up of regulatory liability	3,022,461	—	(3,022,461)
Net Change	11,533,986	208,288	(11,742,274)
As discussed above, Roanoke Gas' billing rates include a provision for federal income taxes at a 34% rate. Since the beginning of the current fiscal year, the Company has been recovering from its customers at the higher 34% tax rate as opposed to the blended 24.3% federal tax rate currently in effect. On January 8, 2018, the SCC issued a directive requiring the accrual of a regulatory liability for the excess revenues collected from Roanoke Gas customers. The directive remains in place until such time as the SCC approves and the Company implements, lower billing rates incorporating the lower federal income tax rate. Therefore, as of December 31, 2017, the Company recorded a reduction to revenue in the amount of $462,442, which corresponds to the reduction in income tax expense of the regulated operations, for the estimated excess revenue collected from customers since October 1, 2017. This estimated refund will be revised as necessary once the SCC reviews and approves the adjustment calculations and methodology for determining the refund. The method and timing of the refunds will be determined by the SCC.

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company continues to recover the costs of its infrastructure replacement program through its SAVE Plan. On September 28, 2017, the Company received SCC approval to implement new SAVE rates related to the proposed qualifying SAVE investments in calendar 2018. These new SAVE rates are designed to recover the additional expenses of the SAVE investment in addition to a return on the increase in rate base. The 2018 SAVE Plan continues to focus on the replacement of the pre-1973 plastic pipe and includes the replacement on one custody transfer station.
Capital Resources and Liquidity
Due to the capital intensive nature of the utility business, as well as the related weather sensitivity, the Company’s primary capital needs are the funding of its utility plant capital projects, investment in the MVP, the seasonal funding of its natural gas inventories and accounts receivable and the payment of dividends. To meet these needs, the Company relies on its operating cash flows, line-of-credit agreement, long-term debt and equity capital.
Cash and cash equivalents increased by $264,638 for the three-month period ended December 31, 2017, compared to a $467,177 decrease for the same period last year. The following table summarizes the sources and uses of cash:

	Three Months Ended December 31,
	2017	2016
Cash Flow Summary Three Months Ended
Net cash used in operating activities	$(1,958,693)	$(2,112,988)
Net cash used in investing activities	(5,539,387)	(4,922,829)
Net cash provided by financing activities	7,762,718	6,568,640
Increase (decrease) in cash and cash equivalents	$264,638	$(467,177)
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
Cash flow provided by operations is primarily driven by net income, depreciation and reductions in natural gas storage inventory during the first three months of the fiscal year. Cash flow from operating activities increased from the same period last year by $154,295, primarily due to a greater increase in over-collections on gas cost and a smaller increase in accounts receivable offset by a much smaller decrease in gas in storage. The smaller increase in accounts receivable is attributable to the large WNA accrual included in accounts receivable last year compared to the current quarter. The first quarter of last year was 15% warmer than normal which generated a WNA receivable of $622,959, while the current quarter was nearly normal with a WNA accrual of only $36,770. Removing the WNA accruals would have resulted in the current year having a bigger increase in accounts receivable. The smaller decrease in gas in storage is due to the beginning storage levels for the current quarter being below the same period last year resulting in additional gas delivered to storage in October and November 2017 to bring storage levels comparable to last year. A summary of the cash provided by operations is listed below:

	Three Months Ended December 31,
Cash Flow From Operating Activities:	2017	2016	Increase / (Decrease)
Net income	$2,059,462	$2,232,218	$(172,756)
Depreciation	1,765,779	1,606,090	159,689
Increase in over-collections	678,376	241,548	436,828
Decrease in gas in storage	795,238	1,616,516	(821,278)
Increase in accounts receivable	(7,503,973)	(8,000,539)	496,566
Increase in accounts payable	1,058,639	927,340	131,299
Other	(812,214)	(736,161)	(76,053)
Net Cash Used in Operations	$(1,958,693)	$(2,112,988)	$154,295

RGC RESOURCES, INC. AND SUBSIDIARIES

Investing activities are generally composed of expenditures related to investment in the Company's utility plant projects, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and distribution system facilities, expanding its natural gas system to meet the demands of customer growth, as well as the continued investment in the MVP. The Company is continuing its focus on SAVE infrastructure replacement projects including the replacement of pre-1973 first generation plastic pipe and replacement of a natural gas transfer station. Total capital expenditures for the quarter were $4.3 million, which represented a $132,000 reduction from the same period last year. The small decrease is attributable in part to expenditures made last year related to the installation of an automated meter reading system ("AMR") completed in fiscal 2017. Although the current fiscal year capital budget does not include the AMR project, it does include increased activity on SAVE Plan projects as well as proposed system reinforcements and the installation of two interconnects to MVP with the Company's distribution system. Total capital expenditures are expected to exceed $20 million for fiscal 2018.
Investing cash flows also includes the Company's funding of its participation in the MVP, with a total cash investment of $1,232,980 for the three months ended December 31, 2017. The planned investment in the MVP is expected to accelerate significantly as FERC has issued two NTPs allowing for construction activity to begin in West Virginia. With construction slated to begin immediately and the remaining NTPs expected shortly, the Company anticipates an increase in its utilization of the Midstream credit facility. The Company also expects that the remaining funding for MVP to be provided by a combination of equity capital and additional debt. Management is currently evaluating the capital needs and timing related to its investment in MVP as well as the funding requirements for the Company's ongoing pipeline renewal and infrastructure improvements. Based on the results of this assessment and capital market conditions, the Company plans to determine the level of equity capital needed with an anticipated common stock offering sometime later this year.
Financing activities generally consist of long-term and line-of-credit borrowings and repayments, issuance of stock and the payment of dividends. As discussed above, the Company uses its line-of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. Cash flows provided by financing activities were $7,762,718 for the current period compared to $6,568,640 for the same period last year. The increase in financing cash flows is attributable to higher borrowings to finance the increased investment in MVP. The Company borrowed $1,264,000 under the Midstream credit facility during the current quarter compared to $508,000 for the same period last year. In addition, Roanoke Gas issued $8,000,000 in notes in October 2017 compared to a $7,000,000 bank note issued during the prior year. These notes were used to refinance part of the line-of-credit balance that provided capital expenditure bridge financing. The Company will continue to use the line-of-credit for bridge financing and will evaluate the need and timing to convert additional portions of this debt to more permanent financing. On October 2, 2017, the Company issued two 10-year unsecured notes in the aggregate principal amount of $8,000,000 with a fixed interest rate of 3.58% per annum. Interest is paid semi-annually on these notes in April and October of each year until the notes mature. The proceeds from these notes were used to refinance a portion of the line-of-credit balance into longer-term financing.
The Tax Act is expected to have liquidity impact to the Company. As mentioned under the Tax Reform and Regulatory section, the Tax Act eliminated the bonus depreciation deduction for taxes. Even though the federal tax rate is lower as a result of the Tax Act, the elimination of the accelerated deductions provided by bonus depreciation will increase taxable income more than offsetting the benefits of a lower tax rate. Furthermore, the excess revenues billed to Roanoke Gas customers, as well as the establishment of a regulatory liability for the adjustment to deferred income taxes, will be refunded to customers. The timing and method of returning these amounts back to customers has yet to be determined and will be subject to approval by the SCC. The settlement of these obligations could result in lower operating cash flows and/or increased borrowing.
On March 27, 2017, Roanoke Gas entered into a new revolving line-of-credit note agreement. The new line-of-credit agreement is for a two-year term expiring March 31, 2019, replacing the prior one-year agreement that expired on March 31, 2017. Except for the two-year term, the new agreement maintains the same variable interest rate based on 30-day LIBOR plus 100 basis points and availability fee of 15 basis points applied to the unused balance on the note. The agreement also maintains the multi-tiered borrowing limits to accommodate seasonal borrowing demands and minimize borrowing costs. The total available borrowing limits during the term of the agreement range from $10,000,000 to $30,000,000. As the agreement is for a two-year term, amounts drawn against the new agreement are considered to be non-current, as the balance outstanding under the line-of-credit will not be subject to repayment within the next 12-month period. As long as the multi-tiered borrowing limits under the line of credit remain above the outstanding balance over the succeeding 12 month period, the line-of-credit balance is classified as non-current. However, the borrowing limits on the line-of-credit decline to $17,000,000 effective March 1, 2018, thereby resulting in $54,377 of the line-of-credit balance to be reclassified to a current liability. The Company is currently in discussions to extend the current agreement by one year prior to the end of March when the outstanding balance on the line-of-credit would be classified as current. The Company anticipates being able to extend or replace the line-of-credit agreement; however, there is no guarantee that the line-of-credit agreement will be extended or replaced on terms comparable to those currently in place.

RGC RESOURCES, INC. AND SUBSIDIARIES

At December 31, 2017, the Company’s consolidated long-term capitalization including the line-of-credit was 47% equity and 53% debt.

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
Interest Rate Risk
The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At December 31, 2017, the Company had $17,054,377 outstanding under its variable rate line-of-credit with an average balance outstanding during the three-month period of $13,425,938. The Company also had $7,576,200 outstanding under a 5-year variable-rate term credit facility. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable-rate debt outstanding during the period would have resulted in an increase in annual interest expense of approximately $52,500. The Company's other long-term debt is at fixed rates or is hedged with an interest rate swap.
Commodity Price Risk
The Company manages the price risk associated with purchases of natural gas by using a combination of liquefied natural gas (LNG) storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.
At September 30, 2017, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had 2,117,098 decatherms of gas in storage, including LNG, at an average price of $3.26 per decatherm, compared to 1,959,449 decatherms at an average price of $2.97 per decatherm last year. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, as any additional costs or benefits associated with the settlement of derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

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
As of December 31, 2017, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.
Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information
ITEM 1 – LEGAL PROCEEDINGS
None.
ITEM 1A – RISK FACTORS
No changes.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
None.
ITEM 6 – EXHIBITS

Number	Description
10.1
Unsecured Note in the original principal amount of $4,000,000 by and between Roanoke Gas Company and PRUCO Life Insurance Company of New Jersey, dated October 2, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 4, 2017)

10.2
Unsecured Note in the original principal amount of $4,000,000 by and between Roanoke Gas Company and Prudential Arizona Reinsurance Captive Company, dated October 2, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 4, 2017)

10.3
Unconditional Guaranty Agreement by and between RGC Resources, Inc. and Prudential Investment Management and each Prudential Affiliate which is a party to the borrowings (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on October 4, 2017)

10.4
Private Shelf Agreement by and between Roanoke Gas Company and Prudential Investment Management and affiliates which become bound by this agreement dated September 30, 2015 and First Amendment to the Private Shelf Agreement which extends the expiration date until October 2, 2020 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on October 4, 2017)

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2017 and September 30, 2017, (ii) Condensed Consolidated Statements of Income for the three months ended December 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016, and (v) Condensed Notes to Condensed Consolidated Financial Statements.

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

RGC Resources, Inc.

Date: February 8, 2018	By:	/s/ Paul W. Nester
Paul W. Nester
Vice President, Secretary, Treasurer and CFO