Form 10-Q
period 2018-03-31
RGC RESOURCES INC
filed 2018-05-07
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common Stock, $5 Par Value	7,976,783

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31, 2018	September 30, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,846,574	$69,640
Accounts receivable (less allowance for uncollectibles of $339,186 and $99,456, respectively)	8,769,365	3,492,703
Materials and supplies	1,148,522	1,021,191
Gas in storage	1,867,909	7,701,894
Prepaid income taxes	—	1,796,825
Interest rate swap	74,342	26,777
Other	1,825,888	1,576,574
Total current assets	18,532,600	15,685,604
UTILITY PROPERTY:
In service	208,220,936	204,223,714
Accumulated depreciation and amortization	(61,341,382)	(59,765,987)
In service, net	146,879,554	144,457,727
Construction work in progress	8,715,343	3,470,244
Utility plant, net	155,594,897	147,927,971
OTHER ASSETS:
Regulatory assets	11,803,415	11,796,260
Investment in unconsolidated affiliate	11,980,606	7,445,106
Interest rate swap	192,049	90,066
Other	425,339	190,064
Total other assets	24,401,409	19,521,496
TOTAL ASSETS	$198,528,906	$183,135,071

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31, 2018	September 30, 2017
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Dividends payable	$1,235,997	$1,050,281
Accounts payable	5,453,483	5,122,899
Capital contributions payable	1,445,836	1,055,504
Customer credit balances	550,021	1,220,578
Income taxes payable	84,570	—
Customer deposits	1,540,157	1,471,960
Accrued expenses	2,559,454	3,006,936
Over-recovery of gas costs	2,398,780	1,438,074
Rate refund	821,343	—
Total current liabilities	16,089,641	14,366,232
LONG-TERM DEBT:
Notes payable	55,763,200	43,812,200
Line-of-credit	—	17,791,760
Less unamortized debt issuance costs	(272,884)	(291,949)
Long-term debt net of unamortized debt issuance costs	55,490,316	61,312,011
DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	6,199,822	6,069,993
Regulatory cost of retirement obligations	10,601,801	10,055,189
Benefit plan liabilities	7,701,834	8,214,326
Deferred income taxes	11,403,992	23,076,848
Regulatory liability - deferred income taxes	11,742,274	—
Total deferred credits and other liabilities	47,649,723	47,416,356
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 7,975,392 and 7,240,846, respectively	39,876,960	36,204,230
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	12,617,409	292,485
Retained earnings	27,909,201	24,746,021
Accumulated other comprehensive loss	(1,104,344)	(1,202,264)
Total stockholders’ equity	79,299,226	60,040,472
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$198,528,906	$183,135,071
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2018 AND 2017
UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
OPERATING REVENUES:
Gas utilities	$24,608,576	$21,662,624	$43,128,570	$40,174,957
Other	309,397	237,389	545,454	513,641
Total operating revenues	24,917,973	21,900,013	43,674,024	40,688,598
COST OF SALES:
Gas utilities	13,743,277	10,936,248	23,304,683	20,183,100
Other	167,987	134,035	289,197	284,863
Total cost of sales	13,911,264	11,070,283	23,593,880	20,467,963
GROSS MARGIN	11,006,709	10,829,730	20,080,144	20,220,635
OTHER OPERATING EXPENSES:
Operations and maintenance	3,458,256	3,193,526	6,655,367	6,585,354
General taxes	506,857	481,268	973,179	922,342
Depreciation and amortization	1,734,878	1,565,729	3,469,756	3,141,457
Total other operating expenses	5,699,991	5,240,523	11,098,302	10,649,153
OPERATING INCOME	5,306,718	5,589,207	8,981,842	9,571,482
Equity in earnings of unconsolidated affiliate	191,513	93,625	340,324	178,165
Other (income) expense, net	(11,315)	10,570	4,817	14,282
Interest expense	633,186	469,480	1,245,831	928,001
INCOME BEFORE INCOME TAXES	4,876,360	5,202,782	8,071,518	8,807,364
INCOME TAX EXPENSE	1,410,431	1,977,583	2,546,127	3,349,947
NET INCOME	$3,465,929	$3,225,199	$5,525,391	$5,457,417
BASIC EARNINGS PER COMMON SHARE	$0.47	$0.45	$0.76	$0.76
DILUTED EARNINGS PER COMMON SHARE	$0.47	$0.45	$0.75	$0.76
DIVIDENDS DECLARED PER COMMON SHARE	$0.1550	$0.1450	$0.3100	$0.2900
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2018 AND 2017
UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
NET INCOME	$3,465,929	$3,225,199	$5,525,391	$5,457,417
Other comprehensive income (loss), net of tax:
Interest rate swap	61,773	3,508	106,418	98,636
Defined benefit plans	(4,249)	39,742	(8,498)	79,484
OTHER COMPREHENSIVE INCOME, NET OF TAX	57,524	43,250	97,920	178,120
COMPREHENSIVE INCOME	$3,523,453	$3,268,449	$5,623,311	$5,635,537
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED MARCH 31, 2018 AND 2017
UNAUDITED

	Six Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,525,391	$5,457,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,531,558	3,202,180
Cost of removal of utility plant, net	(126,686)	(145,543)
Stock option grants	—	49,188
Equity in earnings of unconsolidated affiliate	(340,324)	(178,165)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	2,058,589	3,259,071
Net cash provided by operating activities	10,648,528	11,644,148
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(10,065,690)	(11,397,451)
Investment in unconsolidated affiliate	(3,804,844)	(920,036)
Proceeds from disposal of equipment	18,541	9,639
Net cash used in investing activities	(13,851,993)	(12,307,848)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	11,951,000	8,000,000
Borrowings under line-of-credit agreement	19,533,761	21,425,539
Repayments under line-of-credit agreement	(37,325,521)	(27,521,746)
Debt issuance costs	—	(16,674)
Proceeds from issuance of stock (734,546 and 41,995 shares, respectively)	15,997,654	698,922
Cash dividends paid	(2,176,495)	(2,019,492)
Net cash provided by financing activities	7,980,399	566,549
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,776,934	(97,151)
BEGINNING CASH AND CASH EQUIVALENTS	69,640	643,252
ENDING CASH AND CASH EQUIVALENTS	$4,846,574	$546,101
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,014,517	$840,843
Income taxes paid	635,000	(175,000)
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Resources' financial position as of March 31, 2018 and the results of its operations, cash flows and comprehensive income for the three and six months ended March 31, 2018 and 2017. The results of operations for the three and six months ended March 31, 2018 are not indicative of the results to be expected for the fiscal year ending September 30, 2018 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

The unaudited condensed consolidated interim financial statements and condensed notes are presented as permitted under the rules and regulations of the Securities and Exchange Commission. Pursuant to those rules, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information not misleading. Therefore, the condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K for the year ended September 30, 2017. The September 30, 2017 balance sheet was included in the Company’s audited financial statements included in Form 10-K.

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
Recently Issued or Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) that affects any entity that enters into contracts with customers for the transfer of goods or services or transfer of non-financial assets. This guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, the entity satisfies the performance obligation. In August 2015, the FASB issued ASU 2015-14 that deferred the effective date of this guidance by one year making the standard effective for the Company's annual reporting period ending September 30, 2019 and interim periods within that annual period. As of March 31, 2018, the Company is not anticipating a material impact to its financial position, results of operations or cash flows upon adoption; however, it anticipates the potential for significant new disclosures as a result of the guidance. The Company plans to adopt the new guidance in the first quarter of Fiscal 2019 using the modified retrospective approach.

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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits. The primary objective of this guidance is to improve the financial statement presentation of net periodic pension and postretirement benefit costs; however, it also changes which cost components are eligible for capitalization. The amendments in the ASU require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and, if a subtotal for income from operations is presented, outside of income from operations. In addition, the ASU allows only the service cost component of periodic benefit cost to be eligible for capitalization when applicable. This change to capitalization eligibility differs from the treatment currently applied by the Company. The new guidance is effective for the Company for the annual reporting period ending September 30, 2019 and interim periods within that annual period. Early adoption is permitted. Management is in the process of evaluating the new guidance. The regulatory body in the Company's service jurisdiction requires the capitalization of all cost components included in net benefit costs. As a result, the Company may have to establish regulatory assets for those costs now excluded from capitalization under this ASU. The Company is in discussions with its regulatory body, the State Corporation Commission of Virginia, regarding the expected treatment of those costs. Although the ultimate disposition of these other components of net periodic benefit costs has not been determined, management expects the new guidance may have a material effect on the Company's consolidated financial statements when adopted.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides the option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effects of the change in the U.S. federal corporate income tax rate, per the Tax Cuts and Jobs Act, is recorded. The new guidance is effective for the Company for the annual reporting period ending September 30, 2020 and interim periods within that annual period. Early adoption is permitted. Management has not completed its evaluation of the new guidance; however, it believes the new guidance will improve the presentation of AOCI by removing the stranded tax effects related to tax reform and transferring the amount to retained earnings. Management does not currently expect the new guidance to have a material effect on its financial position, results of operations or cash flows.

Other accounting standards that have been issued by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Stock Issue

In March 2018, the Company issued 700,000 shares of common stock resulting in proceeds of $15,114,823 net of underwriting and other expenses. The Company issued the common stock to strengthen its balance sheet by increasing the equity component of its total capitalization ratio. The net proceeds were invested in Roanoke Gas to supplement the funding of its infrastructure improvement and replacement programs.

3.	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act, ("Tax Act") became law. The most significant impact of the new law is the reduction of the maximum corporate federal income tax rate from 35% to 21% beginning January 1, 2018. As the Company is a fiscal year taxpayer, the Company will have a transition or blended rate of 24.3% determined based on the number of days of the Company's fiscal year at 34% and the number of days in the year at 21%.

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

In accordance with the guidance provided by the SEC Staff Accounting Bulletin ("SAB") 118, the Company has made reasonable estimates of the effect of the tax rate change on its deferred tax assets and liabilities. The Company has reduced the net deferred tax liability by $11,533,986 to revalue the liability from a 34% federal tax rate to a 21% federal tax rate. $11,742,274 related to Roanoke Gas and was reclassified to a regulatory liability as discussed in Note 4, while $208,288 was charged to income tax expense during the first quarter related to the unregulated operations of the Company. These estimates are subject to further clarification of provisions of the Tax Act and regulatory approvals from Roanoke Gas' regulatory body.

4.	Rates and Regulatory Matters

The State Corporation Commission of Virginia (“SCC”) exercises regulatory authority over the natural gas operations of Roanoke Gas. Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service; safety standards; extension of service; and accounting and depreciation.

As referenced in Note 3, the Tax Act provides for a reduction in the federal corporate tax rate to 21%. The Company has revalued its deferred tax assets and liabilities to reflect the new federal tax rate. Under the provisions of ASC 740, the corresponding adjustment to deferred income taxes generally flows through to income tax expense. For rate regulated entities such as Roanoke Gas, these excess deferred taxes were originally recovered from its customers based on billing rates derived using a federal income tax rate of 34%. Therefore, the adjustment to the net deferred tax liabilities of Roanoke Gas, to the extent such net deferred tax liabilities are attributable to rate base or cost of service for customers, are refundable to customers. Roanoke Gas established a regulatory liability in the amount of $11,742,274 related to these excess deferred income taxes.

With the implementation of the Tax Act, the Company has a blended federal tax rate of 24.3% for the current fiscal year. On January 8, 2018, the SCC issued a directive requiring the accrual of a regulatory liability for excess revenues collected from customers attributable to the higher federal income tax rate, currently included as a component of customer billing rates, until such time as the SCC approves lower billing rates incorporating the lower tax rate. As of March 31, 2018, the Company recorded a reduction to revenue and established a regulatory liability in the amount of $821,343 reflecting the estimated excess revenue collected from customers since October 1, 2017. The reduction in the estimated excess revenues is expected to correlate with a similar reduction in corporate income tax expense for the regulated operations of Roanoke

RGC RESOURCES, INC. AND SUBSIDIARIES

Gas for the fiscal year. However, the impact to revenues and tax expense on a quarterly basis is subject to variability and will result in variations in net income with the corresponding quarters in the prior fiscal year. This refund of excess revenue as well as the regulatory liability related to the excess deferred taxes on Roanoke Gas are estimates based on the best information currently available. These estimates will be adjusted as necessary in future financial statements once the SCC completes their review and issues a final order. The amount and timing of the refunds will ultimately be determined by the SCC.

5.	Other Investments

In October 2015, the Company, through its wholly-owned subsidiary, RGC Midstream, LLC ("Midstream"), acquired a 1% equity interest in the Mountain Valley Pipeline, LLC (the “LLC”).

The LLC was established to construct and operate a natural gas pipeline originating in northern West Virginia and extending through south central Virginia. The proposed pipeline will have the capacity to transport approximately 2 million decatherms of natural gas per day. The pipeline has received Federal Energy Regulatory Commission ("FERC") approval and construction activities are currently underway.

The total project cost is estimated to be approximately $3.5 billion. The Company's 1% equity interest in the LLC will require a total estimated cash investment of approximately $35 million, by periodic capital contributions throughout the design and construction phases of the project. On a quarterly basis, the LLC issues a capital call notice, which specifies the capital contributions to be paid over the subsequent 3 months. As of March 31, 2018, the Company had $1,445,836 remaining to be paid under the most recent notice. The capital contribution payable has been reflected on the Company's balance sheet as of March 31, 2018, with a corresponding increase to Investment in unconsolidated affiliate. Related to capital contributions payable, there was a non-cash $390,332 increase in the Investment in unconsolidated affiliate in the six months ended March 31, 2018. Initial funding for Midstream's investment in the LLC is provided through two unsecured promissory notes, each with a 5-year term.

The Company is participating in the earnings of the LLC in proportion to its level of investment. The Company is utilizing the equity method to account for the transactions and activity of the investment.

The financial statement locations of the investment in the LLC are as follows:

Balance Sheet Location of Other Investments:	March 31, 2018	September 30, 2017
Other Assets:
Investment in unconsolidated affiliate	$11,980,606	$7,445,106

Current Liabilities:
Capital contributions payable	$1,445,836	$1,055,504

	Three Months Ended		Six Months Ended
Income Statement Location of Other Investments:	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Equity in earnings of unconsolidated affiliate	$191,513	$93,625	$340,324	$178,165

6.	Derivatives and Hedging

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

The Company has one interest rate swap associated with its $7,000,000 term note as discussed in Note 7. Effective November 1, 2017, the swap agreement converted the floating rate note based on LIBOR into a fixed rate debt with a 2.30% effective interest rate. The swap qualifies as a cash flow hedge with changes in fair value reported in other comprehensive income. No portion of the swap was deemed ineffective during the periods presented.

RGC RESOURCES, INC. AND SUBSIDIARIES

The table below reflects the fair values of the derivative instrument and its corresponding classification in the condensed consolidated balance sheet:

	March 31, 2018	September 30, 2017
Derivative designated as hedging instrument:
Current assets:
Interest rate swap	$74,342	$26,777

Other assets:
Interest rate swap	$192,049	$90,066

Total derivatives designed as hedging instruments	$266,391	$116,843

The table in Note 8 reflects the effect on income and other comprehensive income of the Company's cash flow hedge.

7.	Long-Term Debt

On October 2, 2017, Roanoke Gas issued ten-year unsecured notes in the principal amount of $8,000,000 with a fixed interest rate of 3.58% per annum. The proceeds from the notes were used to convert a portion of the Company's line-of-credit balance into longer-term financing.

On March 26, 2018, Roanoke Gas entered into a new unsecured line-of-credit agreement. This new agreement replaced the prior line-of-credit agreement scheduled to expire March 31, 2019. The new agreement is for a two-year term expiring March 31, 2020 with a maximum borrowing limit of $25,000,000. Amounts drawn against the new agreement are considered to be non-current as the balance under the line-of-credit is not subject to repayment within the next 12-month period. The new agreement maintains the same variable interest rate based on 30-day LIBOR plus 100 basis points and availability fee of 15 basis points. The prior agreement was replaced to revise the multi-tiered borrowing limits associated with the seasonal borrowing demands of the Company. The Company's total available borrowing limits during the term of the new agreement range from $2,000,000 to $25,000,000.

Roanoke Gas has a 5-year unsecured note in the principal amount of $7,000,000. This note is variable rate with interest based on 30-day LIBOR plus 90 basis points with the interest rate hedged by a swap agreement which converts the variable rate debt into a fixed-rate instrument with an annual interest rate of 2.30%.

On April 11, 2018, Midstream entered into the First Amendment to Credit Agreement ("Amendment") and amendments to the related Promissory Notes ("Notes") originally issued in December 2015. Under the original agreements, Midstream had two unsecured Promissory Notes ("Notes") which provide up to a total of $25 million in borrowing limits over a period of 5 years, with an interest rate of 30-day LIBOR plus 160 basis points. Midstream issued the Notes to provide financing for capital investment in the LLC. In accordance with the terms of the original Agreement, at such point in time as Midstream had borrowed $17.5 million under the Notes, Midstream would be required to provide the next $5 million towards its capital contributions to the LLC. Once Midstream had completed its $5 million in contributions, it could resume borrowing under the Notes up to the $25 million limit. Under the provisions of the Amendment, the total borrowing limits under the Notes increased to $38 million with a reduction in the interest rate to 30-day LIBOR plus 135 basis points. Furthermore, the Amendment removed the requirement for Midstream to provide $5 million in funding outside of the Notes and now allows for the entire investment in the LLC to be funded through the amended Notes. The additional limits under the Notes provide Midstream with additional funding resources in the event the cost of its investment in the LLC exceeds current projections.

All of the debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization. All of the debt agreements, except for the line-of-credit, provide for priority indebtedness to not exceed 15% of consolidated total assets.

Long-term debt consists of the following:

	March 31, 2018		September 30, 2017
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas Company:
Unsecured senior notes payable, at 4.26% due on September 18, 2034	$30,500,000	$159,292	$30,500,000	$164,119
Unsecured term note payable, at 30-day LIBOR plus 0.90%, due November 1, 2021	7,000,000	11,950	7,000,000	13,618
Unsecured term notes payable, at 3.58% due on October 2, 2027	8,000,000	45,752	—	48,160
RGC Midstream, LLC:
Unsecured term notes payable, at 30-day LIBOR plus 1.60%, due December 29, 2020	10,263,200	55,890	6,312,200	66,052
Total notes payable	$55,763,200	$272,884	$43,812,200	$291,949
Line-of-credit, at 30-day LIBOR plus 1.00%, due March 31, 2020	$—	$—	$17,791,760	$—
Total long-term debt	$55,763,200	$272,884	$61,603,960	$291,949

8.	Other Comprehensive Income
A summary of other comprehensive income and loss is provided below:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Three Months Ended March 31, 2018
Interest rate swap:
Unrealized gains	$90,363	$(26,061)	$64,302
Transfer of realized gains to interest expense	(3,554)	1,025	(2,529)
Net interest rate swap	86,809	(25,036)	61,773
Defined benefit plans:
Amortization of actuarial gains	(5,971)	1,722	(4,249)
Other comprehensive income	$80,838	$(23,314)	$57,524
Three Months Ended March 31, 2017
Interest rate swap:
Unrealized gains	$5,654	$(2,146)	$3,508
Defined benefit plans:
Amortization of actuarial losses	64,058	(24,316)	39,742
Other comprehensive income	$69,712	$(26,462)	$43,250

RGC RESOURCES, INC. AND SUBSIDIARIES

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Six Months Ended March 31, 2018
Interest rate swap:
Unrealized gains	$151,944	$(43,821)	$108,123
Transfer of realized gains to interest expense	(2,396)	691	(1,705)
Net interest rate swap	149,548	(43,130)	106,418
Defined benefit plans:
Amortization of actuarial gains	(11,942)	3,444	(8,498)
Other comprehensive income	$137,606	$(39,686)	$97,920
Six Months Ended March 31, 2017
Interest rate swap:
Unrealized gains	$158,988	$(60,352)	$98,636
Defined benefit plans:
Amortization of actuarial losses	128,116	(48,632)	79,484
Other comprehensive income	$287,104	$(108,984)	$178,120

The amortization of actuarial losses is included as a component of net periodic pension and postretirement benefit cost in operations and maintenance expense.

Reconciliation of Other Accumulated Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2017	$(1,202,264)
Other comprehensive income	97,920
Balance at March 31, 2018	$(1,104,344)

9.	Commitments and Contingencies

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

10.	Earnings Per Share

Basic earnings per common share for the three months and six months ended March 31, 2018 and 2017 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares. A reconciliation of basic and diluted earnings per share is presented below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net Income	$3,465,929	$3,225,199	$5,525,391	$5,457,417
Weighted average common shares	7,371,694	7,215,329	7,309,215	7,204,847
Effect of dilutive securities:
Options to purchase common stock	41,657	29,516	45,018	22,647
Diluted average common shares	7,413,351	7,244,845	7,354,233	7,227,494
Earnings Per Share of Common Stock:
Basic	$0.47	$0.45	$0.76	$0.76
Diluted	$0.47	$0.45	$0.75	$0.76

11.	Employee Benefit Plans

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Components of net periodic pension cost:
Service cost	$166,309	$176,669	$332,618	$353,338
Interest cost	272,045	248,900	544,090	497,800
Expected return on plan assets	(465,710)	(404,103)	(931,420)	(808,206)
Recognized loss	87,758	165,545	175,516	331,090
Net periodic pension cost	$60,402	$187,011	$120,804	$374,022

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Components of postretirement benefit cost:
Service cost	$41,805	$45,817	$83,610	$91,634
Interest cost	160,151	156,706	320,302	313,412
Expected return on plan assets	(155,845)	(142,878)	(311,690)	(285,756)
Recognized loss	70,967	107,440	141,934	214,880
Net postretirement benefit cost	$117,078	$167,085	$234,156	$334,170

The table below reflects the Company's actual contributions made fiscal year-to-date and the expected contributions to be made during the balance of the current fiscal year.

	Fiscal Year-to-Date Contributions	Remaining Fiscal Year Contributions
Defined benefit pension plan	$400,000	$1,200,000
Postretirement medical plan	150,000	450,000
Total	$550,000	$1,650,000

RGC RESOURCES, INC. AND SUBSIDIARIES

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of March 31, 2018 and September 30, 2017:

		Fair Value Measurements - March 31, 2018
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$266,391	$—	$266,391	$—
Total	$266,391	$—	$266,391	$—

Liabilities:
Natural gas purchases	$443,192	$—	$443,192	$—
Total	$443,192	$—	$443,192	$—

		Fair Value Measurements - September 30, 2017
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$116,843	$—	$116,843	$—
Total	$116,843	$—	$116,843	$—

Liabilities:
Natural gas purchases	$805,159	$—	$805,159	$—
Total	$805,159	$—	$805,159	$—

The fair value of the interest rate swap is determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on

RGC RESOURCES, INC. AND SUBSIDIARIES

weighted average first of the month index prices corresponding to the month of the scheduled payment. At March 31, 2018 and September 30, 2017, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

The Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows required to settle the obligation.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. In addition, the carrying amount of the variable rate line-of-credit is a reasonable approximation of its fair value. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of March 31, 2018 and September 30, 2017:

		Fair Value Measurements - March 31, 2018
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt	$55,763,200	$—	$—	$56,358,801
Total	$55,763,200	$—	$—	$56,358,801

		Fair Value Measurements - September 30, 2017
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt	$43,812,200	$—	$—	$45,689,238
Total	$43,812,200	$—	$—	$45,689,238

The fair value of long-term debt is estimated by discounting the future cash flows of the debt based on current market rates and corresponding interest rate spread.

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of March 31, 2018 and September 30, 2017, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

13.	Subsequent Events

On April 11, 2018, Midstream entered into the First Amendment to Credit Agreement and amendments to the related Promissory Notes associated with the funding of the Company's investment in the LLC. These amendments increased the available borrowing limits, reduced the interest rate and removed certain borrowing limitations on the part of Midstream. Details of these changes are included in Note 7.

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
On December 22, 2017, the President signed into law the Tax Cuts and Job Act ("Tax Act") which provided sweeping changes to the federal income tax code. The most significant change for the Company is the reduction in the corporate maximum federal income tax rate from 35% to 21%. Under the provisions of the law, the Company will apply a lower corporate income tax rate to earnings beginning this current fiscal year in addition to the revaluation of its deferred tax assets and liabilities derived from the Company's 34% corporate tax rate down to a 21% tax rate. For the unregulated operations of the Company, the effect of the change in tax rate and revaluation of the deferred taxes are reflected in income tax expense. However, for the regulated operations of Roanoke Gas, the net estimated deferred tax liability adjustment of $11,742,274 was transferred to a regulatory liability for refund to customers, and a rate refund liability in the amount of $821,343 was recorded for the estimated excess billings of customers during the first 6 months of the year as the Company's billing rates were designed to recover the operating expenses and a rate of return based on a federal tax rate of 34%. Additional information regarding the Tax Act and its impact on the Company is provided under the Tax Reform and Regulatory section below.

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
The Company's approved billing rates include a component designed to allow for the recovery of the cost of natural gas used by its customers. The cost of natural gas is considered a pass-through cost and is independent of the non-gas rates of the Company. This rate component, referred to as the PGA, allows the Company to pass along to its customers increases and decreases in natural gas costs incurred by its regulated operations. On a quarterly basis, or more frequently if necessary, the Company files a PGA rate adjustment request with the SCC to adjust the gas cost component of its rates up or down depending on projected price and activity. Once administrative approval is received, the Company adjusts the gas cost component of its rates to reflect the approved amount. As actual costs will differ from the projections used in establishing the PGA rate, the Company will either over-recover or under-recover its actual gas costs during the period. The difference between actual costs incurred and costs recovered through the application of the PGA is recorded as a regulatory asset or liability. At the end of the annual deferral period, the balance is amortized over an ensuing 12-month period as amounts are reflected in customer billings.

The WNA model reduces earnings volatility, related to weather variability in the heating season, by providing the Company a level of earnings protection when weather is warmer than normal and providing customers price protection when the weather is colder than normal. The WNA is based on a weather measurement band around the most recent 30-year temperature average. Under the WNA, the Company recovers from its customers the lost margin (excluding gas costs) for the impact of weather that is warmer than normal or refunds the excess margin earned for weather that is colder than normal. The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day. For the three months and six months ended March 31, 2018, the Company accrued approximately $161,000 and $124,000 under the WNA as a reduction in revenue and margin for weather that was 3.1% and 1.5% colder than normal, respectively. For the same periods last year, the Company accrued approximately $982,000 and $1,605,000 in additional revenue and margin for weather that was nearly 20% and 18% warmer than normal. The current WNA year ended on March 31, 2018 and once the SCC approves the billing factors, the Company will apply the WNA refund to customers' bills.
The Company also has an approved rate structure in place that mitigates the impact of financing costs associated with its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs,” of its investment in natural gas inventory. This ICC factor applied to the cost of inventory is based on the Company’s weighted-average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes ICC revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less carrying cost revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighting of the components that are used to determine the weighted-average cost of capital. The average unit price of gas in storage during the first six months of the current fiscal year was $0.29 per decatherm, or 10%, higher than the same period last year, as natural gas commodity prices were higher during the storage replenishment in 2017 as compared to 2016. However, because the ratio of debt to equity has increased compared to last year, the ICC factor applied to inventory balances decreased. The net result is a smaller increase in ICC revenues for both the three-month and six-month periods. The equity investment in Roanoke Gas will increase the weighted-average cost of capital and the ICC factor for the balance of the year leading to potentially higher ICC revenues.
The Company’s non-gas rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal rate application with the SCC utilizing historical information, including investment in natural gas facilities. Generally, investments related to extending service to new customers are recovered through the non-gas rates currently in place. The investment in replacing and upgrading existing infrastructure is not recoverable until a formal rate application is filed and approved to include the additional investment in new non-gas rates. The SAVE Plan, however, provides the Company with the ability to recover costs related to investments in qualified infrastructure projects on a prospective basis. The SAVE Plan provides a mechanism through which the Company may recover the related

RGC RESOURCES, INC. AND SUBSIDIARIES

depreciation and expenses and provides a return on rate base for the related additional capital investments until such time that a formal rate application is filed. As the Company did not file for an increase in non-gas rates during the prior four years and the level of capital investment continues to grow, SAVE Plan revenues have continued to increase corresponding to the growth in qualified SAVE related infrastructure projects. The Company recognized approximately $1,169,000 and $2,245,000 in SAVE Plan revenues for the three-month and six-month periods ended March 31, 2018, compared to approximately $922,000 and $1,803,000 for the same periods last year. These SAVE Plan revenues will be included as part of the new non-gas base rates the next time the Company files for a non-gas rate increase.

Results of Operations
Three Months Ended March 31, 2018:
Net income increased by $240,730 for the three months ended March 31, 2018, compared to the same period last year. Improved quarterly performance is attributable to increased revenues from the SAVE Plan, customer growth and the timing effect of the accrued refund for excess revenues collected from customers related to the reduction in income tax expense resulting from the lower federal income tax rate. A more detailed explanation of the quarterly effect on net income related to the reduction in revenues mandated by the SCC and the reduction in tax expense associated with the Tax Act is provided under the Regulatory and Tax Reform section below.
The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended March 31,
	2018	2017	Increase / (Decrease)	Percentage
Operating Revenues
Gas Utilities	$24,608,576	$21,662,624	$2,945,952	14%
Other	309,397	237,389	72,008	30%
Total Operating Revenues	$24,917,973	$21,900,013	$3,017,960	14%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	3,362,966	2,593,971	768,995	30%
Transportation and Interruptible	781,428	791,038	(9,610)	(1)%
Total Delivered Volumes	4,144,394	3,385,009	759,385	22%
Heating Degree Days (Unofficial)	2,134	1,681	453	27%
Total operating revenues for the three months ended March 31, 2018, compared to the same period last year, increased due to a combination of increased natural gas deliveries related to much colder weather, higher average commodity prices during the second quarter of fiscal 2018 and SAVE revenues more than offsetting the excess revenue adjustment. Total delivered volumes increased by 22% as evidenced by the 27% increase in heating degree days. The 2,134 heating degree days were actually 3% colder than normal. The average commodity price of natural gas delivered during the current quarter was approximately 6% per decatherm higher than the same period last year as colder weather increased demand for natural gas. SAVE Plan revenues grew by 27% due to the Company's ongoing investment in its SAVE related infrastructure replacement program. The Company recorded a reserve in the amount of $358,901 associated with the estimated excess revenues billed to customers as a result of the reduction in the corporate federal income tax rate.

	Three Months Ended March 31,
	2018	2017	Increase	Percentage
Gross Margin
Gas Utilities	$10,865,299	$10,726,376	$138,923	1%
Other	141,410	103,354	38,056	37%
Total Gross Margin	$11,006,709	$10,829,730	$176,979	2%
Regulated natural gas margins from utility operations increased from the same period last year primarily as a result of increased SAVE revenues and customer growth offsetting the adjustment to reduce revenues for the impact of the estimated excess

RGC RESOURCES, INC. AND SUBSIDIARIES

billings to customers as a result of the reduction in the corporate federal income tax rate. SAVE revenues increased by $246,185 as discussed in more detail above. Volumetric margins net of the WNA adjustment and customer base charge increased due to customer growth and increased usage by commercial customers. Gross margin was reduced for the estimated excess revenues deferred to a regulatory liability related to the reduction in the federal corporate income tax rate. More information is provided under the Tax Reform and Regulatory section below.
The components of and the change in gas utility margin are summarized below:

	Three Months Ended March 31,
	2018	2017	Increase / (Decrease)
Customer Base Charge	$3,146,489	$3,134,398	$12,091
Carrying Cost	106,162	101,986	4,176
SAVE Plan	1,168,529	922,344	246,185
Volumetric	6,921,210	5,556,428	1,364,782
WNA	(160,535)	982,375	(1,142,910)
Other Gas Revenues	42,345	28,845	13,500
Excess Revenue Refund	(358,901)	—	(358,901)
Total	$10,865,299	$10,726,376	$138,923
Operation and maintenance expenses increased by $264,730, or 8%, from the same period last year primarily related to reductions in capitalized overheads partially offset by lower benefit costs. Total capitalized overheads declined by $343,000, due a 33% reduction in capital expenditures subject to overhead capitalization, compared to the same period last year. Capital expenditures lagged behind last year's levels due to weather conditions and the timing of certain projects; however, total capital expenditures for fiscal 2018 are expected to exceed fiscal 2017. Employee benefit costs declined by $129,000 as a result of a $177,000 decrease in the actuarially determined expenses due to strong asset performance of both the the pension and the other post-retirement benefit plans, a higher discount rate for valuing the benefit plan liabilities and the previously implemented soft freeze of the pension plan. The remaining $48,000 difference is primarily attributed to increase in health insurance premiums even though total employee head count has declined. Reductions in operations payroll were offset by higher contracted services, primarily due to customer service outsourcing.
General taxes increased by $25,589, or 5%, due to higher property taxes associated with increases in utility property partially offset by lower payroll taxes associated with fewer employees.

Depreciation expense increased by $169,149, or 11%, on a corresponding increase in utility plant investment.
Equity in earnings of unconsolidated affiliate increased by $97,888, more than doubling last year, due to escalation in construction activities requiring increased investment in the Mountain Valley Pipeline ("MVP") project. As the corresponding earnings are primarily composed of allowance for funds used during construction ("AFUDC"), the increased investment will result in a greater level of AFUDC income. Additional information about the Company's investment in the MVP can be found under the Equity Investment in Mountain Valley Pipeline section below.
Interest expense increased by $163,706, or 35%, due to a 26% increase in total average debt to finance the Company's capital expenditures and ongoing investment in MVP and rising interest rates on the Company's variable rate debt. The combination of the issuance of the new $8,000,000 notes in October and rising interest rates on the line-of-credit and Midstream notes served to increase the weighted-average effective interest rate from 3.56% in the second quarter of fiscal 2017 to 3.77% during the second fiscal quarter of 2018.
Income tax expense declined by $567,152, or 29%, due to lower pre-tax income and the reduction in the federal corporate income tax rate due to the passage of the Tax Act. The combined state and federal tax rate declined from 37.96% to a blended 28.84% in fiscal 2018. The effective tax rate was 28.9% for the quarter compared to 38.0% for the same period last year. Additional information regarding the Tax Act and its impact on the Company is provided under the Regulatory and Tax Reform section below.
Six Months Ended March 31, 2018:
Net income increased by $67,974 for the six months ended March 31, 2018, compared to the same period last year due to higher revenues from the SAVE Plan, customer growth and the timing effect of the accrued refund for excess revenues

RGC RESOURCES, INC. AND SUBSIDIARIES

collected from customers related to the reduction in income tax expense resulting from the lower federal income tax rate. More information on the effect on net income related to the reduction in revenues mandated by the SCC and the reduction in tax expense associated with the Tax Act is provided under the Regulatory and Tax Reform section below.
The tables below reflect operating revenues, volume activity and heating degree-days.

	Six Months Ended March 31,
	2018	2017	Increase	Percentage
Operating Revenues
Gas Utilities	$43,128,570	$40,174,957	$2,953,613	7%
Other	545,454	513,641	31,813	6%
Total Operating Revenues	$43,674,024	$40,688,598	$2,985,426	7%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	5,579,675	4,535,468	1,044,207	23%
Transportation and Interruptible	1,518,536	1,484,036	34,500	2%
Total Delivered Volumes	7,098,211	6,019,504	1,078,707	18%
Heating Degree Days (Unofficial)	3,631	2,968	663	22%
Operating revenues for the six months ended March 31, 2018 increased over the same period last year due to significant increases in natural gas deliveries and SAVE revenues more than offsetting the excess revenue adjustment. Total natural gas deliveries increased by 18% due to 22% more heating degree days during the period. SAVE revenues accounted for $442,009 of the increase, while revenues were reduced by $821,343 due to the transfer of the estimated excess revenues billed to customers to a regulatory liability. Average commodity price of gas was nearly unchanged compared to the same period last year.

	Six Months Ended March 31,
	2018	2017	Increase / (Decrease)	Percentage
Gross Margin
Gas Utilities	$19,823,887	$19,991,857	$(167,970)	(1)%
Other	256,257	228,778	27,479	12%
Total Gross Margin	$20,080,144	$20,220,635	$(140,491)	(1)%
Regulated natural gas margins from utility operations decreased from the same period last year primarily as a result of the reduction in regulated revenues of Roanoke Gas due to the estimated excess revenues reserve more than offsetting greater SAVE revenues and increased sales due to customer growth. The Company transferred $821,343 from revenues to a regulatory liability for future refund to customers for the excess revenues collected from customers due to the reduction in the federal income tax rate as discussed in more detail above and under the Tax Reform and Regulatory section below. SAVE revenues grew by $442,009 and volumetric margin, net of the adjustment for WNA, increased by $144,514.
The components of and the change in gas utility margin are summarized below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Six Months Ended March 31,
	2018	2017	Increase / (Decrease)
Customer Base Charge	$6,248,595	$6,218,206	$30,389
Carrying Cost	310,441	299,787	10,654
SAVE Plan	2,244,948	1,802,939	442,009
Volumetric	11,881,683	10,008,070	1,873,613
WNA	(123,765)	1,605,334	(1,729,099)
Other Gas Revenues	83,328	57,521	25,807
Excess Revenue Refund	(821,343)	—	(821,343)
Total	$19,823,887	$19,991,857	$(167,970)
Operation and maintenance expenses increased by $70,013, or 1%, over the same period last year primarily for the same reasons as reflected in the quarter: reductions in capitalized overheads partially offset by lower benefit costs. Total capitalized overheads declined by $382,000 due to a 21% reduction in capital expenditures subject to overhead capitalization compared to the same period last year. Capital expenditures lagged behind last year's levels due to weather conditions and the timing of certain projects. Total capital expenditures for fiscal 2018 are expected to exceed fiscal 2017. Total employee benefit costs declined by $368,000 primarily due to reductions in the actuarially determined expenses for both the the pension and the other post-retirement benefit plans. The remaining increase relates to a variety of offsetting factors including reductions in payroll and increases in contracted services.
General taxes increased by $50,837, or 6%, due to higher property taxes associated with increases in utility property partially offset by lower payroll taxes associated with fewer employees.

Depreciation expense increased by $328,299, or 10%, on higher utility plant investment.
Equity in earnings of unconsolidated affiliate increased by $162,159, or 91%, due to the increasing investment in the MVP project. Additional information about the Company's investment in the MVP can be found under the Equity Investment in Mountain Valley Pipeline section below.
Interest expense increased by $317,830, or 34%, due to a 27% increase in total average debt outstanding and rising interest rates on the Company's variable rate debt. The weighted-average effective interest rate increased from 3.48% in the first half of fiscal 2017 to 3.69% during the first half of fiscal 2018.
Income tax expense declined by $803,820, or 24%, due to lower pre-tax income and the application of lower income tax rates due to the passage of the Tax Act. The effective tax rate for the first six months of fiscal 2018 was 31.5% compared to 38.0% for the same period last year. The effective tax rate for the current period is higher than the blended rate of 28.84% due to the valuation adjustments to the net deferred tax assets of the unregulated operations. These valuation adjustments to the deferred taxes of the unregulated operations are charged to income tax expense in accordance with U.S. GAAP. Since the unregulated operations had a net deferred tax asset, the adjustment resulted in a charge to income tax expense of approximately $208,000. Excluding the $208,000 tax adjustment, the effective tax rate for the current quarter would have been 29%. The valuation adjustment to the net deferred tax liability of the regulated operations of Roanoke Gas was transferred to a regulatory liability as discussed in Note 4 and under the Regulatory and Tax Reform section below.
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
The Company considers an estimate to be critical if it is material to the financial statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. The Company's current quarter adjustments for the effect of the Tax Act includes estimates related to the revaluation of deferred income tax adjustments due to the blended income tax rate and the refund of excess billings to customers pending revisions to customer billing rates to be approved by the SCC. The Company believes these adjustments to be reasonable estimates of the financial effect of the tax change based upon the best information available. These estimates will

RGC RESOURCES, INC. AND SUBSIDIARIES

be adjusted as necessary once the SCC reviews and approves the Company's proposed rates and methodology. There have been no other changes to the critical accounting policies as reflected in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.
Asset Management
Roanoke Gas uses a third-party asset manager to manage its pipeline transportation, storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the asset manager pays Roanoke Gas a monthly utilization fee, which is used to reduce the cost of gas for customers. In March 2018, Roanoke Gas executed a new asset management agreement with the same asset manager under terms similar to the expired contract.
Equity Investment in Mountain Valley Pipeline
On October 1, 2015, the Company through its wholly-owned subsidiary, RGC Midstream, LLC ("Midstream"), entered into an agreement to become a 1% member in Mountain Valley Pipeline, LLC (the "LLC"). The purpose of the LLC is to construct and operate the MVP, a FERC regulated natural gas pipeline connecting Equitran's gathering and transmission system in northern West Virginia to the Transco interstate pipeline in south central Virginia. On October 13, 2017, FERC issued the MVP Certificate of Public Convenience and Necessity, and since January 2018, FERC has issued several Notices to Proceed ("NTP"), which granted the LLC permission to begin construction activities. The LLC has submitted additional requests to FERC for NTP, which are pending approval at this time. The LLC has received the necessary federal permits and the required Virginia and West Virginia environmental agency permits. The managing partner of the LLC currently targets the in-service date for the MVP to be the end of calendar 2018.

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

The total project cost is anticipated to be approximately $3.5 billion. As a 1% member in the LLC, Midstream's cash contribution is expected to be approximately $35 million. The agreement provides for a schedule of cash draws to fund the project. The initial payments were for the acquisition of land and materials related to the construction of the pipeline and other pre-construction costs. As the NTPs are granted and construction activities progress, more significant cash draws will be required. Initial funding for the investment in the LLC is provided through the Midstream credit facility, which has been amended, whereby Midstream may borrow up to a total of $38 million through 2020. The increased limits provide Midstream with additional funding resources in the event the cost of its investment in the LLC exceeds current projections. See Note 7 for more information on the borrowing facility and amendment.

Most of the current earnings from the investment in MVP relate to AFUDC income generated by the deployment of capital in the design, engineering, materials procurement, project management and construction of the pipeline. AFUDC is an accounting method whereby the costs of debt and equity funds used to finance facility infrastructure are credited to income and charged to the cost of the project. With the required federal and state approvals received, the level of investment in the MVP will accelerate as construction activities have begun in earnest. As investment in the MVP grows, so will the amount of AFUDC recognized until the pipeline is placed in service. Earnings after the pipeline becomes operational will be derived from the fees charged for transporting natural gas through the pipeline.

On April, 11, 2018, the LLC announced the MVP Southgate project ("Southgate"), which is a 70 mile pipeline that will extend from the Mountain Valley Pipeline mainline in Virginia to delivery points in Rockingham and Alamance counties in North Carolina. The Southgate in-service date is targeted for the end of 2020. Midstream will be a participant in this project.
Tax Reform and Regulatory
On December 22, 2017, the President signed into law the Tax Cuts and Job Act (the "Tax Act"), which provided sweeping changes to the federal income tax code. The most significant change to corporate entities was the reduction of the maximum federal income tax rate from 35% to 21%. Another significant change included the elimination of bonus depreciation for

RGC RESOURCES, INC. AND SUBSIDIARIES

utilities in exchange for retaining full deductibility of utility related interest expense. There were several other changes to the tax code under the Tax Act that will have lesser effects on the Company.
As the tax rate change became effective January 1, 2018, the Company is using a blended tax rate calculated on the average number of days each tax rate is in effect during the current fiscal year. The Company's calculated federal tax rate during fiscal 2018 is 24.3% with an overall effective rate including state income tax of 28.84%. The overall effective rate will decline to 25.74% beginning in fiscal 2019.
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
For the six-months ended March 31, 2018, the Company recorded an estimated reduction to revenue and established a regulatory liability in the amount of $821,343 to remove the excess revenues collected from customers. On an annualized basis, the reduction for the excess revenues included in the Company's billing rates should approximate the reduction in income tax expense resulting from the lower federal income tax rate. However, on a quarter-to-quarter basis, the reduction in income tax expense reflected in the financial statements will exceed the amount of revenue deferral during the first six months, thereby increasing net income in comparison to the prior year. Conversely, over the last six months of the fiscal year, the revenue deferral will exceed the reduction in income tax expense resulting in a reduction in net income during the final two quarters when compared to the same periods last year. The reason for the timing difference between the reduction in revenues and the reduction in income tax expense relates to the seasonality of Roanoke Gas' business. During the first six months of the year, the Company realizes approximately 60% of its annual regulated margin while at the same time it recognizes more than 80% of its pre-tax income for the year. Therefore, the Company has recorded 60% of its excess revenue deferral, while reflecting 80% of the annual reduction in income tax expense. During the last six months of the fiscal year, the scenario reverses and nearly 20% of the annual reduction in income tax expense will be reflected while 40% of the excess revenue will be deferred.
The estimated refund will be revised as necessary once the SCC reviews and approves the adjustment calculations and methodology for determining the refund. The method, amount and timing of the refunds will be determined by the SCC.
The Company continues to recover the costs of its infrastructure replacement program through its SAVE Plan. On September 28, 2017, the Company received SCC approval to implement new SAVE rates related to the proposed qualifying SAVE investments in calendar 2018. These new SAVE rates are designed to recover the additional expenses of the SAVE investment in addition to a return on the increase in rate base. The 2018 SAVE Plan continues to focus on the replacement of the pre-1973 plastic pipe and includes the replacement of one custody transfer station.
Capital Resources and Liquidity

RGC RESOURCES, INC. AND SUBSIDIARIES

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
Cash and cash equivalents increased by $4,776,934 for the six-month period ended March 31, 2018, compared to a $97,151 decrease for the same period last year. The following table summarizes the sources and uses of cash:

	Six Months Ended March 31,
	2018	2017
Cash Flow Summary Six Months Ended
Net cash provided by operating activities	$10,648,528	$11,644,148
Net cash used in investing activities	(13,851,993)	(12,307,848)
Net cash provided by financing activities	7,980,399	566,549
Increase (decrease) in cash and cash equivalents	$4,776,934	$(97,151)
The seasonal nature of the natural gas business causes operating cash flows to fluctuate significantly during the year as well as from year to year. Factors, including weather, energy prices, natural gas storage levels and customer collections, contribute to working capital levels and the related cash flows. Generally, operating cash flows are positive during the second and third quarters as a combination of earnings, declining storage gas levels and collections on customer accounts all contribute to higher cash levels. During the first and fourth quarters, operating cash flows generally decrease due to increases in natural gas storage levels, rising customer receivable balances and construction activity.
Cash flow provided by operations is primarily driven by net income, depreciation, reductions in natural gas storage inventory and increases in accounts receivable during the first six months of the fiscal year. Cash flow from operating activities decreased from the same period last year by $995,620, primarily due to a smaller increase in gas cost over-collections partially offset by a much smaller WNA receivable. The smaller increase in gas cost over-collections resulted from lower commodity prices on natural gas during the the second quarter of fiscal 2017. When the quarterly PGA factor was established in December 2016 for the subsequent quarter, the natural gas future prices used in developing the PGA rate for customer billing purposes were higher than the actual commodity prices realized. As a result, over-collections increased by $3,426,366 for the first six months of fiscal 2017 compared $960,706 for the first six months of fiscal 2018. For the six months ended March 31, 2018, the WNA receivable included in accounts receivable decreased by $123,765 to a balance of $125,075 on weather that was 1.5% colder than normal, while the WNA receivable for the same six month period last year increased by $1,605,334 associated with weather that was 18% warmer than normal. A summary of the cash provided by operations is listed below:

	Six Months Ended March 31,
Cash Flow From Operating Activities:	2018	2017	Increase / (Decrease)
Net income	$5,525,391	$5,457,417	$67,974
Depreciation	3,531,558	3,202,180	329,378
Increase in over-collections	960,706	3,426,366	(2,465,660)
Increase in accounts receivable	(5,516,423)	(7,027,343)	1,510,920
Other	6,147,296	6,585,528	(438,232)
Net Cash Provided by Operations	$10,648,528	$11,644,148	$(995,620)
Investing activities are generally composed of expenditures related to investment in the Company's utility plant projects, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and distribution system facilities, expanding the natural gas system to meet the demands of customer growth, as well as the continued investment in the MVP. The Company is continuing its focus on SAVE infrastructure replacement projects including the replacement of pre-1973 first generation plastic pipe and replacement of a natural gas transfer station. Total capital expenditures for the first six months were $10.1 million, which represented a $1.3 million reduction from the same period last year. The decrease is attributable in part to expenditures made last year related to the installation of an automated meter reading system ("AMR") completed in fiscal 2017 and inclement weather conditions during the current year, Current projections indicate that total 2018 capital expenditures should exceed last year.

RGC RESOURCES, INC. AND SUBSIDIARIES

Investing cash flows also includes the Company's funding of its participation in the MVP, with a total cash investment of $3,804,844 for the six months ended March 31, 2018. With FERC approval and the issuance of several NTPs, construction activities have escalated with staging areas in place, tree clearing underway and pipeline construction scheduled to begin shortly. The Company will increase its utilization of the Midstream credit facility to meet the accelerating funding requirements.
Financing activities generally consist of long-term notes payable and line-of-credit borrowings and repayments, issuance of stock and the payment of dividends. Cash flows provided by financing activities were $7,980,399 for the current period compared to $566,549 for the same period last year. The increase in financing cash flows is attributable to higher non line-of-credit borrowings and proceeds from an equity issue. The Company borrowed $3,951,000 under the Midstream credit facility compared to $2,264,000 for the same period last year. In addition, Roanoke Gas issued $8,000,000 in notes in October 2017 compared to a $7,000,000 bank note issued during the prior year. These notes were used to refinance part of the line-of-credit balance that provided capital expenditure bridge financing. The Company also realized more than $15,000,0000 in net proceeds from the issuance of 700,000 shares of common stock in March 2018. $15,000,000 of the equity issue was invested directly into Roanoke Gas to supplement the funding of its infrastructure improvement program. Resources long-term capitalization ratio improved from 46.7% equity and 53.3% debt at December 31, 2017 to 58.7% equity and 41.3% debt at March 31, 2018. The Company uses its line-of-credit arrangement to fund seasonal working capital needs as well as provide temporary financing for capital projects. The issuance of both the $8,000,000 in notes and the $15,000,000 equity investment in Roanoke has temporarily eliminated the balance on the line-of-credit. Based on current projections for capital expenditures as well as working capital funding needs, the Company anticipates to begin utilizing the line-of-credit again by the summer.
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
On March 26, 2018, Roanoke Gas entered into a new unsecured revolving line-of-credit note agreement. The new line-of-credit agreement is for a two-year term expiring March 31, 2020, replacing the prior two-year agreement scheduled to expire on March 31, 2019. The new agreement maintains the same variable interest rate based on 30-day LIBOR plus 100 basis points and availability fee of 15 basis points applied to the unused balance on the note. The agreement also maintains the multi-tiered borrowing limits to accommodate seasonal borrowing demands and minimize borrowing costs. The total available borrowing limits during the term of the agreement range from $2,000,000 to $25,000,000. As the agreement is for a two-year term, amounts drawn against the new agreement are generally considered to be non-current.

On April 11, 2018, Midstream entered into the First Amendment to Credit Agreement ("Amendment") and amendments to the related Promissory Notes ("Notes") originally issued in December 2015. Under the provisions of the Amendment, the total borrowing limits under the Notes increased to $38,000,000 with a reduction in the interest rate to 30-day LIBOR plus 135 basis points. Furthermore, the Amendment removed the requirement for Midstream to provide $5,000,000 in funding outside of the Notes and now allows for the entire investment in the LLC to be funded through these amended Notes. The additional limits under the Notes provide Midstream with additional funding resources in the event the cost of its investment in the LLC exceeds current projections.

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
Interest Rate Risk
The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At March 31, 2018, the Company had no outstanding balance under its variable rate line-of-credit with an average balance outstanding during the six-month period of $11,140,390. The Company also had $10,263,200 outstanding under a 5-year variable-rate term credit facility. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable-rate debt outstanding during the period would have resulted in an increase for the current period of approximately $103,000. The Company's other long-term debt is at fixed rates or is hedged with an interest rate swap.
Commodity Price Risk
The Company manages the price risk associated with purchases of natural gas by using a combination of liquefied natural gas (LNG) storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.
At March 31, 2018, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had 514,917 decatherms of gas in storage, including LNG, at an average price of $3.63 per decatherm, compared to 671,479 decatherms at an average price of $3.19 per decatherm last year. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, as any additional costs or benefits associated with the settlement of derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

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
As of March 31, 2018, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.
Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information
ITEM 1 – LEGAL PROCEEDINGS
None.
ITEM 1A – RISK FACTORS
No changes.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
None.
ITEM 6 – EXHIBITS

Number	Description
10.1*	Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC dated April 6, 2018.
10.2	Guaranty Agreement by RGC Resources, Inc. in favor of Mountain Valley Pipeline, LLC,.
10.3
Natural Gas Asset Management Agreement by and between Roanoke Gas Company and Sequent Energy Management, LP effective April 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 27, 2018)

10.4
Parental Guaranty by RGC Resources, Inc. in favor of Sequent Energy Management, LP effective April 1, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 27, 2018)

10.5
Revolving Line of Credit Note in the original principal amount of $25,000,000 by Roanoke Gas Company in favor of Wells Fargo Bank, N.A. dated as of March 26, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 27, 2018)

10.6
Second Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated as of March 26, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 27, 2018)

10.7
First Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Union Bank & Trust and Branch Bank and Trust dated April 11, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 12, 2018)

10.8
Amended and Restated Note in the principal amount of $22,800,000 in favor of Union Bank & Trust due December 29, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 12, 2018)

10.9
Amended and Restated Note in the principal amount of $15,200,000 in favor of Branch Banking and Trust due December 29, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 12, 2018)

10.10
Underwriting Agreement, dated as of March 15, 2018, among the Company and the Underwriters (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed on March 19, 2018)

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2018 and September 30, 2017, (ii) Condensed Consolidated Statements of Income for the three months and six months ended March 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended March 31, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and 2017, and (v) Condensed Notes to Condensed Consolidated Financial Statements.

*	Confidentiality treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission
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

RGC Resources, Inc.

Date: May 7, 2018	By:	/s/ Paul W. Nester
Paul W. Nester
Vice President, Secretary, Treasurer and CFO