Form 10-Q/A
period 2018-03-31
RGC RESOURCES INC
filed 2018-07-03
CIK 1069533

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

Explanatory Note

RGC Resources, Inc. (Resources) originally filed its Quarterly Report on Form 10-Q for the period ended March 31, 2018 (the Original Filing) with the Securities and Exchange Commission (SEC) on May 7, 2018. Resources is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the Form 10-Q/A and, together with the Original Filing, the Form 10-Q) solely to re-file Exhibit 10.1 to the Original Filing in response to comments from the SEC in connection with Resources' request for confidential treatment of certain portions of the Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated April 6, 2018 and filed as Exhibit 10.1 to the Original Filing.

Except for the foregoing, this Form 10-Q/A does not amend the Original Filing in any way and does not modify or update any disclosures contained in the Original Filing including, but not limited to, any forward-looking statements made in the Original Filing, which have not been revised to reflect events that occurred or facts that became known after the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and Resources' other filings made with the SEC subsequent to the Original Filing.

Part II - Other Information
ITEM 6 – EXHIBITS

Number	Description
10.1*	Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC dated April 6, 2018.
10.2	Guaranty Agreement by RGC Resources, Inc. in favor of Mountain Valley Pipeline, LLC (incorporated by reference to Exhibit 10.2 on Form 10-Q as filed May 7, 2018)
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

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.
101	Interactive Data File - Previously Filed

*	Confidentiality treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RGC Resources, Inc.

Date: July 3, 2018	By:	/s/ Paul W. Nester
Paul W. Nester
Vice President, Secretary, Treasurer and CFO