Form 10-Q
period 2018-06-30
RGC RESOURCES INC
filed 2018-08-06
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Common Stock, $5 Par Value	7,986,856

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30, 2018	September 30, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,200,502	$69,640
Accounts receivable (less allowance for uncollectibles of $347,175 and $99,456, respectively)	4,027,904	3,492,703
Materials and supplies	1,059,181	1,021,191
Gas in storage	5,053,727	7,701,894
Prepaid income taxes	234,997	1,796,825
Interest rate swap	87,926	26,777
Other	1,478,827	1,576,574
Total current assets	13,143,064	15,685,604
UTILITY PROPERTY:
In service	211,493,563	204,223,714
Accumulated depreciation and amortization	(62,442,675)	(59,765,987)
In service, net	149,050,888	144,457,727
Construction work in progress	12,054,375	3,470,244
Utility plant, net	161,105,263	147,927,971
OTHER ASSETS:
Regulatory assets	11,791,176	11,796,260
Investment in unconsolidated affiliate	22,026,401	7,445,106
Interest rate swap	205,162	90,066
Other	484,661	190,064
Total other assets	34,507,400	19,521,496
TOTAL ASSETS	$208,755,727	$183,135,071

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30, 2018	September 30, 2017
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Dividends payable	$1,241,678	$1,050,281
Accounts payable	6,789,299	5,122,899
Capital contributions payable	9,800,720	1,055,504
Customer credit balances	612,140	1,220,578
Customer deposits	1,481,512	1,471,960
Accrued expenses	2,488,378	3,006,936
Over-recovery of gas costs	993,113	1,438,074
Rate refund	1,147,829	—
Total current liabilities	24,554,669	14,366,232
LONG-TERM DEBT:
Notes payable	57,349,200	43,812,200
Line-of-credit	—	17,791,760
Less unamortized debt issuance costs	(294,976)	(291,949)
Long-term debt net of unamortized debt issuance costs	57,054,224	61,312,011
DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	6,275,752	6,069,993
Regulatory cost of retirement obligations	10,896,740	10,055,189
Benefit plan liabilities	7,170,588	8,214,326
Deferred income taxes	11,631,111	23,076,848
Regulatory liability - deferred income taxes	11,742,274	—
Total deferred credits and other liabilities	47,716,465	47,416,356
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 7,985,752 and 7,240,846, respectively	39,928,760	36,204,230
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	12,832,610	292,485
Retained earnings	27,758,594	24,746,021
Accumulated other comprehensive loss	(1,089,595)	(1,202,264)
Total stockholders’ equity	79,430,369	60,040,472
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$208,755,727	$183,135,071
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2018 AND 2017
UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
OPERATING REVENUES:
Gas utility	$11,546,797	$11,171,499	$54,675,367	$51,346,456
Non-utility	342,773	264,325	888,227	777,966
Total operating revenues	11,889,570	11,435,824	55,563,594	52,124,422
OPERATING EXPENSES:
Cost of gas - utility	4,870,683	4,679,047	28,175,366	24,862,147
Cost of sales - non utility	176,728	122,375	465,925	407,238
Operations and maintenance	2,782,916	3,294,939	9,438,283	9,880,293
General taxes	458,142	450,528	1,431,321	1,372,870
Depreciation and amortization	1,734,878	1,560,728	5,204,634	4,702,185
Total operating expenses	10,023,347	10,107,617	44,715,529	41,224,733
OPERATING INCOME	1,866,223	1,328,207	10,848,065	10,899,689
Equity in earnings of unconsolidated affiliate	245,075	111,626	585,399	289,791
Other (income) expense, net	(6,224)	8,738	(1,407)	23,020
Interest expense	583,592	472,300	1,829,423	1,400,301
INCOME BEFORE INCOME TAXES	1,533,930	958,795	9,605,448	9,766,159
INCOME TAX EXPENSE	446,575	343,233	2,992,702	3,693,180
NET INCOME	$1,087,355	$615,562	$6,612,746	$6,072,979
BASIC EARNINGS PER COMMON SHARE	$0.14	$0.09	$0.88	$0.84
DILUTED EARNINGS PER COMMON SHARE	$0.14	$0.08	$0.87	$0.84
DIVIDENDS DECLARED PER COMMON SHARE	$0.1550	$0.1450	$0.4650	$0.4350
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 2018 AND 2017
UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
NET INCOME	$1,087,355	$615,562	$6,612,746	$6,072,979
Other comprehensive income (loss), net of tax:
Interest rate swap	18,998	(25,053)	125,416	73,583
Defined benefit plans	(4,249)	39,742	(12,747)	119,226
OTHER COMPREHENSIVE INCOME, NET OF TAX	14,749	14,689	112,669	192,809
COMPREHENSIVE INCOME	$1,102,104	$630,251	$6,725,415	$6,265,788
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED JUNE 30, 2018 AND 2017
UNAUDITED

	Nine Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,612,746	$6,072,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,297,337	4,793,270
Cost of removal of utility plant, net	(177,175)	(236,292)
Stock option grants	—	73,780
Equity in earnings of unconsolidated affiliate	(585,399)	(289,791)
Changes in assets and liabilities which provided cash, exclusive of changes and noncash transactions shown separately	2,711,554	5,337,120
Net cash provided by operating activities	13,859,063	15,751,066
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(16,093,568)	(16,451,865)
Investment in unconsolidated affiliate	(5,250,680)	(1,803,100)
Proceeds from disposal of equipment	47,606	13,971
Net cash used in investing activities	(21,296,642)	(18,240,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	13,537,000	8,924,000
Borrowings under line-of-credit agreement	19,533,761	31,170,307
Repayments under line-of-credit agreement	(37,325,521)	(35,210,666)
Debt issuance costs	(32,678)	(16,675)
Proceeds from issuance of stock (744,906 and 49,101 shares, respectively)	16,264,655	810,689
Cash dividends paid	(3,408,776)	(3,067,163)
Net cash provided by financing activities	8,568,441	2,610,492
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,130,862	120,564
BEGINNING CASH AND CASH EQUIVALENTS	69,640	643,252
ENDING CASH AND CASH EQUIVALENTS	$1,200,502	$763,816
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,955,847	$1,598,629
Income taxes paid	1,180,000	51,000
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Resources' financial position as of June 30, 2018 and the results of its operations, cash flows and comprehensive income for the three and nine months ended June 30, 2018 and 2017. The results of operations for the three and nine months ended June 30, 2018 are not indicative of the results to be expected for the fiscal year ending September 30, 2018 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

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

Certain reclassifications have been made to the prior year income statements to be consistent with the current year presentation by moving cost of gas - utility and cost of sales - non utility under the operating expenses caption. This reclassification makes the Company's income statement presentation consistent with industry peers.
Recently Issued or Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) that affects any entity that enters into contracts with customers for the transfer of goods or services or transfer of non-financial assets. This guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, the entity satisfies the performance obligation. In August 2015, the FASB issued ASU 2015-14 that deferred the effective date of this guidance by one year making the standard effective for the Company's annual reporting period ending September 30, 2019 and interim periods within that annual period. Subsequent ASUs have been issued, which provide additional guidance to assist in the implementation of the new revenue standard. As of June 30, 2018, the Company is completing the review and evaluation of its revenue streams and does not anticipate the adoption of the new standard to have material impact on its financial position, results of operations or cash flows; however, significant new disclosures will be required as a result of the guidance. The Company plans to adopt the new guidance in the first quarter of fiscal 2019 using the modified retrospective approach.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU leaves the accounting for leases mostly unchanged for lessors, with the exception of targeted improvements for consistency; however, the new guidance requires lessees to recognize assets and liabilities for leases with terms of more than 12 months. The ASU also revises the definition of a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Consistent with current GAAP, the presentation and cash flows arising from a lease by a lessee will primarily depend on its classification as a finance or operating lease. In contrast, the new ASU requires both types of leases to be recognized on the balance sheet. In addition, the new guidance includes quantitative and qualitative disclosure requirements to aid financial statement users in better understanding the amount, timing and uncertainty of cash flows arising from leases. The new guidance is effective for the Company for the annual reporting period ending September 30, 2020 and interim periods within that annual period. Early adoption is permitted. In January 2018, the FASB issued ASU 2018-01, which provides a practical expedient that allows entities the option of not evaluating existing land easements under the new lease standard for those easements that were entered into prior to adoption. New or modified land easements will require evaluation on a prospective basis. Management has not completed its evaluation of the new guidance under ASUs 2016-02 and 2018-01; however, the Company has completed its inventory of leases and does not currently expect the new guidance to have a material effect on its financial position, results of operations or cash flows.

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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits. The primary objective of this guidance is to improve the financial statement presentation of net periodic pension and postretirement benefit costs; however, it also changes which cost components are eligible for capitalization. The amendments in the ASU require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and, if a subtotal for income from operations is presented, outside of income from operations. In addition, the ASU allows only the service cost component of periodic benefit cost to be eligible for capitalization when applicable. This change to capitalization eligibility differs from the treatment currently applied by the Company. The new guidance is effective for the Company for the annual reporting period ending September 30, 2019 and interim periods within that annual period. Early adoption is permitted. Management has had discussions with its state regulators regarding the adoption of this ASU for regulatory purposes. The regulatory body has not taken a position on the change in capitalization requirements for these benefit costs and will evaluate the impact of this ASU on a case by case basis. The Company intends to adopt this ASU effective October 1, 2018 with the change in expense classification on a retrospective basis and the change in capitalization of costs beginning prospectively. If the regulatory body ultimately determines that changes to the capitalization of these retirement benefits is not appropriate for regulatory purposes, the Company may have to establish regulatory assets or liabilities for those costs or benefits excluded from capitalization under this ASU. Management does not expect the new guidance to have a material effect on the Company's consolidated financial statements.

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

In March 2018, the Company issued 700,000 shares of common stock resulting in proceeds of $15,114,823 net of underwriting and other expenses. The Company issued the common stock primarily to provide funding for Roanoke Gas' infrastructure improvement and replacement programs. The stock issue also strengthened the Company's balance sheet by increasing the equity component of its total capitalization ratio.

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

In accordance with the guidance provided by the SEC Staff Accounting Bulletin ("SAB") 118, the Company has made reasonable estimates of the effect of the tax rate change on its deferred tax assets and liabilities. As of December 31, 2017, the Company reduced the net deferred tax liability by $11,533,986 to revalue the liability from a 34% federal tax rate to a 21% federal tax rate. $11,742,274 related to Roanoke Gas and was reclassified to a regulatory liability as discussed in Note 4, while $208,288 was charged to income tax expense during the first quarter related to the unregulated operations of the Company. These estimates are subject to further clarification of provisions of the Tax Act and regulatory approvals from Roanoke Gas' regulatory body.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

refundable to customers. Roanoke Gas established a regulatory liability in the amount of $11,742,274 related to these excess deferred income taxes.

With the implementation of the Tax Act, the Company has a blended federal tax rate of 24.3% for the current fiscal year. On January 8, 2018, the SCC issued a directive requiring the accrual of a regulatory liability for excess revenues collected from customers attributable to the higher federal income tax rate, currently included as a component of customer billing rates, until such time as the SCC approves lower billing rates incorporating the lower tax rate. For the nine-month period through June 30, 2018, the Company has recorded a reduction to revenue and established a regulatory liability in the amount of $1,147,829 reflecting the estimated excess revenue collected from customers since October 1, 2017. The reduction in the estimated excess revenues is expected to correlate with a similar reduction in corporate income tax expense for the regulated operations of Roanoke Gas for the fiscal year. However, the impact to revenues and tax expense on a quarterly basis is subject to variability and will result in variations in net income with the corresponding quarters in the prior fiscal year. This refund of excess revenue as well as the regulatory liability related to the excess deferred taxes on Roanoke Gas are estimates based on the best information currently available. These estimates will be adjusted as necessary in future financial statements once the SCC completes their review and issues a final order. The amount and timing of the refunds will ultimately be determined by the SCC.

Roanoke Gas contracts with a third party asset manager to manage its pipeline transportation, storage rights and gas supply inventories and deliveries. In return for the right to utilize the excess capacities of the transportation and storage rights, the asset manager credits Roanoke Gas a monthly utilization fee. In February 2018, Roanoke Gas filed an application with the SCC for a gas supply incentive mechanism, requesting that the Company be allowed to share the utilization fee credit with its customers. In June 2018, the SCC issued an order approving, retroactive to April 2018, the incentive mechanism, whereby for annual periods beginning April and running through March, customers would receive the initial $700,000 of the utilization fee collected through reduced gas costs and thereafter every additional dollar received during the annual period would be split with 25% to the Company under the incentive mechanism and 75% to benefit its customers. With the retroactive application back to April 2018, the Company did not recognize any amount under the incentive mechanism during the current quarter. Beginning in July 2018, the Company will begin recognizing its 25% income portion as the $700,000 threshold will have been met.

5.	Other Investments

In October 2015, the Company, through its wholly-owned subsidiary, RGC Midstream, LLC ("Midstream"), acquired a 1% equity interest in the Mountain Valley Pipeline, LLC (the “LLC”).

The LLC was established to construct and operate a natural gas pipeline originating in northern West Virginia and extending through south central Virginia. The proposed pipeline will have the capacity to transport approximately 2 million decatherms of natural gas per day. The pipeline has received Federal Energy Regulatory Commission ("FERC") approval and is under construction.

The total project cost is estimated by the LLC managing partner to be between $3.5 billion and $3.7 billion. The Company's 1% equity interest in the LLC will require a total estimated cash investment of between $35 million and $37 million, by periodic capital contributions throughout the design and construction phases of the project. On a quarterly basis, the LLC issues a capital call notice, which specifies the capital contributions to be paid over the subsequent 3 months. As of June 30, 2018, the Company had $9,800,720 remaining to be paid under the most recent notice. The capital contribution payable has been reflected on the Company's balance sheet as of June 30, 2018, with a corresponding increase to Investment in unconsolidated affiliate. Related to capital contributions payable, there was a non-cash $8,745,216 increase in the Investment in unconsolidated affiliate in the nine months ended June 30, 2018. Funding for Midstream's investment in the LLC is being provided through two unsecured promissory notes, each with a 5-year term.

The Company is participating in the earnings of the LLC in proportion to its level of investment. The Company is utilizing the equity method to account for the transactions and activity of the investment.

The financial statement locations of the investment in the LLC are as follows:

Balance Sheet Location of Other Investments:	June 30, 2018	September 30, 2017
Other Assets:
Investment in unconsolidated affiliate	$22,026,401	$7,445,106

RGC RESOURCES, INC. AND SUBSIDIARIES

Current Liabilities:
Capital contributions payable	$9,800,720	$1,055,504

	Three Months Ended		Nine Months Ended
Income Statement Location of Other Investments:	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Equity in earnings of unconsolidated affiliate	$245,075	$111,626	$585,399	$289,791

6.	Derivatives and Hedging

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

The table below reflects the fair values of the derivative instrument and its corresponding classification in the condensed consolidated balance sheet:

	June 30, 2018	September 30, 2017
Derivative designated as hedging instrument:
Current assets:
Interest rate swap	$87,926	$26,777

Other assets:
Interest rate swap	$205,162	$90,066

Total derivatives designed as hedging instruments	$293,088	$116,843

The table in Note 8 reflects the effect on income and other comprehensive income of the Company's cash flow hedge.

7.	Long-Term Debt

On October 2, 2017, Roanoke Gas entered into ten-year unsecured notes in the total principal amount of $8,000,000 with a fixed interest rate of 3.58% per annum. The proceeds from the notes were used to convert a portion of the Company's line-of-credit balance into longer-term financing.

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

On April 11, 2018, Midstream entered into the First Amendment to Credit Agreement ("Amendment") and amendments to the two related Promissory Notes ("Notes") originally issued in December 2015 to finance the capital investment in the LLC. Under the amended agreements, Midstream's total borrowing limits increased from $25 million to $38 million and the interest rate declined to 30-day LIBOR plus 135 basis points. The Amendment now allows for the entire investment in the LLC to be funded through the amended Notes. The increased limits under the Notes provide Midstream with additional funding resources in the event the cost of its investment in the LLC exceeds current projections.

All of the debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization. All of the debt agreements, except for the line-of-credit, provide for priority indebtedness to not exceed 15% of consolidated total assets.

Long-term debt consists of the following:

	June 30, 2018		September 30, 2017
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas Company:
Unsecured senior notes payable, at 4.26% due on September 18, 2034	$30,500,000	$156,879	$30,500,000	$164,119
Unsecured term note payable, at 30-day LIBOR plus 0.90%, due November 1, 2021	7,000,000	11,116	7,000,000	13,618
Unsecured term notes payable, at 3.58% due on October 2, 2027	8,000,000	44,548	—	48,160
RGC Midstream, LLC:
Unsecured term notes payable, at 30-day LIBOR plus 1.35%, due December 29, 2020	11,849,200	82,433	6,312,200	66,052
Total notes payable	$57,349,200	$294,976	$43,812,200	$291,949
Line-of-credit, at 30-day LIBOR plus 1.00%, due March 31, 2020	$—	$—	$17,791,760	$—
Total long-term debt	$57,349,200	$294,976	$61,603,960	$291,949

8.	Other Comprehensive Income
A summary of other comprehensive income and loss is provided below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Three Months Ended June 30, 2018
Interest rate swap:
Unrealized gains	$35,969	$(10,373)	$25,596
Transfer of realized gains to interest expense	(9,272)	2,674	(6,598)
Net interest rate swap	26,697	(7,699)	18,998
Defined benefit plans:
Amortization of actuarial gains	(5,971)	1,722	(4,249)
Other comprehensive income	$20,726	$(5,977)	$14,749
Three Months Ended June 30, 2017
Interest rate swap:
Unrealized losses	$(40,382)	$15,329	$(25,053)
Defined benefit plans:
Amortization of actuarial losses	64,058	(24,316)	39,742
Other comprehensive income	$23,676	$(8,987)	$14,689

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Nine Months Ended June 30, 2018
Interest rate swap:
Unrealized gains	$187,913	$(54,194)	$133,719
Transfer of realized gains to interest expense	(11,668)	3,365	(8,303)
Net interest rate swap	176,245	(50,829)	125,416
Defined benefit plans:
Amortization of actuarial gains	(17,913)	5,166	(12,747)
Other comprehensive income	$158,332	$(45,663)	$112,669
Nine Months Ended June 30, 2017
Interest rate swap:
Unrealized gains	$118,606	$(45,023)	$73,583
Defined benefit plans:
Amortization of actuarial losses	192,174	(72,948)	119,226
Other comprehensive income	$310,780	$(117,971)	$192,809

The amortization of actuarial losses is included as a component of net periodic pension and postretirement benefit cost in operations and maintenance expense.

Reconciliation of Other Accumulated Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2017	$(1,202,264)
Other comprehensive income	112,669
Balance at June 30, 2018	$(1,089,595)

9.	Commitments and Contingencies

Roanoke Gas currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in its service area. The current franchise agreements expire December 31, 2035. The Company's certificates of public convenience and necessity are exclusive and are intended for perpetual duration.

Due to the nature of the natural gas distribution business, the Company has entered into agreements with both suppliers and pipelines for natural gas commodity purchases, storage capacity and pipeline delivery capacity. The Company obtains most of its regulated natural gas supply through an asset manager. The Company utilizes an asset manager to assist in optimizing the use of its transportation, storage rights, and gas supply in order to provide a secure and reliable source of natural gas to its customers. The Company also has storage and pipeline capacity contracts to store and deliver natural gas to the Company’s distribution system. Roanoke Gas is currently served directly by two primary pipelines. These two pipelines deliver all of the natural gas supplied to the Company’s distribution system. Depending on weather conditions and the level of customer demand, failure of one or both of these transmission pipelines could have a major adverse impact on the Company's ability to deliver natural gas to its customers and its results of operations. The Mountain Valley Pipeline will provide Roanoke Gas with access to an additional delivery source to its distribution system.

10.	Earnings Per Share

Basic earnings per common share for the three months and nine months ended June 30, 2018 and 2017 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares. A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net Income	$1,087,355	$615,562	$6,612,746	$6,072,979
Weighted average common shares	7,982,354	7,227,171	7,533,595	7,212,289
Effect of dilutive securities:
Options to purchase common stock	48,698	46,669	46,330	32,275
Diluted average common shares	8,031,052	7,273,840	7,579,925	7,244,564
Earnings Per Share of Common Stock:
Basic	$0.14	$0.09	$0.88	$0.84
Diluted	$0.14	$0.08	$0.87	$0.84

11.	Employee Benefit Plans

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Components of net periodic pension cost:
Service cost	$166,309	$176,669	$498,927	$530,007
Interest cost	272,045	248,900	816,135	746,700
Expected return on plan assets	(465,710)	(404,103)	(1,397,130)	(1,212,309)
Recognized loss	87,758	165,545	263,274	496,635
Net periodic pension cost	$60,402	$187,011	$181,206	$561,033

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Components of postretirement benefit cost:
Service cost	$41,805	$45,817	$125,415	$137,451
Interest cost	160,151	156,706	480,453	470,118
Expected return on plan assets	(155,845)	(142,878)	(467,535)	(428,634)
Recognized loss	70,967	107,440	212,901	322,320
Net postretirement benefit cost	$117,078	$167,085	$351,234	$501,255

The table below reflects the Company's actual contributions made fiscal year-to-date. The Company revised its funding plan and currently does not expect to make any further contributions to either the pension plan or the postretirement medical plan for the balance of the current fiscal year.

	Fiscal Year-to-Date Contributions	Remaining Fiscal Year Contributions
Defined benefit pension plan	$800,000	$—
Postretirement medical plan	300,000	—
Total	$1,100,000	$—

12.	Fair Value Measurements
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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of June 30, 2018 and September 30, 2017:

RGC RESOURCES, INC. AND SUBSIDIARIES

		Fair Value Measurements - June 30, 2018
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$293,088	$—	$293,088	$—
Total	$293,088	$—	$293,088	$—

Liabilities:
Natural gas purchases	$1,556,372	$—	$1,556,372	$—
Total	$1,556,372	$—	$1,556,372	$—

		Fair Value Measurements - September 30, 2017
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$116,843	$—	$116,843	$—
Total	$116,843	$—	$116,843	$—

Liabilities:
Natural gas purchases	$805,159	$—	$805,159	$—
Total	$805,159	$—	$805,159	$—

The fair value of the interest rate swap is determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At June 30, 2018 and September 30, 2017, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

The Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows required to settle the obligation.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. In addition, the carrying amount of the variable rate line-of-credit is a reasonable approximation of its fair value. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of June 30, 2018 and September 30, 2017:

RGC RESOURCES, INC. AND SUBSIDIARIES

		Fair Value Measurements - June 30, 2018
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt	$57,349,200	$—	$—	$56,910,578
Total	$57,349,200	$—	$—	$56,910,578

		Fair Value Measurements - September 30, 2017
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Long-term debt	$43,812,200	$—	$—	$45,689,238
Total	$43,812,200	$—	$—	$45,689,238

The fair value of long-term debt is estimated by discounting the future cash flows of the debt based on current market rates and corresponding interest rate spread.

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of June 30, 2018 and September 30, 2017, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

13.	Subsequent Events

On August 3, 2018, FERC issued an order directing the immediate halt to the construction of the Mountain Valley Pipeline pending re-evaluation of environmental issues by the U.S. Forest Service and the Bureau of Land Management. Due to the legal challenges, the LLC is evaluating its construction plan for the Mountain Valley Pipeline on a daily basis and moved its target in-service date for the pipeline from the fourth quarter of calendar 2018 to the first quarter of calendar 2019.

The Company has evaluated subsequent events through the date the financial statements were issued. There were no items not otherwise disclosed above which would have materially impacted the Company’s condensed consolidated financial statements.

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
On December 22, 2017, the President signed into law the Tax Cuts and Job Act ("Tax Act") which provided sweeping changes to the federal income tax code. The most significant change for the Company is the reduction in the corporate maximum federal income tax rate from 35% to 21%. Under the provisions of the law, the Company began applying the lower corporate income tax rate to earnings beginning this current fiscal year in addition to revaluing its deferred tax assets and liabilities derived from the Company's 34% corporate tax rate down to a 21% tax rate. For the unregulated operations of the Company, the effect of the change in tax rate and revaluation of the deferred taxes are reflected in income tax expense. However, for the regulated operations of Roanoke Gas, the net estimated deferred tax liability adjustment of $11,742,274 was transferred to a regulatory liability for refund to customers, and a rate refund liability in the amount of $1,147,829 has been recorded for the estimated excess billings of customers during the first 9 months of the year as the Company's billing rates were designed to recover the operating expenses and provide a rate of return based on a federal tax rate of 34%. Additional information regarding the Tax Act and its impact on the Company is provided under the Tax Reform and Regulatory section below.

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
The Company's approved billing rates include a component designed to allow for the recovery of the cost of natural gas used by its customers. The cost of natural gas is considered a pass-through cost and is independent of the non-gas rates of the Company. This rate component, referred to as the PGA, allows the Company to pass along to its customers increases and decreases in natural gas costs incurred by its regulated operations. On a quarterly basis, or more frequently if necessary, the Company files a PGA rate adjustment request with the SCC to adjust the gas cost component of its rates up or down depending on projected price and activity. Once administrative approval is received, the Company adjusts the gas cost component of its rates to reflect the approved amount. As actual costs will differ from the projections used in establishing the PGA rate, the Company will either over-recover or under-recover its actual gas costs during the period. The difference between actual costs incurred and costs recovered through the application of the PGA is recorded as a regulatory asset or liability. At the end of the annual deferral period, the balance is amortized over an ensuing 12-month period as those amounts are reflected in customer billings.

The WNA model reduces earnings volatility, related to weather variability in the heating season, by providing the Company a level of earnings protection when weather is warmer than normal and providing customers price protection when the weather is colder than normal. The WNA is based on a weather measurement band around the most recent 30-year temperature average. Under the WNA, the Company recovers from its customers the lost margin (excluding gas costs) for the impact of weather that is warmer than normal or refunds the excess margin earned for weather that is colder than normal. The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day. For the three months ended June 30, 2018 and 2017, the Company accrued approximately $80,000 and $255,000 in additional revenue for weather that was warmer than normal during each of the periods, respectively. For the nine months ended June 30, 2018, the Company accrued approximately $43,000 reduction in revenues for weather that was 1% colder than normal. For the corresponding nine-month period ended June 30, 2017, the Company accrued $1,860,000 in additional revenues for weather that was 19% warmer than normal.
The Company also has an approved rate structure in place that mitigates the impact of financing costs associated with its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs,” of its investment in natural gas inventory. This ICC factor applied to the cost of inventory is based on the Company’s weighted-average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes ICC revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less carrying cost revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighting of the components that are used to determine the weighted-average cost of capital. The average unit price of gas in storage during the first nine months of the current fiscal year was $0.20 per decatherm, or 6.5%, higher than the same period last year, as natural gas commodity prices were higher during the 2017 storage fill season as compared to 2016. During the first three months of fiscal 2018, the average price of gas delivered into storage is below the price of 2017 deliveries. Although ICC revenues are below last year's levels for the quarter and year-to-date, the equity investment in Roanoke Gas will increase the weighted-average cost of capital and the ICC factor going forward leading to potentially higher ICC revenues.
The Company’s non-gas rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal rate application with the SCC utilizing historical information, including investment in natural gas facilities. Generally, investments related to extending service to new customers are recovered through the non-gas rates currently in place. The investment in replacing and upgrading existing infrastructure is not recoverable until a formal rate application is filed and approved to include the additional investment in new non-gas rates. The SAVE Plan, however, provides the Company with the ability to recover costs related to investments in qualified infrastructure

RGC RESOURCES, INC. AND SUBSIDIARIES

projects on a prospective basis. The SAVE Plan provides a mechanism through which the Company may recover the related depreciation and expenses and provides a return on rate base for the related additional capital investments until such time that a formal rate application is filed. As the Company did not file for an increase in non-gas rates during the prior four years and the level of capital investment continues to grow, SAVE Plan revenues have continued to increase corresponding to the growth in qualified SAVE related infrastructure projects. The Company recognized approximately $1,239,000 and $3,484,000 in SAVE Plan revenues for the three-month and nine-month periods ended June 30, 2018, compared to approximately $965,000 and $2,768,000 for the same periods last year. These SAVE Plan revenues will be included as part of the new non-gas base rates in the Company's upcoming rate case filing as discussed under the Regulatory and Tax Reform section below.

Results of Operations
Three Months Ended June 30, 2018:
Net income increased by $471,793 for the three months ended June 30, 2018, compared to the same period last year. Improved quarterly performance is attributable to increased revenues from the SAVE Plan, customer growth and lower operating and maintenance expenses, net of the effect of the accrued refund for excess revenues collected from customers related to the reduction in income tax expense resulting from the lower federal income tax rate. A more detailed explanation of the quarterly effect on net income related to the reduction in revenues mandated by the SCC and the reduction in tax expense associated with the Tax Act is provided under the Regulatory and Tax Reform section below.
The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended June 30,
	2018	2017	Increase	Percentage
Operating Revenues
Gas Utility	$11,546,797	$11,171,499	$375,298	3%
Non-utility	342,773	264,325	78,448	30%
Total Operating Revenues	$11,889,570	$11,435,824	$453,746	4%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	988,318	769,795	218,523	28%
Transportation and Interruptible	666,323	631,297	35,026	6%
Total Delivered Volumes	1,654,641	1,401,092	253,549	18%
Heating Degree Days (Unofficial)	317	245	72	29%
Total operating revenues for the three months ended June 30, 2018, compared to the same period last year, increased due to a combination of increased natural gas deliveries related to a cooler spring, higher SAVE revenues and customer growth more than offsetting the excess revenue adjustment and lower average natural gas commodity prices. Total delivered volumes increased by 18% as evidenced by the 29% increase in heating degree days. The 317 heating degree days were actually 9% warmer than normal but 29% colder than the same period last year. SAVE Plan revenues grew by 21% due to the Company's ongoing investment in its SAVE related infrastructure replacement program. The average commodity price of natural gas delivered during the current quarter was approximately 13% per decatherm lower than the same period last year. The Company recorded a reserve in the amount of $326,486 associated with the estimated excess revenues billed to customers as a result of the reduction in the corporate federal income tax rate.

	Three Months Ended June 30,
	2018	2017	Increase	Percentage
Gas Utility Margin
Utility Revenues	$11,546,797	$11,171,499	$375,298	3%
Cost of Gas	4,870,683	4,679,047	191,636	4%
Gas Utility Margin	$6,676,114	$6,492,452	$183,662	3%

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulated natural gas margins from utility operations (total utility revenues less utility cost of gas) increased from the same period last year primarily as a result of increased SAVE revenues and customer growth offsetting the adjustment to reduce revenues for the impact of the estimated excess billings to customers as a result of the reduction in the corporate federal income tax rate. SAVE revenues increased by $274,373 as discussed in more detail above. Volumetric margins net of the WNA adjustment and customer base charge increased due to customer growth, increased usage by commercial customers and heating degree day sensitivity during the spring months. Gas utility margin was reduced for the estimated excess revenues deferred to a regulatory liability related to the reduction in the federal corporate income tax rate. More information is provided under the Regulatory and Tax Reform section below.
The components of and the change in gas utility margin are summarized below:

	Three Months Ended June 30,
	2018	2017	Increase / (Decrease)
Customer Base Charge	$3,130,911	$3,112,654	$18,257
Carrying Cost	89,920	107,051	(17,131)
SAVE Plan	1,239,070	964,697	274,373
Volumetric	2,431,276	2,025,593	405,683
WNA	80,317	255,163	(174,846)
Other Gas Revenues	31,106	27,294	3,812
Excess Revenue Refund	(326,486)	—	(326,486)
Total	$6,676,114	$6,492,452	$183,662
Operation and maintenance expenses decreased by $512,023, or 16%, from the same period last year primarily related to several factors including higher capitalized overheads, lower benefit costs and the absence of severance costs related to the outsourcing of customer support services function last year. Total capitalized overheads increased by $254,000, due to a 67% rise in capital expenditures subject to overhead capitalization, compared to the same period last year. The increase in capital expenditures for the quarter correspond to improved weather conditions, favorable progress on current year projects and timing of prior year expenditures. Total capital expenditures for fiscal 2018 are expected to exceed fiscal 2017. Employee benefit costs declined by $187,000 as a result of a $177,000 decrease in actuarially determined expenses due to strong asset performance of both the the pension and the other post-retirement benefit plans, a higher discount rate for valuing the benefit plan liabilities and the previously implemented soft freeze of the pension plan. June 2017 included the accrual of severance related payroll and benefit costs for 18 employees who were displaced due to changes in the customer service area. The remaining differences are related to higher bad debt expense and contracted services related to the outsourcing of the customer support services function more than offsetting reductions in operations payroll.
General taxes increased by $7,614, or 2%, as higher property taxes associated with increases in utility property offset lower payroll taxes associated with fewer employees.

Depreciation expense increased by $174,150, or 11%, on a corresponding increase in utility plant investment.
Equity in earnings of unconsolidated affiliate increased by $133,449, more than doubling last year, due to escalation in pipeline construction activities resulting in increased investment in the Mountain Valley Pipeline ("MVP") project. As the corresponding earnings are primarily composed of allowance for funds used during construction ("AFUDC"), the increased investment will result in a greater level of AFUDC income. Additional information about the Company's investment in the MVP can be found under the Equity Investment in Mountain Valley Pipeline section below.
Interest expense increased by $111,292, or 24%, due to a 13% increase in total average debt to finance the Company's capital expenditures and ongoing investment in MVP and rising interest rates on the Company's variable-rate debt. The combination of the issuance of the new $8,000,000 notes in October, increased utilization of the Midstream credit facility and higher interest rates more than offset the reduction in the line-of-credit with proceeds from the equity issue in March. The weighted-average effective interest rate increased from 3.69% in the third quarter of fiscal 2017 to 3.97% during the third quarter of fiscal 2018.
Income tax expense increased by $103,342, or 30%, as much higher pre-tax income more than offset the reduction in the federal corporate income tax rate due to the passage of the Tax Act. The combined state and federal tax rate declined from 37.96% to a blended 28.84% in fiscal 2018. The effective tax rate was 29.1% for the quarter compared to 35.8% for the same

RGC RESOURCES, INC. AND SUBSIDIARIES

period last year. Additional information regarding the Tax Act and its impact on the Company is provided under the Regulatory and Tax Reform section below.
Nine Months Ended June 30, 2018:
Net income increased by $539,767 for the nine months ended June 30, 2018, compared to the same period last year due to higher revenues from the SAVE Plan, customer growth, lower operating and maintenance expenses, net of the effect of the accrued refund for excess revenues collected from customers related to the reduction in income tax expense resulting from the lower federal income tax rate.The tables below reflect operating revenues, volume activity and heating degree-days.

	Nine Months Ended June 30,
	2018	2017	Increase	Percentage
Operating Revenues
Gas Utility	$54,675,367	$51,346,456	$3,328,911	6%
Non-utility	888,227	777,966	110,261	14%
Total Operating Revenues	$55,563,594	$52,124,422	$3,439,172	7%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	6,567,993	5,305,263	1,262,730	24%
Transportation and Interruptible	2,184,859	2,115,333	69,526	3%
Total Delivered Volumes	8,752,852	7,420,596	1,332,256	18%
Heating Degree Days (Unofficial)	3,948	3,213	735	23%
Operating revenues for the nine months ended June 30, 2018 increased over the same period last year due to significant increases in natural gas deliveries and higher SAVE revenues more than offsetting the excess revenue adjustment. Total natural gas deliveries increased by 18% due to 23% more heating degree days during the period. SAVE revenues accounted for $716,382 of the increase, while revenues were reduced by $1,147,829 due to the transfer of the estimated excess revenues billed to customers to a regulatory liability. Average commodity price of gas was slightly lower compared to the same period last year.

	Nine Months Ended June 30,
	2018	2017	Increase	Percentage
Gas Utility Margin
Utility Revenues	$54,675,367	$51,346,456	$3,328,911	6%
Cost of Gas	28,175,366	24,862,147	3,313,219	13%
Gas Utility Margin	$26,500,001	$26,484,309	$15,692	—%
Regulated natural gas utility margins were nearly unchanged from the same period last year as higher SAVE revenues and increased sales from customer growth were offset by the estimated excess revenues reserve. SAVE revenues grew by $716,382 and volumetric margin, net of the adjustment for WNA, increased by $375,351. The Company deferred $1,147,829 in revenues to a regulatory liability for future refund to customers for the estimated excess revenues collected from customers due to the reduction in the federal income tax rate.
The components of and the change in gas utility margin are summarized below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Nine Months Ended June 30,
	2018	2017	Increase / (Decrease)
Customer Base Charge	$9,379,506	$9,330,860	$48,646
Carrying Cost	400,361	406,838	(6,477)
SAVE Plan	3,484,018	2,767,636	716,382
Volumetric	14,312,959	12,033,663	2,279,296
WNA	(43,448)	1,860,497	(1,903,945)
Other Gas Revenues	114,434	84,815	29,619
Excess Revenue Refund	(1,147,829)	—	(1,147,829)
Total	$26,500,001	$26,484,309	$15,692
Operation and maintenance expenses decreased by $442,010, or 4%, from the same period last year primarily due to reductions in compensation and benefit costs and the absence of severance costs related to the outsourcing of the customer support services function last year, partially offset by a reduction in capitalized overheads, higher bad debt expense and the addition of the contracted customer service provider. Total operation and maintenance compensation declined by $144,000 in large part due to the closing of the customer service function. The labor savings were partially offset by a net increase in contracted services primarily related to the outsourced customer service provider. Employee benefit costs declined by $555,000 as a result of decreases in the actuarially determined expenses of both the the pension and the other post-retirement benefit plans. The prior period also included $135,000 in accrued severance costs. Total capitalized overheads declined by $129,000 on nearly the same level of capital expenditures subject to overhead capitalization. The decrease in capitalized overheads reflects a reduction in the rate due to lower labor and benefit costs compared to the same period last year. Bad debt expense increased by $70,000 on higher gross customer billings due to a much colder heating season. The remaining variance relates to a variety of offsetting factors.
General taxes increased by $58,451, or 4%, due to higher property taxes associated with increases in utility property partially offset by lower payroll taxes associated with fewer employees.

Depreciation expense increased by $502,449, or 11%, on higher utility plant investment.
Equity in earnings of unconsolidated affiliate increased by $295,608, or more than double last year, due to the increasing investment in the MVP project. Additional information about the Company's investment in the MVP can be found under the Equity Investment in Mountain Valley Pipeline section below.
Interest expense increased by $429,122, or 31%, due to a 22% increase in total average debt outstanding and rising interest rates on the Company's variable-rate debt. The weighted-average effective interest rate increased to 3.77% during fiscal 2018.
Income tax expense declined by $700,478, or 19%, due to lower pre-tax income and the application of lower income tax rates due to the passage of the Tax Act. The effective tax rate for the first nine months of fiscal 2018 was 31.2% compared to 37.7% for the same period last year. The effective tax rate for the current period is higher than the blended rate of 28.84% due to the valuation adjustments to the net deferred tax assets of the unregulated operations. These valuation adjustments to the deferred taxes of the unregulated operations are charged to income tax expense in accordance with U.S. GAAP. Since the unregulated operations had a net deferred tax asset, the adjustment resulted in a charge to income tax expense of approximately $208,000. Excluding the $208,000 tax adjustment, the effective tax rate for the current year would have been 29%. The valuation adjustment to the net deferred tax liability of the regulated operations of Roanoke Gas was transferred to a regulatory liability as discussed in Note 4 and under the Regulatory and Tax Reform section below.
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
The Company considers an estimate to be critical if it is material to the financial statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. The Company's adjustments for the effect of the Tax Act includes estimates related to the revaluation of

RGC RESOURCES, INC. AND SUBSIDIARIES

deferred income tax adjustments due to the blended income tax rate and the refund of excess billings to customers pending revisions to customer billing rates to be approved by the SCC. The Company believes these adjustments to be reasonable estimates of the financial effect of the tax change based upon the best information available. These estimates will be adjusted as necessary once the SCC reviews and approves the Company's proposed rates and methodology. The Company anticipates the SCC will conduct their review of management's regulatory liabilities related to the revaluation of deferred taxes and the provision for refund for the excess billings to customers in coordination with the submission of Roanoke Gas' rate application, which will incorporate the impact of tax reform as well as changes in plant investment, operating expenses, regulatory assets and capital structure. There have been no other changes to the critical accounting policies as reflected in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.
Asset Management
Roanoke Gas uses a third-party asset manager to manage its pipeline transportation, storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the asset manager pays Roanoke Gas a monthly utilization fee. In March 2018, Roanoke Gas executed a new three-year asset management agreement with the same asset manager under terms similar to the expired contract.
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
On October 13, 2017, FERC issued the MVP Certificate of Public Convenience and Necessity; and, since January 2018, FERC has issued several Notices to Proceed ("NTP"), which granted the LLC permission to begin construction activities. The LLC also received the necessary federal permits and the required Virginia and West Virginia environmental agency permits.
Since construction began, the LLC has encountered various challenges to the project including pipeline protesters and legal challenges to various federal and state permits. On August 3, 2018, due to an earlier U.S. Fourth Circuit Court of Appeals decision regarding pipeline construction in the Jefferson National Forest, FERC issued a stop work order directing that all construction activity cease immediately, with the exception of any measures deemed necessary to ensure stabilization of the right-of-way and work areas. The LLC is working with all related regulatory entities and judicial bodies to resolve these issues.
Due to the legal challenges, the LLC is evaluating its construction plan for the MVP on a daily basis and moved its target in-service date from the fourth quarter of calendar 2018 to the first quarter of calendar 2019.

Initially, the total project cost was estimated to be $3.5 billion. As a 1% member in the LLC, Midstream's cash contribution was expected to be approximately $35 million. The agreement provides for a schedule of cash draws to fund the project. The initial payments were for the acquisition of land and materials related to the construction of the pipeline and other pre-construction costs. As construction activities have progressed, more significant cash draws have been required. When the LLC managing partner recently revised the targeted in-service date, the estimated cost of the pipeline increased to between $3.5 billion and $3.7 billion with Midstream's cash requirement increasing to between $35 million and $37 million. Funding for the investment in the LLC is provided through the Midstream credit facility, as amended, whereby Midstream may borrow up to a total of $38 million through 2020. The increased limits provide Midstream with additional funding resources in the event the cost of its investment in the LLC exceeds projections. See Note 7 for more information on the borrowing facility.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

On April, 11, 2018, the LLC announced the MVP Southgate project ("Southgate"), which will be a 70 mile pipeline extending from the Mountain Valley Pipeline mainline in Virginia to delivery points in Rockingham and Alamance counties in North Carolina. The Southgate in-service date is targeted for the end of 2020. Midstream will be an investor in this project.
Regulatory and Tax Reform
Based on its evaluation of the effects of tax reform as discussed below and the changes in plant investment, operating expenses, regulatory assets and capital structure, management plans to file a rate application to incorporate the effect of these changes into customer billing rates. As part of the rate application, revenues currently collected under the SAVE Plan mechanism through December 31, 2018 will be incorporated into the revised customer base charge and volumetric rates rather than reflected as a separate rider. The Company currently anticipates filing its application in September 2018 with new rates expected to be in place in January 2019, subject to refund based on review of the Company's request.
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
The accounting guidance under ASC 740 - Income Taxes requires the adjustment to deferred income taxes due to the revaluation be recorded as a component of income tax expense from continuing operations. Furthermore, the revaluation of deferred taxes associated with components of other comprehensive income is also recorded as a component of income tax expense and not as an adjustment to other comprehensive income. However, the deferred income taxes of Roanoke Gas were accumulated based on customer billing rates derived utilizing a 34% federal income tax rate assumption. Therefore, any reduction in the net deferred tax liabilities should be refunded to its customers and not reflected as an immediate adjustment to income tax expense. The Company reclassified the revaluation adjustments associated with Roanoke Gas' deferred income taxes to a regulatory liability.
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
For the nine-months ended June 30, 2018, the Company recorded an estimated reduction to revenue and established a regulatory liability in the amount of $1,147,829 for the excess revenues collected from customers. On an annualized basis, the reduction for the excess revenues included in the Company's billing rates should approximate the reduction in income tax expense resulting from the lower federal income tax rate.
The estimated refund will be revised as necessary once the SCC reviews and approves the adjustment calculations and methodology for determining the refund. The method, amount and timing of the refunds will ultimately be determined by the SCC in connection with their review of the rate application.

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
On June 29, 2018, the Company filed its 2019 SAVE Plan application with the SCC. In this application, the Company is requesting a modification of the SAVE Plan year from a calendar year to the Company's fiscal year. The revenue requirement in the application is approximately $365,000 for the projected nine-month investment related to the replacement of pre-1973 plastic pipe.
As noted above, Roanoke Gas contracts with a third party asset manager to manage its pipeline transportation, storage rights and gas supply inventories and deliveries. In return for the right to utilize the excess capacities of the transportation and storage rights, the asset manager credits Roanoke Gas monthly for an amount referred to as a utilization fee. In June 2018, the SCC issued an order approving implementation of an incentive mechanism, whereby the Company would share the utilization fee with its customers. Under the incentive mechanism, customers would receive the initial $700,000 of the utilization fee collected through reduced gas costs and thereafter every additional dollar received during the annual period would be split with 25% to the Company and 75% to its customers. The SCC order provided retroactive application of the incentive mechanism to April 1, 2018. Therefore, the Company did not recognize any amount under the incentive mechanism during the current quarter as the first $700,000 was applied to reduce gas costs for customers. Beginning in July 2018, the $700,000 threshold for the current asset management year will have been met, and the Company will begin recognizing its portion of the utilization fee.

On May 7, 2018, the SCC granted the Company's motion to resume its proceeding for the application of a Certificate of Public Convenience and Necessity to include the remaining portions of Franklin County, Virginia into its authorized natural gas service territory. The Company anticipates the SCC will complete its review of the application over the next few months and issue a decision sometime thereafter.
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
Cash and cash equivalents increased by $1,130,862 for the nine-month period ended June 30, 2018, compared to a $120,564 increase for the same period last year. The following table summarizes the sources and uses of cash:

	Nine Months Ended June 30,
	2018	2017
Cash Flow Summary Nine Months Ended
Net cash provided by operating activities	$13,859,063	$15,751,066
Net cash used in investing activities	(21,296,642)	(18,240,994)
Net cash provided by financing activities	8,568,441	2,610,492
Increase in cash and cash equivalents	$1,130,862	$120,564
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
Cash flow provided by operations is primarily driven by net income, depreciation, reductions in natural gas storage inventory and increases in accounts receivable during the first nine months of the fiscal year. Cash flow from operating activities decreased from the same period last year by $1,892,003, primarily due to a net reduction in over-collections during the current year compared to an increase in the prior year partially offset by a greater reduction in gas in storage balances. The net reduction in over-collections of gas costs resulted from stable commodity prices on natural gas during the year and near normal

RGC RESOURCES, INC. AND SUBSIDIARIES

weather that resulted in actual gas costs nearly matching projected costs used in the PGA factor. In addition, the current year also reflects the refunding of the prior year over-collected balance, resulting in the lower over-collected balance. Total gas storage balances declined by a greater amount during the current fiscal year due to a combination of lower ending storage volumes associated with the colder winter heating season and lower natural gas commodity prices on deliveries into storage during the current year compared to the corresponding period last year. A summary of the cash provided by operations is listed below:

	Nine Months Ended June 30,
Cash Flow From Operating Activities:	2018	2017	Increase / (Decrease)
Net income	$6,612,746	$6,072,979	$539,767
Depreciation	5,297,337	4,793,270	504,067
Increase (decrease) in over-collections	(444,961)	2,348,534	(2,793,495)
Decrease in gas in storage	2,648,167	1,991,510	656,657
Other	(254,226)	544,773	(798,999)
Net Cash Provided by Operations	$13,859,063	$15,751,066	$(1,892,003)
Investing activities are generally composed of expenditures related to investment in the Company's utility plant projects, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and distribution system facilities, expanding the natural gas system to meet the demands of customer growth, as well as the continued investment in the MVP. The Company is continuing its focus on SAVE infrastructure replacement projects including the replacement of pre-1973 first generation plastic pipe and replacement of a natural gas transfer station. In addition, the Company is constructing two interconnect stations to tie into the Mountain Valley Pipeline which will provide additional gas supply to the Company's distribution system as well as provide access to currently unserved areas. Two large system reinforcement projects are currently underway to provide additional capacity to meet the natural gas requirements for existing customers as well as provide natural gas access to a new industrial park. Total capital expenditures for the first nine months were $16.1 million, which represented a nearly $400,000 reduction from the same period last year. The prior year included expenditures related to the installation of an automated meter reading system ("AMR") that was fully operational in fiscal 2017. Current projections indicate that total 2018 capital expenditures should exceed last year's levels.
Investing cash flows also includes the Company's continued funding of its participation in the MVP, with a total cash investment of $5,250,680 for the nine months ended June 30, 2018 compared to $1,803,100 for the corresponding period last year. With FERC approval and the issuance of state permits, pipeline construction activities are underway. The Company will increase its utilization of the Midstream credit facility to meet the accelerating funding requirements.
Financing activities generally consist of long-term notes payable and line-of-credit borrowings and repayments, issuance of stock and the payment of dividends. Cash flows provided by financing activities were $8,568,441 for the current period compared to $2,610,492 for the same period last year. The increase in financing cash flows is attributable to higher non line-of-credit borrowings and proceeds from an equity issue. The Company borrowed $5,537,000 under the Midstream credit facility compared to $1,924,000 for the same period last year. In addition, Roanoke Gas issued $8,000,000 in notes in October 2017 compared to a $7,000,000 bank note issued during the prior year. These notes were used to refinance part of the line-of-credit balance that provided capital expenditure bridge financing. The Company also realized more than $15,000,0000 in net proceeds from the issuance of 700,000 shares of common stock in March 2018. $15,000,000 of the equity issue was invested directly into Roanoke Gas to supplement the funding of its infrastructure improvement program and pay down the balance on its line-of-credit. Based on current projections for capital expenditures as well as working capital funding needs, the Company anticipates to begin utilizing the line-of-credit again by the 4th quarter of fiscal 2018. Resources long-term capitalization ratio is 58.1% equity and 41.9% debt at June 30, 2018.
The Tax Act is expected to have liquidity impact to the Company. As mentioned under the Tax Reform and Regulatory section, the Tax Act eliminated the bonus depreciation deduction for taxes. Even though the federal tax rate is lower as a result of the Tax Act, the elimination of the accelerated deductions provided by bonus depreciation will increase current taxable income more than offsetting the benefits of a lower tax rate. Furthermore, the excess revenues billed to Roanoke Gas customers, as well as the establishment of a regulatory liability for the adjustment to deferred income taxes, will be refunded to customers. The timing and method of returning these amounts back to customers has yet to be determined and will be subject to approval by the SCC. The settlement of these obligations could lower operating cash flows and/or increase borrowing.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

On April 11, 2018, Midstream entered into the First Amendment to Credit Agreement ("Amendment") and amendments to the related Promissory Notes ("Notes") originally issued in December 2015. Under the provisions of the Amendment, the total borrowing limits under the Notes increased to $38,000,000 with a reduction in the interest rate to 30-day LIBOR plus 135 basis points. Furthermore, the Amendment removed the previous requirement for Midstream to provide $5,000,000 in funding outside of the Notes and now allows for the entire investment in the LLC to be funded through these amended Notes. The increased limits provide Midstream with additional funding resources in the event the cost of its investment in the LLC exceeds current projections.

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
Interest Rate Risk
The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At June 30, 2018, the Company had no outstanding balance under its variable rate line-of-credit with an average balance outstanding during the nine-month period of $8,197,148. The Company also had $11,849,200 outstanding under a 5-year variable-rate term credit facility. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable-rate debt outstanding during the nine months ended June 30, 2018 would have resulted in an increase of approximately $131,000 in interest expense. The Company's other long-term debt is at fixed rates or is hedged with an interest rate swap.
Commodity Price Risk
The Company manages the price risk associated with purchases of natural gas by using a combination of liquefied natural gas (LNG) storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.
At June 30, 2018, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had 1,641,236 decatherms of gas in storage, including LNG, at an average price of $3.08 per decatherm, compared to 1,711,610 decatherms at an average price of $3.18 per decatherm last year. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, as any additional costs or benefits associated with the settlement of derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

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
As of June 30, 2018, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.
Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information
ITEM 1 – LEGAL PROCEEDINGS
None.
ITEM 1A – RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Resources' Annual Report on Form 10-K for the year ended September 30, 2017 other than the risks described below.

The regulatory approval process for the construction of the Mountain Valley Pipeline could impact the LLC's ability to obtain authorizations necessary for the completion of the project.

Any significant delays in the regulatory approval process for the Mountain Valley Pipeline ("MVP") project could increase costs and negatively impact the scheduled in-service date, which in turn could adversely affect the ability of the LLC and its owners, including Midstream, to achieve the expected investment return. For example, on August 3, 2018, due to an earlier U.S. Fourth Circuit Court of Appeals decision regarding pipeline construction in the Jefferson National Forest, FERC issued a stop work order directing that all pipeline construction activity cease immediately. FERC was requesting that both the U.S. Forest Service and the Bureau of Land Management provide further information and clarification in support of their prior approvals of the related permits. Failure to resolve this issue and other similar litigation or regulatory requirements could adversely affect Resources' financial condition and results of operations.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
None.
ITEM 6 – EXHIBITS

Number	Description
10.1
First Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Union Bank & Trust and Branch Bank and Trust dated April 11. 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 12, 2018)

10.2
Amended and Restated Note in the principal amount of $22,800,000 in favor of Union Bank & Trust due December 29, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 12, 2018)

10.3
Amended and Restated Note in the principal amount of $15,200,000 in favor of Branch Banking and Trust due December 29, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 12, 2018)

10.4
Change in Control Agreement between RGC Resources, Inc and Mr. John S. D'Orazio effective May 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 1, 2018)

10.5
Change in Control Agreement between RGC Resources, Inc and Mr. Paul W. Nester effective May 1, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 1, 2018)

10.6
Change in Control Agreement between RGC Resources, Inc and Mr. Robert L. Wells, II effective May 1, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 1, 2018)

10.7
Change in Control Agreement between RGC Resources, Inc and Mr. Carl J. Shockley, Jr. effective May 1, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on May 1, 2018)

10.8	Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC dated April 6, 2018 (incorporated by reference to Exhibit 10.1 on Form 10Q/A as filed on July 3, 2018)
10.9	Guaranty Agreement by RGC Resources, Inc. in favor of Mountain Valley Pipeline, LLC (incorporated by reference to Exhibit 10.2 on Form 10Q as filed on May 7, 2018)
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2018 and September 30, 2017, (ii) Condensed Consolidated Statements of Income for the three months and nine months ended June 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended June 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and 2017, and (v) Condensed Notes to Condensed Consolidated Financial Statements.

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

RGC Resources, Inc.

Date: August 6, 2018	By:	/s/ Paul W. Nester
Paul W. Nester
Vice President, Secretary, Treasurer and CFO