Form 10-Q
period 2018-12-31
RGC RESOURCES INC
filed 2019-02-08
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2019
Common Stock, $5 Par Value	8,022,969

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	December 31, 2018	September 30, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,809	$247,411
Accounts receivable (less allowance for uncollectibles of $232,293 and $103,573, respectively)	11,715,432	3,913,830
Materials and supplies	968,101	913,889
Gas in storage	6,161,587	7,627,196
Prepaid income taxes	225,293	837,683
Under-recovery of gas costs	1,365,700	922,898
Interest rate swap	70,922	100,723
Other	1,811,891	980,972
Total current assets	22,329,735	15,544,602
UTILITY PROPERTY:
In service	227,481,444	224,854,320
Accumulated depreciation and amortization	(64,465,841)	(63,099,306)
In service, net	163,015,603	161,755,014
Construction work in progress	7,016,450	4,208,614
Utility plant, net	170,032,053	165,963,628
OTHER ASSETS:
Regulatory assets	8,848,720	8,862,147
Investment in unconsolidated affiliates	32,817,281	28,507,146
Interest rate swap	130,023	209,840
Other	544,979	472,743
Total other assets	42,341,003	38,051,876
TOTAL ASSETS	$234,702,791	$219,560,106

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	December 31, 2018	September 30, 2018
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Dividends payable	$1,329,290	$1,242,753
Accounts payable	6,788,991	5,211,032
Capital contributions payable	3,747,086	10,142,766
Customer credit balances	809,289	1,003,622
Customer deposits	1,562,217	1,421,043
Accrued expenses	2,844,605	3,750,466
Regulatory liability - tax reform	2,334,600	1,320,167
Total current liabilities	19,416,078	24,091,849
LONG-TERM DEBT:
Notes payable	73,587,200	63,243,200
Line-of-credit	15,801,798	7,361,017
Less unamortized debt issuance costs	(269,587)	(282,281)
Long-term debt net of unamortized debt issuance costs	89,119,411	70,321,936
DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	6,489,550	6,417,948
Regulatory cost of retirement obligations	11,481,314	11,163,981
Benefit plan liabilities	3,645,261	3,947,967
Deferred income taxes	12,761,997	12,585,577
Regulatory liability - deferred income taxes	10,829,440	11,447,736
Total deferred credits and other liabilities	45,207,562	45,563,209
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 8,011,650 and 7,994,615, respectively	40,058,250	39,973,075
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	13,306,598	13,043,656
Retained earnings	28,549,876	27,438,049
Accumulated other comprehensive loss	(954,984)	(871,668)
Total stockholders’ equity	80,959,740	79,583,112
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$234,702,791	$219,560,106
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2018 AND 2017
UNAUDITED

	Three Months Ended December 31,
	2018	2017
OPERATING REVENUES:
Gas utility	$21,036,581	$18,519,994
Non utility	180,166	236,057
Total operating revenues	21,216,747	18,756,051
OPERATING EXPENSES:
Cost of gas - utility	11,906,459	9,561,406
Cost of sales - non utility	110,703	121,210
Operations and maintenance	3,521,999	3,227,744
General taxes	507,889	466,322
Depreciation and amortization	1,905,475	1,734,878
Total operating expenses	17,952,525	15,111,560
OPERATING INCOME	3,264,222	3,644,491
Equity in earnings of unconsolidated affiliate	563,049	148,811
Other income (expense), net	125,886	14,501
Interest expense	816,782	612,645
INCOME BEFORE INCOME TAXES	3,136,375	3,195,158
INCOME TAX EXPENSE	702,213	1,135,696
NET INCOME	$2,434,162	$2,059,462
BASIC EARNINGS PER COMMON SHARE	$0.30	$0.28
DILUTED EARNINGS PER COMMON SHARE	$0.30	$0.28
DIVIDENDS DECLARED PER COMMON SHARE	$0.1650	$0.1550
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2018 AND 2017
UNAUDITED

	Three Months Ended December 31,
	2018	2017
NET INCOME	$2,434,162	$2,059,462
Other comprehensive income (loss), net of tax:
Interest rate swap	(81,403)	44,645
Defined benefit plans	(1,913)	(4,249)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(83,316)	40,396
COMPREHENSIVE INCOME	$2,350,846	$2,099,858
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2018 AND 2017
UNAUDITED

	Three Months Ended December 31, 2018
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2018	$39,973,075	$13,043,656	$27,438,049	$(871,668)	$79,583,112
Net income	—	—	2,434,162	—	2,434,162
Other comprehensive loss	—	—	—	(83,316)	(83,316)
Cash dividends declared ($0.165 per share)	—	—	(1,322,335)	—	(1,322,335)
Issuance of common stock (17,035 shares)	85,175	262,942	—	—	348,117
Balance - December 31, 2018	$40,058,250	$13,306,598	$28,549,876	$(954,984)	$80,959,740

	Three Months Ended December 31, 2017
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2017	$36,204,230	$292,485	$24,746,021	$(1,202,264)	$60,040,472
Net income	—	—	2,059,462	—	2,059,462
Other comprehensive income	—	—	—	40,396	40,396
Cash dividends declared ($0.155 per share)	—	—	(1,125,804)	—	(1,125,804)
Issuance of common stock (10,168 shares)	50,840	235,669	—	—	286,509
Balance - December 31, 2017	$36,255,070	$528,154	$25,679,679	$(1,161,868)	$61,301,035

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2018 AND 2017
UNAUDITED

	Three Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,434,162	$2,059,462
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,940,472	1,765,779
Cost of retirement of utility plant, net	(50,093)	(121,384)
Equity in earnings of unconsolidated affiliate	(563,049)	(148,811)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(6,061,666)	(5,513,739)
Net cash used in operating activities	(2,300,174)	(1,958,693)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(5,691,011)	(4,306,651)
Investment in unconsolidated affiliate	(10,142,766)	(1,232,980)
Proceeds from disposal of equipment	249	244
Net cash used in investing activities	(15,833,528)	(5,539,387)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	10,344,000	9,264,000
Borrowings under line-of-credit agreement	13,760,363	11,888,529
Repayments under line-of-credit agreement	(5,319,582)	(12,625,912)
Proceeds from issuance of stock	348,117	286,509
Cash dividends paid	(1,235,798)	(1,050,408)
Net cash provided by financing activities	17,897,100	7,762,718
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(236,602)	264,638
BEGINNING CASH AND CASH EQUIVALENTS	247,411	69,640
ENDING CASH AND CASH EQUIVALENTS	$10,809	$334,278
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,101,028	$814,061
Income taxes paid	—	—
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	Basis of Presentation

RGC Resources, Inc. is an energy services company primarily engaged in the sale and distribution of natural gas. The consolidated financial statements include the accounts of RGC Resources, Inc. ("Resources" or the "Company") and its wholly-owned subsidiaries: Roanoke Gas Company; Diversified Energy Company; and RGC Midstream, LLC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Resources' financial position as of December 31, 2018 and the results of its operations, cash flows, comprehensive income and changes in stockholders' equity for the three months ended December 31, 2018 and 2017. The results of operations for the three months ended December 31, 2018 are not indicative of the results to be expected for the fiscal year ending September 30, 2019 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

The unaudited condensed consolidated interim financial statements and condensed notes are presented as permitted under the rules and regulations of the Securities and Exchange Commission. Pursuant to those rules, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information not misleading. Therefore, the condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K for the year ended September 30, 2018. The September 30, 2018 balance sheet was included in the Company’s audited financial statements included in Form 10-K.

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in Form 10-K for the year ended September 30, 2018. Newly adopted and newly issued accounting standards are discussed below.

Certain reclassifications have been made to the prior year income statements to be consistent with the current year presentation by moving cost of gas - utility and cost of sales - non utility under the operating expenses caption. This reclassification makes the Company's income statement presentation consistent with industry peers.
Recently Issued or Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) that affects any entity that enters into contracts with customers for the transfer of goods or services or transfer of non-financial assets. This guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, the entity satisfies the performance obligation. Subsequently issued ASUs provided additional guidance to assist in the implementation of the new revenue standard. The standard is effective for the Company's annual reporting period ending September 30, 2019 and interim periods within that annual period.

The Company adopted ASU 2014-09 and all amendments in the quarter ended December 31, 2018. Consistent with the modified retrospective adoption method, prior reporting period results remain unchanged and reported in accordance with ASC 605. As it relates to the Company’s contracts to deliver natural gas to customers, the guidance in ASC 606 is consistent with the guidance in ASC 605; therefore, the modified retrospective approach resulted in no cumulative catch-up to retained earnings. Furthermore, there was no significant impact to revenues recognized for the quarter ended December 31, 2018 and no significant changes to the Company’s related business processes, systems or internal controls over financial reporting because of the new guidance. See Note 2 for further information related to the new standard.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU enhances the reporting model for financial instruments to provide users of the financial statements with more useful information through several provisions, including the following: (1) requires equity investments, excluding investments accounted for under the equity method, be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values, (3) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (5) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The Company adopted the ASU for the quarter ended December 31, 2018. The new guidance did not have a material effect on the Company's financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU leaves the accounting for leases mostly unchanged for lessors, with the exception of targeted improvements for consistency; however, the new guidance requires lessees to recognize assets and liabilities for leases with terms of more than 12 months. The ASU also revises the definition of a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Consistent with current GAAP, the presentation and cash flows arising from a lease by a lessee will primarily depend on its classification as a finance or operating lease. In contrast, the new ASU requires both types of leases to be recognized on the balance sheet. In addition, the new guidance includes quantitative and qualitative disclosure requirements to aid financial statement users in better understanding the amount, timing and uncertainty of cash flows arising from leases. The new guidance is effective for the Company for the annual reporting period ending September 30, 2020 and interim periods within that annual period. Early adoption is permitted. In January 2018, the FASB issued ASU 2018-01, which provides a practical expedient that allows entities the option of not evaluating existing land easements under the new lease standard for those easements that were entered into prior to adoption. New or modified land easements will require evaluation on a prospective basis. The Company has completed its inventory of leases and does not currently expect the new gudiance to have a material effect on its financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits. The primary objective of this guidance is to improve the financial statement presentation of net periodic pension and postretirement benefit costs; however, it also changes which cost components are eligible for capitalization. The amendments in the ASU require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and, if a subtotal for income from operations is presented, outside of income from operations. The Company adopted the new guidance effective October 1, 2018. As a result, the Company now presents the other components of net periodic benefit costs outside of operations under the category of "other income (expense), net" in the condensed consolidated income statement. As the new guidance related to the expense classification was implemented on a retrospective basis, adjustments were made to the prior period financial statements as follow:

	Three Months Ended December 31, 2017
	As Previously Reported	Effect of Change	As Adjusted
Operations and maintenance	$3,197,111	$30,633	$3,227,744
Total operating expenses	15,080,927	30,633	15,111,560
Operating income	3,675,124	(30,633)	3,644,491
Other income (expense), net	(16,132)	30,633	14,501
Income before income taxes	$3,195,158	$—	$3,195,158

In addition, the ASU allows only the service cost component of net periodic benefit cost to be eligible for capitalization when applicable. Previously, the Company included all components of net periodic benefit costs for capitalization. Management has had discussions with its state regulators regarding the adoption of this ASU for regulatory purposes. The regulatory body has not taken a position on the change in capitalization requirements for these benefit costs and will evaluate the impact of this ASU on a case by case basis. The Company adopted the capitalization change prospectively on October 1, 2018. If the regulatory body ultimately determines that changes to the capitalization of these retirement benefits is not appropriate for regulatory purposes, the Company may have to establish regulatory assets or liabilities for those costs or benefits excluded from capitalization under this ASU. The adoption of this new guidance does not have a material effect on the Company's consolidated financial statements.

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

2.	Revenue

The Company assesses new contracts and identifies related performance obligations for promises to transfer distinct goods or services to the customer. Revenue is recognized when performance obligations have been satisfied. In the case of Roanoke Gas, the Company contracts with its customers for the sale and/or delivery of natural gas.

The following tables summarize revenue by customer, product and income statement classification:

	Three months ended December 31, 2018			Three months ended December 31, 2017
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$13,012,592	$—	$13,012,592	$11,233,500	$—	$11,233,500
Commercial	7,342,702	—	7,342,702	6,306,857	—	6,306,857
Industrial and Transportation	1,226,137	—	1,226,137	1,124,657	—	1,124,657
Revenue reductions (TCJA) (1)	(523,881)	—	(523,881)	(462,442)	—	(462,442)
Other	226,492	180,166	406,658	245,262	236,057	481,319
Total contracts with customers	21,284,042	180,166	21,464,208	18,447,834	236,057	18,683,891
Alternative Revenue Programs	(247,461)	—	(247,461)	72,160	—	72,160
Total operating revenues	$21,036,581	$180,166	$21,216,747	$18,519,994	$236,057	$18,756,051

(1) Accrued refund associated with excess revenue collected in tariff rates associated with the reduction in federal income tax rates. See Note 4 for more information.

Gas utility revenues

Substantially all of Roanoke Gas’ revenues are derived from rates authorized by the Virginia State Corporation Commission ("SCC") as reflected in its tariffs. Based on its evaluation of ASC 606, the Company has concluded that these tariff-based revenues fall within the scope of ASC 606. Tariff rates represent the transaction price. Performance obligations created under these tariff-based sales include commodity (the cost of natural gas sold to customers) and delivery (transporting natural gas through the Company’s distribution system to customers). The sale and/or delivery of natural gas to customers result in the satisfaction of the Company’s performance obligation over time as natural gas is delivered.

All customers are billed each month based on consumption as measured by metered usage. Revenue is recognized as bills are issued for natural gas that has been delivered or transported to customers. In addition, the Company utilizes the practical expedient that allows an entity to recognize the invoiced amount as revenue, if that amount corresponds to the value received by the customer. Since customers are billed tariff rates, there is no variable consideration in transaction price.

Unbilled revenue is included in residential and commercial revenues above. Natural gas consumption is estimated for the period subsequent to the last billed date and up through the last day of the month. Estimated volumes and approved tariff rates are utilized to calculate unbilled revenue. The following month, the unbilled estimate is reversed, the actual usage is billed and a new unbilled estimate is calculated. The Company obtains metered usage for industrial customers at the end of each month, thereby eliminating any unbilled consideration for these rate classes.

Other revenues

Other revenues primarily consist of miscellaneous fees and charges and utility-related revenues not directly billed to utility customers as well as billings for non utility activities. Non utility (unregulated) activities provided by the Company include contract paving and other similar services. Regarding these activities, the customer is invoiced monthly based on services provided. The Company utilizes the practical expedient allowing revenue to be recognized based on invoiced amounts. The transaction price is based on a contractually predetermined rate schedule; therefore, the transaction price represents total value to the customer and no variable price consideration exists.

Alternative Revenue Program (ARP) revenues

ARPs, which fall outside the scope of ASC 606, are SCC approved mechanisms that allow for the adjustment of revenues for certain broad, external factors, or for additional billings if the entity achieves certain performance targets. The Company's ARPs include its Weather Normalization Adjustment (WNA), which adjusts revenues for the effects of weather temperature variations from the 30-year average, and the SAVE Plan ("Steps to Advance Virginia Energy") over/under collection mechanism, which adjusts revenues for the differences between SAVE Plan revenues billed to customers in the current tariff rates and the revenue earned, as calculated based on the timing and extent of infrastructure replacement completed during the period. These amounts are ultimately collected from, or returned to, customers through future changes to tariff rates.

Customer Accounts Receivable

Accounts receivable, as reflected in the Condensed Consolidated Balance Sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Assets (current)		Liabilities (current)
	Trade accounts receivable (1)	Unbilled revenue (1)	Customer credit balances	Customer deposits
Balance at September 30, 2018	$2,675,611	$913,087	$1,003,622	$1,421,043
Balance at December 31, 2018	7,676,308	3,784,863	809,289	1,562,217
Increase (decrease)	$5,000,697	$2,871,776	$(194,333)	$141,174

(1) Included in "Accounts receivable, net" in the condensed consolidated balance sheet. Amounts shown net of reserve for bad debts.

The Company had no significant contract assets or liabilities during the period. Furthermore, the Company did not incur any significant costs to obtain contracts.

3.	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act, ("TCJA") became law. The TCJA's most significant impact is the reduction of the maximum corporate federal income tax rate from 35% to 21% beginning January 1, 2018. As the Company is a fiscal year taxpayer, it had a blended rate of 24.3% in fiscal 2018 as determined by the number of days in the fiscal year in which the 34% and 21%, rates were each applicable. The Company fully transitioned to the 21% rate in fiscal 2019.

Under the provisions of ASC 740 - Income Taxes, the deferred tax assets and liabilities of the Company must be revalued to reflect the reduction in the federal tax rate. For unregulated entities, the revaluation of excess deferred income taxes are flowed through income tax expense in the period of change. For rate regulated entities such as Roanoke Gas, these excess deferred taxes were originally recovered from its customers based on billing rates derived using a federal income tax rate of 34%. As a result, these excess deferred taxes must be returned to customers. The Company began reflecting the refund of these excess deferred taxes in fiscal 2018. As the refund should have no effect on the income of the Company, the income statement reflects both a reduction in revenues and a corresponding reduction in income taxes associated with the flow back of these excess deferred taxes. The result is a lowering of the effective tax rate for the Company.

A reconciliation of income tax expense from applying the federal statutory rates in effect for each period to total income tax expense is presented below:

	Three Months Ended December 31,
	2018	2017
Income before income taxes	$3,136,375	$3,195,158
Corporate federal tax rate	21.00%	24.30%

Income tax expense computed at the federal statutory rate	$658,639	$776,423
State income taxes, net of federal tax benefit	150,589	146,087
Net amortization of excess deferred taxes on regulated operations	(86,208)	—
Revaluation of unregulated deferred taxes	—	206,830
Other, net	(20,807)	6,356
Total income tax expense	$702,213	$1,135,696

Effective tax rate	22.4%	35.5%

4.	Rates and Regulatory Matters

The SCC exercises regulatory authority over the natural gas operations of Roanoke Gas. Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service; safety standards; extension of service; and accounting and depreciation.

As referenced in Note 3, the TCJA provides for a reduction in the federal corporate tax rate to 21%. The Company revalued its deferred tax assets and liabilities to reflect the new federal tax rate. Under the provisions of ASC 740, the corresponding adjustment to deferred income taxes generally flows directly to income tax expense. For rate regulated entities such as Roanoke Gas, these excess deferred taxes were originally recovered from its customers based on billing rates derived using a federal income tax rate of 34%. Therefore, the adjustment to the net deferred tax liabilities of Roanoke Gas, to the extent such net deferred tax liabilities are attributable to rate base or cost of service for customers, are refundable to customers. Roanoke Gas began accounting for the refund of these excess deferred taxes in fiscal 2018 along with reflecting a corresponding reduction in income tax expense. As of December 31, 2018, Roanoke Gas had $11,293,801 remaining in both the current and non-current portions of the net regulatory liability related to these excess deferred income taxes most of which will be refunded over a 28 year period in order not to violate IRS normalization requirements.

The Company has transitioned to a corporate federal income tax rate of 21.0% and a combined 25.74% state and federal tax rate in fiscal 2019. In January 2018, the SCC issued a directive requiring the accrual of a regulatory liability for excess revenues collected from customers attributable to the higher federal income tax rate, currently included as a component of customer billing rates, until such time as the SCC approves revised billing rates incorporating the lower tax rate. For the three-month periods ending December 31, 2018 and 2017, the Company had recorded a reduction to revenue of $523,881 and $462,442, respectively, reflecting the estimated excess revenue collected from customers during the corresponding quarters with a total estimated refund balance of $1,882,508 as of December 31, 2018. The reduction in revenues correlates with a reduction in corporate income tax expense for the regulated operations of Roanoke Gas for each period due to the tax rate decrease. Beginning with January 2019 customer billings, the Company will refund the excess revenues to customers over the next 12 months. The estimated total refund of these excess revenues is subject to final review and adjustment by the SCC.

The current portion of the excess deferred income tax and the accrued refund for excess revenues are included in the regulatory liabilities - tax reform line in the Condensed Consolidated Balance Sheet.

On October 10, 2018, Roanoke Gas filed a general rate case application requesting an annual increase in customer non-gas base rates of $10.5 million. This application incorporates into the non-gas base rates the impact of tax reform, non-SAVE utility plant investment, increased operating costs and approximately $4.7 million in SAVE plan ("Steps to Advance Virginia Energy") revenues that are currently being billed through the SAVE rider. The new non-gas base rates were placed in effect for service rendered on or after January 1, 2019, subject to refund pending audit and final order by the SCC. The last non-gas base rate increase was placed into effect in November 2013.

RGC RESOURCES, INC. AND SUBSIDIARIES

5.	Other Investments

In October 2015, the Company, through its wholly-owned subsidiary, RGC Midstream, LLC ("Midstream"), acquired a 1% equity interest in the Mountain Valley Pipeline, LLC (the “LLC”).

The LLC was established to construct and operate the Mountain Valley Pipeline ("MVP" or "pipeline"), a natural gas pipeline originating in northern West Virginia and extending through south central Virginia. When completed, the pipeline will have the capacity to transport approximately 2 million decatherms of natural gas per day. The pipeline has received Federal Energy Regulatory Commission ("FERC") approval and is under construction.

The current total project cost as estimated by the LLC managing partner has increased to $4.6 billion due to weather, judicial and regulatory delays. Midstream's estimated total cash contribution for its 1% equity interest in the LLC will be approximately $46 million through periodic capital contributions throughout the term of the project. Assuming timely resolution of the judicial and regulatory delays, the LLC managing partner projects an in-service date for the MVP by the end of calendar 2019. The Company is utilizing the equity method to account for the transactions and activity of the investment in MVP and is participating in the earnings in proportion to its level of investment.

In April 2018, the LLC announced the MVP Southgate project ("Southgate"), which is a planned 70 mile pipeline extending from the MVP mainline in Virginia to delivery points in North Carolina. Midstream is a less than 1% investor in the project, which will be accounted for under the cost method. Total estimated project cost is between $350 and $500 million, of which Midstream's portion will be approximately $1.8 to $2.5 million. The Southgate in-service date is currently targeted for the end of calendar 2020.

On a quarterly basis, the LLC issues a capital call notice, which specifies the capital contributions for MVP and Southgate to be paid over the subsequent 3 months. As of December 31, 2018, the Company had $3,747,086 remaining to be paid under the most recent notice. The capital contribution payable has been reflected on the Company's balance sheet as of December 31, 2018, with a corresponding increase to "investment in unconsolidated affiliates". Related to capital contributions payable, there was a $6,395,680 non-cash decrease in the "investment in unconsolidated affiliates" during the three months ended December 31, 2018. Funding for Midstream's investments in the LLC for both the MVP and Southgate projects are being provided through two unsecured promissory notes, each with a 5-year term.

The financial statement locations of the investment in the LLC are as follows:

Balance Sheet Location of Other Investments:	December 31, 2018	September 30, 2018
Other Assets:
Investment in MVP	$32,629,235	$28,387,031
Investment in Southgate	188,046	120,115
Investment in unconsolidated affiliates	$32,817,281	$28,507,146

Current Liabilities:
MVP	$3,679,154	$10,022,652
Southgate	67,932	120,114
Capital contributions payable	$3,747,086	$10,142,766

	Three Months Ended
Income Statement Location of Other Investments:	December 31, 2018	December 31, 2017
Equity in earnings of unconsolidated affiliate	$563,049	$148,811

6.	Derivatives and Hedging

RGC RESOURCES, INC. AND SUBSIDIARIES

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

The Company has one interest rate swap associated with its $7,000,000 term note as discussed in Note 7. Effective November 1, 2017, the swap agreement converted the floating rate note based on LIBOR into fixed-rate debt with a 2.30% effective interest rate. The swap qualifies as a cash flow hedge with changes in fair value reported in other comprehensive income. No portion of the swap was deemed ineffective during the periods presented.

The table below reflects the fair values of the derivative instrument and its corresponding classification in the condensed consolidated balance sheet:

	December 31, 2018	September 30, 2018
Derivative designated as hedging instrument:
Current assets:
Interest rate swap	$70,922	$100,723

Other assets:
Interest rate swap	$130,023	$209,840

Total derivatives designed as hedging instruments	$200,945	$310,563

The table in Note 8 reflects the effect on income and other comprehensive income of the Company's cash flow hedge.

7.	Long-Term Debt

Roanoke Gas has unsecured notes at varying fixed interest rates as well as a variable-rate note with interest based on 30-day LIBOR plus 90 basis points. The variable rate note is hedged by a swap agreement, which converts the debt into a fixed-rate instrument with an annual interest rate of 2.30%. These debt instruments provide a portion of the underlying financing for Roanoke Gas' utility plant investment.

Roanoke Gas also has an unsecured line-of-credit agreement. This agreement is for a two-year term expiring March 31, 2020 with a maximum borrowing limit of $25,000,000. Amounts drawn against the agreement are considered to be non-current as the balance under the line-of-credit is not subject to repayment within the next 12-month period. The agreement has a variable-interest rate based on 30-day LIBOR plus 100 basis points and an availability fee of 15 basis points and provides multi-tiered borrowing limits associated with the seasonal borrowing demands of the Company. The Company's total available borrowing limits during the remaining term of the agreement range from $17,000,000 to $25,000,000.

Midstream has two Promissory Notes ("Notes") to finance the capital investment in the LLC related to the construction of the MVP. Under the terms of the Notes, Midstream's current total borrowing availability is $38 million with a variable-interest rate based on 30-day LIBOR plus 135 basis points.

On January 2, 2019, Roanoke Gas entered into an agreement to issue notes in the aggregate principal amount of $10 million. These notes are scheduled to be issued on the day of closing currently proposed for March 28, 2019. These notes will have a 12-year term from the date of issue with a fixed interest rate of 4.41%. Proceeds from these notes will be used to refinance a portion of Roanoke Gas' debt under the line-of-credit.

All of the debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization. All of the debt agreements, except for the line-of-credit, provide for priority indebtedness to not exceed 15% of consolidated total assets.

Long-term debt consists of the following:

	December 31, 2018		September 30, 2018
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas Company:
Unsecured senior notes payable, at 4.26% due on September 18, 2034	$30,500,000	$152,052	$30,500,000	$154,465
Unsecured term note payable, at 30-day LIBOR plus 0.90%, due November 1, 2021	7,000,000	9,449	7,000,000	10,283
Unsecured term notes payable, at 3.58% due on October 2, 2027	8,000,000	42,139	8,000,000	43,343
RGC Midstream, LLC:
Unsecured term notes payable, at 30-day LIBOR plus 1.35%, due December 29, 2020	28,087,200	65,947	17,743,200	74,190
Total notes payable	$73,587,200	$269,587	$63,243,200	$282,281
Line-of-credit, at 30-day LIBOR plus 1.00%, due March 31, 2020	$15,801,798	$—	$7,361,017	$—
Total long-term debt	$89,388,998	$269,587	$70,604,217	$282,281

8.	Other Comprehensive Income
A summary of other comprehensive income and loss is provided below:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Three Months Ended December 31, 2018
Interest rate swap:
Unrealized losses	$(93,956)	$24,184	$(69,772)
Transfer of realized gains to interest expense	(15,662)	4,031	(11,631)
Net interest rate swap	(109,618)	28,215	(81,403)
Defined benefit plans:
Amortization of actuarial gains	(2,576)	663	(1,913)
Other comprehensive loss	$(112,194)	$28,878	$(83,316)
Three Months Ended December 31, 2017
Interest rate swap:
Unrealized gains	$61,581	$(17,760)	$43,821
Transfer of realized losses to interest expense	1,158	(334)	824
Net interest rate swap	62,739	(18,094)	44,645
Defined benefit plans:
Amortization of actuarial gains	(5,971)	1,722	(4,249)
Other comprehensive income	$56,768	$(16,372)	$40,396

The amortization of actuarial losses is included as a component of net periodic pension and postretirement benefit costs under other income (expense), net.

RGC RESOURCES, INC. AND SUBSIDIARIES

Reconciliation of Other Accumulated Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2018	$(871,668)
Other comprehensive loss	(83,316)
Balance at December 31, 2018	$(954,984)

9.	Commitments and Contingencies

Roanoke Gas currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in its service area. The current franchise agreements expire December 31, 2035. The Company's certificates of public convenience and necessity are exclusive and are intended for perpetual duration.

Due to the nature of the natural gas distribution business, the Company has entered into agreements with both suppliers and pipelines for natural gas commodity purchases, storage capacity and pipeline delivery capacity. The Company obtains most of its regulated natural gas supply through an asset manager. The Company utilizes an asset manager to assist in optimizing the use of its transportation, storage rights and gas supply in order to provide a secure and reliable source of natural gas to its customers. The Company also has storage and pipeline capacity contracts to store and deliver natural gas to the Company’s distribution system. Roanoke Gas is currently served directly by two primary pipelines. These two pipelines deliver all of the natural gas supplied to the Company’s distribution system. Depending on weather conditions and the level of customer demand, failure of one or both of these transmission pipelines could have a major adverse impact on the Company's ability to deliver natural gas to its customers and its results of operations. The MVP will provide Roanoke Gas with access to an additional delivery source to its distribution system.

10.	Earnings Per Share

Basic earnings per common share for the three months ended December 31, 2018 and 2017 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares. A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended December 31,
	2018	2017
Net Income	$2,434,162	$2,059,462
Weighted average common shares	8,003,736	7,248,094
Effect of dilutive securities:
Options to purchase common stock	48,261	48,086
Diluted average common shares	8,051,997	7,296,180
Earnings Per Share of Common Stock:
Basic	$0.30	$0.28
Diluted	$0.30	$0.28

11.	Employee Benefit Plans

The Company has both a defined benefit pension plan (the “pension plan”) and a postretirement benefit plan (the “postretirement plan”). The pension plan covers substantially all of the Company’s employees hired before January 1, 2017 and provides retirement income based on years of service and employee compensation. The postretirement plan provides certain health care and supplemental life insurance benefits to retired employees who meet specific age and service requirements. Net pension plan and postretirement plan expense is detailed as follows:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended
	December 31,
	2018	2017
Components of net periodic pension cost:
Service cost	$134,317	$166,309
Interest cost	291,682	272,045
Expected return on plan assets	(387,359)	(465,710)
Recognized loss	39,650	87,758
Net periodic pension cost	$78,290	$60,402

	Three Months Ended
	December 31,
	2018	2017
Components of postretirement benefit cost:
Service cost	$33,221	$41,805
Interest cost	162,236	160,151
Expected return on plan assets	(136,805)	(155,845)
Recognized loss	30,951	70,967
Net postretirement benefit cost	$89,603	$117,078

The components of net periodic benefit cost, other than the service cost component, are included in the line item "other income (expense), net" in the condensed consolidated income statement as prescribed under ASU 2017-07 and discussed in Note 1. Service cost is included in the "operations and maintenance" line.

The table below reflects the Company's actual contributions made fiscal year-to-date and the expected contributions to be made during the balance of the current fiscal year.

	Fiscal Year-to-Date Contributions	Remaining Fiscal Year Contributions
Defined benefit pension plan	$400,000	$400,000
Postretirement medical plan	—	300,000
Total	$400,000	$700,000

12.	Fair Value Measurements
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

RGC RESOURCES, INC. AND SUBSIDIARIES

The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of December 31, 2018 and September 30, 2018:

		Fair Value Measurements - December 31, 2018
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$200,945	$—	$200,945	$—
Total	$200,945	$—	$200,945	$—

Liabilities:
Natural gas purchases	$749,564	$—	$749,564	$—
Total	$749,564	$—	$749,564	$—

		Fair Value Measurements - September 30, 2018
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$310,563	$—	$310,563	$—
Total	$310,563	$—	$310,563	$—

Liabilities:
Natural gas purchases	$693,495	$—	$693,495	$—
Total	$693,495	$—	$693,495	$—

The fair value of the interest rate swap is determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At December 31, 2018 and September 30, 2018, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

The Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows required to settle the obligation.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. In addition, the carrying amount of the variable rate line-of-credit is a reasonable approximation of its fair value. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of December 31, 2018 and September 30, 2018:

RGC RESOURCES, INC. AND SUBSIDIARIES

		Fair Value Measurements - December 31, 2018
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Notes payable	$73,587,200	$—	$—	$72,219,484
Total	$73,587,200	$—	$—	$72,219,484

		Fair Value Measurements - September 30, 2018
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Notes payable	$63,243,200	$—	$—	$62,435,237
Total	$63,243,200	$—	$—	$62,435,237

The fair value of long-term debt is estimated by discounting the future cash flows of the debt based on current market rates and corresponding interest rate spreads.

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of December 31, 2018 and September 30, 2018, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

13.	Subsequent Events

On January 2, 2019, Roanoke Gas entered into an agreement to issue notes in the aggregate principal amount of $10 million. These notes are scheduled to be issued on the day of closing currently proposed for March 28, 2019. These notes will have a 12-year term from the date of issue with a fixed interest rate of 4.41%. Proceeds from these notes will be used to refinance a portion of Roanoke Gas' debt under the line-of-credit.

The Company has evaluated subsequent events through the date the financial statements were issued. There were no items not otherwise disclosed above which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, Resources may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2018 Annual Report on Form 10-K. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.
Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.
The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2019. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the gas business.
Overview
Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 61,600 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding localities through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for terms and conditions set by the Virginia State Corporation Commission (“SCC”).
Resources also invests in the Mountain Valley Pipeline ("MVP"), an interstate pipeline currently under construction, as a 1% participant through its RGC Midstream, LLC subsidiary ("Midstream") and provides certain unregulated services through Roanoke Gas and its other subsidiaries. The unregulated operations of Roanoke Gas represent less than 2% of total revenues of Resources on an annual basis.
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
The Company has completed the transition to the 21% federal statutory tax rate as a result of the Tax Cuts and Jobs Act ("TCJA") that was signed into law in December 2017. Since the implementation of the new tax rates, the Company has been recording a refund related to estimated excess revenues collected from customers as Roanoke Gas' approved billing rates were designed to recover the operating expenses and provide a rate of return based on a federal tax rate of 34%. Roanoke Gas has incorporated the effect of the 21% federal tax rate with the January 1, 2019 implementation of the new non-gas base rates as filed in its recent rate application and will cease accruing refunds related to the excess revenues associated with the change in tax rate. For the three-month period ended December 31, 2018, the Company recorded an estimated refund of $524,000 compared to $462,000 for the same period last year. Beginning with January 2019 customer billings, Roanoke Gas will begin applying the refund to customers for these excess revenues over the subsequent 12 months. Additional information regarding the TCJA and its impact on the Company is provided under the Regulatory and Tax Reform section below.

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
The Company's approved billing rates include a component designed to allow for the recovery of the cost of natural gas used by its customers. The cost of natural gas is considered a pass-through cost and is independent of the non-gas base rates of the Company. This rate component, referred to as the PGA, allows the Company to pass along to its customers increases and decreases in natural gas costs incurred by its regulated operations. On a quarterly basis, or more frequently if necessary, the Company files a PGA rate adjustment request with the SCC to adjust the gas cost component of its tariff rates depending on projected price and activity. Once administrative approval is received, the Company adjusts the gas cost component of its rates to reflect the approved amount. As actual costs will differ from projections used in establishing the PGA rate, the Company will either over-recover or under-recover its actual gas costs during the period. The difference between actual costs incurred and costs recovered through the application of the PGA is recorded as a regulatory asset or liability. At the end of the annual deferral period, the balance is amortized over an ensuing 12-month period as those amounts are reflected in customer billings.

The WNA model reduces earnings volatility, related to weather variability in the heating season, by providing the Company a level of earnings protection when weather is warmer than normal and providing customers some price protection when the weather is colder than normal. The WNA is based on a weather measurement band around the most recent 30-year temperature average. Under the WNA, the Company recovers from its customers the lost margin (excluding gas costs) for the impact of weather that is warmer than normal or refunds the excess margin earned for weather that is colder than normal. The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day. For the three months ended December 31, 2018, the Company accrued $157,000 reduction in revenue for weather that was 3% colder than normal compared to an accrual of $37,000 in additional revenue for weather that was 1% warmer than normal for the same period last year. The WNA year extends from April through March. Annually, following the end of the WNA year, customers are either billed for any margin shortfall or credited for any excess margin collected during the WNA year.
The Company also has an approved rate structure in place that mitigates the impact of financing costs associated with its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs,” of its investment in natural gas inventory. This ICC factor applied to the cost of inventory is based on the Company’s weighted-average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes ICC revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less carrying cost revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighting of the components that are used to determine the weighted-average cost of capital. Total ICC revenues for the quarter ended December 31, 2018 declined by 11% due in part to a reduction in the weighted average cost of capital factor used in calculating these revenues. With the implementation of the lower federal income tax rate, the return on equity component of the ICC factor reflected a corresponding reduction. Furthermore, the average balance of natural gas in storage upon which the ICC revenue is calculated also declined by nearly 10% due to lower volumes and lower average price in storage.
The Company’s non-gas base rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal rate application with the SCC utilizing historical information, including investment in natural gas facilities. Generally, investments related to extending service to new customers are recovered through the non-gas base rates currently in place. The investment in replacing and upgrading existing infrastructure is not recoverable until a formal rate application is filed and approved to include the additional investment in new non-gas base rates. The SAVE Plan, however, provides the Company with the ability to recover costs related to investments in qualified infrastructure projects on a prospective basis. The SAVE Plan provides a mechanism through which the Company may recover the related depreciation and expenses and provides a return on rate base for the related additional capital investments until such time that a formal rate application is filed. As the Company had not filed for and implemented an

RGC RESOURCES, INC. AND SUBSIDIARIES

increase in non-gas base rates since 2013, the level of capital investment in SAVE related infrastructure projects has continued to grow. As a result, SAVE Plan revenues have experienced a corresponding increase as the Company recognized approximately $1,208,000 in SAVE Plan revenues for the three-month period ended December 31, 2018, compared to approximately $1,076,000 for the same period last year. Effective January 1, 2019, these SAVE Plan revenues related to qualified investments made through December 31, 2018 have been incorporated into the non-gas base rates. Beginning January 1, 2019, the SAVE Plan program was reset with SAVE Plan revenues calculated on new qualified investments.
Results of Operations
Three Months Ended December 31, 2018:
Net income increased by $374,700 for the three months ended December 31, 2018, compared to the same period last year. Improved quarterly performance is attributable to increased revenues from the SAVE Plan, customer growth, equity in earnings from the investment in Mountain Valley Pipeline and lower income tax expense.
The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended December 31,
	2018	2017	Increase / (Decrease)	Percentage
Operating Revenues
Gas Utility	$21,036,581	$18,519,994	$2,516,587	14%
Non utility	180,166	236,057	(55,891)	(24)%
Total Operating Revenues	$21,216,747	$18,756,051	$2,460,696	13%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	2,366,074	2,216,709	149,365	7%
Transportation and Interruptible	750,065	737,108	12,957	2%
Total Delivered Volumes	3,116,139	2,953,817	162,322	5%
Heating Degree Days (Unofficial)	1,560	1,497	63	4%
Total operating revenues for the three months ended December 31, 2018, compared to the same period last year, increased due to a combination of increased natural gas deliveries, higher SAVE Plan revenues and rising natural gas commodity prices. Total delivered volumes increased by 5% as evidenced by the 4% increase in the number of heating degree days. The 1,560 heating degree days were more than 3% colder than normal, while the same period last year was nearly 1% warmer than normal. SAVE Plan revenues increased by 12% due to the Company's ongoing investment in its SAVE related infrastructure replacement program. The average commodity price of natural gas delivered during the current quarter was approximately 25% per decatherm higher than the same period last year primarily due to weather and supply constraints. The Company also recorded a reserve for the current quarter in the amount of $523,881 associated with the estimated excess revenues billed to customers as a result of the reduction in the corporate federal income tax rate. This compares to a reserve of $462,442 for the same period last year.

	Three Months Ended December 31,
	2018	2017	Increase	Percentage
Gas Utility Margin
Utility Revenues	$21,036,581	$18,519,994	$2,516,587	14%
Cost of Gas	11,906,459	9,561,406	2,345,053	25%
Gas Utility Margin	$9,130,122	$8,958,588	$171,534	2%
Regulated natural gas margins from utility operations (total utility revenues less utility cost of gas) increased from the same period last year primarily as a result of increased SAVE revenues and customer growth. SAVE revenues increased by $131,093 as discussed in the Overview section above. Volumetric margins, net of the WNA adjustment, and customer base charges both increased due to customer growth and increased usage. Gas utility margin was reduced for the estimated excess revenues deferred to a regulatory liability related to the reduction in the federal corporate income tax rate. More information is provided under the Regulatory and Tax Reform section below.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of and the change in gas utility margin are summarized below:

	Three Months Ended December 31,
	2018	2017	Increase / (Decrease)
Customer Base Charge	$3,117,995	$3,102,106	$15,889
Carrying Cost	181,635	204,279	(22,644)
SAVE Plan	1,207,512	1,076,419	131,093
Volumetric	5,259,338	4,960,473	298,865
WNA	(157,334)	36,770	(194,104)
Other Gas Revenues	44,857	40,983	3,874
Excess Revenue Refund	(523,881)	(462,442)	(61,439)
Total	$9,130,122	$8,958,588	$171,534
Operation and maintenance expenses increased by $294,255, or 9%, from the same period last year primarily related to increased compensation costs, reduction in capitalized overheads and maintenance on our transmission and liquefied natural gas facilities ("LNG"). Total compensation costs increased by $163,000 due to higher employment levels and wage increases. Total capitalized overheads decreased by $15,000 due to lower LNG production related to timing of storage filling more than offsetting increased capitalized overheads related to higher level of capital expenditures. In addition, the Company incurred $83,000 related to the periodic clearing of the natural gas transmission line right-of-way and maintenance to the equipment at the LNG facility. The remaining differences are related to higher bad debt expense resulting from increased billings and other minor variances.
General taxes increased by $41,567, or 9%, associated with higher property and payroll taxes. Property taxes continue to increase corresponding to higher utility property balances related to the ongoing infrastructure replacement, system reinforcements and customer growth. Increased compensation levels resulted in higher payroll taxes.

Depreciation expense increased by $170,597, or 10%, on a corresponding increase in utility plant investment.
Equity in earnings of unconsolidated affiliate increased by $414,238, more than doubling over last year, due to the extent of pipeline construction activities as reflected in the significant investment in the Mountain Valley Pipeline project over the last several months. As the corresponding earnings are primarily composed of allowance for funds used during construction ("AFUDC"), the increased investment resulted in a greater level of AFUDC income. Additional information about the Company's investment in the MVP can be found under the Equity Investment in Mountain Valley Pipeline section below.
Other income (expense), net increased by $111,385 due to the implementation of a revenue sharing incentive mechanism in 2018 related to the gas supply asset management agreement. See the Regulatory and Tax Reform section below for more information on revenue sharing. Furthermore, the adoption of ASU 2017-07, Compensation - Retirement Benefits, as discussed in Note 1, resulted in the components of net periodic benefit costs other than service cost being presented outside of income from operations. As a result, the prior year amount has been adjusted retrospectively with the reclassification of a $30,633 net expense reduction from operations and maintenance to other income (expense).
Interest expense increased by $204,137, or 33% due to a 24% increase in total average debt outstanding to finance the Company's capital expenditures and ongoing investment in MVP and rising interest rates on the Company's variable-rate debt. Total borrowing under Midstream's credit facility increased by more than $20 million while the average interest rate increased 76 basis points. The Company's line-of-credit experienced a similar interest rate increase. As a result, the weighted-average effective interest rate on total Company debt increased from 3.60% in the first quarter of fiscal 2018 to 3.86% during the first quarter of fiscal 2019.
Income tax expense decreased by $433,483 due to a reduction in the federal income tax rate, adjustments to the deferred tax liability of unregulated operations during the prior year and the amortization of excess deferred taxes on the regulated operations of Roanoke Gas. The federal income tax rate declined from the 24.3% blended rate for fiscal 2018 to the statutory rate of 21% in fiscal 2019 with the combined state and federal rate declining from 28.84% to 25.74%. With the passage of the TCJA, Resources revalued the net deferred tax asset of its unregulated operations, which resulted in a direct charge to income tax expense last year for the reduction in the federal income tax rate. Similarly, Roanoke Gas revalued the net deferred tax liability of its regulated operations and recorded a regulatory liability, which is being amortized as a credit to tax expense over a

RGC RESOURCES, INC. AND SUBSIDIARIES

28 year period corresponding with a comparable reduction in revenues through reduced billings to customers. See Regulatory and Tax Reform section for more information.
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
The Company considers an estimate to be critical if it is material to the financial statements and requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. The Company's adjustments for the effect of the TCJA includes estimates related to the revaluation of deferred income tax and the refund of excess billings to customers pending final review and approval by the SCC. The Company believes these adjustments to be reasonable estimates of the financial effect of the tax change on the regulated operations of the Company. However, these estimates will be adjusted if necessary once the SCC completes its review and approves the Company's proposed rates and methodology. If the SCC proposes any adjustment, it could result in increased refund amounts for customers and reductions in revenue. The Company anticipates the SCC will complete its review of management's regulatory liabilities related to the revaluation of deferred taxes and the provision for refund for the excess billings to customers in conjunction with their review of Roanoke Gas' non-gas base rate application.
The Company adopted ASU 2014-09, Revenue from Contracts with Customers, and subsequent guidance and amendments effective October 1, 2018. The adoption of the ASU did not have a significant effect on the Company's results of operations, financial position or cash flows as the new guidance resulted in essentially no change in the manner and timing in which the Company recognizes revenues. The primary operation of the Company is the sale and/or delivery of natural gas to customers (the performance obligation) based on SCC approved tariff rates (the transaction price). The Company recognizes revenue through billed and unbilled customer usage as natural gas is delivered. The Company also recognizes revenue through Alternative Revenue Programs, which are mechanisms authorized by the SCC that allow the Company recognize or defer revenue independent of the collection from, or refund to, customers.
There have been no other changes to the critical accounting policies as reflected in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.
Asset Management
Roanoke Gas uses a third-party asset manager to manage its pipeline transportation, storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the asset manager pays Roanoke Gas a monthly utilization fee. In accordance with an SCC order issued in 2018, a portion of the utilization fee will be retained by the Company with the balance passed through to customers through reduced gas costs.
Equity Investment in Mountain Valley Pipeline
On October 1, 2015, the Company, through its wholly-owned subsidiary Midstream, entered into an agreement to become a 1% member in Mountain Valley Pipeline, LLC (the "LLC"). The purpose of the LLC is to construct and operate the MVP, a FERC regulated natural gas pipeline connecting Equitran's gathering and transmission system in northern West Virginia to the Transco interstate pipeline in south central Virginia.
Management believes the investment in the LLC will be beneficial for the Company, its shareholders and southwest Virginia. In addition to the potential returns from the investment in the LLC, Roanoke Gas will benefit from access to an additional source of natural gas to its distribution system. Currently, Roanoke Gas is served by two pipelines and an LNG peak shaving facility. Damage to or interruption in supply from any of these sources, especially during the winter heating season, could have a significant impact on the Company's ability to serve its customers. A third pipeline would reduce the risk from such an event. In addition, the proposed pipeline path would provide the Company with a more economically feasible opportunity to provide natural gas service to previously unserved areas in southwest Virginia.
On October 13, 2017, FERC issued the MVP Certificate of Public Convenience and Necessity. Furthermore, since January 2018, FERC has issued several Notices to Proceed ("NTP"), which granted the LLC permission to begin construction activities. Since construction began, the LLC has encountered various challenges to the project including weather issues, pipeline protesters and legal challenges to various federal and state permits resulting in stop orders and FERC intervention.

RGC RESOURCES, INC. AND SUBSIDIARIES

Construction activities are currently limited due to the winter season but are anticipated to resume in mid to late March. Certain permits have been vacated or stayed, which currently prevents the LLC from working in stream crossings or wetlands. In addition, FERC issued a stop work order that directed all construction activity to cease in a 25-mile exclusion zone in and around the Jefferson National Forest. The LLC is working with all related regulatory entities and judicial bodies to resolve these issues in order to resume construction in these areas. Assuming timely resolution of these issues, the LLC managing partner currently projects an in-service date for the MVP by the end of calendar 2019.

Initially, the total project cost was estimated to be $3.5 billion. As a 1% member in the LLC, Midstream's cash contribution was expected to be approximately $35 million. As a result of the issues described above, the LLC revised the project cost to an estimated $4.6 billion with Midstream's estimated cash investment increasing to $46 million. Midstream currently has two 5-year unsecured Promissory Notes with two lenders that provide borrowing limits up to $38 million. Midstream is evaluating various financing options including obtaining additional funding limits with its current lenders to provide financing for the higher projected cost of the project.

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

In 2018, Midstream became a participant in the MVP Southgate project ("Southgate"), which will be a 70-mile pipeline extending from the MVP mainline at the Transco interconnect in Virginia to delivery points in North Carolina. Midstream is a less than 1% investor in the Southgate project and, based on current project cost estimates, will invest between $1.8 million and $2.5 million toward the project. Midstream's participation in the Southgate project is for investment purposes only.

Regulatory and Tax Reform

On October 10, 2018, Roanoke Gas filed a general rate case application requesting an annual increase in customer non-gas base rates of $10.5 million. This application incorporates into the non-gas base rates the impact of tax reform, non-SAVE utility plant investment, increased operating costs, recovery of regulatory assets associated with eligible safety activity costs ("ESAC") and approximately $4.7 million in annual SAVE plan revenues that was billed through the SAVE rider. The new non-gas base rates were placed into effect for gas service rendered on or after January 1, 2019, subject to refund pending audit and final order by the SCC. The SCC staff report is not due until May 2019 with a final order not expected until later in 2019.

The general rate case application incorporates the effects of tax reform, which reduced the federal tax rate for the Company from 34% to 21%. Roanoke Gas recorded two regulatory liabilities to account for this change in the federal tax rate. The first regulatory liability relates to the excess deferred taxes associated with the regulated operations of Roanoke Gas. As Roanoke Gas had a net deferred tax liability, the reduction in the federal tax rate required the revaluation of these excess deferred income taxes to the 21% rate at which the deferred taxes are expected to reverse. The excess net deferred tax liability for Roanoke Gas' regulated operations was transferred to a regulatory liability, while the revaluation of excess deferred taxes on the unregulated operations of the Company were flowed into income tax expense in the first quarter of fiscal 2018. A majority of the regulatory liability for excess deferred taxes was attributable to accelerated tax depreciation related to utility property. In order to not violate the IRS normalization rules, these excess deferred income taxes must be flowed back to customers and through tax expense based on the average remaining life of the corresponding assets, which approximates 28 years. As of December 31, 2018, Roanoke Gas had $11,293,801 in both current and non-current portions of the net regulatory liability.

The second regulatory liability relates to the excess revenues collected from customers. The non-gas base rates used since the passage of the TCJA in December 2017 were derived from a 34% federal tax rate. As a result, the Company has over-recovered from its customers the difference between the federal tax rate at 34% and the 24.3% blended rate in fiscal 2018 and 21% in fiscal 2019. To comply with an SCC directive issued in January 2018, Roanoke Gas has been recording an estimated refund for the excess revenues totaling almost $1.9 million at December 31, 2018.

Beginning with the implementation of the new non-gas base rates in January 2019, Roanoke Gas has begun returning the excess deferred income taxes over the 28-year period and the excess revenues to customers over a 12-month period. The estimated refund amounts for both the excess deferred taxes and the excess revenues are subject to review and adjustment by the SCC, which will be done in connection with their audit and review of the rate application. The Company will record such adjustments as required.

RGC RESOURCES, INC. AND SUBSIDIARIES

Since its last rate case, Roanoke Gas has deferred ESAC costs related to compliance and safety related expenses. These expenses were above and beyond a base line for those costs previously provided for in non-gas base rates and have been included in the current rate application for recovery over a five year period. If the SCC would deny recovery of any of these costs, Roanoke Gas would adjust the value of the regulatory assets to the amount that would ultimately be realized by the Company.

The Company continues to recover the costs of its infrastructure replacement program through its SAVE Plan. The original SAVE Plan was designed to facilitate the accelerated replacement of aging natural gas pipe by providing a mechanism for the Company to recover the related depreciation and expenses and return on rate base of the additional capital investment without the filing of a formal application for an increase in non-gas base rates. Since the implementation and approval of the original SAVE Plan in 2012, the Company has modified, amended and updated it each year to incorporate various qualifying projects. On September 28, 2018, the SCC issued its order approving the 2019 SAVE Plan and SAVE rider effective January 1, 2019 with a continued focus on the ongoing replacement of the pre-1973 plastic pipe. All previous SAVE investment through December 31, 2018 has been incorporated into the general rate application as filed in October 2018. The new SAVE Plan Rider will reflect only the recovery of qualifying SAVE Plan investments beginning in January 2019. The 2019 SAVE Plan Rider is expected to provide approximately $362,000 in revenue. In addition, the SCC also approved the true-up factor for the 2017 SAVE Plan, which will refund approximately $163,000 in excess SAVE Plan revenues to customers.

As noted above, Roanoke Gas contracts with a third party asset manager to manage its pipeline transportation, storage rights and gas supply inventories and deliveries. In return for the right to utilize the excess capacities of the transportation and storage rights, the asset manager credits Roanoke Gas monthly for an amount referred to as a utilization fee. In June 2018, the SCC issued an order, retroactive to April 1, 2018, approving implementation of an incentive mechanism, whereby the Company would share the utilization fee with its customers. Under the incentive mechanism, customers would receive the initial $700,000 of the utilization fee collected through reduced gas costs, and thereafter, every additional dollar received during the annual period would be split with 25% to the Company and 75% to its customers.

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
Cash and cash equivalents decreased by $236,602 for the three-month period ended December 31, 2018, compared to a $264,638 increase for the same period last year. The following table summarizes the sources and uses of cash:

	Three Months Ended December 31,
	2018	2017
Cash Flow Summary Three Months Ended
Net cash used in operating activities	$(2,300,174)	$(1,958,693)
Net cash used in investing activities	(15,833,528)	(5,539,387)
Net cash provided by financing activities	17,897,100	7,762,718
Increase (decrease) in cash and cash equivalents	$(236,602)	$264,638
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
Cash flow provided by operations is primarily driven by net income, depreciation, reductions in natural gas storage inventory and increases in accounts receivable during the first three months of the fiscal year. Cash flow from operating activities

RGC RESOURCES, INC. AND SUBSIDIARIES

decreased from the same period last year by $341,841, primarily related to over/under-collections of gas cost offset by a larger reduction in storage gas and higher net income and depreciation. During the first quarter of fiscal 2019, Roanoke Gas was approximately $443,000 more under-collected for the period due to rising gas costs and the refunding of the prior year's net over-collection. For the corresponding quarter last year, Roanoke Gas was approximately $678,000 more over-collected, which generally tends to be the normal pattern heading into the heating season. The greater decline in storage gas inventories relates to colder December weather. Higher natural gas prices in December accounted for both an increase in accounts receivable balances as well as a corresponding increase in accounts payable balances. A summary of the cash provided by operations is provided below:

	Three Months Ended December 31,
Cash Flow From Operating Activities:	2018	2017	Increase / (Decrease)
Net income	$2,434,162	$2,059,462	$374,700
Depreciation	1,940,472	1,765,779	174,693
Increase (decrease) in over/under-collections	(442,802)	678,376	(1,121,178)
Decrease in gas in storage	1,465,609	795,238	670,371
Increase in accounts receivable	(7,930,322)	(7,503,973)	(426,349)
Increase in accounts payable	1,698,852	1,058,639	640,213
Other	(1,466,145)	(812,214)	(653,931)
Net Cash Used in Operations	$(2,300,174)	$(1,958,693)	$(341,481)
Investing activities are generally composed of expenditures related to investment in the Company's utility plant projects, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and distribution system facilities, expanding the natural gas system to meet the demands of customer growth, as well as the continued investment in the MVP. The Company is continuing its focus on SAVE infrastructure replacement projects including the replacement of pre-1973 first generation plastic pipe. In addition, the Company is constructing two interconnect stations to tie into the Mountain Valley Pipeline which will provide additional gas supply to the Company's distribution system as well as provide access to currently unserved areas. Total capital expenditures for the first three months were $5.7 million, which represented a nearly $1.4 million increase over the same period last year. Capital expenditures for fiscal 2019 are expected to be near last year's level of $23.3 million.
Investing cash flows also includes the Company's continued funding of its participation in the MVP, with a total cash investment of more than $10.1 million for the three months ended December 31, 2018 compared to $1.2 million for the corresponding period last year. Construction activities on the MVP will be limited during the second quarter due the winter season, but are expected to resume with the approach of spring.
Financing activities generally consist of long-term notes payable and line-of-credit borrowings and repayments, issuance of stock and the payment of dividends. Cash flows provided by financing activities were $17.9 million for the current period compared to $7.8 million for the same period last year. The increase in financing cash flows is primarily attributable to the increased borrowings under Midstream's credit facility to finance its investment in MVP. The Company borrowed $10,344,000 under the Midstream credit facility compared to $1,264,000 for the same period last year. In addition, net borrowings under Roanoke Gas' line-of-credit increased over the same period last year to provide funding for normal seasonal borrowing requirements and bridge financing for its capital budget. In October 2017, Roanoke Gas issued $8,000,000 in notes which were used to refinance part of the line-of-credit balance that provided capital expenditure bridge financing.

On January 2, 2019, Roanoke Gas entered into an agreement to issue notes in the aggregate principal amount of $10 million. These notes are scheduled to be issued on the day of closing currently proposed for March 28, 2019. These notes will have a 12-year term from the date of issue with a fixed interest rate of 4.41%. Proceeds from these notes will be used to refinance a portion of Roanoke Gas' debt under the line-of-credit that provides bridge financing for its construction program. As of December 31, 2018, Resources' long-term capitalization ratio was 52.4% equity and 47.6% debt.

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
Interest Rate Risk
The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At December 31, 2018, the Company had $15,801,798 balance under its variable rate line-of-credit with an average balance outstanding during the three-month period of $11,267,880. The Company also had $28,087,200 outstanding under a 5-year variable-rate term credit facility. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable-rate debt outstanding during the three months ended December 31, 2018 would have resulted in an increase of approximately $93,000 in interest expense for the quarter. The Company's other long-term debt is at fixed rates or is hedged with an interest rate swap.
Commodity Price Risk
The Company manages the price risk associated with purchases of natural gas by using a combination of liquefied natural gas ("LNG") storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.
At December 31, 2018, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had 1,956,955 decatherms of gas in storage, including LNG, at an average price of $3.15 per decatherm, compared to 2,117,098 decatherms at an average price of $3.26 per decatherm last year. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, as any additional costs or benefits associated with the settlement of derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

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
As of December 31, 2018, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.
Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information
ITEM 1 – LEGAL PROCEEDINGS
None.
ITEM 1A – RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Resources' Annual Report on Form 10-K for the year ended September 30, 2018.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2018 and September 30, 2018, (ii) Condensed Consolidated Statements of Income for the three months ended December 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2018 and 2017; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended December 31, 2018 and 2017; (v) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2018 and 2017, and (vi) Condensed Notes to Condensed Consolidated Financial Statements.

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

RGC Resources, Inc.

Date: February 8, 2019	By:	/s/ Paul W. Nester
Paul W. Nester
Vice President, Secretary, Treasurer and CFO