Form 10-Q
period 2019-03-31
RGC RESOURCES INC
filed 2019-05-06
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2019
Common Stock, $5 Par Value	8,045,409

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31, 2019	September 30, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,967,563	$247,411
Accounts receivable (less allowance for uncollectibles of $377,372 and $103,573, respectively)	11,872,956	3,913,830
Materials and supplies	960,565	913,889
Gas in storage	1,904,277	7,627,196
Prepaid income taxes	—	837,683
Under-recovery of gas costs	—	922,898
Interest rate swap	54,786	100,723
Other	1,662,857	980,972
Total current assets	18,423,004	15,544,602
UTILITY PROPERTY:
In service	229,700,422	224,854,320
Accumulated depreciation and amortization	(65,761,219)	(63,099,306)
In service, net	163,939,203	161,755,014
Construction work in progress	9,997,035	4,208,614
Utility plant, net	173,936,238	165,963,628
OTHER ASSETS:
Regulatory assets	8,769,840	8,862,147
Investment in unconsolidated affiliates	36,276,548	28,507,146
Interest rate swap	86,745	209,840
Other	515,632	472,743
Total other assets	45,648,765	38,051,876
TOTAL ASSETS	$238,008,007	$219,560,106

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31, 2019	September 30, 2018
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Dividends payable	$1,334,680	$1,242,753
Accounts payable	5,326,625	5,211,032
Capital contributions payable	3,346,681	10,142,766
Customer credit balances	459,840	1,003,622
Income taxes payable	521,764	—
Customer deposits	1,560,403	1,421,043
Accrued expenses	3,372,121	3,750,466
Over-recovery of gas costs	2,674,341	—
Regulatory liability	2,785,993	1,320,167
Total current liabilities	21,382,448	24,091,849
LONG-TERM DEBT:
Notes payable	87,222,200	63,243,200
Line-of-credit	—	7,361,017
Less unamortized debt issuance costs	(317,235)	(282,281)
Long-term debt net of unamortized debt issuance costs	86,904,965	70,321,936
DEFERRED CREDITS AND OTHER LIABILITIES:
Asset retirement obligations	6,567,409	6,417,948
Regulatory cost of retirement obligations	11,770,061	11,163,981
Benefit plan liabilities	3,742,555	3,947,967
Deferred income taxes	11,953,317	12,585,577
Regulatory liability - deferred income taxes	10,712,735	11,447,736
Total deferred credits and other liabilities	44,746,077	45,563,209
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 8,043,272 and 7,994,615, respectively	40,216,360	39,973,075
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	13,868,387	13,043,656
Retained earnings	31,890,788	27,438,049
Accumulated other comprehensive loss	(1,001,018)	(871,668)
Total stockholders’ equity	84,974,517	79,583,112
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$238,008,007	$219,560,106
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2019 AND 2018
UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
OPERATING REVENUES:
Gas utility	$25,058,749	$24,608,576	$46,095,330	$43,128,570
Non utility	216,210	309,397	396,376	545,454
Total operating revenues	25,274,959	24,917,973	46,491,706	43,674,024
OPERATING EXPENSES:
Cost of gas - utility	12,771,338	13,743,277	24,677,797	23,304,683
Cost of sales - non utility	124,243	167,987	234,946	289,197
Operations and maintenance	3,714,084	3,488,889	7,236,083	6,716,633
General taxes	556,336	506,857	1,064,225	973,179
Depreciation and amortization	1,905,475	1,734,878	3,810,950	3,469,756
Total operating expenses	19,071,476	19,641,888	37,024,001	34,753,448
OPERATING INCOME	6,203,483	5,276,085	9,467,705	8,920,576
Equity in earnings of unconsolidated affiliate	698,175	191,513	1,261,224	340,324
Other income (expense), net	121,709	41,948	247,595	56,449
Interest expense	892,649	633,186	1,709,431	1,245,831
INCOME BEFORE INCOME TAXES	6,130,718	4,876,360	9,267,093	8,071,518
INCOME TAX EXPENSE	1,460,628	1,410,431	2,162,841	2,546,127
NET INCOME	$4,670,090	$3,465,929	$7,104,252	$5,525,391
BASIC EARNINGS PER COMMON SHARE	$0.58	$0.47	$0.89	$0.76
DILUTED EARNINGS PER COMMON SHARE	$0.58	$0.47	$0.88	$0.75
DIVIDENDS DECLARED PER COMMON SHARE	$0.1650	$0.1550	$0.3300	$0.3100
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2019 AND 2018
UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
NET INCOME	$4,670,090	$3,465,929	$7,104,252	$5,525,391
Other comprehensive income (loss), net of tax:
Interest rate swap	(44,121)	61,773	(125,524)	106,418
Defined benefit plans	(1,913)	(4,249)	(3,826)	(8,498)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(46,034)	57,524	(129,350)	97,920
COMPREHENSIVE INCOME	$4,624,056	$3,523,453	$6,974,902	$5,623,311
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 2019 AND 2018
UNAUDITED

	Six Months Ended March 31, 2019
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2018	$39,973,075	$13,043,656	$27,438,049	$(871,668)	$79,583,112
Net Income	—	—	2,434,162	—	2,434,162
Other comprehensive loss	—	—	—	(83,316)	(83,316)
Cash dividends declared ($0.165 per share)	—	—	(1,322,335)	—	(1,322,335)
Issuance of common stock (17,035 shares)	85,175	262,942	—	—	348,117
Balance - December 31, 2018	$40,058,250	$13,306,598	$28,549,876	$(954,984)	$80,959,740
Net Income	—	—	4,670,090	—	4,670,090
Other comprehensive loss	—	—	—	(46,034)	(46,034)
Cash dividends declared ($0.165 per share)	—	—	(1,329,178)	—	(1,329,178)
Issuance of common stock (31,622 shares)	158,110	561,789	—	—	719,899
Balance - March 31, 2019	$40,216,360	$13,868,387	$31,890,788	$(1,001,018)	$84,974,517

	Six Months Ended March 31, 2018
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2017	$36,204,230	$292,485	$24,746,021	$(1,202,264)	$60,040,472
Net Income	—	—	2,059,462	—	2,059,462
Other comprehensive income	—	—	—	40,396	40,396
Cash dividends declared ($0.155 per share)	—	—	(1,125,804)	—	(1,125,804)
Issuance of common stock (10,168 shares)	50,840	235,669	—	—	286,509
Balance - December 31, 2017	$36,255,070	$528,154	$25,679,679	$(1,161,868)	$61,301,035
Net income	—	—	3,465,929	—	3,465,929
Other comprehensive income	—	—	—	57,524	57,524
Cash dividends declared ($0.155 per share)	—	—	(1,236,407)	—	(1,236,407)
Issuance of common stock (724,378 shares)	3,621,890	12,089,255	—	—	15,711,145
Balance - March 31, 2018	$39,876,960	$12,617,409	$27,909,201	$(1,104,344)	$79,299,226

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED MARCH 31, 2019 AND 2018
UNAUDITED

	Six Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,104,252	$5,525,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,880,945	3,531,558
Cost of retirement of utility plant, net	(123,237)	(126,686)
Equity in earnings of unconsolidated affiliate	(1,261,224)	(340,324)
Changes in assets and liabilities which provided cash, exclusive of changes and noncash transactions shown separately	1,332,387	2,058,589
Net cash provided by operating activities	10,933,123	10,648,528
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and nonutility property	(10,975,996)	(10,065,690)
Investment in unconsolidated affiliate	(13,304,263)	(3,804,844)
Proceeds from disposal of equipment	1,219	18,541
Net cash used in investing activities	(24,279,040)	(13,851,993)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	23,979,000	11,951,000
Borrowings under line-of-credit agreement	23,308,642	19,533,761
Repayments under line-of-credit agreement	(30,669,659)	(37,325,521)
Debt issuance costs	(60,343)	—
Proceeds from issuance of stock	1,068,016	15,997,654
Cash dividends paid	(2,559,587)	(2,176,495)
Net cash provided by financing activities	15,066,069	7,980,399
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,720,152	4,776,934
BEGINNING CASH AND CASH EQUIVALENTS	247,411	69,640
ENDING CASH AND CASH EQUIVALENTS	$1,967,563	$4,846,574
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,549,778	$1,014,517
Income taxes paid	1,623,000	635,000
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Resources' financial position as of March 31, 2019 and the results of its operations, cash flows, comprehensive income and changes in stockholders' equity for the three and six months ended March 31, 2019 and 2018. The results of operations for the three and six months ended March 31, 2019 are not indicative of the results to be expected for the fiscal year ending September 30, 2019 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

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

Certain reclassifications have been made to the prior year income statements to be consistent with the current year presentation by moving cost of gas - utility and cost of sales - non utility under the operating expenses caption. This reclassification does not change net income and makes the Company's income statement presentation consistent with industry peers.
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

The Company adopted ASU 2014-09 and all amendments beginning in the quarter ended December 31, 2018. Consistent with the modified retrospective adoption method, prior reporting period results remain unchanged and reported in accordance with ASC 605. As it relates to the Company’s contracts to deliver natural gas to customers, the guidance in ASC 606 is consistent with the guidance in ASC 605; therefore, the modified retrospective approach resulted in no cumulative catch-up to retained earnings. Furthermore, there was no significant impact to revenues recognized and no significant changes to the Company’s related business processes, systems or internal controls over financial reporting because of the new guidance. See Note 2 for further information.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU enhances the reporting model for financial instruments to provide users of the financial statements with more useful information through several provisions, including the following: (1) requires equity investments, excluding investments accounted for under the equity method, be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values, (3) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (5) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The Company adopted the ASU beginning with the quarter ended December 31, 2018. The new guidance did not have a material effect on the Company's financial position, results of operations or cash flows.

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

	Three Months Ended March 31, 2018
	As Previously Reported	Effect of Change	As Adjusted
Operations and maintenance	$3,458,256	$30,633	$3,488,889
Total operating expenses	19,611,255	30,633	19,641,888
Operating income	5,306,718	(30,633)	5,276,085
Other income (expense), net	11,315	30,633	41,948
Income before income taxes	$4,876,360	$—	$4,876,360

	Six Months Ended March 31, 2018
	As Previously Reported	Effect of Change	As Adjusted
Operations and maintenance	$6,655,367	$61,266	$6,716,633
Total operating expenses	34,692,182	61,266	34,753,448
Operating income	8,981,842	(61,266)	8,920,576
Other income (expense), net	(4,817)	61,266	56,449
Income before income taxes	$8,071,518	$—	$8,071,518

In addition, the ASU allows only the service cost component of net periodic benefit cost to be eligible for capitalization when applicable. Previously, the Company included all components of net periodic benefit costs for capitalization. Management has had discussions with its state regulators regarding the adoption of this ASU for regulatory purposes. The regulatory body has not taken a position on the change in capitalization requirements for these benefit costs and will evaluate the impact of this ASU on a case by case basis. The Company adopted the capitalization change prospectively on October 1, 2018. If the regulatory body ultimately determines that changes to the capitalization of these retirement benefits are not appropriate for regulatory purposes, the Company may have to establish regulatory assets or liabilities for those costs or benefits excluded from capitalization under this ASU. The adoption of this new guidance does not have a material effect on the Company's consolidated financial statements.

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

The following tables summarize revenue by customer, product and income statement classification:

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$15,397,504	$—	$15,397,504	$15,479,644	$—	$15,479,644
Commercial	8,357,598	—	8,357,598	8,504,212	—	8,504,212
Industrial and Transportation	1,249,316	—	1,249,316	1,137,874	—	1,137,874
Revenue reductions (TCJA) (1)	—	—	—	(358,901)	—	(358,901)
Other	108,418	216,210	324,628	148,505	309,397	457,902
Total contracts with customers	25,112,836	216,210	25,329,046	24,911,334	309,397	25,220,731
Alternative Revenue Programs	(54,087)	—	(54,087)	(302,758)	—	(302,758)
Total operating revenues	$25,058,749	$216,210	$25,274,959	$24,608,576	$309,397	$24,917,973

	Six months ended March 31, 2019			Six months ended March 31, 2018
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$28,410,332	$—	$28,410,332	$26,700,554	$—	$26,700,554
Commercial	15,700,155	—	15,700,155	14,820,511	—	14,820,511
Industrial and Transportation	2,475,364	—	2,475,364	2,265,677	—	2,265,677
Revenue reductions (TCJA) (1)	(523,881)	—	(523,881)	(821,343)	—	(821,343)
Other	334,908	396,376	731,284	393,770	545,454	939,224
Total contracts with customers	46,396,878	396,376	46,793,254	43,359,169	545,454	43,904,623
Alternative Revenue Programs	(301,548)	—	(301,548)	(230,599)	—	(230,599)
Total operating revenues	$46,095,330	$396,376	$46,491,706	$43,128,570	$545,454	$43,674,024

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

Other revenues

Other revenues primarily consist of miscellaneous fees and charges and utility-related revenues not directly billed to utility customers, as well as billings for non utility activities. Non utility (unregulated) activities provided by the Company include contract paving and other similar services. Regarding these activities, the customer is invoiced monthly based on services provided. The Company utilizes the practical expedient allowing revenue to be recognized based on invoiced amounts. The transaction price is based on a contractually predetermined rate schedule; therefore, the transaction price represents total value to the customer and no variable price consideration exists.

Alternative Revenue Program (ARP) revenues

ARPs, which fall outside the scope of ASC 606, are SCC approved mechanisms that allow for the adjustment of revenues for certain broad, external factors, or for additional billings if the entity achieves certain performance targets. The Company's ARPs include its Weather Normalization Adjustment (WNA), which adjusts revenues for the effects of weather temperature variations from the 30-year average, and the SAVE ("Steps to Advance Virginia's Energy") Plan over/under collection mechanism, which adjusts revenues for the differences between SAVE Plan revenues billed to customers in the current tariff rates and the revenue earned, as calculated based on the timing and extent of infrastructure replacement completed during the period. These amounts are ultimately collected from, or returned to, customers through future changes to tariff rates.

Customer Accounts Receivable

Accounts receivable, as reflected in the Condensed Consolidated Balance Sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Assets (current)		Liabilities (current)
	Trade accounts receivable (1)	Unbilled revenue (1)	Customer credit balances	Customer deposits
Balance at September 30, 2018	$2,675,611	$913,087	$1,003,622	$1,421,043
Balance at March 31, 2019	9,001,334	2,796,670	459,840	1,560,403
Increase (decrease)	$6,325,723	$1,883,583	$(543,782)	$139,360

(1) Included in "Accounts receivable, net" in the condensed consolidated balance sheet. Amounts shown net of reserve for bad debts.

The Company had no significant contract assets or liabilities during the period. Furthermore, the Company did not incur any significant costs to obtain contracts.

3.	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act, ("TCJA") became law. The TCJA's most significant impact was the reduction of the maximum corporate federal income tax rate from 35% to 21% beginning January 1, 2018. As the Company is a fiscal year taxpayer, it had a blended rate of 24.3% in fiscal 2018 and fully transitioned to the 21%, rate in fiscal 2019.

Under the provisions of ASC 740 - Income Taxes, the deferred tax assets and liabilities of the Company must be revalued to reflect the reduction in the federal tax rate. For unregulated entities, the revaluation of excess deferred income taxes are flowed through income tax expense in the period of change. For rate regulated entities such as Roanoke Gas, these excess deferred taxes were originally recovered from its customers based on billing rates derived using a federal income tax rate of 34%. As a result, these net excess deferred taxes must be returned to customers. The Company began reflecting the refund of these excess deferred taxes in late fiscal 2018. As the refund should have no effect on the income of the Company, the income statement reflects both a reduction in revenues and a corresponding reduction in income taxes associated with the flow back of these net excess deferred taxes. The result is a lowering of the effective tax rate for the Company.

A reconciliation of income tax expense from applying the federal statutory rates in effect for each period to total income tax expense is presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Income before income taxes	$6,130,718	$4,876,360	$9,267,093	$8,071,518
Corporate federal tax rate	21.00%	24.30%	21.00%	24.30%

Income tax expense computed at the federal statutory rate	$1,287,451	$1,184,955	$1,946,090	$1,961,379
State income taxes, net of federal tax benefit	290,481	222,127	441,070	368,214
Net amortization of excess deferred taxes on regulated operations	(86,208)	—	(172,417)	—
Revaluation of unregulated deferred taxes	—	—	—	206,830
Other, net	(31,096)	3,349	(51,902)	9,704
Total income tax expense	$1,460,628	$1,410,431	$2,162,841	$2,546,127

Effective tax rate	23.8%	28.9%	23.3%	31.5%

4.	Rates and Regulatory Matters

The SCC exercises regulatory authority over the natural gas operations of Roanoke Gas. Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service; safety standards; extension of service; and accounting and depreciation.

As referenced in Note 3, the TCJA reduced the federal corporate tax rate to 21%. The Company revalued its deferred tax assets and liabilities to reflect the new federal tax rate. Under the provisions of ASC 740, the corresponding adjustment to deferred income taxes generally flows directly to income tax expense. For rate regulated entities such as Roanoke Gas, these excess deferred taxes were originally recovered from its customers based on billing rates derived using a federal income tax rate of 34%. Therefore, the adjustment to the net deferred tax liabilities of Roanoke Gas, to the extent such net deferred tax liabilities are attributable to rate base or cost of service for customers, are refundable to customers. Roanoke Gas began accounting for the refund of these excess deferred taxes in fiscal 2018 along with reflecting a corresponding reduction in income tax expense. As of March 31, 2019, Roanoke Gas had approximately $11,200,000 remaining in both the current and non-current portions of the net regulatory liability related to these excess deferred income taxes, most of which will be refunded over a 28 year period per IRS normalization requirements. The provision for excess deferred taxes included in regulatory liabilities are subject to SCC review and adjustment as part of their audit of the general rate application.

The Company has transitioned to a corporate federal income tax rate of 21% and a combined 25.74% state and federal tax rate in fiscal 2019. In January 2018, the SCC issued a directive requiring the accrual of a regulatory liability for excess revenues collected from customers attributable to the higher federal income tax rate, currently included as a component of customer billing rates, until such time as the SCC approves revised billing rates incorporating the lower tax rate. For the

RGC RESOURCES, INC. AND SUBSIDIARIES

six-month periods ending March 31, 2019 and 2018, the Company had recorded a reduction to revenue of $523,881 and $821,343, respectively, reflecting the estimated excess revenue collected from customers. Effective with January 2019 customer billings, the Company began refunding the excess revenues to customers. The estimated total refund of these excess revenues is subject to final review and adjustment by the SCC as part of their review of the general rate application.

On October 10, 2018, Roanoke Gas filed a general rate application requesting an annual increase in customer non-gas base rates of $10.5 million. This application incorporates into the non-gas base rates the impact of tax reform, non-SAVE utility plant investment, increased operating costs and approximately $4.7 million in SAVE plan revenues that were previously billed through the SAVE rider. The new non-gas base rates were placed in effect for service rendered on or after January 1, 2019, subject to refund pending audit and final order by the SCC. SCC staff is currently auditing the rate application and their report is not due until later in the Company's fiscal third quarter. The Company has recorded a provision for refund, including interest associated with customer billings, under the new rates. As the SCC audit is still in progress, the Company based its estimated refund on the history of the percentage of additional revenues realized from past rate applications. The amount of the refund is an estimate, and the final order could result in lower or higher revenues than currently reflected in the financial statements. The Company will refine its estimates as more information becomes available.

The current portion of the excess deferred income tax, the accrued refund for excess revenues due to tax rate change and the estimated refund related to the non-gas rates placed into effect on January 1, 2019 are included in the regulatory liabilities line in the Condensed Consolidated Balance Sheet.

The SCC requires regulated entities within the state to perform a depreciation study every 5 years. The Company completed its last depreciation study in June 2014 and is currently in the process of preparing the current depreciation study for filing in June 2019. The new depreciation rates are effective retroactive to October 1, 2018 and will be implemented once approved by the SCC. Any adjustment to depreciation expense as a result of the study is expected to be reflected in the results of the quarter ended September 30, 2019.

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

The current total project cost as estimated by the LLC managing partner is $4.6 billion. Midstream's estimated total cash contribution for its 1% equity interest in the LLC will be approximately $46 million provided through periodic capital contributions made throughout the term of the project. The Company is utilizing the equity method to account for the transactions and activity of the investment in MVP and is participating in the earnings in proportion to its level of investment.

In April 2018, the LLC announced the MVP Southgate project ("Southgate"), which is a 70 mile pipeline extending from the MVP mainline in Virginia to delivery points in North Carolina. Midstream is a less than 1% investor in the project, which will be accounted for under the cost method. Total estimated project cost is between $350 and $500 million, of which Midstream's portion estimated to be between $1.8 to $2.5 million.

On a quarterly basis, the LLC issues a capital call notice, which specifies the capital contributions for MVP and Southgate to be paid over the subsequent 3 months. As of March 31, 2019, the Company had $3,346,681 remaining to be paid under the most recent notice. The capital contribution payable has been reflected on the Company's Balance Sheet as of March 31, 2019, with a corresponding increase to "investment in unconsolidated affiliates". Related to capital contributions payable, there was a $6,796,085 non-cash decrease in the "investment in unconsolidated affiliates" during the six months ended March 31, 2019. Funding for Midstream's investments in the LLC for both the MVP and Southgate projects are being provided through two unsecured promissory notes, each with a 5-year term as discussed further in Note 7.

The financial statement locations of the investment in the LLC are as follows:

RGC RESOURCES, INC. AND SUBSIDIARIES

Balance Sheet Location of Other Investments:	March 31, 2019	September 30, 2018
Other Assets:
Investment in MVP	$36,065,841	$28,387,031
Investment in Southgate	210,707	120,115
Investment in unconsolidated affiliates	$36,276,548	$28,507,146

Current Liabilities:
MVP	$3,275,544	$10,022,652
Southgate	71,137	120,114
Capital contributions payable	$3,346,681	$10,142,766

	Three Months Ended		Six Months Ended
Income Statement Location of Other Investments:	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Equity in earnings of unconsolidated affiliate	$698,175	$191,513	$1,261,224	$340,324

6.	Derivatives and Hedging

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

The table below reflects the fair values of the derivative instrument and its corresponding classification in the condensed consolidated balance sheet:

	March 31, 2019	September 30, 2018
Derivative designated as hedging instrument:
Current assets:
Interest rate swap	$54,786	$100,723

Other assets:
Interest rate swap	$86,745	$209,840

Total derivatives designed as hedging instruments	$141,531	$310,563

The table in Note 8 reflects the effect on income and other comprehensive income of the Company's cash flow hedge.

7.	Long-Term Debt

On January 2, 2019, Roanoke Gas entered into an agreement to issue notes in the aggregate principal amount of $10 million. These notes, issued on March 28, 2019, will mature 12-years from the date of issue and have a fixed interest rate of 4.41%. Proceeds from these notes were used to refinance a portion of Roanoke Gas' debt under the line-of-credit.

On March 26, 2019, Roanoke Gas entered into a new unsecured line-of-credit agreement. This agreement replaced the prior line-of-credit agreement scheduled to expire March 31, 2020. The new agreement is for a two-year term expiring

March 31, 2021 with a maximum borrowing limit of $30,000,000. Amounts drawn against the agreement are considered to be non-current as the balance under the line-of-credit is not subject to repayment within the next 12-month period. The agreement has a variable-interest rate based on 30-day LIBOR plus 100 basis points and an availability fee of 15 basis points and provides multi-tiered borrowing limits associated with the seasonal borrowing demands of the Company. The Company's total available borrowing limits during the term of the agreement range from $3,000,000 to $30,000,000.

On February 19, 2019, Midstream entered into an agreement with the lending institutions to amend its existing credit agreement and related notes. The amendment increased total borrowing limits to $50 million through the date of maturity to meet the projected funding requirements for completion of the MVP. With the exception of the increase in borrowing limits, all remaining terms under the notes remain unchanged including the variable-interest rate based on 30-day LIBOR plus 135 basis points.

Roanoke Gas also has other unsecured notes at varying fixed interest rates as well as a variable-rate note with interest based on 30-day LIBOR plus 90 basis points. The variable rate note is hedged by a swap agreement, which converts the debt into a fixed-rate instrument with an annual interest rate of 2.30%.

All of the debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization. All of the debt agreements, except for the line-of-credit, provide for priority indebtedness to not exceed 15% of consolidated total assets.

Long-term debt consists of the following:

	March 31, 2019		September 30, 2018
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas Company:
Unsecured senior notes payable, at 4.26% due on September 18, 2034	$30,500,000	$149,638	$30,500,000	$154,465
Unsecured term note payable, at 30-day LIBOR plus 0.90%, due November 1, 2021	7,000,000	8,615	7,000,000	10,283
Unsecured term notes payable, at 3.58% due on October 2, 2027	8,000,000	40,936	8,000,000	43,343
Unsecured term notes payable, at 4.41% due on March 28, 2031	10,000,000	33,521	—	—
RGC Midstream, LLC:
Unsecured term notes payable, at 30-day LIBOR plus 1.35%, due December 29, 2020	31,722,200	84,525	17,743,200	74,190
Total notes payable	$87,222,200	$317,235	$63,243,200	$282,281
Line-of-credit, at 30-day LIBOR plus 1.00%, due March 31, 2021	$—	$—	$7,361,017	$—
Total long-term debt	$87,222,200	$317,235	$70,604,217	$282,281

RGC RESOURCES, INC. AND SUBSIDIARIES

8.	Other Comprehensive Income
A summary of other comprehensive income and loss is provided below:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Three Months Ended March 31, 2019
Interest rate swap:
Unrealized losses	$(40,059)	$10,311	$(29,748)
Transfer of realized gains to interest expense	(19,355)	4,982	(14,373)
Net interest rate swap	(59,414)	15,293	(44,121)
Defined benefit plans:
Amortization of actuarial gains	(2,576)	663	(1,913)
Other comprehensive loss	$(61,990)	$15,956	$(46,034)
Three Months Ended March 31, 2018
Interest rate swap:
Unrealized gains	$90,363	$(26,061)	$64,302
Transfer of realized gains to interest expense	(3,554)	1,025	(2,529)
Net interest rate swap	86,809	(25,036)	61,773
Defined benefit plans:
Amortization of actuarial gains	(5,971)	1,722	(4,249)
Other comprehensive income	$80,838	$(23,314)	$57,524

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Six Months Ended March 31, 2019
Interest rate swap:
Unrealized losses	$(134,015)	$34,495	$(99,520)
Transfer of realized gains to interest expense	(35,017)	9,013	(26,004)
Net interest rate swap	(169,032)	43,508	(125,524)
Defined benefit plans:
Amortization of actuarial gains	(5,152)	1,326	(3,826)
Other comprehensive loss	$(174,184)	$44,834	$(129,350)
Six Months Ended March 31, 2018
Interest rate swap:
Unrealized gains	$151,944	$(43,821)	$108,123
Transfer of realized gains to interest expense	(2,396)	691	(1,705)
Net interest rate swap	149,548	(43,130)	106,418
Defined benefit plans:
Amortization of actuarial gains	(11,942)	3,444	(8,498)
Other comprehensive income	$137,606	$(39,686)	$97,920

The amortization of actuarial gains and losses is included as a component of net periodic pension and postretirement benefit costs under other income (expense), net.

RGC RESOURCES, INC. AND SUBSIDIARIES

Reconciliation of Other Accumulated Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2018	$(871,668)
Other comprehensive loss	(129,350)
Balance at March 31, 2019	$(1,001,018)

9.	Commitments and Contingencies

Roanoke Gas currently holds the only franchises and/or certificates of public convenience and necessity to distribute natural gas in its service area. The current franchise agreements expire December 31, 2035. The Company's certificates of public convenience and necessity are exclusive and are intended for perpetual duration.

Due to the nature of the natural gas distribution business, the Company has entered into agreements with both suppliers and pipelines for natural gas commodity purchases, storage capacity and pipeline delivery capacity. The Company utilizes an asset manager to assist in optimizing the use of its transportation, storage rights and gas supply in order to provide a secure and reliable source of natural gas to its customers. The Company also has storage and pipeline capacity contracts to store and deliver natural gas to the Company’s distribution system. Roanoke Gas is currently served directly by two primary pipelines. These two pipelines deliver all of the natural gas supplied to the Company’s distribution system. Depending on weather conditions and the level of customer demand, failure of one or both of these transmission pipelines could have a major adverse impact on the Company's ability to deliver natural gas to its customers and its results of operations. The MVP will provide Roanoke Gas with access to an additional delivery source to its distribution system, increasing system reliability and the Company's ability to meet future demands for natural gas.

10.	Earnings Per Share

Basic earnings per common share for the three months and six months ended March 31, 2019 and 2018 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares. A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net Income	$4,670,090	$3,465,929	$7,104,252	$5,525,391
Weighted average common shares	8,032,218	7,371,694	8,017,820	7,309,215
Effect of dilutive securities:
Options to purchase common stock	40,931	41,657	44,600	45,018
Diluted average common shares	8,073,149	7,413,351	8,062,420	7,354,233
Earnings Per Share of Common Stock:
Basic	$0.58	$0.47	$0.89	$0.76
Diluted	$0.58	$0.47	$0.88	$0.75

11.	Employee Benefit Plans

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

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Components of net periodic pension cost:
Service cost	$134,317	$166,309	$268,634	$332,618
Interest cost	291,682	272,045	583,364	544,090
Expected return on plan assets	(387,359)	(465,710)	(774,718)	(931,420)
Recognized loss	39,650	87,758	79,300	175,516
Net periodic pension cost	$78,290	$60,402	$156,580	$120,804

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Components of postretirement benefit cost:
Service cost	$33,221	$41,805	$66,442	$83,610
Interest cost	162,236	160,151	324,472	320,302
Expected return on plan assets	(136,805)	(155,845)	(273,610)	(311,690)
Recognized loss	30,951	70,967	61,902	141,934
Net postretirement benefit cost	$89,603	$117,078	$179,206	$234,156

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of March 31, 2019 and September 30, 2018:

		Fair Value Measurements - March 31, 2019
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$141,531	$—	$141,531	$—
Total	$141,531	$—	$141,531	$—

Liabilities:
Natural gas purchases	$430,759	$—	$430,759	$—
Total	$430,759	$—	$430,759	$—

		Fair Value Measurements - September 30, 2018
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$310,563	$—	$310,563	$—
Total	$310,563	$—	$310,563	$—

Liabilities:
Natural gas purchases	$693,495	$—	$693,495	$—
Total	$693,495	$—	$693,495	$—

The fair value of the interest rate swap is determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At March 31, 2019 and September 30, 2018, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

The Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows required to settle the obligation.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. In addition, the carrying amount of the variable rate line-of-credit is a reasonable approximation of its fair value. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of March 31, 2019 and September 30, 2018:

RGC RESOURCES, INC. AND SUBSIDIARIES

		Fair Value Measurements - March 31, 2019
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Notes payable	$87,222,200	$—	$—	$88,286,143
Total	$87,222,200	$—	$—	$88,286,143

		Fair Value Measurements - September 30, 2018
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Notes payable	$63,243,200	$—	$—	$62,435,237
Total	$63,243,200	$—	$—	$62,435,237

The fair value of long-term debt is estimated by discounting the future cash flows of the debt based on current market rates and corresponding interest rate spreads.

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of March 31, 2019 and September 30, 2018, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

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
The three-month and six-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2019. The total revenues and margins realized during the first six months reflect higher billings due to the weather sensitive nature of the natural gas business.
Overview
Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 61,700 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding localities through its Roanoke Gas Company (“Roanoke Gas”) subsidiary. Natural gas service is provided at rates and for terms and conditions set by the Virginia State Corporation Commission (“SCC”).
Resources also invests in the Mountain Valley Pipeline ("MVP"), an interstate pipeline currently under construction, as a 1% participant through its RGC Midstream, LLC subsidiary ("Midstream") in addition to providing certain unregulated services through Roanoke Gas and its other subsidiaries. The unregulated operations of Roanoke Gas represent less than 2% of total revenues of Resources on an annual basis.
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
The Company has completed the transition to the 21% federal statutory income tax rate as a result of the Tax Cuts and Jobs Act ("TCJA") that was signed into law in December 2017. Since the implementation of the new tax rates, the Company has recorded a provision for refund related to estimated excess revenues collected from customers under approved billing rates that were designed to recover the operating expenses and provide a rate of return based on a federal tax rate of 34%. Beginning January 1, 2019, Roanoke Gas incorporated the effect of the 21% federal tax rate with the implementation of the new non-gas base rates as filed in its current rate application and began refunding the excess revenues associated with the change in the tax rate over the subsequent 12-month period. The Company also provided an estimated refund related to the new non-gas rates that were placed into effect on January 1, 2019. Additional information regarding the TCJA and non-gas base rate application is provided under the Regulatory and Tax Reform section below.

RGC RESOURCES, INC. AND SUBSIDIARIES

Over 98% of the Company’s annual revenues, excluding equity in earnings of MVP, are derived from the sale and delivery of natural gas to Roanoke Gas customers. The SCC authorizes the rates and fees the Company charges its customers for these services. These rates are designed to provide the Company with the opportunity to recover its gas and non-gas expenses and to earn a reasonable rate of return for shareholders based on normal weather. Normal weather refers to the average number of heating degree days (an industry measure by which the average daily temperature falls below 65 degrees Fahrenheit) over the previous 30-year period.

As the Company’s business is seasonal in nature, volatility in winter weather and the commodity price of natural gas can impact the effectiveness of the Company’s rates in recovering its costs and providing a reasonable return for its shareholders. In order to mitigate the effect of variations in weather and the cost of natural gas, the Company has certain approved rate mechanisms in place that help provide stability in earnings, adjust for volatility in the price of natural gas and provide a return on increased infrastructure investment. These mechanisms include a purchased gas adjustment factor ("PGA"), weather normalization adjustment factor ("WNA"), inventory carrying cost revenue ("ICC") and a Steps to Advance Virginia's Energy Plan ("SAVE") adjustment rider.
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

The WNA model reduces earnings volatility, related to weather variability in the heating season, by providing the Company a level of earnings protection when weather is warmer than normal and providing customers some price protection when the weather is colder than normal. The WNA is based on a weather measurement band around the most recent 30-year temperature average. Under the WNA, the Company recovers from its customers the lost margin (excluding gas costs) for the impact of weather that is warmer than normal or refunds the excess margin earned for weather that is colder than normal. The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day. For the three months and six months ended March 31, 2019, the Company accrued $46,000 in additional revenues under the WNA model for weather that was less than 1% warmer than normal and approximately $111,000 reduction in revenues for weather that was more than 1% colder than normal, respectively. For the corresponding periods last year, the Company accrued approximately $161,000 and $124,000 reduction in revenues for weather that was 3% and 2% colder than normal. The current WNA year ended on March 31, 2019, and once the SCC approves the billing factors, the Company will apply the amount to customers' bills.
The Company also has an approved rate structure in place that mitigates the impact of financing costs associated with its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs,” of its investment in natural gas inventory. This ICC factor applied to the cost of inventory is based on the Company’s weighted-average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes ICC revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less carrying cost revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighting of the components that are used to determine the weighted-average cost of capital. Total ICC revenues for the three and six month periods ended March 31, 2019 declined by approximately 12% from the same periods last year due to a combination of lower average natural gas storage balances and a reduction in the weighted average cost of capital factor used in calculating these revenues.
The Company’s non-gas base rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal non-gas rate application with the SCC utilizing historical and proforma information, including investment in natural gas facilities. Generally, investments related to extending service to new customers are recovered through the non-gas base rates currently in place. The additional investment in replacing and upgrading existing infrastructure is not recoverable until a formal rate application is filed and approved. The SAVE Plan, however, provides the Company with the ability to recover costs related to investments in qualified infrastructure projects on a prospective basis. The SAVE Plan provides a mechanism through which the Company may recover the related depreciation and expenses and provides a return on rate base for the related additional capital investments until such time that a

RGC RESOURCES, INC. AND SUBSIDIARIES

formal rate application is filed. As the Company has made significant expenditures since the last non-gas base rate increase in 2013, SAVE Plan revenues have continued to increase each year. With the filing of the new non-gas rate application, the SAVE Plan program has been reset as the prior qualified infrastructure investments were included in the derivation of the non-gas rates placed into effect in January 2019, subject to refund. Accordingly, SAVE Plan revenues declined by $1,146,000 for the three-month period ended March 31, 2019 compared to the same period last year and by approximately $1,014,000 for the corresponding six-month periods.
The Company is committed to safeguarding its information technology systems. These systems contain confidential customer, vendor and employee information as well as important financial data. There is risk associated with unauthorized access of this information with a malicious intent to corrupt data, cause operational disruptions or compromise information. Management believes it has taken reasonable security measures to protect these systems from cyber attacks and similar incidents; however, there can be no guarantee that an incident will not occur. In the event of a cyber incident, the Company will execute its Security Incident Response Plan. The Company maintains cyber insurance to mitigate financial exposure that may result from a cyber incident.
Results of Operations
Three Months Ended March 31, 2019:
Net income increased by $1,204,161 for the three months ended March 31, 2019, compared to the same period last year. Improved quarterly performance is attributable to implementation of a non-gas rate increase, customer growth, equity in earnings from the investment in Mountain Valley Pipeline and lower income tax expense.
The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended March 31,
	2019	2018	Increase / (Decrease)	Percentage
Operating Revenues
Gas Utility	$25,058,749	$24,608,576	$450,173	2%
Non utility	216,210	309,397	(93,187)	(30)%
Total Operating Revenues	$25,274,959	$24,917,973	$356,986	1%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	3,281,556	3,362,966	(81,410)	(2)%
Transportation and Interruptible	799,875	781,428	18,447	2%
Total Delivered Volumes	4,081,431	4,144,394	(62,963)	(2)%
Heating Degree Days (Unofficial)	2,045	2,134	(89)	(4)%
Total operating revenues for the three months ended March 31, 2019, compared to the same period last year, increased primarily due to the implementation of higher non-gas rates partially offset by lower gas costs. The Company placed new non-gas base rates into effect for natural gas service rendered on or after January 1, 2019, subject to refund. The new rates incorporated revenues related to SAVE Plan activities through December 2018, as well as recovery of higher costs and non SAVE infrastructure additions since the last rate application. Total revenues have been reduced by an estimate for potential refunds, pending the completion of the audit by the SCC and the issuance of a final order on the rate application. The average commodity price of natural gas delivered during the current quarter was approximately 6% per decatherm lower than the same period last year. In addition, the prior year included a reserve of $358,901 associated with the estimated excess revenues billed to customers as a result of the reduction in the corporate federal income tax rate. No such reserve was recorded during the current quarter due to the implementation of new non-gas base rates.
See the Regulatory and Tax Reform section below for more information regarding the new non-gas base rates, provision for refund and the excess revenues related to the reduction in the corporate federal income tax rate.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended March 31,
	2019	2018	Increase / (Decrease)	Percentage
Gas Utility Margin
Utility Revenues	$25,058,749	$24,608,576	$450,173	2%
Cost of Gas	12,771,338	13,743,277	(971,939)	(7)%
Gas Utility Margin	$12,287,411	$10,865,299	$1,422,112	13%
Regulated natural gas margins from utility operations (total utility revenues less utility cost of gas) increased from the same period last year primarily as a result of the implementation of higher non-gas base rates as filed under the rate application with the SCC. SAVE revenues declined by $1,145,504 as all related SAVE activities through December 31, 2018 were incorporated into the new non-gas base rates effective January 1, 2019. The result is a net increase in customer base charges of $1,185,278 and volumetric margin net of WNA of $1,063,626. The customer base charge and volumetric margins also include an estimated provision for refund. As noted above, the prior year included a reserve of $358,901 related to excess revenues to be refunded to customers due to the reduction in the federal income tax rate. Both the reserve for excess revenues associated with the reduction in the federal income tax rate and the new non-gas rates are subject to adjustment as the SCC completes their audit and ultimately issues a final order.
The components of and the change in gas utility margin are summarized below:

	Three Months Ended March 31,
	2019	2018	Increase / (Decrease)
Customer Base Charge	$4,331,767	$3,146,489	$1,185,278
Carrying Cost	92,932	106,162	(13,230)
SAVE Plan	23,025	1,168,529	(1,145,504)
Volumetric	7,777,889	6,921,210	856,679
WNA	46,412	(160,535)	206,947
Other Gas Revenues	15,386	42,345	(26,959)
Excess Revenue Refund	—	(358,901)	358,901
Total	$12,287,411	$10,865,299	$1,422,112
Operation and maintenance expenses increased by $225,195, or 6%, from the same period last year primarily related to increased compensation costs, contracted and professional services and amortization of regulatory assets partially offset by higher capitalized overheads Total compensation costs increased by $113,000 due to higher employment levels and wage increases over the prior year. Contracted and professional services increased by $99,000 related to operational support and general facility maintenance activities. The Company began amortizing certain regulatory assets that are currently being recovered in the new non-gas base rates. Total amortization expense for the quarter was $66,000 based on a proposed 5-year amortization period per the rate filing. Total capitalized overheads increased by $84,000 due to higher capital expenditures.
General taxes increased by $49,479, or 10%, associated with higher property and payroll taxes. Property taxes continue to increase corresponding to higher utility property balances related to ongoing infrastructure replacement, system reinforcements and customer growth. Increased compensation levels resulted in higher payroll taxes.

Depreciation expense increased by $170,597, or 10%, on a corresponding increase in utility plant investment.
Equity in earnings of unconsolidated affiliate increased by $506,662, more than triple last year, due to the extent of pipeline construction activities in the Mountain Valley Pipeline project. The corresponding earnings are primarily composed of allowance for funds used during construction ("AFUDC"). The level of construction activity resulted in a greater amount of AFUDC income. Additional information about the Company's investment in the MVP can be found under the Equity Investment in Mountain Valley Pipeline section below.
Other income (expense), net increased by $79,761 primarily due to the implementation of a revenue sharing incentive mechanism in 2018 related to the gas supply asset management agreement. See the Regulatory and Tax Reform section below for more information on revenue sharing. Furthermore, the adoption of ASU 2017-07, Compensation - Retirement Benefits, as discussed in Note 1, resulted in the components of net periodic benefit costs other than service cost being presented outside of

RGC RESOURCES, INC. AND SUBSIDIARIES

income from operations. As a result, the prior year amount has been adjusted retrospectively with the reclassification of a $30,633 net expense reduction from operations and maintenance to other income (expense) while the current period includes a net expense of less than $1,000 for these other net periodic benefit costs.
Interest expense increased by $259,463, or 41% due to a 35% increase in total average debt outstanding between quarters. The higher borrowing levels derived from the ongoing investment in MVP, financing expenditures in support of Roanoke Gas' capital budget and rising interest rates on the Company's variable-rate debt. Total borrowing under Midstream's credit facility increased by more than $21 million while the average interest rate increased 58 basis points. The Company's line-of-credit experienced a similar interest rate increase. As a result, the weighted-average effective interest rate on total Company debt increased from 3.77% in the second quarter of fiscal 2018 to 3.97% during the second quarter of fiscal 2019.
Income tax expense increased by $50,197 due to higher taxable income mostly offset by a reduction in the federal income tax rate and the amortization of excess deferred taxes on the regulated operations of Roanoke Gas. The federal income tax rate declined from the 24.3% blended rate for fiscal 2018 to the statutory rate of 21% in fiscal 2019 with the combined state and federal rate declining from 28.84% to 25.74%. In fiscal 2018, Roanoke Gas revalued the net deferred tax liability of its regulated operations and recorded a regulatory liability, which is being amortized as a credit to tax expense over a 28 year period corresponding with a comparable reduction in revenues through reduced billings to customers. This results in no impact to net income as the reduction in income tax expense corresponds to a reduction in revenues. See Regulatory and Tax Reform section for more information.

Six Months Ended March 31, 2019:
Net income increased by $1,578,861 for the six months ended March 31, 2019, compared to the same period last year due to the implementation of a non-gas rate increase, equity in earnings from the investment in Mountain Valley Pipeline and lower income tax rates.
The tables below reflect operating revenues, volume activity and heating degree-days.

	Six Months Ended March 31,
	2019	2018	Increase / (Decrease)	Percentage
Operating Revenues
Gas Utility	$46,095,330	$43,128,570	$2,966,760	7%
Non utility	396,376	545,454	(149,078)	(27)%
Total Operating Revenues	$46,491,706	$43,674,024	$2,817,682	6%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	5,647,630	5,579,675	67,955	1%
Transportation and Interruptible	1,549,940	1,518,536	31,404	2%
Total Delivered Volumes	7,197,570	7,098,211	99,359	1%
Heating Degree Days (Unofficial)	3,605	3,631	(26)	(1)%
Operating revenues for the six months ended March 31, 2019 increased over the same period last year due to the implementation of higher non-gas rates and higher gas costs. The Company placed new non-gas base rates into effect for natural gas service rendered on or after January 1, 2019, subject to refund. The new non-gas base rates were reflected in the Company's rate application with the SCC as filed in October 2018. The rates are subject to refund and the Company has recorded an estimated refund for the current quarter based on past history of rate awards approved by the SCC. The average commodity price of natural gas delivered during the first six months of fiscal 2019 was approximately 6% per decatherm higher than the same period last year. Natural gas commodity prices spiked during December due to weather, but have since returned to lower levels over the most recent quarter. The prior year included a reserve of $821,343 associated with the estimated excess revenues billed to customers as a result of the reduction in the corporate federal income tax rate. The current fiscal period reflects a reserve of $523,881 as the accrual for excess revenues ended with the implementation of new non-gas base rates, which incorporated the reduction in the federal income tax rate.
See the Regulatory and Tax Reform section below for more information.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Six Months Ended March 31,
	2019	2018	Increase	Percentage
Gas Utility Margin
Utility Revenues	$46,095,330	$43,128,570	$2,966,760	7%
Cost of Gas	24,677,797	23,304,683	1,373,114	6%
Gas Utility Margin	$21,417,533	$19,823,887	$1,593,646	8%
Regulated natural gas margins from utility operations increased from the same period last year for the same reason that margins increased for the quarter, implementation of higher non-gas base rates. As a result, customer base charges and non-gas volumetric margins increased by $1,201,167 and $1,155,544, respectively, net of the estimated refund. SAVE revenues declined by $1,014,411 during the same period. The reserve for excess revenues related to the reduction in federal income taxes declined by $297,462.
The components of and the change in gas utility margin are summarized below:

	Six Months Ended March 31,
	2019	2018	Increase / (Decrease)
Customer Base Charge	$7,449,762	$6,248,595	$1,201,167
Carrying Cost	274,567	310,441	(35,874)
SAVE Plan	1,230,537	2,244,948	(1,014,411)
Volumetric	13,037,227	11,881,683	1,155,544
WNA	(110,922)	(123,765)	12,843
Other Gas Revenues	60,243	83,328	(23,085)
Excess Revenue Refund	(523,881)	(821,343)	297,462
Total	$21,417,533	$19,823,887	$1,593,646
Operation and maintenance expenses increased by $519,450, or 8%, from the same period last year due to higher compensation costs, contracted services, bad debt expense and amortization of regulatory assets partially offset by higher capitalized overheads. Total compensation costs increased by $331,000 due to higher employment levels and wage increases. The Company incurred $83,000 in contracted services related to the periodic clearing of the natural gas transmition line right-of-way and scheduled maintenance at the LNG facility. The Company began amortizing certain regulatory assets beginning January 1, 2019 resulting in an additional $66,000 in expense. Bad debt expense increased by $22,000 related to increased customer billings. Total capitalized overheads increased by $69,000 due to increased capital expenditures offset by lower LNG production during the period.
General taxes increased by $91,046, or 9%, associated with higher property and payroll taxes. The increase in property taxes reflect the ongoing investment in the utility infrastructure of Roanoke Gas while the higher payroll taxes correspond to compensation activity.

Depreciation expense increased by $341,194, or 10%, on higher utility plant investment.
Equity in earnings of unconsolidated affiliate increased by $920,900, due to the significant increase in the investment in the MVP project.
Other income (expense), net increased by $191,146 primarily due to the revenue sharing incentive mechanism approved in 2018, the reclassification of the components of net periodic benefit costs other than service cost from operations to a non-operating expense and timing of charitable contributions.
Interest expense increased by $463,600, or 37%, due to a 29% increase in total average debt outstanding and rising interest rates on the Company's variable-rate debt. Increased borrowing is attributable to the investment in MVP and funding of Roanoke Gas' capital budget. The weighted-average effective interest rate on total Company debt increased from 3.69% for the first six months of fiscal 2018 to 3.92% for the same period in fiscal 2019.

RGC RESOURCES, INC. AND SUBSIDIARIES

Income tax expense declined by $383,286 due to a reduction in the federal income tax rate, the amortization of excess deferred taxes on the regulated operations of Roanoke Gas and the valuation adjustment to the deferred taxes of the unregulated operations in the prior year. The federal income tax rate declined from the 24.3% blended rate for fiscal 2018 to the statutory rate of 21% in fiscal 2019. As discussed above and in the Regulatory and Tax Reform section below, Roanoke Gas is amortizing the regulatory liability related to the excess deferred taxes on the regulated operations into income tax expense with a corresponding reduction in revenues. During the first quarter of fiscal 2018, Resources revalued the deferred taxes of its unregulated operations, which resulted in $208,000 direct charge to income tax expense.
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
The Company considers an estimate to be critical if it is material to the financial statements and requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. The Company's adjustments for the effect of the TCJA includes estimates related to the revaluation of deferred income tax and the refund of excess billings to customers pending final review and approval by the SCC. The Company believes these adjustments to be reasonable estimates of the financial effect of the tax change on the regulated operations of the Company. However, these estimates will be adjusted, if necessary, once the SCC completes its audit and approves the Company's proposed rates and methodology. If the SCC proposes any adjustment, it could result in increased refund amounts for customers and reductions in revenue. The Company has also recorded an estimate for refund related to the implementation of the new non-gas base rates effective January 1, 2019. This estimate is based on the results of prior rate proceedings and will be adjusted upon filing of the SCC's staff report and the issuance of a final order on the rate application.
The Company adopted ASU 2014-09, Revenue from Contracts with Customers, and subsequent guidance and amendments effective October 1, 2018. The adoption of the ASU did not have a significant effect on the Company's results of operations, financial position or cash flows as the new guidance resulted in essentially no change in the manner and timing in which the Company recognizes revenues. The primary operation of the Company is the sale and/or delivery of natural gas to customers (the performance obligation) based on SCC approved tariff rates (the transaction price). The Company recognizes revenue through billed and unbilled customer usage as natural gas is delivered. The Company also recognizes revenue through Alternative Revenue Programs, which are mechanisms authorized by the SCC that allow the Company to recognize or defer revenue independent of the collection from, or refund to, customers.
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

RGC RESOURCES, INC. AND SUBSIDIARIES

On October 13, 2017, FERC issued the MVP Certificate of Public Convenience and Necessity. Furthermore, since January 2018, FERC has issued several Notices to Proceed ("NTP"), which granted the LLC permission to begin construction activities. Since construction began, the LLC has encountered several challenges which have delayed the project, including weather issues, pipeline protesters and legal challenges to various federal and state permits resulting in stop orders and FERC intervention. Construction activities were limited during the just completed winter season but have since resumed. Certain permits have been vacated or stayed, which currently prevents the LLC from working in stream crossings or wetlands. In addition, FERC issued a stop work order that directed all construction activity to cease within a 25-mile exclusion zone in and around the Jefferson National Forest. The LLC continues to work with all related regulatory entities and judicial bodies to resolve these issues. The LLC managing partner has stated that completing the project during 2019 is unlikely; however the LLC managing partner continues to target a full in-service date in the fourth quarter of 2019.

Initially, the total project cost was estimated to be $3.5 billion. As a 1% member in the LLC, Midstream's cash contribution was expected to be approximately $35 million. As a result of the issues described above, the LLC revised the project cost to an estimated $4.6 billion with Midstream's estimated cash investment increasing to $46 million. Midstream negotiated amendments to its two 5-year unsecured Promissory Notes to increase borrowing limits from $38 million to $50 million. Midstream was able to obtain access to the additional capital with no changes to existing provisions under the notes.

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

In 2018, Midstream became a participant in the MVP Southgate project ("Southgate"), to construct a 70-mile pipeline extending from the MVP mainline at the Transco interconnect in Virginia to delivery points in North Carolina. Midstream is a less than 1% investor in the Southgate project and, based on current project cost estimates, will invest between $1.8 million and $2.5 million toward the project. Midstream's participation in the Southgate project is for investment purposes only. The Southgate in-service date is currently targeted for the end of calendar 2020.

Regulatory and Tax Reform

On October 10, 2018, Roanoke Gas filed a general rate case application requesting an annual increase in customer non-gas base rates of approximately $10.5 million. This application incorporates into the non-gas base rates the impact of tax reform, non-SAVE utility plant investment, increased operating costs, recovery of regulatory assets associated with eligible safety activity costs ("ESAC") and approximately $4.7 million in annual SAVE plan revenues previously billed through the SAVE rider. The new non-gas base rates were placed into effect for gas service rendered on or after January 1, 2019, subject to refund, pending audit and final order by the SCC. The SCC staff is currently conducting their audit of the rate application, with their report expected by the end of June 2019. A hearing on the rate application is scheduled for August with a final order not expected until later in 2019.

Historically, the Company has not received the full rate increase requested in their rate applications. The SCC will conduct a thorough audit and make adjustments to the requests based on updated information, differences in assumptions, disallowance of certain costs and precedents set by rate awards at other companies. Therefore, management has recorded a provision for refund in current regulatory liabilities associated with these new non-gas rates. As there is currently not sufficient information to determine the full extent of proposed adjustments and recommendations by the SCC staff nor the ultimate result from the subsequent hearing, management based the refund reserve on previously approved rate awards as compared to initial rate requests. The actual refund could be more or less depending on the outcome of both the staff's audit and the hearing. As more information becomes available, the Company will refine its estimate for refund; however, the actual rate award will not be finalized until the SCC issues its order.

The general rate case application incorporated the effects of tax reform, which reduced the federal tax rate for the Company from 34% to 21%. Roanoke Gas recorded two regulatory liabilities to account for this change in the federal tax rate. The first regulatory liability related to the excess deferred taxes associated with the regulated operations of Roanoke Gas. As Roanoke Gas had a net deferred tax liability, the reduction in the federal tax rate required the revaluation of these excess deferred income taxes to the 21% rate at which the deferred taxes are expected to reverse. The excess net deferred tax liability for Roanoke Gas' regulated operations was transferred to a regulatory liability, while the revaluation of excess deferred taxes on the unregulated operations of the Company were flowed into income tax expense in the first quarter of fiscal 2018. A majority of the regulatory liability for excess deferred taxes was attributable to accelerated tax depreciation related to utility property. In order to not

RGC RESOURCES, INC. AND SUBSIDIARIES

violate the IRS normalization rules, these excess deferred income taxes must be flowed back to customers and through tax expense based on the average remaining life of the corresponding assets, which approximates 28 years. As of March 31, 2019, Roanoke Gas had approximately $11,200,000 in both current and non-current portions of the net regulatory liability.

The second regulatory liability relates to the excess revenues collected from customers. The non-gas base rates used since the passage of the TCJA in December 2017 through December 2018 were derived from a 34% federal tax rate. As a result, the Company over-recovered from its customers the difference between the federal tax rate at 34% and the 24.3% blended rate in fiscal 2018 and 21% in fiscal 2019. To comply with an SCC directive issued in January 2018, Roanoke Gas recorded an estimated refund for the excess revenues collected in fiscal 2018 and the first quarter of fiscal 2019.

Beginning with the implementation of the new non-gas base rates in January 2019, Roanoke Gas began returning the excess deferred income taxes over the 28-year period and the excess revenues to customers over a 12-month period. The estimated refund amounts for both the excess deferred taxes and the excess revenues associated with the reduction in the federal income tax rate are subject to review and adjustment by the SCC, which is being done in connection with their audit of the rate case application. The Company will record any such adjustments as required by an SCC order.

Since its last rate case, Roanoke Gas has deferred ESAC costs attributable to compliance and safety related expenses. These expenses were above and beyond a base line for those costs previously provided for in non-gas base rates and have been included in the current rate application for recovery over a five year period. If the SCC would deny recovery of any of these costs, Roanoke Gas would adjust the value of the regulatory assets to the amount that would ultimately be realized by the Company.

The Company continues to recover the costs of its infrastructure replacement program through its SAVE Plan. The original SAVE Plan was designed to facilitate the accelerated replacement of aging natural gas pipe by providing a mechanism for the Company to recover the related depreciation and expenses and return on rate base of the additional capital investment without the filing of a formal application for an increase in non-gas base rates. Since the implementation and approval of the original SAVE Plan in 2012, the Company has modified, amended or updated it each year to incorporate various qualifying projects. On September 28, 2018, the SCC issued its order approving the 2019 SAVE Plan and SAVE rider effective January 1, 2019, focusing on the ongoing replacement of pre-1973 plastic pipe. All previous SAVE investment through December 31, 2018 has been incorporated into the rate application. The new SAVE Plan Rider reflects only the recovery of qualifying SAVE Plan investments made since the beginning of January 2019. As a result, the 2019 SAVE Plan Rider is expected to provide approximately $362,000 in revenue for the nine months ended September 30, 2019. In addition, the SCC also approved the true-up factor for the 2017 SAVE Plan, which will refund approximately $163,000 in excess SAVE Plan revenues to customers.

As noted above, Roanoke Gas contracts with a third party asset manager to manage its pipeline transportation, storage rights and gas supply inventories and deliveries. In return for the right to utilize the excess capacities of the transportation and storage rights, the asset manager credits Roanoke Gas monthly for an amount referred to as a utilization fee. In June 2018, the SCC issued an order, retroactive to April 1, 2018, approving implementation of an incentive mechanism, whereby the Company shares the utilization fee with its customers. Under the incentive mechanism beginning April 1 each year, customers receive the initial $700,000 of the utilization fee collected through reduced gas costs, and thereafter, every additional dollar received during the annual period is split 25% to the Company and 75% to its customers.

On February 7, 2019, the SCC issued a final order granting a Certificate of Public Convenience and Necessity ("CPCN") to furnish gas service to all of Franklin County. If the Company does not furnish gas service to the area so designated within five years of the date of the order, the CPCN granting authority to serve Franklin County will be terminated.

Roanoke Gas' provision for depreciation is computed principally based on composite rates determined by depreciation studies. These depreciation studies are required to be performed on the regulated utility assets of Roanoke Gas every five years. The last depreciation study was completed and implemented in fiscal 2014. The Company is currently in the process of conducting a new depreciation study to incorporate all of the new and replacement infrastructure and equipment placed in service since the last study. The Company anticipates filing the new depreciation study with the SCC in June for review and approval. Once approved, any changes are expected to be implemented in the current fiscal year. The potential impact of the new depreciation study is not known at this time.
Capital Resources and Liquidity
Due to the capital intensive nature of the utility business, as well as the related weather sensitivity, the Company’s primary capital needs are the funding of its utility plant capital projects, investment in the MVP, the seasonal funding of its natural gas

RGC RESOURCES, INC. AND SUBSIDIARIES

inventories and accounts receivable and the payment of dividends. To meet these needs, the Company relies on its operating cash flows, line-of-credit agreement, long-term debt and equity capital.
Cash and cash equivalents increased by $1,720,152 for the six-month period ended March 31, 2019, compared to a $4,776,934 increase for the same period last year. The following table summarizes the sources and uses of cash:

	Six Months Ended March 31,
	2019	2018
Cash Flow Summary
Net cash provided by operating activities	$10,933,123	$10,648,528
Net cash used in investing activities	(24,279,040)	(13,851,993)
Net cash provided by financing activities	15,066,069	7,980,399
Increase in cash and cash equivalents	$1,720,152	$4,776,934
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
Cash flow provided by operations is primarily driven by net income, depreciation, reductions in natural gas storage inventory and increases in accounts receivable during the first six months of the fiscal year. Cash flow from operating activities increased over the same period last year by $284,595, primarily related to several offsetting items. Net income increased by nearly $1.6 million; however, a significant portion of the increase was attributable to the non-cash equity in earnings from the investment in MVP. Over-collections of gas cost increased by more than $2.6 million over the same period last year. Gas prices spiked in December and the futures prices indicated the natural gas commodity prices would remain at an elevated level during the winter months. Based on this information, the Company filed its quarterly PGA adjustment reflecting higher prices; however, commodity prices returned to lower levels during the second fiscal quarter resulting in the increase in over-collections. Accounts receivable balances increased by $2.7 million over the same period last year primarily as a result of the implementation of new non-gas rates and the higher gas cost component in the PGA factor. A summary of the cash provided by operations is provided below:

	Six Months Ended March 31,
Cash Flow From Operating Activities:	2019	2018	Increase / (Decrease)
Net income	$7,104,252	$5,525,391	$1,578,861
Depreciation	3,880,945	3,531,558	349,387
Equity in earnings	(1,261,224)	(340,324)	(920,900)
Increase in over/under-collections	3,597,239	960,706	2,636,533
Decrease in gas in storage	5,722,919	5,833,985	(111,066)
Increase in accounts receivable	(8,232,925)	(5,516,423)	(2,716,502)
Increase in regulatory liability and deferred taxes	143,399	851,075	(707,676)
Other	(21,482)	(197,440)	175,958
Net Cash Provided by Operations	$10,933,123	$10,648,528	$284,595
Investing activities are generally composed of expenditures related to investment in the Company's utility plant projects, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG peak shaving plant and distribution system facilities, expanding the natural gas system to meet the demands of customer growth, as well as the continued investment in the MVP. The Company is continuing its focus on SAVE infrastructure replacement projects including the replacement of pre-1973 first generation plastic pipe. In addition, the Company is constructing two interconnect stations to access the Mountain Valley Pipeline, which will provide additional gas supply to the Company's distribution system as well as provide access to currently unserved areas. Total capital expenditures for the first six months were nearly $11 million, which represented a $900,000 increase over the same period last year. Capital expenditures for fiscal 2019 are expected to be near last year's level of $23.3 million.

RGC RESOURCES, INC. AND SUBSIDIARIES

Investing cash flows also include the Company's continued funding of its participation in the MVP, with a total cash investment of more than $13.3 million for the six months ended March 31, 2019 compared to $3.8 million for the corresponding period last year. Due to cold weather and wet conditions, pipeline activity was limited during the winter season. Construction activities on the MVP should resume during the spring and summer months as the LLC managing partner continues to project an in-service date by the end of calendar 2019.
Financing activities generally consist of long-term notes payable and line-of-credit borrowings and repayments, issuance of stock and the payment of dividends. Cash flows provided by financing activities were $15.1 million for the current period compared to $8 million for the same period last year. The increase in financing cash flows is primarily attributable to the borrowings under Midstream's credit facility to finance its investment in MVP and the issuance of notes by Roanoke Gas. The Company borrowed $13,979,000 under the Midstream credit facility compared to $3,951,000 for the same period last year. In addition, Roanoke Gas issued $10 million in notes to refinance the line-of-credit balance, which provides bridge financing for its capital projects. During the prior fiscal year, the Company realized more than $15 million in net proceeds from the issuance of 700,000 shares of common stock and issued $8 million in notes, both of which were used to pay down the line-of-credit balance and finance Roanoke Gas' capital expenditures.

On March 28, 2019, Roanoke Gas issued notes in the aggregate principal amount of $10 million. These notes have a 12-year term with a fixed interest rate of 4.41%.

On March 26, 2019, Roanoke Gas entered into a new unsecured line-of-credit agreement with a two-year term expiring March 31, 2021, replacing the prior line-of-credit agreement scheduled to expire March 31, 2020. The new agreement maintains the same variable interest rate based on 30-day LIBOR plus 100 basis points and availability fee of 15 basis points applied to the unused balance on the note. The agreement maintains the multi-tiered borrowing limits to accommodate the seasonal borrowing demands and minimize borrowing costs. The total available borrowing limits during the term of the agreement range from $3,000,000 to $30,000,000. As the agreement is for a two-year term, amounts drawn against the new agreement are generally considered to be non-current.

On February 19, 2019, Midstream entered into an agreement with the lending institutions to amend its existing credit agreement and related notes that provide financing for the MVP project. The amendment increased total borrowing limits to $50 million through the date of maturity to meet the projected funding requirements for completion of the MVP. With the exception of the increase in borrowing limits, all remaining terms under the notes remain unchanged including the variable-interest rate based on 30-day LIBOR plus 135 basis points.

As of March 31, 2019, Resources' long-term capitalization ratio was 49.3% equity and 50.7% debt.

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
Interest Rate Risk
The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At March 31, 2019, the Company had no outstanding balance under its variable rate line-of-credit with an average balance outstanding during the six-month period of $11,124,415. The Company also had $31,722,200 outstanding under a 5-year variable-rate term credit facility. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable-rate debt outstanding during the six months ended March 31, 2019 would have resulted in an increase of approximately $199,000 in interest expense for the period. The Company's other long-term debt is at fixed rates or is hedged with an interest rate swap.
Commodity Price Risk
The Company manages the price risk associated with purchases of natural gas by using a combination of liquefied natural gas ("LNG") storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.
At March 31, 2019, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had 535,293 decatherms of gas in storage, including LNG, at an average price of $3.56 per decatherm, compared to 514,917 decatherms at an average price of $3.63 per decatherm last year. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, as any additional costs or benefits associated with the settlement of derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

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
As of March 31, 2019, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.
Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information
ITEM 1 – LEGAL PROCEEDINGS
None.
ITEM 1A – RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Resources' Annual Report on Form 10-K for the year ended September 30, 2018.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
None.
ITEM 6 – EXHIBITS

Number	Description
10.1	Gas Transportation Agreement, for use under FT-A rate schedule, between Midwestern Gas Transmission Company and Roanoke Gas Company dated March 11, 2019.
10.2	Certificate of Public Convenience and Necessity for Franklin County dated March 5, 2019.
10.3
Second Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Union Bank & Trust and Branch Banking and Trust dated February 19, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 19, 2019).

10.4
Amended and Restated Note in the principal amount of $30,000,000 in favor of Union Bank & Trust due December 29, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 19, 2019).

10.5
Amended and Restated Note in the principal amount of $20,000,000 in favor of Branch Banking and Trust due December 29, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on February 19, 2019).

10.6
Revolving Line of Credit Note in the original principal amount of $30,000,000 by Roanoke Gas Company in favor of Wells Fargo Bank, N.A. dated as of March 26, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 28, 2019).

10.7
Third Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated as of March 26, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 28, 2019).

10.8
Unsecured Note in the original principal amount of $5,000,000 by and between Roanoke Gas and Highmark, Inc. dated March 28, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 29, 2019).

10.9
Unsecured Note in the original principal amount of $3,000,000 by and between Roanoke Gas and Prudential Arizona Reinsurance Term Company dated March 28, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 29, 2019).

10.10
Unsecured Note in the original principal amount of $2,000,000 by and between Roanoke Gas and The Prudential Insurance Company of America dated March 28, 2019 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on March 29, 2019).

10.11
Unconditional Guaranty Agreement by and between RGC Resources, Inc. and Prudential Investment Management and each of Prudential Affiliates which is a party to the borrowings (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on March 29, 2019).

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2019 and September 30, 2018, (ii) Condensed Consolidated Statements of Income for the three months and six months ended March 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended March 31, 2019 and 2018; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months and six months ended March 31, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the three months and six months ended March 31, 2019 and 2018, and (vi) Condensed Notes to Condensed Consolidated Financial Statements.

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

RGC Resources, Inc.

Date: May 6, 2019	By:	/s/ Paul W. Nester
Paul W. Nester
Vice President, Secretary, Treasurer and CFO