Form 10-Q
period 2019-12-31
RGC RESOURCES INC
filed 2020-02-05
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended December 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated-filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2020
Common Stock, $5 Par Value	8,112,424

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

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
Some of the terms above may not be included in this filing.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	December 31, 2019	September 30, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,012,347	$1,631,348
Accounts receivable (less allowance for uncollectibles of $253,076 and $110,743, respectively)	10,084,224	3,870,211
Materials and supplies	968,299	1,021,882
Gas in storage	6,015,628	6,448,307
Prepaid income taxes	128,892	1,157,980
Regulatory assets	1,453,285	1,521,939
Other	1,576,689	733,525
Total current assets	21,239,364	16,385,192
UTILITY PROPERTY:
In service	241,063,157	237,786,964
Accumulated depreciation and amortization	(68,559,129)	(67,207,334)
In service, net	172,504,028	170,579,630
Construction work in progress	12,886,980	11,423,326
Utility plant, net	185,391,008	182,002,956
OTHER ASSETS:
Regulatory assets	11,807,353	12,178,853
Investment in unconsolidated affiliates	49,375,781	47,375,459
Other	369,107	411,236
Total other assets	61,552,241	59,965,548
TOTAL ASSETS	$268,182,613	$258,353,696

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	December 31, 2019	September 30, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Dividends payable	$1,419,236	$1,339,522
Accounts payable	4,730,021	4,483,233
Capital contributions payable	891,903	5,024,824
Customer credit balances	821,643	880,295
Customer deposits	1,549,435	1,432,031
Accrued expenses	2,434,189	3,448,000
Interest rate swaps	87,761	147,556
Regulatory liabilities	5,569,732	4,877,603
Total current liabilities	17,503,920	21,633,064
LONG-TERM DEBT:
Notes payable	111,204,200	95,512,200
Line-of-credit	2,925,766	8,172,473
Less unamortized debt issuance costs	(357,187)	(313,315)
Long-term debt, net	113,772,779	103,371,358
DEFERRED CREDITS AND OTHER LIABILITIES:
Interest rate swaps	452,347	746,785
Asset retirement obligations	6,844,857	6,788,683
Regulatory cost of retirement obligations	12,098,472	11,892,352
Benefit plan liabilities	6,928,648	6,912,105
Deferred income taxes	13,404,111	12,978,523
Regulatory liabilities	10,818,344	10,934,434
Total deferred credits and other liabilities	50,546,779	50,252,882
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 10,000,000 shares; issued and outstanding 8,091,317 and 8,073,264 shares, respectively	40,456,585	40,366,320
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	14,702,006	14,397,072
Retained earnings	33,409,617	30,821,917
Accumulated other comprehensive loss	(2,209,073)	(2,488,917)
Total stockholders’ equity	86,359,135	83,096,392
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$268,182,613	$258,353,696
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2019 AND 2018
UNAUDITED

	Three Months Ended December 31,
	2019	2018
OPERATING REVENUES:
Gas utilities	$19,625,606	$21,036,581
Other	159,847	180,166
Total operating revenues	19,785,453	21,216,747
OPERATING EXPENSES:
Cost of gas - utility	8,177,806	11,906,459
Cost of sales - non utility	76,456	110,703
Operations and maintenance	3,917,470	3,521,999
General taxes	543,237	507,889
Depreciation and amortization	1,988,505	1,905,475
Total operating expenses	14,703,474	17,952,525
OPERATING INCOME	5,081,979	3,264,222
Equity in earnings of unconsolidated affiliate	1,094,086	563,049
Other income (expense), net	157,643	125,886
Interest expense	1,085,185	816,782
INCOME BEFORE INCOME TAXES	5,248,523	3,136,375
INCOME TAX EXPENSE	1,241,587	702,213
NET INCOME	$4,006,936	$2,434,162
BASIC EARNINGS PER COMMON SHARE	$0.50	$0.30
DILUTED EARNINGS PER COMMON SHARE	$0.49	$0.30
DIVIDENDS DECLARED PER COMMON SHARE	$0.1750	$0.1650
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2019 AND 2018
UNAUDITED

	Three Months Ended December 31,
	2019	2018
NET INCOME	$4,006,936	$2,434,162
Other comprehensive income (loss), net of tax:
Interest rate swaps	263,053	(81,403)
Defined benefit plans	16,791	(1,913)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	279,844	(83,316)
COMPREHENSIVE INCOME	$4,286,780	$2,350,846
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2019 AND 2018
UNAUDITED

	Three Months Ended December 31, 2019
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2019	$40,366,320	$14,397,072	$30,821,917	$(2,488,917)	$83,096,392
Net Income	—	—	4,006,936	—	4,006,936
Other comprehensive income	—	—	—	279,844	279,844
Cash dividends declared ($0.175 per share)	—	—	(1,419,236)	—	(1,419,236)
Issuance of common stock (18,053 shares)	90,265	304,934	—	—	395,199
Balance - December 31, 2019	$40,456,585	$14,702,006	$33,409,617	$(2,209,073)	$86,359,135

	Three Months Ended December 31, 2018
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2018	$39,973,075	$13,043,656	$27,438,049	$(871,668)	$79,583,112
Net Income	—	—	2,434,162	—	2,434,162
Other comprehensive loss	—	—	—	(83,316)	(83,316)
Cash dividends declared ($0.165 per share)	—	—	(1,322,335)	—	(1,322,335)
Issuance of common stock (17,035 shares)	85,175	262,942	—	—	348,117
Balance - December 31, 2018	$40,058,250	$13,306,598	$28,549,876	$(954,984)	$80,959,740

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2019 AND 2018
UNAUDITED

	Three Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,006,936	$2,434,162
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,047,695	1,940,472
Cost of retirement of utility plant, net	(170,224)	(50,093)
Equity in earnings of unconsolidated affiliate	(1,094,086)	(563,049)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(3,972,358)	(6,061,666)
Net cash provided by (used in) operating activities	817,963	(2,300,174)
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for utility property	(5,849,460)	(5,691,011)
Investment in unconsolidated affiliate	(5,039,157)	(10,142,766)
Proceeds from disposal of utility property	12,881	249
Net cash used in investing activities	(10,875,736)	(15,833,528)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	15,692,000	10,344,000
Borrowings under line-of-credit	9,784,533	13,760,363
Repayments under line-of-credit	(15,031,241)	(5,319,582)
Debt issuance expenses	(62,198)	—
Proceeds from issuance of stock	395,199	348,117
Cash dividends paid	(1,339,521)	(1,235,798)
Net cash provided by financing activities	9,438,772	17,897,100
NET DECREASE IN CASH AND CASH EQUIVALENTS	(619,001)	(236,602)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,631,348	247,411
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,012,347	$10,809
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,243,093	$1,101,028
Income taxes	—	—
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	Basis of Presentation

Resources is an energy services company primarily engaged in the sale and distribution of natural gas. The condensed consolidated financial statements include the accounts of Resources and its wholly-owned subsidiaries: Roanoke Gas, Diversified Energy and Midstream.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Resources' financial position as of December 31, 2019 and the results of its operations, comprehensive income, changes in stockholders' equity and cash flows for the three months ended December 31, 2019 and 2018. The results of operations for the three months ended December 31, 2019 are not indicative of the results to be expected for the fiscal year ending September 30, 2020 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

The unaudited condensed consolidated financial statements and condensed notes are presented as permitted under the rules and regulations of the Securities and Exchange Commission. Pursuant to those rules, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information not misleading. Therefore, the condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K for the year ended September 30, 2019. The September 30, 2019 consolidated balance sheet was included in the Company’s audited financial statements included in Form 10-K.

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in Form 10-K for the year ended September 30, 2019. Newly adopted and newly issued accounting standards are discussed below.

Recently Issued or Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) that affects any entity that enters into contracts with customers for the transfer of goods or services or transfer of non-financial assets. This guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers. To achieve that core principle, an entity should apply the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, the entity satisfies the performance obligation. Subsequently issued ASUs provided additional guidance to assist in the implementation of the new revenue standard. The standard was effective for the Company's annual reporting period ending September 30, 2019 and interim periods within that annual period.

The Company adopted ASU 2014-09 and all amendments effective October 1, 2018 with no significant impact to revenues recognized and no significant changes to the Company’s related business processes, systems or internal controls over financial reporting. See Note 2 for further information.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU leaves the accounting for leases mostly unchanged for lessors, with the exception of targeted improvements for consistency; however, the new guidance requires lessees to recognize assets and liabilities for leases with terms of more than 12 months. The ASU also revises the definition of a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Consistent with current GAAP, the presentation and cash flows arising from a lease by a lessee will primarily depend on its classification as a finance or operating lease. In contrast, the new ASU requires both types of leases to be recognized on the balance sheet. In addition, the new guidance includes quantitative and

RGC RESOURCES, INC. AND SUBSIDIARIES

qualitative disclosure requirements to aid financial statement users in better understanding the amount, timing and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU 2018-01, which provides a practical expedient that allows entities the option of not evaluating existing land easements under the new lease standard for those easements that were entered into prior to adoption. New or modified land easements will require evaluation on a prospective basis. The new guidance is effective for the Company for the annual reporting period ending September 30, 2020 and interim periods within that annual period.

The Company adopted ASU 2016-02 and related guidance effective October 1, 2019. At the time of adoption, the Company had one operating lease. The value of the lease obligation under the new guidance would be approximately $25,000, which falls below the Company's $50,000 aggregate threshold for recording leases under the new standard. If at a future point, the total value of all leases exceeded this threshold, the Company would recognize the leases in accordance with current guidance in addition to providing the required disclosures. The current operating lease has a term of 2 years with quarterly payments in the amount of $3,240 until the lease terminates in September 2021. This new guidance does not have a material effect on the Company's financial position, results of operations or cash flows.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting For Hedging Activities. The ASU is meant to simplify recognition and presentation guidance in an effort to improve financial reporting of cash flow and fair value hedging relationships to better portray the economic results of an entity's risk management activities. This is achieved through changes to both the designation and measurement guidance for qualifying hedging relationships, as well as changes to the presentation of hedge results. The Company adopted the new guidance effective October 1, 2019. As the Company currently has only cash flow hedges and no portion of these swaps were deemed ineffective during the periods presented, this new guidance does not have a material effect on the Company's financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU reduces the complexity of accounting for costs of implementing a cloud computing service arrangement and aligns the following requirements to capitalize implementation costs: 1) those incurred in a hosting arrangement that is a service contract, and 2) those incurred to develop or obtain internal-use software, including hosting arrangements that include an internal software license. The Company adopted the new guidance effective October 1, 2019. The adoption of this new guidance does not currently have a material effect on the Company's consolidated financial statements. However, as the ASU changes the treatment of certain contracts by allowing related implementation costs to be capitalized and amortized over time, rather than directly expensed; there could be a significant impact on the Company's financial position, results of operations and cash flow in the future.

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

The following tables summarize revenue by customer, product and income statement classification:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three months ended December 31, 2019			Three months ended December 31, 2018
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$12,290,361	$—	$12,290,361	$13,012,592	$—	$13,012,592
Commercial	5,729,218	—	5,729,218	7,342,702	—	7,342,702
Industrial and Transportation	1,326,085	—	1,326,085	1,226,137	—	1,226,137
Revenue reductions (TCJA) (1)	—	—	—	(523,881)	—	(523,881)
Other	215,998	159,847	375,845	226,492	180,166	406,658
Total contracts with customers	19,561,662	159,847	19,721,509	21,284,042	180,166	21,464,208
Alternative Revenue Programs	63,944	—	63,944	(247,461)	—	(247,461)
Total operating revenues	$19,625,606	$159,847	$19,785,453	$21,036,581	$180,166	$21,216,747

(1) Accrued refund associated with excess revenue collected in tariff rates associated with the reduction in federal income tax rates. See Note 4 for more information.

Gas utility revenues

Substantially all of Roanoke Gas’ revenues are derived from rates authorized by the SCC as reflected in its tariffs. Based on its evaluation, the Company has concluded that these tariff-based revenues fall within the scope of ASC 606. Tariff rates represent the transaction price. Performance obligations created under these tariff-based sales include commodity (the cost of natural gas sold to customers) and delivery (transporting natural gas through the Company’s distribution system to customers). The sale and/or delivery of natural gas to customers results in the satisfaction of the Company’s performance obligation over time as natural gas is delivered.

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

Other revenues

Other revenues primarily consist of miscellaneous fees and charges, utility-related revenues not directly billed to utility customers and billings for non-utility activities. Non-utility (unregulated) activities provided by the Company include contract paving and other services. Regarding these activities, the customer is invoiced monthly based on services provided. The Company utilizes the practical expedient allowing revenue to be recognized based on invoiced amounts. The transaction price is based on a contractually predetermined rate schedule; therefore, the transaction price represents total value to the customer and no variable price consideration exists.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Customer Accounts Receivable

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable (1)	Unbilled revenue (1)	Customer credit balances	Customer deposits
Balance at September 30, 2019	$2,590,702	$1,236,384	$880,295	$1,432,031
Balance at December 31, 2019	6,278,383	3,690,130	821,643	1,549,435
Increase (decrease)	$3,687,681	$2,453,746	$(58,652)	$117,404

(1) Included in accounts receivable in the condensed consolidated balance sheet. Amounts shown net of reserve for bad debts.

The Company had no significant contract assets or liabilities during the period. Furthermore, the Company did not incur any significant costs to obtain contracts.

3.	Income Taxes

On December 22, 2017, TCJA became law. The TCJA's most significant impact was the reduction of the maximum corporate federal income tax rate from 35% to 21% beginning January 1, 2018.

Under the provisions of ASC 740 - Income Taxes, the deferred tax assets and liabilities of the Company were revalued to reflect the reduction in the federal tax rate. For unregulated entities, the revaluation of excess deferred income taxes flowed through income tax expense in the period of change. For rate regulated entities such as Roanoke Gas, these excess deferred taxes were originally recovered from its customers based on billing rates derived using a federal income tax rate of 34%. As a result, these net excess deferred taxes must be returned to customers. The Company began refunding these excess deferred taxes in fiscal 2018. As the refunds should have no effect on the income of the Company, the consolidated income statements reflect both a reduction in revenues and a corresponding reduction in income taxes associated with the flow back of these net excess deferred taxes. The result is a lowering of the effective tax rate for the Company.

A reconciliation of income tax expense from applying the federal statutory rates in effect for each period to total income tax expense is presented below:

	Three Months Ended December 31,
	2019	2018
Income before income taxes	$5,248,523	$3,136,375
Corporate federal tax rate	21.00%	21.00%

Income tax expense computed at the federal statutory rate	$1,102,190	$658,639
State income taxes, net of federal tax benefit	250,037	150,589
Net amortization of excess deferred taxes on regulated operations	(86,208)	(86,208)
Other, net	(24,432)	(20,807)
Total income tax expense	$1,241,587	$702,213

Effective tax rate	23.7%	22.4%

RGC RESOURCES, INC. AND SUBSIDIARIES

4.	Rates and Regulatory Matters

The SCC exercises regulatory authority over the natural gas operations of Roanoke Gas. Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service; safety standards; extension of service; and accounting and depreciation.

On October 10, 2018, Roanoke Gas filed a general rate application requesting an annual increase in customer non-gas base rates of $10.5 million. This application incorporates into the non-gas base rates the impact of tax reform, non-SAVE utility plant investment, increased operating costs, recovery of regulatory assets associated with eligible safety activity costs and SAVE Plan investments and related costs that were previously recovered through the SAVE Rider. The new non-gas base rates were placed in effect for service rendered on or after January 1, 2019, subject to refund pending audit and final order by the SCC. On June 28, 2019, the SCC staff issued their report and recommendation for an annual non-gas rate increase of $6.5 million. On August 14th and 15th, the SCC conducted a hearing on the rate application with the hearing examiner's report issued on November 19, 2019 and subsequently revised on November 26, 2019. The revised report recommended an annual non-gas base rate increase of approximately $7.1 million. On January 24, 2020, the SCC issued their final order on the general rate application. Under the provisions of this order, Roanoke Gas was granted an annualized non-gas rate increase of $7.25 million and was required to write-down a portion of the ESAC assets not subject to recovery in the final order. As a result, management revised its estimate of the rate refund accrual to reflect the award included in the final order. Management also wrote down $317,191 in additional ESAC regulatory assets to comply with the order. The Company is in the process of submitting the rates to the SCC for approval, which will provide for the $7.25 million in additional non-gas revenue. Once approved, the Company will proceed with refunding the excess revenues to its customers. The total accrued rate refund balance is included in Note 14.

As referenced in Note 3, the TCJA reduced the federal corporate tax rate to 21%. The Company revalued its deferred tax assets and liabilities to reflect the new federal tax rate. Under the provisions of ASC 740, the corresponding adjustment to deferred income taxes generally flows directly to income tax expense. For rate regulated entities such as Roanoke Gas, these excess deferred taxes were originally recovered from its customers based on billing rates derived using a federal income tax rate of 34%. Therefore, the adjustment to the net deferred tax liabilities of Roanoke Gas, to the extent such net deferred tax liabilities are attributable to rate base or cost of service for customers, are refundable to customers. Roanoke Gas began accounting for the refund of these excess deferred taxes in fiscal 2018 along with reflecting a corresponding reduction in income tax expense. Most of the net regulatory liability will be refunded over a 28 year period per IRS normalization requirements. See Note 14 for the remaining balances related to excess deferred taxes.

5.	Other Investments

In October 2015, Midstream, acquired an initial 1% equity interest in the Mountain Valley Pipeline, LLC.
The LLC was established to construct and operate a natural gas pipeline originating in northern West Virginia and extending through south central Virginia. Once completed, the pipeline will have the capacity to transport approximately 2 million decatherms of natural gas per day.

Due to ongoing delays primarily attributable to the actions of the Fourth Circuit and FERC, which have suspended previously approved permits allowing for water crossings and access through national forest lands, completing the pipeline has been delayed. Current activity on the pipeline is limited to maintenance and restoration activities. The LLC's managing partner believes they have submitted all of the information required for the suspended permits to be approved and is awaiting approval. As a result, the projected cost of the MVP project has grown to between $5.3 and $5.5 billion with a projected in-service date in late calendar 2020. Midstream's estimated total cash contribution is between $53 and $55 million. The Company is utilizing the equity method to account for the transactions and activity of the investment in MVP and is participating in the earnings in proportion to its level of investment.

In April 2018, the LLC announced the Southgate project, which is an approximately 74 mile pipeline extending from the MVP mainline in Virginia to delivery points in North Carolina. Midstream is a less than 1% investor in the project, which is being accounted for under the cost method. Total project cost is estimated to be nearly $500 million, of which Midstream's portion is estimated to be approximately $2.5 million. The Southgate in-service date is currently targeted for calendar year 2021, subject to any further delays in the completion of the MVP mainline.

Funding for Midstream's investments in the LLC for both the MVP and Southgate projects are being provided through two variable rate unsecured promissory notes under a non-revolving credit agreement, maturing in December 2022, and two additional notes issued in June 2019. See Note 7 for a schedule of debt instruments.

RGC RESOURCES, INC. AND SUBSIDIARIES

The investments in the LLC are included in the condensed consolidated financial statements as follows:

Balance Sheet location of Other Investments:	December 31, 2019	September 30, 2019
Other Assets:
MVP	$49,055,748	$47,055,426
Southgate	320,033	320,033
Investment in unconsolidated affiliates	$49,375,781	$47,375,459

Current Liabilities:
MVP	$891,903	$4,958,260
Southgate	—	66,564
Capital contributions payable	$891,903	$5,024,824

	Three Months Ended
Income Statement location of Other Investments:	December 31, 2019	December 31, 2018
Equity in earnings of unconsolidated affiliate	$1,094,086	$563,049

	December 31, 2019	September 30, 2019
Undistributed earnings, net of income taxes, of MVP in retained earnings	$4,079,644	$3,267,176

The change in the investment in unconsolidated affiliate is provided below:

	Three Months Ended
	December 31, 2019	December 31, 2018
Cash investment	$5,039,157	$10,142,766
Change in accrued capital calls	(4,132,921)	(6,395,680)
Equity in earnings of unconsolidated affiliates	1,094,086	563,049
Change in investment in unconsolidated affiliates	$2,000,322	$4,310,135

Summary of unaudited financial statements of Mountain Valley Pipeline are presented below. Southgate financial statements, which are accounted for under the cost method, are not included:

	Income Statements
	Three Months Ended
	December 31, 2019	December 31, 2018
AFUDC	$110,025,474	$54,184,516
Net Other Income	$734,182	$2,562,792
Net Income	$110,759,656	$56,747,308

RGC RESOURCES, INC. AND SUBSIDIARIES

	Balance Sheets
	December 31, 2019	September 30, 2019
Assets:
Current Assets	$243,577,729	$485,323,892
Construction Work in Progress	4,941,631,920	4,675,267,389
Other Assets	9,923,000	13,190,816
Total Assets	$5,195,132,649	$5,173,782,097

Liabilities and Equity:
Current Liabilities	$223,678,580	$466,776,233
Capital	4,971,454,069	4,707,005,864
Total Liabilities and Equity	$5,195,132,649	$5,173,782,097

6.	Derivatives and Hedging

The Company’s hedging and derivative policy allows management to enter into derivatives for the purpose of managing the commodity and financial market risks of its business operations, including the price of natural gas and the cost of borrowed funds. This policy specifically prohibits the use of derivatives for speculative purposes.

The Company has three interest rate swaps associated with its variable rate debt. Roanoke Gas has a swap agreement that effectively converts the $7,000,000 term note based on LIBOR into fixed-rate debt with a 2.30% effective interest rate. Midstream has two swap agreements corresponding to the $14,000,000 variable rate term note issued on June 12, 2019 and the $10,000,000 variable rate term note issued on June 13, 2019. The swap agreements convert these two notes into fixed rate instruments with effective interest rates of 3.24% and 3.14%, respectively. The swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income. No portion of the swaps were deemed ineffective during the periods presented.

The Company had no outstanding derivative instruments for the purchase of natural gas.

The fair value of the current and non-current portions of the interest rate swaps are reflected in the condensed consolidated balance sheets under the caption interest rate swaps. The table in Note 8 reflects the effect on income and other comprehensive income of the Company's cash flow hedges.

7.	Long-Term Debt

On December 23, 2019, Midstream entered into the Third Amendment to Credit Agreement ("Amendment") and amendments to the related Promissory Notes ("Notes") with the corresponding banks. The Amendment modified the original Credit Agreement and prior amendments between Midstream and the banks by increasing the total borrowing capacity to $41,000,000 from its previous limit of $26,000,000 and extending the maturity date to December 29, 2022. The Amendment retained all of the other provisions contained in the previous credit agreements and amendments including the interest rate on the Notes based on 30-day LIBOR plus 1.35%. The additional limits under the Amendment will be used to finance the investment in the MVP.

On December 6, 2019, Roanoke Gas entered into unsecured notes in the aggregate principal amount of $10,000,000. These notes have a 10-year term with a fixed interest rate of 3.60%. Proceeds from these notes will be used to fund Roanoke Gas' capital budget.

Roanoke Gas has other unsecured notes at varying fixed interest rates as well as a variable-rate note with interest based on 30-day LIBOR plus 90 basis points. The variable rate note is hedged by a swap agreement, which converts the debt into a fixed-rate instrument with an annual interest rate of 2.30%. Midstream has two other variable rate notes in the amounts of $14,000,000 and $10,000,000 that are hedged by swap agreements that effectively convert the interest rates to 3.24% and 3.14%, respectively.

All of the debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization.

All of the debt agreements, except for the line-of-credit, provide for priority indebtedness to not exceed 15% of consolidated total assets. The Company was in compliance with all debt covenants as of December 31, 2019 and September 30, 2019.

Long-term debt consists of the following:

	December 31, 2019		September 30, 2019
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas Company:
Unsecured senior notes payable, at 4.26% due on September 18, 2034	$30,500,000	$142,398	$30,500,000	$144,811
Unsecured term note payable, at 30-day LIBOR plus 0.90%, due November 1, 2021	7,000,000	6,114	7,000,000	6,948
Unsecured term notes payable, at 3.58% due on October 2, 2027	8,000,000	37,324	8,000,000	38,528
Unsecured term notes payable, at 4.41% due on March 28, 2031	10,000,000	35,242	10,000,000	36,272
Unsecured term notes payable, at 3.60% due on December 6, 2029	10,000,000	32,445	—	—
RGC Midstream, LLC:
Unsecured term notes payable, at 30-day LIBOR plus 1.35%, due December 29, 2022	21,704,200	77,603	16,012,200	59,504
Unsecured term note payable, at 30-day LIBOR plus 1.15%, due June 12, 2026	14,000,000	15,650	14,000,000	16,252
Unsecured term note payable, at 30-day LIBOR plus 1.20%, due June 1, 2024	10,000,000	10,411	10,000,000	11,000
Total notes payable	$111,204,200	$357,187	$95,512,200	$313,315
Line-of-credit, at 30-day LIBOR plus 1.00%, due March 31, 2021	$2,925,766	$—	$8,172,473	$—
Total long-term debt	$114,129,966	$357,187	$103,684,673	$313,315

8.	Other Comprehensive Income
A summary of other comprehensive income and loss is provided below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Three Months Ended December 31, 2019
Interest rate swaps:
Unrealized gains	$350,693	$(90,269)	$260,424
Transfer of realized losses to interest expense	3,540	(911)	2,629
Net interest rate swap	354,233	(91,180)	263,053
Defined benefit plans:
Amortization of actuarial losses	22,610	(5,819)	16,791
Other comprehensive income	$376,843	$(96,999)	$279,844
Three Months Ended December 31, 2018
Interest rate swap:
Unrealized losses	$(93,956)	$24,184	$(69,772)
Transfer of realized gains to interest expense	(15,662)	4,031	(11,631)
Net interest rate swap	(109,618)	28,215	(81,403)
Defined benefit plans:
Amortization of actuarial gains	(2,576)	663	(1,913)
Other comprehensive loss	$(112,194)	$28,878	$(83,316)

The amortization of actuarial gains and losses is included as a component of net periodic pension and postretirement benefit costs under other income (expense), net.

Reconciliation of Other Accumulated Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2019	$(2,488,917)
Other comprehensive income	279,844
Balance at December 31, 2019	$(2,209,073)

9.	Commitments and Contingencies

Roanoke Gas currently holds the only franchises and/or CPCNs to distribute natural gas in its service area. The current franchise agreements expire December 31, 2035. The Company's CPCNs are exclusive and generally are intended for perpetual duration.

Due to the nature of the natural gas distribution business, the Company has entered into agreements with both suppliers and pipelines for natural gas commodity purchases, storage capacity and pipeline delivery capacity. The Company utilizes an asset manager to assist in optimizing the use of its transportation, storage rights and gas supply in order to provide a secure and reliable source of natural gas to its customers. The Company also has storage and pipeline capacity contracts to store and deliver natural gas to the Company’s distribution system. Roanoke Gas is currently served directly by two primary pipelines that deliver all of the natural gas supplied to the Company’s distribution system. Depending on weather conditions and the level of customer demand, failure of one of these transmission pipelines could have a major adverse impact on the Company's ability to deliver natural gas to its customers and its results of operations. The MVP will provide Roanoke Gas with access to an additional delivery source to its distribution system, increasing system reliability and the Company's ability to meet future demands for natural gas.

10.	Earnings Per Share

Basic earnings per common share for the three months ended December 31, 2019 and 2018 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were

RGC RESOURCES, INC. AND SUBSIDIARIES

calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares. A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended December 31,
	2019	2018
Net Income	$4,006,936	$2,434,162
Weighted average common shares	8,081,837	8,003,736
Effect of dilutive securities:
Options to purchase common stock	31,948	48,261
Diluted average common shares	8,113,785	8,051,997
Earnings Per Share of Common Stock:
Basic	$0.50	$0.30
Diluted	$0.49	$0.30

11.	Employee Benefit Plans

The Company has both a pension plan and a postretirement plan. The pension plan covers substantially all of the Company’s employees hired before January 1, 2017 and provides retirement income based on years of service and employee compensation. The postretirement plan provides certain health care and supplemental life insurance benefits to retired employees who meet specific age and service requirements. Net pension plan and postretirement plan expense is detailed as follows:

	Three Months Ended
	December 31,
	2019	2018
Components of net periodic pension cost:
Service cost	$172,902	$134,317
Interest cost	265,557	291,682
Expected return on plan assets	(459,156)	(387,359)
Recognized loss	113,936	39,650
Net periodic pension cost	$93,239	$78,290

	Three Months Ended
	December 31,
	2019	2018
Components of postretirement benefit cost:
Service cost	$41,970	$33,221
Interest cost	132,869	162,236
Expected return on plan assets	(137,599)	(136,805)
Recognized loss	59,343	30,951
Net postretirement benefit cost	$96,583	$89,603

The components of net periodic benefit cost, other than the service cost component, are included in other income (expense), net in the condensed consolidated statements of income as prescribed under ASU 2017-07. Service cost is included in operations and maintenance expense in the condensed consolidated statements of income.

The table below reflects the Company's actual contributions made fiscal year-to-date and the expected contributions to be made during the balance of the current fiscal year.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Fiscal Year-to-Date Contributions	Remaining Fiscal Year Contributions
Defined benefit pension plan	$—	$800,000
Postretirement medical plan	—	400,000
Total	$—	$1,200,000

12.	Fair Value Measurements
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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of December 31, 2019 and September 30, 2019:

	Fair Value Measurements - December 31, 2019
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$955,372	$—	$955,372	$—
Interest rate swaps	540,108	—	540,108	—
Total	$1,495,480	$—	$1,495,480	$—

	Fair Value Measurements - September 30, 2019
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$397,757	$—	$397,757	$—
Interest rate swaps	894,341	—	894,341	—
Total	$1,292,098	$—	$1,292,098	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

RGC RESOURCES, INC. AND SUBSIDIARIES

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At December 31, 2019 and September 30, 2019, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

The Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis consist of its AROs. The AROs are measured at fair value at initial recognition based on expected future cash flows required to settle the obligation.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. In addition, the carrying amount of the variable rate line-of-credit is a reasonable approximation of its fair value. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of December 31, 2019 and September 30, 2019:

	Fair Value Measurements - December 31, 2019
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Notes payable	$111,204,200	$—	$—	$117,472,116
Total	$111,204,200	$—	$—	$117,472,116

	Fair Value Measurements - September 30, 2019
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Notes payable	$95,512,200	$—	$—	$100,900,952
Total	$95,512,200	$—	$—	$100,900,952

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying Treasury rate or other Treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of December 31, 2019 and September 30, 2019, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Gas Utility - The natural gas segment of the Company generates revenue from its tariff rates and other regulatory mechanisms through which it provides the sale and distribution of natural gas to its residential, commercial and industrial customers.

Investment in Affiliates - The investment in affiliates segment reflects the income generated through the activities of the Company's investment in the MVP and Southgate projects.

Parent and Other - Parent and other include the unregulated activities of the Company as well as certain corporate eliminations.

Information related to the segments of the Company are provided below:

	Three Months Ended December 31, 2019
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	19,625,606	—	159,847	19,785,453
Depreciation	1,988,505	—	—	1,988,505
Operating income (loss)	5,041,485	(38,591)	79,085	5,081,979
Equity in earnings	—	1,094,086	—	1,094,086
Interest expense	718,853	366,332	—	1,085,185
Income before income taxes	4,478,882	690,354	79,287	5,248,523

	Three Months Ended December 31, 2018
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	21,036,581	—	180,166	21,216,747
Depreciation	1,905,475	—	—	1,905,475
Operating income (loss)	3,230,825	(33,887)	67,284	3,264,222
Equity in earnings	—	563,049	—	563,049
Interest expense	576,239	240,543	—	816,782
Income before income taxes	2,778,921	290,095	67,359	3,136,375

	December 31, 2019
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	204,771,371	49,674,141	13,737,101	268,182,613

	September 30, 2019
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	195,969,019	47,429,368	14,955,309	258,353,696

14. Regulatory Assets and Liabilities
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

RGC RESOURCES, INC. AND SUBSIDIARIES

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
Regulatory assets included in the Company’s condensed consolidated balance sheets are as follows:

	December 31, 2019	September 30, 2019
Assets:
Current Assets:
Regulatory assets:
WNA	$736,156	$569,558
ESAC assets	180,809	265,392
Accrued pension and postretirement medical	452,005	602,674
Other deferred expenses	84,315	84,315
Total current	1,453,285	1,521,939
Utility Property:
In service:
Other	11,945	11,945
Other Assets:
Regulatory assets:
Premium on early retirement of debt	1,684,261	1,712,808
Accrued pension and postretirement medical	9,414,695	9,414,695
ESAC assets	416,676	756,803
Other deferred expenses	291,721	294,547
Total non-current	11,807,353	12,178,853

Total regulatory assets	$13,272,583	$13,712,737

Regulatory liabilities included in the Company’s condensed consolidated balance sheets are as follows:

	December 31, 2019	September 30, 2019
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Over-recovery of gas costs	$1,077,563	$161,837
Over-recovery of SAVE Plan revenues	539,529	574,181
Rate refund	3,618,396	3,827,588
Excess deferred income taxes	205,353	205,353
Other deferred liabilities	128,891	108,644
Total current	5,569,732	4,877,603
Deferred Credits and Other Liabilities:
Asset retirement obligations	6,844,857	6,788,683
Regulatory cost of retirement obligations	12,098,472	11,892,352
Regulatory Liabilities:
Excess deferred income taxes	10,818,344	10,934,434
Total non-current	29,761,673	29,615,469

Total regulatory liabilities	$35,331,405	$34,493,072

As of December 31, 2019 and September 30, 2019, the Company had regulatory assets in the amount of $13,260,638 and $13,700,792, respectively, on which the Company did not earn a return during the recovery period.

RGC RESOURCES, INC. AND SUBSIDIARIES

15.	Subsequent Events

On January 24, 2020, the SCC issued their final order on the Company's non-gas rate increase. The Company has adjusted it's provision for rate refund based on the authorized rate increase of $7.25 million and reflected all adjustments directed in the order in the condensed consolidated financial statements for the quarter ended December 31, 2019. See Note 4 for additional information.

The Company has evaluated subsequent events through the date the financial statements were issued. There were no other items not otherwise disclosed above which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, Resources may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2019 Annual Report on Form 10-K. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.
Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.
The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2020. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the natural gas business.
Overview
Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 62,000 residential, commercial and industrial customers in Roanoke, Virginia and the surrounding localities through its Roanoke Gas subsidiary.
Resources also invests in the Mountain Valley Pipeline, an interstate pipeline currently under construction, as a more than 1% participant through its Midstream subsidiary in addition to providing certain unregulated services through its Roanoke Gas subsidiary. The unregulated operations of Roanoke Gas represent less than 2% of total revenues of Resources on an annual basis.
The Company’s utility operations are regulated by the SCC, which oversees the terms, conditions, and rates to be charged to customers for natural gas service, safety standards, extension of service, accounting and depreciation. The Company is also subject to federal regulation from the Department of Transportation in regard to the construction, operation, maintenance, safety and integrity of its transmission and distribution pipelines. FERC regulates the prices for the transportation and delivery of natural gas to the Company’s distribution system and underground storage services. The Company is also subject to other regulations which are not necessarily industry specific.
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
On October 10, 2018, Roanoke Gas filed a general rate application requesting an annual increase in customer non-gas base rates. Roanoke Gas implemented the non-gas rates contained in its rate application for natural gas service rendered to customers on or after January 1, 2019. These non-gas rates are subject to refund pending audit, hearing and a final order issued by the SCC. Both the SCC staff and the hearing examiner on the case have completed their work and issued their reports in June and November, respectively. On January 24, 2020, the SCC issued the final order on the general rate application, granting Roanoke Gas an annualized increase in the non-gas base rates of $7.25 million. The order also directed the Company to write-down $317,191 of ESAC assets that were not subject to recovery under the final order. The Company has revised its rate refund accrual as of December 31, 2019 to reflect the rate award and ESAC write-down. The Company has designed non-gas

RGC RESOURCES, INC. AND SUBSIDIARIES

rates to reflect the increased revenues and has submitted the new rates to the SCC for approval. Such rates may be adjusted by the SCC staff, which could result in minor changes to the rate refund reserve. The Company will continue to record a rate refund until such time as the final non-gas rates are approved and the refund to customers is completed.
In fiscal 2019, the Company completed the transition to the 21% federal statutory income tax rate as a result of the TCJA that was signed into law in December 2017. Between the enactment of the new tax rates and the Company's implementation of new non-gas rates effective January 1, 2019, the Company was recovering revenues based on a 34% federal income tax rate rather than a 21% federal tax rate. As a result, during this period, the Company recorded a provision for refund related to estimated excess revenues collected from customers for the difference in non-gas rates derived under the lower federal tax rate and the 34% rate in effect. For the three-month period ended December 31, 2018, the Company accrued a refund of approximately $524,000 related to these excess revenues for the effect of the different federal income tax rates on the non-gas billing rates. Beginning in January 2019, Roanoke Gas incorporated the effect of the 21% federal income tax rate with the implementation of new non-gas base rates, as filed in its general rate application, and began refunding the excess revenues associated with the change in the tax rate. The refund of the excess revenues related to the reduction in the federal income tax rate was completed in December 2019. The Company also recorded a regulatory liability related to the excess deferred income taxes on the regulated operations of Roanoke Gas. These excess deferred income taxes are being refunded to customers over a 28-year period. Additional information regarding the TCJA and non-gas base rate award is provided under the Regulatory and Tax Reform section below.

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
The Company’s non-gas base rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal non-gas rate application with the SCC utilizing historical and proforma information, including investment in natural gas facilities. Generally, investments related to extending service to new customers are recovered through the non-gas base rates currently in place, while the investment in replacing and upgrading existing infrastructure is not recoverable until a formal rate application is filed and approved. The SAVE Plan and Rider provides a mechanism through which the Company may recover on a prospective basis the related depreciation and expenses and provides a return on rate base for the related additional qualified capital investments until such time that a formal rate application is filed. As the Company has made significant SAVE qualified expenditures since the last non-gas base rate increase in 2013, SAVE Plan revenues have continued to increase each year. With the filing of the non-gas rate application, the SAVE Rider reset effective January 2019 as the prior revenues associated with the qualified SAVE Plan infrastructure investments were incorporated into the non-gas rates. Accordingly, SAVE Plan revenues declined by approximately $1,027,000 for the three-month period ended December 31, 2019 compared to the same period last year.
The WNA model reduces earnings volatility, related to weather variability in the heating season, by providing the Company a level of earnings protection when weather is warmer than normal and providing customers some price protection when the weather is colder than normal. The WNA is based on a weather measurement band around the most recent 30-year temperature average. Under the WNA, the Company recovers from its customers the lost margin (excluding gas costs) from the impact of weather that is warmer than normal or refunds the excess margin earned for weather that is colder than normal. The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day. For the three months ended December 31, 2019, the Company accrued approximately $167,000 in additional revenues under the WNA model for weather that was 4% warmer than normal compared to a reduction in revenue of approximately $157,000 for weather that was 3% colder than normal for the same period last year. The WNA year runs from April 1 to March 31 each year. Annually, following the end of the WNA year, customers are either billed for any margin shortfall or credited for any excess margin collected during the WNA year.
The Company also has an approved rate structure in place that mitigates the impact of financing costs associated with its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs,” of its investment in natural gas inventory. This ICC factor applied to the cost of inventory is based on the Company’s weighted-average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes ICC revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less carrying cost revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighting of the components that are used to determine the weighted-average cost of capital. Total ICC revenues for the three months ended December 31, 2019 declined by approximately 14% from the same periods last year due to

RGC RESOURCES, INC. AND SUBSIDIARIES

a combination of lower average price of gas in storage balances and a reduction in the ICC factor used in calculating these revenues.
The Company's approved billing rates include a component designed to allow for the recovery of the cost of natural gas used by its customers. The cost of natural gas is a pass-through cost and is independent of the non-gas base rates of the Company. This rate component, referred to as the PGA, allows the Company to pass along to its customers increases and decreases in natural gas costs incurred by its regulated operations. On a quarterly basis, or more frequently if necessary, the Company files a PGA rate adjustment request with the SCC to adjust the gas cost component of its tariff rates depending on projected price and activity. Once administrative approval is received, the Company adjusts the gas cost component of its rates to reflect the approved amount. As actual costs will differ from projections used in establishing the PGA rate, the Company will either over-recover or under-recover its actual gas costs during the period. The difference between actual costs incurred and costs recovered through the application of the PGA is recorded as a regulatory asset or liability. At the end of the annual deferral period, the balance is amortized over an ensuing 12-month period as those amounts are reflected in customer billings.
Cyber attacks are a constant threat to businesses and individuals. The Company remains focused on these threats and is committed to safeguarding its information technology systems. These systems contain confidential customer, vendor and employee information as well as important financial data. There is risk associated with unauthorized access of this information with a malicious intent to corrupt data, cause operational disruptions or compromise information. Management believes it has taken reasonable security measures to protect these systems from cyber attacks and similar incidents; however, there can be no guarantee that an incident will not occur. In the event of a cyber incident, the Company will execute its Security Incident Response Plan. The Company maintains cyber insurance to mitigate financial exposure that may result from a cyber incident.
Results of Operations
Three Months Ended December 31, 2019:
Net income increased by $1,572,774 for the three months ended December 31, 2019, compared to the same period last year. Quarterly performance improved significantly due to the impact of the rate increase and the earnings on the MVP investment, offsetting increases in operation and maintenance costs and interest expense.
The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended December 31,
	2019	2018	Increase / (Decrease)	Percentage
Operating Revenues
Gas Utility	$19,625,606	$21,036,581	$(1,410,975)	(7)%
Non utility	159,847	180,166	(20,319)	(11)%
Total Operating Revenues	$19,785,453	$21,216,747	$(1,431,294)	(7)%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	2,249,256	2,366,074	(116,818)	(5)%
Transportation and Interruptible	869,582	750,065	119,517	16%
Total Delivered Volumes	3,118,838	3,116,139	2,699	—%
Heating Degree Days (Unofficial)	1,440	1,560	(120)	(8)%
Total operating revenues for the three months ended December 31, 2019, compared to the same period last year, declined due to a 35% reduction in the commodity price of natural gas and reduced SAVE Plan revenue more than offsetting the net non-gas rate increase. The average commodity price of natural gas for the current quarter was $2.50 per decatherm compared to $3.85 per decatherm for the same period last year. Low natural gas prices are expected to continue due to abundant supplies, with futures prices for the remainder of the fiscal year averaging between $1.90 and $2.20 a decatherm. In addition, SAVE Plan revenues declined by $1,026,899 as the SAVE Rider reset January 1, 2019, and all qualifying SAVE Plan investments were included in rate base used to derive the new non-gas base rates. The prior year SAVE Plan revenues represented 5 years of SAVE investment while current year revenues represent only one year of qualifying investment. As noted above, the Company placed new non-gas base rates into effect for natural gas service rendered on or after January 1, 2019, subject to refund. The new rates incorporated revenues related to SAVE Plan activities through December 2018, as well as recovery of higher expenses and non-SAVE infrastructure additions since the last rate application. Total revenues have been adjusted by an estimate for refunds based on the SCC's final order. Net residential and commercial volume deliveries declined by 116,818

RGC RESOURCES, INC. AND SUBSIDIARIES

decatherms on weather that was 8% warmer than normal. After adjusting for WNA, total residential and commercial volumes effectively increased by nearly 26,000 decatherms or more than 1%. In addition, the prior year included a reserve of $523,881 associated with the estimated excess revenues billed to customers as a result of the reduction in the corporate federal income tax rate. No such reserve was recorded during the current quarter due to the implementation of new non-gas base rates in January 2019. Non-utility revenue declined due to do lower demand for services during the quarter.

The Company's operations are affected by the cost of natural gas, as reflected in the condensed consolidated income statement under the line item cost of gas - utility. The cost of natural gas is passed through to customers at cost, which includes commodity price, transportation, storage, injection and withdrawal fees with any increase or decrease offset by a correlating change in revenue through the PGA. Accordingly, management believes that gross utility margin, a non-GAAP financial measure defined as utility revenues less cost of gas, is a more useful and relevant measure to analyze financial performance. The term gross utility margin is not intended to represent operating income, the most comparable GAAP financial measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies. Therefore, the following discussion of financial performance will reference gross utility margin as part of the analysis of the results of operations.

	Three Months Ended December 31,
	2019	2018	Increase / (Decrease)	Percentage
Gas Utility Margin
Utility Revenues	$19,625,606	$21,036,581	$(1,410,975)	(7)%
Cost of Gas	8,177,806	11,906,459	(3,728,653)	(31)%
Gas Utility Margin	$11,447,800	$9,130,122	$2,317,678	25%
Gross utility margins increased from the same period last year primarily as a result of the implementation of higher non-gas base rates effective January 1, 2019. The non-gas base rate increase, net of estimated refund, accounted for more than $2,000,000 of the increase in margin through the customer base charge and the volumetric component in addition to customer growth. SAVE Plan revenues declined by $1,026,899 as all related SAVE investments were incorporated into the new non-gas base rates. WNA margin increased by nearly $324,000 as weather moved from colder than normal in the prior year to warmer than normal during the current quarter. Furthermore, the prior year included a reserve for excess revenues attributable to the reduction in income tax rates. The current year has no such adjustment as the new non-gas rates incorporate the effect of lower federal income tax rates.
When the Company filed its application for an increase in non-gas base rates, approximately 80% of the increase was reflected in the customer base charge to correspond with the fixed monthly billing under the SAVE Rider. The SCC staff report on the rate application recommended that only 20% of the non-gas base rate increase be allocated to customer base charge. The hearing examiner's report and subsequent final order supported this position. As a result, in June 2019, the Company revised its rate refund assumptions to reflect a rate design that would allocate 80% of the non-gas base rate increase to volumetric component and 20% to the customer base charge component. This revision results in an even greater level of earnings during the weather sensitive heating season due to the increased allocation to the weather sensitive component of non-gas rates and lower earnings in the non-heating season due to lower fixed rate revenues.
The components of and the change in gas utility margin are summarized below:

	Three Months Ended December 31,
	2019	2018	Increase / (Decrease)
Customer Base Charge	$3,580,749	$3,117,995	$462,754
Carrying Cost	155,907	181,635	(25,728)
SAVE Plan	180,613	1,207,512	(1,026,899)
Volumetric	7,303,843	5,259,338	2,044,505
WNA	166,597	(157,334)	323,931
Other Gas Revenues	60,091	44,857	15,234
Excess Revenue Refund	—	(523,881)	523,881
Total	$11,447,800	$9,130,122	$2,317,678

RGC RESOURCES, INC. AND SUBSIDIARIES

Operation and maintenance expenses increased by $395,471, or 11%, from the same period last year related to the write-off of a portion of the ESAC regulatory assets, amortization of the remaining regulatory assets and higher corporate insurance costs, partially offset by higher capitalized overheads. Beginning in January 2019, concurrent with the implementation of new non-gas rates, the Company began amortizing certain regulatory assets for which recovery was included in the rate application. A total of $129,000 was charged to expense related to the amortization of these assets. In addition, the SCC issued their final order on the Company's non-gas rate increase, which directed the Company to write-down $317,000 of ESAC assets that were not subject to recovery in the final order. Corporate insurance expense increased by $71,000 due to higher premiums related to increased liability limits and higher deductible reserves. Capitalized overheads increased by $85,000 primarily due to timing of LNG production related to facility upgrades at the plant during the summer. The remaining difference relates to a variety of small increases and decreases in expenses.
The Company has plans to invest in several one-time maintenance projects during the balance of the current fiscal year, which may result in a significant increase in operation and maintenance expenses when compared to fiscal 2019.
General taxes increased by $35,348, or 7%, associated with higher property and payroll taxes. Property taxes continue to increase corresponding to higher utility property balances related to ongoing infrastructure replacement, system reinforcements and customer growth.

Depreciation expense increased by $83,030, or 4%, on an increase in utility plant investment.
Equity in earnings of unconsolidated affiliate increased by $531,037, or nearly double last year, due to AFUDC related to the increased construction activity and related investment in the MVP.
Other income (expense), net increased by $31,757 primarily due to the non-service components of net periodic benefit costs per the requirements of ASC 715 as amended by ASU 2017-07, Compensation - Retirement Benefits, which requires that components of net periodic benefit costs other than service cost be presented outside of income from operations. Lower interest costs and higher return on plan assets offset increased amortization of the actuarial loss. See Note 11 - Employee Benefit Plans for a breakdown of the components of net periodic benefit costs.
Interest expense increased by $268,403, or 33%, due to a 34% increase in total average debt outstanding between quarters. The higher borrowing levels derived from the ongoing investment in MVP and financing expenditures in support of Roanoke Gas' capital budget, partially offset by a slight reduction in the weighted average interest rate.
Roanoke Gas interest expense increased by $142,614 as total average debt outstanding increased by $9,500,000 associated with the issuance of two separate debt issuances offset by reductions in the line-of-credit balances. The average interest rate increased from 3.69% to 3.72% between periods.
Midstream interest expense increased by $125,789 as total average debt outstanding increased by $18,400,000 associated with cash investment in the MVP. The average interest rate decreased from 3.61% to 3.17% due to the decline in the variable interest rate on Midstream's credit facility and the entry into two separate notes with swap rates at 3.24% and 3.14%.
Income tax expense increased by $539,374 corresponding to an increase in taxable income. The effective tax rate was 23.7% and 22.4% for the three month periods ended December 31, 2019 and 2018, respectively. Both periods included the amortization of excess deferred taxes.
Critical Accounting Policies and Estimates
The consolidated financial statements of Resources are prepared in accordance with accounting principles generally accepted in the United States of America. The amounts of assets, liabilities, revenues and expenses reported in the Company’s consolidated financial statements are affected by accounting policies, estimates and assumptions that are necessary to comply with generally accepted accounting principles. Estimates used in the financial statements are derived from prior experience, statistical analysis and management judgments. Actual results may differ significantly from these estimates and assumptions.
The Company considers an estimate to be critical if it is material to the financial statements and requires assumptions to be made that were uncertain at the time the estimate was derived and changes in the estimate are reasonably likely to occur from period to period. The Company had recorded an estimate for customer refunds related to the implementation of the new non-gas base rates effective January 1, 2019. In January 2020, the Company received the final order on the non-gas base rate application that defined the approved annual rate increase. Management developed revised non-gas rates based on the amount of the increase specified in the order; however, the actual rates approved could vary and result in minor adjustments to the reserve.

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company adopted 2016-02, Leases,, and subsequent guidance and amendments effective October 1, 2019. The adoption of the ASU did not have a significant effect on the Company's results of operations, financial position or cash flows as the Company has only one lease, and management determined that the $25,000 value of the lease obligation to not be at a level material enough to warrant the the application of the guidance under the ASU. The Company does have easements for rights-of-way for its distribution system; however, all related costs associated with these have been paid in advance with no remaining obligation.
There have been no other changes to the critical accounting policies as reflected in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019.
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

Equity Investment in Mountain Valley Pipeline

On October 1, 2015, Midstream entered into an agreement to become a 1% member in the LLC. The purpose of the LLC is to construct and operate the MVP, a FERC-regulated natural gas pipeline connecting Equitran's gathering and transmission system in northern West Virginia to the Transco interstate pipeline in south central Virginia.

On November 19, 2019, the Company's Board of Directors approved a pro-rata increase in its participation in MVP, which will result in an estimated additional investment of $1.6 million above the current $53 to $55 million estimate. As a result of this increased participation, Midstream's equity interest will increase from 1.00% to approximately 1.03% by the time the pipeline is placed in service.

Management believes the investment in the LLC will be beneficial for the Company, its shareholders and southwest Virginia. In addition to Midstream's potential returns from its investment in the LLC, Roanoke Gas will benefit from an additional delivery source of natural gas into its distribution system. Currently, Roanoke Gas is served by two pipelines and an LNG peak-shaving facility. Damage to or interruption in supply from any of these sources, especially during the winter heating season, could have a significant impact on the Company's ability to serve its customers. A third pipeline would reduce the impact from such an event. In addition, the proposed pipeline path would provide the Company with a more economically feasible opportunity to provide natural gas service to currently unserved areas within the its certificated service territory.

The MVP project is currently 90% complete. Activity on the MVP is limited this time of year to maintaining the infrastructure currently in place and restoration activities. The LLC is waiting on the reissuance of water crossing permits that were rescinded by the Fourth Circuit as well as the permit to cross a section of the Jefferson National Forest. The LLC believes it has submitted all of the required documentation and information required to resolve the issues addressed by the Fourth Circuit. Currently, no action has been taken by the governmental agencies regarding the status, including the need for additional information, re-approval of the permits or rejection of the submissions. Until such time as approval is granted, activity on the pipeline will be limited as most of the pipeline work not encompassed in the revoked permits has been completed.

Assuming timely resolution of the permit issues above, the LLC projects an in-service date for the MVP in late calendar year 2020. The delays in completing the project combined with the increased costs will reduce the corresponding return on investment, absent a regulatory action that could provide for the recovery of these higher costs.

Midstream entered into the Third Amendment to Credit Agreement and amended the corresponding associated notes to increase the borrowing capacity under the credit facility from $26 million to $41 million and extend the maturity date to December 29, 2022. Under the amended agreement and notes, Midstream should have the needed financing to meet its funding requirements in the MVP. If the rescinded permits are not re-issued and approved in a reasonable time period, both the cost of the MVP and Midstream's capital contributions will increase above current estimates and the in-service date will be extended beyond 2020.

The current earnings from the MVP investment are attributable to AFUDC income generated by the deployment of capital in the design, engineering, materials procurement, project management and construction of the pipeline. AFUDC is an accounting method whereby the costs of debt and equity funds used to finance facility infrastructure are credited to income and charged to the cost of the project. The level of investment in MVP, as well as the AFUDC, will continue to grow as construction activities continue. When the pipeline is completed and placed into service, AFUDC will cease. Once operational, earnings will be

RGC RESOURCES, INC. AND SUBSIDIARIES

derived from capacity charges for utilizing the pipeline. Continued delays in the project could ultimately result in future earnings from the operation of the pipeline to be below the level of AFUDC recognized.

In 2018, Midstream became a participant in Southgate, a project to construct a 74-mile pipeline extending from the MVP mainline at the Transco interconnect in Virginia to delivery points in North Carolina. Midstream is a less than 1% investor in the Southgate project and, based on current project cost estimates, will invest approximately $2.5 million in the project. Midstream's participation in the Southgate project is for investment purposes only. The Southgate in-service date is currently targeted for 2021.

Regulatory and Tax Reform

On October 10, 2018, Roanoke Gas filed a general rate case application requesting an annual increase in customer non-gas base rates of approximately $10.5 million. This application incorporated into the non-gas base rates the impact of tax reform, non-SAVE utility plant investment, increased operating costs, recovery of regulatory assets, including all deferred ESAC related costs, and SAVE Plan investments and related costs previously recovered through the SAVE Rider. Approximately $4.7 million of the rate increase was attributable to moving the SAVE Plan related revenues into non-gas base rates. The new non-gas base rates were placed into effect for gas service rendered on or after January 1, 2019, subject to refund, pending audit by SCC staff, hearing and final order by the SCC.

On June 28, 2019, the SCC staff issued their report and recommendations related to the rate application. The SCC staff report included a recommendation for a non-gas rate increase of approximately $6.5 million. Management reviewed and responded to the SCC staff report through submission of rebuttal testimony to certain proposed adjustments included in the report. At the hearing held on August 14 and 15, the Company addressed specific differences with SCC staff, including the proposed return on equity, the exclusion of certain infrastructure items from rate base, changes in customer class rate design and the exclusion of a portion of the regulatory assets associated with ESAC costs. On November 19, 2019, the hearing examiner issued his report, which was subsequently revised on November 26, 2019. The revised report recommended an annual increase in non-gas base rates of more than $7.1 million in addition to allocating 80% of the increase to the volumetric component of rates with only about 20% associated with customer base charges. On January 24, 2020, the SCC issued their final order providing for an annual increase in non-gas base rates of $7.25 million, while maintaining the allocation of 80% of the increase to the volumetric component of rates. The non-gas rate award provided for a 9.44% return on equity, but excluded from recovery at the current time, a return on the investment of two interconnect stations with the MVP. In addition, the final order directed the Company to write-off a portion of the ESAC assets that were excluded from recovery under the rate award. As a result, the Company expensed an additional $317,000 of ESAC assets above the normal amortization amount. Management has proposed a rate design to reflect the increase of $7.25 million in non-gas rates and has submitted these rates to the SCC for approval. The SCC may approve the rates as submitted or require changes to the rates, which could result in minor adjustments to the refund. Once the final rates have been approved, the Company will proceed with completing the refunds to its customers. Management has provided for a cumulative refund in the amount of $3,618,000 consistent with the SCC order based on the non-gas rates that are currently pending approval. The refund accrual will cease once the approved rates are placed into effect.

The general rate case application incorporated the effects of tax reform, which reduced the federal tax rate for the Company from 34% to 21%. Roanoke Gas recorded two regulatory liabilities to account for this change in the federal tax rate. The first regulatory liability related to the excess deferred taxes associated with the regulated operations of Roanoke Gas. As Roanoke Gas had a net deferred tax liability, the reduction in the federal tax rate required the revaluation of these excess deferred income taxes to the 21% rate at which the deferred taxes are expected to reverse. The excess net deferred tax liability for Roanoke Gas' regulated operations was transferred to a regulatory liability, while the revaluation of excess deferred taxes on the unregulated operations of the Company were flowed into income tax expense in the first quarter of fiscal 2018. A majority of the regulatory liability for excess deferred taxes was attributable to accelerated tax depreciation related to utility property. In order to comply with the IRS normalization rules, these excess deferred income taxes must be flowed back to customers and through tax expense based on the average remaining life of the corresponding assets, which approximates 28 years. The corresponding balances related to the excess deferred taxes are included in the regulatory liability schedule in Note 14.

The second regulatory liability relates to the excess revenues collected from customers. The non-gas base rates used since the passage of the TCJA in December 2017 through December 2018 were derived from a 34% federal tax rate. As a result, the Company over-recovered from its customers the difference between the federal tax rate at 34% and the 24.3% blended rate in fiscal 2018 and 21% in fiscal 2019. To comply with an SCC directive issued in January 2018, Roanoke Gas recorded a refund for the excess revenues collected in fiscal 2018 and the first quarter of fiscal 2019. Starting with the implementation of the new non-gas base rates in January 2019, Roanoke Gas began returning the excess revenues to customers over a 12-month period. The refund of the excess revenues was completed in December 2019.

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company continues to recover the costs of its infrastructure replacement program through its SAVE Plan. The original SAVE Plan was designed to facilitate the accelerated replacement of aging natural gas pipe by providing a mechanism for the Company to recover the related depreciation and expenses and return on rate base of the additional capital investment without the filing of a non-gas base rate application. Since the implementation and approval of the original SAVE Plan in 2012, the Company has modified, amended or updated it each year to incorporate various qualifying projects. In May 2019, the Company filed its most recent SAVE Plan and Rider, which continues the focus on the ongoing replacement of pre-1973 plastic pipe and the replacement of a natural gas transfer station. In September 2019, the SCC approved the updated SAVE Plan and Rider effective with the October 2019 billing cycle. The new SAVE Rider is designed to collect approximately $1.1 million in annual revenues, an increase from the approximate $500,000 in annual revenues under the prior SAVE rates. With the inclusion of all previous SAVE investment through December 31, 2018 into the rate application, the current SAVE Plan Rider reflects only the recovery of qualifying SAVE Plan investments made since the beginning of January 2019. In addition, the SAVE application includes a refund factor to return approximately $543,000 in SAVE revenue over-collections from 2018, primarily resulting from the effect of the reduction in the federal income tax rate.
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
Cash and cash equivalents decreased by $619,001 for the three-month period ended December 31, 2019, compared to a $236,602 decrease for the same period last year. The following table summarizes the sources and uses of cash:

	Three Months Ended December 31,
	2019	2018
Cash Flow Summary
Net cash provided by (used in) operating activities	$817,963	$(2,300,174)
Net cash used in investing activities	(10,875,736)	(15,833,528)
Net cash provided by financing activities	9,438,772	17,897,100
Decrease in cash and cash equivalents	$(619,001)	$(236,602)
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
Cash flow provided by operations is primarily driven by net income, depreciation, reductions in natural gas storage inventory and increases in accounts receivable during the first three months of the fiscal year. Cash flow from operating activities increased by $3,118,137 over the same period last year primarily related to higher net income, net of equity in earnings, and the effect of lower natural gas prices on accounts receivable, gas in storage and accounts payable. Net income, excluding the non cash component of equity in earnings, contributed more than $1.0 million to the increase in cash provided by operations primarily as a result of the implementation of the non-gas base rate increase. However, significantly lower natural gas commodity prices have resulted in a reduced customer volumetric billing rate and lower total customer billings during the period more than offsetting the impact of the non-gas base rate increase. These lower commodity prices have resulted in smaller increases in both accounts receivable and accounts payable and their corresponding effect on operating cash. The decline in gas in storage was less during the current fiscal quarter compared to the same period last year due to a combination of lower average cost of gas in storage and less natural gas withdrawn from storage. A summary of the cash provided by operations is provided below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended December 31,
Cash Flow From Operating Activities:	2019	2018	Increase / (Decrease)
Net income	$4,006,936	$2,434,162	$1,572,774
Depreciation	2,047,695	1,940,472	107,223
Equity in earnings	(1,094,086)	(563,049)	(531,037)
Increase in accounts receivable	(6,356,346)	(7,930,322)	1,573,976
Decrease in gas in storage	432,679	1,465,609	(1,032,930)
Increase in accounts payable	1,080,138	1,698,852	(618,714)
Increase in regulatory liability and deferred taxes	904,628	601,435	303,193
Other	(203,681)	(1,947,333)	1,743,652
Net Cash Provided by Operations	$817,963	$(2,300,174)	$3,118,137
Investing activities are generally composed of expenditures related to investment in the Company's utility plant projects, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG peak shaving plant and distribution system facilities, expanding the natural gas system to meet the demands of customer growth, as well as the continued investment in the MVP. The Company is continuing its focus on SAVE infrastructure replacement projects including the replacement of pre-1973 first generation plastic pipe and extending the natural gas distribution system to unserved developments within the existing service territory. In addition, the Company is constructing two interconnect stations to access the MVP, which will provide additional gas supply to the Company's distribution system as well as provide access to currently unserved areas in Franklin County. Total capital expenditures for the first three months were $5.8 million, or about $160,000 more than the same period last year. Capital expenditures for fiscal 2020 are expected to be near last year's level of $21.9 million.
Investing cash flows also include the Company's continued funding of its participation in the MVP, with a total cash investment of just over $5 million for the three months ended December 31, 2019 compared to $10.1 million for the corresponding period last year. Total cash investment is expected to be in excess of $55 million for both the MVP and Southgate projects by the time they are placed into service.
Financing activities generally consist of long-term notes payable and line-of-credit borrowings and repayments, issuance of stock and the payment of dividends. Net cash flows provided by financing activities were $9.4 million for the current period compared to $17.9 million for the same period last year. The decrease in financing cash flows is primarily attributable to a reduced level of capital contributions by Midstream for the MVP investment and reduced working capital needs associated with lower natural gas commodity prices. Midstream borrowed $5.7 million during the current quarter to finance its investment in MVP compared to $10.3 million for the same period last year. Roanoke Gas also issued $10 million in fixed rate notes, which combined with improved operating cash flows provided funding for its capital expenditures and allowed for a reduction in Roanoke's line-of-credit balance. During the same period last year, Roanoke Gas financed its capital expenditures through borrowings under its line-of-credit.

On December 23, 2019, Midstream negotiated with the financial institutions that provided the credit facility used to finance its investment in the MVP. The result of these negotiations was an amendment to the credit agreement and corresponding notes. The amended agreement increased the total borrowing capacity under the credit facility to $41,000,000 from its previous limit of $26,000,000 and extending the maturity date to December 29, 2022. The increased limits will allow Midstream to continue funding its investment in MVP as a result of the higher projected cost and continues current financing of the project until the pipeline is placed in service. The amendment retained all of the other provisions contained in the previous credit agreements and amendments including the interest rate on the Notes based on 30-day LIBOR plus 1.35%.

On December 6, 2019, Roanoke Gas entered into unsecured notes in the aggregate principal amount of $10,000,000. These notes have a 10-year term with a fixed interest rate of 3.60%. Proceeds from these notes will be used to provide longer-term financing of Roanoke Gas' capital budget.

As of December 31, 2019, Resources' long-term capitalization ratio was 43% equity and 57% debt.

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
Interest Rate Risk
The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At December 31, 2019, the Company had $2,925,766 outstanding under its variable rate line-of-credit with an average balance outstanding during the three-month period of $7,912,028. The Company also had $21,704,200 outstanding under Midstream's variable-rate term credit facility. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable-rate debt outstanding during the three months ended December31, 2019 would have resulted in an increase of approximately $70,000 in interest expense for the period. The Company's other long-term debt is at fixed rates or is hedged with interest rate swaps.
Commodity Price Risk
The Company manages the price risk associated with purchases of natural gas by using a combination of LNG storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.
At December 31, 2019, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company had 2,223,303 decatherms of gas in storage, including LNG, at an average price of $2.71 per decatherm, compared to 1,956,955 decatherms at an average price of $3.15 per decatherm last year. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, as any additional costs or benefits associated with the settlement of derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 4 – CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in reports under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management to allow for timely decisions regarding required disclosure.
As of December 31, 2019, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information
ITEM 1 – LEGAL PROCEEDINGS
No material proceedings.
ITEM 1A – RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Resources' Annual Report on Form 10-K for the year ended September 30, 2019.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
None.
ITEM 6 – EXHIBITS

Number	Description
10.1
Unsecured Note in the original principal amount of $5,000,000 by and between Roanoke Gas and Prudential Arizona Reinsurance Universal Company, dated December 6, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 9, 2019)

10.2
Unsecured Note in the original principal amount of $5,000,000 by and between Roanoke Gas and Prudential Arizona Reinsurance Universal Company, dated December 6, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 9, 2019)

10.3
Unconditional Guaranty Agreement by and between RGC Resources, Inc. and Prudential Investment Management and each Prudential Affiliate which is a party to the borrowings (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on December 9, 2019)

10.4	Second Amendment to Private Shelf Agreement dated as of December 6, 2019 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on December 9, 2019)
10.5
Third Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Atlantic Union Bank and Truist Bank dated December 23, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2019)

10.6
Amended and Restated Note in the principal amount of $24,600,000 in favor of Atlantic Union Bank due December 29, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 23, 2019)

10.7
Amended and Restated Note in the principal amount of $16,400,000 in favor of Truist Bank due December 29, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on December 23, 2019)

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2019 and September 30, 2019, (ii) Condensed Consolidated Statements of Income for the three months ended December 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2019 and 2018; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended December 31, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2019 and 2018, and (vi) Condensed Notes to Condensed Consolidated Financial Statements.

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

RGC Resources, Inc.

Date: February 5, 2020	By:	/s/ Paul W. Nester
Paul W. Nester
Vice President, Secretary, Treasurer and CFO