Form 10-Q
period 2020-03-31
RGC RESOURCES INC
filed 2020-05-07
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2020
Common Stock, $5 Par Value	8,138,246

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

ARP
Alternative Revenue Program, regulatory or rate recovery mechanisms approved by the SCC that allow for the adjustment of revenues for certain broad, external factors, or for additional billings if the entity achieves certain performance targets.

ASC	Accounting Standards Codification

ASU	Accounting Standards Update as issued by the FASB

Company	RGC Resources, Inc. or Roanoke Gas Company

COVID-19 or Coronavirus	A pandemic disease that causes respiratory illness similar to the flu with symptoms such as coughing, fever, and in more sever cases, difficulty in breathing.

CPCN	Certificate of Public Convenience

Diversified Energy	Diversified Energy Company, a wholly-owned subsidiary of Resources

DRIP	Dividend Reinvestment and Stock Purchase Plan of RGC Resources, Inc.

DTH	Decatherm

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act of 1974

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

SAVE
Steps to Advance Virginia's Energy, a regulatory mechanism per Chapter 26 of Title 56 of the Code of Virginia that allows natural gas utilities to recover the investment in eligible infrastructure replacement projects without the filing of a formal base rate application.

SAVE Plan
Steps to Advance Virginia's Energy Plan, a regulatory mechanism to recover the related depreciation and expenses and return on rate base of eligible infrastructure replacement projects on a prospective basis without the filing of a formal application for increases in non-gas base rates.

SAVE Rider
Steps to Advance Virginia's Energy Rider, the rate component of the SAVE Plan as approved by the SCC that is billed monthly to the Company’s customers to recover the costs associated with eligible infrastructure projects including the related depreciation and expenses and return on rate base of the investment.

SBA	Small Business Administration

SCC	Virginia State Corporation Commission, the regulatory body with oversight responsibilities of the utility operations of Roanoke Gas.

SEC	U.S. Securities and Exchange Commission

Southgate	Mountain Valley Pipeline, LLC’s Southgate project, which extends from the MVP in south central Virginia to central North Carolina, of which Midstream holds less than a 1% investment

S&P 500 Index	Standard & Poor’s 500 Stock Index

TCJA	Tax Cuts and Jobs Act of 2017

WNA	Weather Normalization Adjustment, an ARP mechanism which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average.

Some of the terms above may not be included in this filing.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31, 2020	September 30, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,804,228	$1,631,348
Accounts receivable (less allowance for uncollectibles of $493,823 and $110,743, respectively)	5,455,204	3,870,211
Materials and supplies	995,544	1,021,882
Gas in storage	1,809,889	6,448,307
Prepaid income taxes	—	1,157,980
Regulatory assets	2,953,173	1,521,939
Other	1,585,465	733,525
Total current assets	16,603,503	16,385,192
UTILITY PROPERTY:
In service	243,696,479	237,786,964
Accumulated depreciation and amortization	(69,959,037)	(67,207,334)
In service, net	173,737,442	170,579,630
Construction work in progress	15,929,769	11,423,326
Utility plant, net	189,667,211	182,002,956
OTHER ASSETS:
Regulatory assets	11,698,969	12,178,853
Investment in unconsolidated affiliates	52,291,160	47,375,459
Other	327,333	411,236
Total other assets	64,317,462	59,965,548
TOTAL ASSETS	$270,588,176	$258,353,696

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31, 2020	September 30, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Dividends payable	$1,424,193	$1,339,522
Accounts payable	4,146,719	4,483,233
Capital contributions payable	1,726,786	5,024,824
Customer credit balances	1,361,720	880,295
Income taxes payable	722,979	—
Customer deposits	1,622,779	1,432,031
Accrued expenses	2,718,709	3,448,000
Interest rate swaps	461,519	147,556
Regulatory liabilities	2,986,791	4,877,603
Total current liabilities	17,172,195	21,633,064
LONG-TERM DEBT:
Notes payable	112,575,200	95,512,200
Line-of-credit	—	8,172,473
Less unamortized debt issuance costs	(343,551)	(313,315)
Long-term debt, net	112,231,649	103,371,358
DEFERRED CREDITS AND OTHER LIABILITIES:
Interest rate swaps	1,716,853	746,785
Asset retirement obligations	6,943,766	6,788,683
Regulatory cost of retirement obligations	12,303,970	11,892,352
Benefit plan liabilities	6,145,191	6,912,105
Deferred income taxes	12,990,199	12,978,523
Regulatory liabilities	10,767,006	10,934,434
Total deferred credits and other liabilities	50,866,985	50,252,882
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 20,000,000 and 10,000,000 shares; issued and outstanding 8,136,945 and 8,073,264 shares, respectively	40,684,725	40,366,320
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	15,375,737	14,397,072
Retained earnings	37,665,741	30,821,917
Accumulated other comprehensive loss	(3,408,856)	(2,488,917)
Total stockholders’ equity	90,317,347	83,096,392
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$270,588,176	$258,353,696
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX-MONTH PERIODS ENDED MARCH 31, 2020 AND 2019
UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
OPERATING REVENUES:
Gas utilities	$22,275,719	$25,058,749	$41,901,325	$46,095,330
Other	162,012	216,210	321,859	396,376
Total operating revenues	22,437,731	25,274,959	42,223,184	46,491,706
OPERATING EXPENSES:
Cost of gas - utility	8,672,997	12,771,338	16,850,803	24,677,797
Cost of sales - non utility	78,880	124,243	155,336	234,946
Operations and maintenance	4,110,149	3,714,084	8,027,619	7,236,083
General taxes	587,873	556,336	1,131,110	1,064,225
Depreciation and amortization	1,988,216	1,905,475	3,976,721	3,810,950
Total operating expenses	15,438,115	19,071,476	30,141,589	37,024,001
OPERATING INCOME	6,999,616	6,203,483	12,081,595	9,467,705
Equity in earnings of unconsolidated affiliate	1,188,593	698,175	2,282,679	1,261,224
Other income, net	317,892	121,709	475,535	247,595
Interest expense	1,038,293	892,649	2,123,478	1,709,431
INCOME BEFORE INCOME TAXES	7,467,808	6,130,718	12,716,331	9,267,093
INCOME TAX EXPENSE	1,787,492	1,460,628	3,029,079	2,162,841
NET INCOME	$5,680,316	$4,670,090	$9,687,252	$7,104,252
BASIC EARNINGS PER COMMON SHARE	$0.70	$0.58	$1.20	$0.89
DILUTED EARNINGS PER COMMON SHARE	$0.70	$0.58	$1.19	$0.88
DIVIDENDS DECLARED PER COMMON SHARE	$0.1750	$0.1650	$0.3500	$0.3300
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE AND SIX-MONTH PERIODS ENDED MARCH 31, 2020 AND 2019
UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
NET INCOME	$5,680,316	$4,670,090	$9,687,252	$7,104,252
Other comprehensive income (loss), net of tax:
Interest rate swaps	(1,216,574)	(44,121)	(953,521)	(125,524)
Defined benefit plans	16,791	(1,913)	33,582	(3,826)
OTHER COMPREHENSIVE LOSS, NET OF TAX	(1,199,783)	(46,034)	(919,939)	(129,350)
COMPREHENSIVE INCOME	$4,480,533	$4,624,056	$8,767,313	$6,974,902
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX-MONTH PERIODS ENDED MARCH 31, 2020 AND 2019
UNAUDITED

	Six Months Ended March 31, 2020
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2019	$40,366,320	$14,397,072	$30,821,917	$(2,488,917)	$83,096,392
Net Income	—	—	4,006,936	—	4,006,936
Other comprehensive income	—	—	—	279,844	279,844
Cash dividends declared ($0.175 per share)	—	—	(1,419,236)	—	(1,419,236)
Issuance of common stock (18,053 shares)	90,265	304,934	—	—	395,199
Balance - December 31, 2019	$40,456,585	$14,702,006	$33,409,617	$(2,209,073)	$86,359,135
Net Income	—	—	5,680,316	—	5,680,316
Other comprehensive loss	—	—	—	(1,199,783)	(1,199,783)
Cash dividends declared ($0.175 per share)	—	—	(1,424,192)	—	(1,424,192)
Issuance of common stock (45,628 shares)	228,140	673,731	—	—	901,871
Balance - March 31, 2020	$40,684,725	$15,375,737	$37,665,741	$(3,408,856)	$90,317,347

	Six Months Ended March 31, 2019
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2018	$39,973,075	$13,043,656	$27,438,049	$(871,668)	$79,583,112
Net Income	—	—	2,434,162	—	2,434,162
Other comprehensive loss	—	—	—	(83,316)	(83,316)
Cash dividends declared ($0.165 per share)	—	—	(1,322,335)	—	(1,322,335)
Issuance of common stock (17,035 shares)	85,175	262,942	—	—	348,117
Balance - December 31, 2018	$40,058,250	$13,306,598	$28,549,876	$(954,984)	$80,959,740
Net income	—	—	4,670,090	—	4,670,090
Other comprehensive loss	—	—	—	(46,034)	(46,034)
Cash dividends declared ($0.165 per share)	—	—	(1,329,178)	—	(1,329,178)
Issuance of common stock (31,622 shares)	158,110	561,789	—	—	719,899
Balance - March 31, 2019	$40,216,360	$13,868,387	$31,890,788	$(1,001,018)	$84,974,517

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED MARCH 31, 2020 AND 2019
UNAUDITED

	Six Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,687,252	$7,104,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,095,390	3,880,945
Cost of retirement of utility plant, net	(286,237)	(123,237)
Equity in earnings of unconsolidated affiliate	(2,282,679)	(1,261,224)
Allowance for funds used during construction	(217,147)	—
Changes in assets and liabilities which provided cash, exclusive of changes and noncash transactions shown separately	171,552	1,332,387
Net cash provided by operating activities	11,168,131	10,933,123
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for utility property	(10,435,947)	(10,975,996)
Investment in unconsolidated affiliates	(5,931,060)	(13,304,263)
Proceeds from disposal of utility property	13,666	1,219
Net cash used in investing activities	(16,353,341)	(24,279,040)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	17,063,000	23,979,000
Borrowings under line-of-credit	9,784,534	23,308,642
Repayments under line-of-credit	(17,957,007)	(30,669,659)
Debt issuance expenses	(70,750)	(60,343)
Proceeds from issuance of stock	1,297,070	1,068,016
Cash dividends paid	(2,758,757)	(2,559,587)
Net cash provided by financing activities	7,358,090	15,066,069
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,172,880	1,720,152
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,631,348	247,411
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,804,228	$1,967,563
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,001,734	$1,549,778
Income taxes	985,000	1,623,000
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Resources' financial position as of March 31, 2020, cash flows for the six months ended March 31, 2020 and 2019, and the results of its operations, comprehensive income, and changes in stockholders' equity for the three and six months ended March 31, 2020 and 2019. The results of operations for the three and six months ended March 31, 2020 are not indicative of the results to be expected for the fiscal year ending September 30, 2020 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

The unaudited condensed consolidated financial statements and condensed notes are presented as permitted under the rules and regulations of the Securities and Exchange Commission. Pursuant to those rules, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information not misleading. Therefore, the condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K for the year ended September 30, 2019. The September 30, 2019 consolidated balance sheet was included in the Company’s audited financial statements included in Form 10-K.

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

On March 12, 2020, the SEC adopted amendments to the Exchange Act that, among other things, revised the definition of accelerated filers. As a result, Resources now qualifies as a smaller reporting company and a non-accelerated filer.
Recently Issued or Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU leaves the accounting for leases mostly unchanged for lessors, with the exception of targeted improvements for consistency; however, the new guidance requires lessees to recognize assets and liabilities for leases with terms of more than 12 months. The ASU also revises the definition of a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Under prior GAAP, the presentation and cash flows arising from a lease by a lessee primarily depended on its classification as a finance or operating lease. The new ASU requires both types of leases to be recognized on the balance sheet. In addition, the new guidance includes quantitative and qualitative disclosure requirements to aid financial statement users in better understanding the amount, timing and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU 2018-01, which provides a practical expedient that allows entities the option of not evaluating existing land easements under the new lease standard for those easements that were entered into prior to adoption. New or modified land easements will require evaluation on a prospective basis. The new guidance is effective for the Company for the annual reporting period ending September 30, 2020 and interim periods within that annual period.

The Company adopted ASU 2016-02 and related guidance effective October 1, 2019. At the time of adoption, the Company had one operating lease. This lease calls for quarterly payments in the amount of $3,240 and is set to expire in September 2021. As the value of this lease obligation was determined to be de minimus and the Company has not entered into any additional lease obligations, this new guidance does not have a material effect on the Company's financial position, results of operations or cash flows.

RGC RESOURCES, INC. AND SUBSIDIARIES

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting For Hedging Activities. The ASU is meant to simplify recognition and presentation guidance in an effort to improve financial reporting of cash flow and fair value hedging relationships to better portray the economic results of an entity's risk management activities. This is achieved through changes to both the designation and measurement guidance for qualifying hedging relationships, as well as changes to the presentation of hedge results. The Company adopted the new guidance effective October 1, 2019. As the Company currently has only cash flow hedges and no portion of these hedges were deemed ineffective during the periods presented, this new guidance does not have a material effect on the Company's financial position, results of operations or cash flows.

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

In March 2020, the FASB issued ASU 2020-04. Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for and recognizing the effects of reference rate change on financial reporting. The new guidance applies specifically to contracts and hedging relationships that reference LIBOR, or any other referenced rate that is expected to be discontinued due to reference rate reform. The new guidance is effective for the Company through December 31, 2022. Management has not yet completed its evaluation of the new guidance; however, as the Company has several contracts and hedging relationships that currently reference LIBOR, this new guidance could result in a significant impact on the Company's financial position, results of operations, and cash flows for the period through which the ASU is effective.

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

The following tables summarize revenue by customer, product and income statement classification:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$12,892,659	$—	$12,892,659	$15,397,504	$—	$15,397,504
Commercial	6,368,939	—	6,368,939	8,357,598	—	8,357,598
Industrial and Transportation	1,243,426	—	1,243,426	1,249,316	—	1,249,316
Other	117,466	162,012	279,478	108,418	216,210	324,628
Total contracts with customers	20,622,490	162,012	20,784,502	25,112,836	216,210	25,329,046
Alternative Revenue Programs	1,653,229	—	1,653,229	(54,087)	—	(54,087)
Total operating revenues	$22,275,719	$162,012	$22,437,731	$25,058,749	$216,210	$25,274,959

	Six months ended March 31, 2020			Six months ended March 31, 2019
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$25,177,242	$—	$25,177,242	$28,410,332	$—	$28,410,332
Commercial	12,102,779	—	12,102,779	15,700,155	—	15,700,155
Industrial and Transportation	2,570,669	—	2,570,669	2,475,364	—	2,475,364
Revenue reductions (TCJA) (1)	—	—	—	(523,881)	—	(523,881)
Other	333,461	321,859	655,320	334,908	396,376	731,284
Total contracts with customers	40,184,151	321,859	40,506,010	46,396,878	396,376	46,793,254
Alternative Revenue Programs	1,717,174	—	1,717,174	(301,548)	—	(301,548)
Total operating revenues	$41,901,325	$321,859	$42,223,184	$46,095,330	$396,376	$46,491,706

(1) Accrued refund associated with excess revenue collected in tariff rates associated with the reduction in federal income tax rates. See Note 4 for more information.

Gas utility revenues

Substantially all of Roanoke Gas’ revenues are derived from rates authorized by the SCC as reflected in its tariffs. Based on its evaluation, the Company has concluded that these tariff-based revenues fall within the scope of ASC 606. Tariff rates represent the transaction price. Performance obligations created under these tariff-based sales include commodity (the cost of natural gas sold to customers) and delivery (transporting natural gas through the Company’s distribution system to customers). The delivery of natural gas to customers results in the satisfaction of the Company’s performance obligation over time.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

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

Alternative Revenue Program revenues

ARPs, which fall outside the scope of ASC 606, are SCC approved mechanisms that allow for the adjustment of revenues for certain broad, external factors, or for additional billings if the entity achieves certain performance targets. The Company's ARPs include its WNA, which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average, and the SAVE Plan over/under collection mechanism, which adjusts revenues for the differences between SAVE Plan revenues billed to customers and the revenue earned, as calculated based on the timing and extent of infrastructure replacement completed during the period. These amounts are ultimately collected from, or returned to, customers through future rate changes as approved by the SCC.

Customer Accounts Receivable

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable (1)	Unbilled revenue (1)	Customer credit balances	Customer deposits
Balance at September 30, 2019	$2,590,702	$1,236,384	$880,295	$1,432,031
Balance at March 31, 2020	3,776,033	1,539,460	1,361,720	1,622,779
Increase	$1,185,331	$303,076	$481,425	$190,748

(1) Included in accounts receivable in the condensed consolidated balance sheet. Amounts shown net of reserve for bad debts.

The Company had no significant contract assets or liabilities during the period. Furthermore, the Company did not incur any significant costs to obtain contracts.

3.	Income Taxes

On December 22, 2017, the TCJA became law. Its most significant impact was the reduction of the maximum corporate federal income tax rate from 35% to 21% beginning January 1, 2018.

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

A reconciliation of income tax expense from applying the federal statutory rates in effect for each period to total income tax expense is presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Income before income taxes	$7,467,808	$6,130,718	$12,716,331	$9,267,093
Corporate federal tax rate	21.00%	21.00%	21.00%	21.00%

Income tax expense computed at the federal statutory rate	$1,568,240	$1,287,451	$2,670,430	$1,946,090
State income taxes, net of federal tax benefit	338,631	290,481	588,668	441,070
Net amortization of excess deferred taxes on regulated operations	(86,208)	(86,208)	(124,332)	(172,417)
Other, net	(33,171)	(31,096)	(105,687)	(51,902)
Total income tax expense	$1,787,492	$1,460,628	$3,029,079	$2,162,841

Effective tax rate	23.9%	23.8%	23.8%	23.3%

4.	Rates and Regulatory Matters

The SCC exercises regulatory authority over the operations of Roanoke Gas. Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service, safety standards, extension of service, and accounting and depreciation.

On January 24, 2020, the SCC issued its final order on the general rate application filed by Roanoke Gas on October 10, 2018. Under the provisions of this order, Roanoke Gas was granted an annualized non-gas rate increase of $7.25 million and was required to write-down a portion of the ESAC assets deemed not eligible for recovery in the final order. As a result, management revised its rate refund accrual to reflect the award authorized in the final order. Management also wrote down $317,191 in ESAC regulatory assets in the first quarter to comply with the order. On January 30, 2020, the SCC approved the non-gas rates that would generate the approved non-gas rate award. In March 2020, the Company completed the refund of $3.8 million for revenues collected from interim rates in excess of the final approved rates including interest.

Certain provisions within the order were not reflected in the condensed consolidated financial statements for the period ended December 31, 2019, pending additional clarification from the SCC. Specifically, the rate order did not provide for a return on certain Roanoke Gas infrastructure investments that will interconnect with the MVP. However, the order did provide for the ability to defer financing costs related to these investments for consideration of future recovery. The Company is deferring these costs through the application of AFUDC, which capitalizes both the equity and debt financing costs during the construction phases. The specific time period allowed for the recovery of these costs has yet to be determined; therefore, the Company has taken a conservative position and has only reflected AFUDC that would have been recognized since January 1, 2019, the date in which the rate award was effective. If the SCC concludes that the AFUDC applies to an earlier period, the Company will reflect any additional AFUDC at that time.

On March 16, 2020, in response to COVID-19, the SCC issued an order applicable to all utilities operating in Virginia to suspend disconnection of service for non-payment by any customer until May 15, 2020, which was subsequently extended to June 14, 2020. This order, effective on the date issued, also directed utilities to not assess late payment fees due to the coronavirus public health emergency. As a result, the amount of current receivables and future billings that will ultimately become uncollectible will likely increase. Therefore, the Company has increased its provision for bad debts as of March 31, 2020, based on the limited information currently available. These estimates are subject to revision as the financial impact of COVID-19 is unknown at this time.

As referenced in Note 3, the TCJA reduced the federal corporate tax rate to 21%. As a result, the Company revalued its deferred tax assets and liabilities to reflect the new federal tax rate. Under the provisions of ASC 740, the corresponding adjustment to deferred income taxes generally flows to income tax expense for unregulated entities. For rate regulated entities such as Roanoke Gas, these excess deferred taxes were originally recovered from its customers based on billing rates derived using a federal income tax rate of 34%. Therefore, the adjustment to the net deferred tax liabilities of Roanoke Gas, to the extent such net deferred tax liabilities are attributable to rate base or cost of service for customers, are refundable to customers. Roanoke Gas began accounting for the refund of these excess deferred taxes in fiscal 2018 along

RGC RESOURCES, INC. AND SUBSIDIARIES

with reflecting a corresponding reduction in income tax expense. A majority of the net regulatory liability will be refunded over a 28 year period per IRS normalization requirements. See Note 14 for the remaining balances related to excess deferred taxes.

5.	Other Investments

In October 2015, Midstream, acquired an initial 1% equity interest in the MVP, LLC. In November 2019, the Company's Board of Directors approved a pro-rata increase in Midstream's participation that increases its equity interest to approximately 1.03% at the project's completion. Once completed, the MVP will have the capacity to transport approximately 2 million decatherms of natural gas per day.

Pipeline construction has been delayed due to Fourth Circuit and FERC actions that suspended previously approved permits. Current activity on the pipeline is restricted to maintenance and restoration activities. As a result, the projected cost of the MVP project has grown to between $5.3 and $5.5 billion with the managing partner still estimating the in-service date as late calendar 2020. Midstream's current estimated total cash contribution is between $55 and $57 million. The Company is utilizing the equity method to account for the transactions and activity of the investment in MVP and is participating in the earnings in proportion to its level of investment.

In April 2018, the LLC announced the Southgate project, which is an approximately 74 mile pipeline extending from the MVP in Virginia to delivery points in North Carolina. Midstream is a less than 1% investor in the project, which is being accounted for under the cost method. Total project cost is estimated to be nearly $500 million, of which Midstream's portion is estimated to be approximately $2.5 million. The Southgate in-service date is currently targeted for calendar year 2021, subject to any further delays in the completion of the MVP.

Funding for Midstream's investments in the LLC for both the MVP and Southgate projects is being provided through two variable rate unsecured promissory notes under a non-revolving credit agreement, maturing in December 2022, and two additional notes issued in June 2019. See Note 7 for a schedule of debt instruments.

The investments in the LLC are included in the condensed consolidated financial statements as follows:

Balance Sheet location of Other Investments:	March 31, 2020	September 30, 2019
Other Assets:
MVP	$51,971,127	$47,055,426
Southgate	320,033	320,033
Investment in unconsolidated affiliates	$52,291,160	$47,375,459

Current Liabilities:
MVP	$1,726,786	$4,958,260
Southgate	—	66,564
Capital contributions payable	$1,726,786	$5,024,824

	Three Months Ended		Six Months Ended
Income Statement location of Other Investments:	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Equity in earnings of unconsolidated affiliate	$1,188,593	$698,175	$2,282,679	$1,261,224

	March 31, 2020	September 30, 2019
Undistributed earnings, net of income taxes, of MVP in retained earnings	$4,962,293	$3,267,176

The change in the investment in unconsolidated affiliates is provided below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Six Months Ended
	March 31, 2020	March 31, 2019
Cash investment	$5,931,060	$13,304,263
Change in accrued capital calls	(3,298,038)	(6,796,085)
Equity in earnings of unconsolidated affiliates	2,282,679	1,261,224
Change in investment in unconsolidated affiliates	$4,915,701	$7,769,402

Summary of unaudited financial statements of Mountain Valley Pipeline are presented below. Southgate financial statements, which are accounted for under the cost method, are not included:

	Income Statements
	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
AFUDC	$117,754,887	$66,953,609	$227,780,361	$121,138,125
Other Income (Expense), net	(34,575)	720,935	699,607	3,283,727
Net Income	$117,720,312	$67,674,544	$228,479,968	$124,421,852

	Balance Sheets
	March 31, 2020	September 30, 2019
Assets:
Current Assets	$218,072,899	$485,323,892
Construction Work in Progress	5,132,263,805	4,675,267,389
Other Assets	5,752,436	13,190,816
Total Assets	$5,356,089,140	$5,173,782,097

Liabilities and Equity:
Current Liabilities	$194,839,985	$466,776,233
Noncurrent Liabilities	265,000	—
Capital	5,160,984,155	4,707,005,864
Total Liabilities and Equity	$5,356,089,140	$5,173,782,097

6.	Derivatives and Hedging

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

On March 26, 2020, Roanoke Gas renewed its unsecured line-of-credit agreement, which was scheduled to expire March 31, 2021. The new agreement is for a two-year term expiring March 31, 2022 with a maximum borrowing limit of $28,000,000. Amounts drawn against the agreement are considered to be non-current as the balance under the line-of-credit is not subject to repayment within the next 12-month period. The agreement has a variable-interest rate based on 30-day LIBOR plus 100 basis points and an availability fee of 15 basis points and provides multi-tiered borrowing limits associated with the seasonal borrowing demands of the Company. The Company's total available borrowing limits during the term of the agreement range from $3,000,000 to $28,000,000.

On December 23, 2019, Midstream entered into the Third Amendment to Credit Agreement ("Amendment") and amendments to the related Promissory Notes ("Notes") with the corresponding banks. The Amendment modified the original Credit Agreement and prior amendments between Midstream and the banks by increasing the total borrowing capacity to $41,000,000 from its previous limit of $26,000,000 and extending the maturity date to December 29, 2022. The Amendment retained all of the other provisions contained in the previous credit agreements and amendments including the interest rate on the Notes based on 30-day LIBOR plus 1.35%. The additional limits under the Amendment provide additional financing for the investment in the MVP.

On December 6, 2019, Roanoke Gas entered into unsecured notes in the aggregate principal amount of $10,000,000. These notes have a 10-year term with a fixed interest rate of 3.60%. Proceeds from these notes will provide funding for Roanoke Gas' capital budget.

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

All of the debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization. All of the debt agreements, except for the line-of-credit, provide for priority indebtedness to not exceed 15% of consolidated total assets. The Company was in compliance with all debt covenants as of March 31, 2020 and September 30, 2019.

Long-term debt consists of the following:

	March 31, 2020		September 30, 2019
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas Company:
Unsecured senior notes payable, at 4.26% due on September 18, 2034	$30,500,000	$139,984	$30,500,000	$144,811
Unsecured term note payable, at 30-day LIBOR plus 0.90%, due November 1, 2021	7,000,000	5,280	7,000,000	6,948
Unsecured term notes payable, at 3.58% due on October 2, 2027	8,000,000	36,120	8,000,000	38,528
Unsecured term notes payable, at 4.41% due on March 28, 2031	10,000,000	34,459	10,000,000	36,272
Unsecured term notes payable, at 3.60% due on December 6, 2029	10,000,000	34,346	—	—
RGC Midstream, LLC:
Unsecured term notes payable, at 30-day LIBOR plus 1.35%, due December 29, 2022	23,075,200	68,492	16,012,200	59,504
Unsecured term note payable, at 30-day LIBOR plus 1.15%, due June 12, 2026	14,000,000	15,048	14,000,000	16,252
Unsecured term note payable, at 30-day LIBOR plus 1.20%, due June 1, 2024	10,000,000	9,822	10,000,000	11,000
Total notes payable	$112,575,200	$343,551	$95,512,200	$313,315
Line-of-credit, at 30-day LIBOR plus 1.00%, due March 31, 2022	$—	$—	$8,172,473	$—
Total long-term debt	$112,575,200	$343,551	$103,684,673	$313,315

8.	Other Comprehensive Income (Loss)
A summary of other comprehensive income and loss is provided below:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Three Months Ended March 31, 2020
Interest rate swaps:
Unrealized losses	$(1,654,962)	$425,987	$(1,228,975)
Transfer of realized losses to interest expense	16,698	(4,297)	12,401
Net interest rate swaps	(1,638,264)	421,690	(1,216,574)
Defined benefit plans:
Amortization of actuarial losses	22,610	(5,819)	16,791
Other comprehensive loss	$(1,615,654)	$415,871	$(1,199,783)
Three Months Ended March 31, 2019
Interest rate swap:
Unrealized losses	$(40,059)	$10,311	$(29,748)
Transfer of realized gains to interest expense	(19,355)	4,982	(14,373)
Net interest rate swap	(59,414)	15,293	(44,121)
Defined benefit plans:
Amortization of actuarial gains	(2,576)	663	(1,913)
Other comprehensive loss	$(61,990)	$15,956	$(46,034)

RGC RESOURCES, INC. AND SUBSIDIARIES

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Six Months Ended March 31, 2020
Interest rate swaps:
Unrealized losses	$(1,304,269)	$335,718	$(968,551)
Transfer of realized losses to interest expense	20,238	(5,208)	15,030
Net interest rate swaps	(1,284,031)	330,510	(953,521)
Defined benefit plans:
Amortization of actuarial losses	45,220	(11,638)	33,582
Other comprehensive loss	$(1,238,811)	$318,872	$(919,939)
Six Months Ended March 31, 2019
Interest rate swap:
Unrealized losses	$(134,015)	$34,495	$(99,520)
Transfer of realized gains to interest expense	(35,017)	9,013	(26,004)
Net interest rate swap	(169,032)	43,508	(125,524)
Defined benefit plans:
Amortization of actuarial gains	(5,152)	1,326	(3,826)
Other comprehensive loss	$(174,184)	$44,834	$(129,350)

The amortization of actuarial gains and losses is included as a component of net periodic pension and postretirement benefit costs under other income, net.

Reconciliation of Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2019	$(2,488,917)
Other comprehensive loss	(919,939)
Balance at March 31, 2020	$(3,408,856)

9.	Commitments and Contingencies

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

The outbreak of COVID-19 is having a dramatic effect on businesses and individuals throughout the nation and the world. The COVID-19 pandemic has forced all levels of government, as well as businesses and individuals, to take actions to limit the spread of the disease. The result is a significant disruption in normal activities as businesses have either shut down or are operating on a limited basis resulting in higher unemployment and government imposed social distancing mandates. As the virus and the corresponding efforts to combat its spread did not reach the level where significant disruptions in activity occurred until mid March, the impact to the condensed consolidated financial statements for the quarter ended March 31, 2020 was not material. The extent to which COVID-19 will affect the Company over future periods will depend on ongoing developments, which are highly uncertain and cannot be reasonably predicted, including the duration of the outbreak, the easing of restrictions to businesses and individuals, the potential for a resurgence of the virus, as well as a variety of other factors. The longer COVID-19 persists, the greater the potential negative financial effect on the Company.

10.	Earnings Per Share

Basic earnings per common share for the three and six months ended March 31, 2020 and 2019 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares. A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net Income	$5,680,316	$4,670,090	$9,687,252	$7,104,252
Weighted average common shares	8,122,157	8,032,218	8,101,887	8,017,820
Effect of dilutive securities:
Options to purchase common stock	22,806	40,931	27,331	44,600
Diluted average common shares	8,144,963	8,073,149	8,129,218	8,062,420
Earnings Per Share of Common Stock:
Basic	$0.70	$0.58	$1.20	$0.89
Diluted	$0.70	$0.58	$1.19	$0.88

11.	Employee Benefit Plans

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Components of net periodic pension cost:
Service cost	$172,902	$134,317	$345,804	$268,634
Interest cost	265,557	291,682	531,114	583,364
Expected return on plan assets	(459,156)	(387,359)	(918,312)	(774,718)
Recognized loss	113,936	39,650	227,872	79,300
Net periodic pension cost	$93,239	$78,290	$186,478	$156,580

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Components of postretirement benefit cost:
Service cost	$41,970	$33,221	$83,940	$66,442
Interest cost	132,869	162,236	265,738	324,472
Expected return on plan assets	(137,599)	(136,805)	(275,198)	(273,610)
Recognized loss	59,343	30,951	118,686	61,902
Net postretirement benefit cost	$96,583	$89,603	$193,166	$179,206

The components of net periodic benefit cost, other than the service cost component, are included in other income, net in the condensed consolidated statements of income. Service cost is included in operations and maintenance expense in the condensed consolidated statements of income.

The table below reflects the Company's actual contributions made fiscal year-to-date and the expected contributions to be made during the balance of the current fiscal year.

	Fiscal Year-to-Date Contributions	Remaining Fiscal Year Contributions
Defined benefit pension plan	$400,000	$400,000
Postretirement medical plan	400,000	—
Total	$800,000	$400,000

12.	Fair Value Measurements
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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of March 31, 2020 and September 30, 2019:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Fair Value Measurements - March 31, 2020
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$316,120	$—	$316,120	$—
Interest rate swaps	2,178,372	—	2,178,372	—
Total	$2,494,492	$—	$2,494,492	$—

	Fair Value Measurements - September 30, 2019
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$397,757	$—	$397,757	$—
Interest rate swaps	894,341	—	894,341	—
Total	$1,292,098	$—	$1,292,098	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At March 31, 2020 and September 30, 2019, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

The Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis consist of its AROs. The AROs are measured at fair value at initial recognition based on expected future cash flows required to settle the obligation.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. In addition, the carrying amount of the variable rate line-of-credit is a reasonable approximation of its fair value. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of March 31, 2020 and September 30, 2019:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Fair Value Measurements - March 31, 2020
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Notes payable	$112,575,200	$—	$—	$117,181,480
Total	$112,575,200	$—	$—	$117,181,480

	Fair Value Measurements - September 30, 2019
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Notes payable	$95,512,200	$—	$—	$100,900,952
Total	$95,512,200	$—	$—	$100,900,952

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying Treasury rate or other Treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of March 31, 2020 and September 30, 2019, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

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

Parent and Other - The category parent and other includes the unregulated activities of the Company as well as certain corporate eliminations.

Information related to the segments of the Company are provided below:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended March 31, 2020
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$22,275,719	$—	$162,012	$22,437,731
Depreciation	1,988,216	—	—	1,988,216
Operating income (loss)	6,988,528	(69,526)	80,614	6,999,616
Equity in earnings	—	1,188,593	—	1,188,593
Interest expense	661,997	376,296	—	1,038,293
Income before income taxes	6,642,411	744,698	80,699	7,467,808

	Three Months Ended March 31, 2019
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$25,058,749	$—	$216,210	$25,274,959
Depreciation	1,905,475	—	—	1,905,475
Operating income (loss)	6,154,052	(39,394)	88,825	6,203,483
Equity in earnings	—	698,175	—	698,175
Interest expense	585,509	307,140	—	892,649
Income before income taxes	5,689,205	352,581	88,932	6,130,718

	Six Months Ended March 31, 2020
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$41,901,325	$—	$321,859	$42,223,184
Depreciation	3,976,721	—	—	3,976,721
Operating income (loss)	12,030,013	(108,117)	159,699	12,081,595
Equity in earnings	—	2,282,679	—	2,282,679
Interest expense	1,380,850	742,628	—	2,123,478
Income before income taxes	11,121,293	1,435,052	159,986	12,716,331

	Six Months Ended March 31, 2019
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$46,095,330	$—	$396,376	$46,491,706
Depreciation	3,810,950	—	—	3,810,950
Operating income (loss)	9,384,877	(73,281)	156,109	9,467,705
Equity in earnings	—	1,261,224	—	1,261,224
Interest expense	1,161,748	547,683	—	1,709,431
Income before income taxes	8,468,126	642,676	156,291	9,267,093

RGC RESOURCES, INC. AND SUBSIDIARIES

	March 31, 2020
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$201,148,338	$52,637,208	$16,802,630	$270,588,176

	September 30, 2019
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$195,969,019	$47,429,368	$14,955,309	$258,353,696

14. Regulatory Assets and Liabilities
The Company’s regulated operations follow the accounting and reporting requirements of FASB ASC No. 980, Regulated Operations. The economic effects of regulation can result in a regulated company deferring costs that have been or are expected to be recovered from customers in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this situation occurs, costs are deferred as assets in the condensed consolidated balance sheet (regulatory assets) and amortized into expense over periods when such amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for current collection in rates of costs that are expected to be incurred in the future (regulatory liabilities). In the event the provisions of FASB ASC No. 980 no longer apply to any or all regulatory assets or liabilities, the Company would write off such amounts and include them in the condensed consolidated statements of income and comprehensive income in the period which FASB ASC No. 980 no longer applied.
Regulatory assets included in the Company’s condensed consolidated balance sheets are as follows:

	March 31, 2020	September 30, 2019
Assets:
Current Assets:
Regulatory assets:
WNA	$2,386,713	$569,558
ESAC assets	180,809	265,392
Accrued pension and postretirement medical	301,336	602,674
Other deferred expenses	84,315	84,315
Total current	2,953,173	1,521,939
Utility Property:
In service:
Other	11,945	11,945
Construction work in progress:
AFUDC	217,147	—
Other Assets:
Regulatory assets:
Premium on early retirement of debt	1,655,714	1,712,808
Accrued pension and postretirement medical	9,414,695	9,414,695
ESAC assets	371,475	756,803
Other deferred expenses	257,085	294,547
Total non-current	11,698,969	12,178,853

Total regulatory assets	$14,881,234	$13,712,737

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory liabilities included in the Company’s condensed consolidated balance sheets are as follows:

	March 31, 2020	September 30, 2019
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Over-recovery of gas costs	$2,217,721	$161,837
Over-recovery of SAVE Plan revenues	397,581	574,181
Rate refund	—	3,827,588
Excess deferred income taxes	205,353	205,353
Other deferred liabilities	166,136	108,644
Total current	2,986,791	4,877,603
Deferred Credits and Other Liabilities:
Asset retirement obligations	6,943,766	6,788,683
Regulatory cost of retirement obligations	12,303,970	11,892,352
Regulatory Liabilities:
Excess deferred income taxes	10,767,006	10,934,434
Total non-current	30,014,742	29,615,469

Total regulatory liabilities	$33,001,533	$34,493,072

As of March 31, 2020 and September 30, 2019, the Company had regulatory assets in the amount of $14,652,142 and $13,700,792, respectively, on which the Company did not earn a return during the recovery period.

15.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. There were no items not otherwise disclosed above which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, Resources may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, operational impacts and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2019 Annual Report on Form 10-K. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.
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
COVID-19
COVID-19 has had and continues to have a significant impact on local, state, national and global economies. The actions taken by governments, as well as businesses and individuals, to limit the spread of the disease has significantly disrupted normal activities throughout the Company's service territory. Numerous businesses have either shut down or are operating on a limited basis, employees have been furloughed or laid off and social distancing has been mandated through stay-in-place orders.
The Company expects these actions to have a significant impact on the Company. Reductions in business operations will result in lower demand for the commercial use of natural gas for the next quarter and likely longer. Historically, during the Company's fiscal third and fourth quarters, more than 75% of total natural gas usage is by industrial and larger commercial customers associated primarily with manufacturing activities. The Company is seeing a decline in natural gas consumption as several businesses have temporarily closed or have significantly cut back operations. Furthermore, the current economic environment will likely result in increased financial hardship for both businesses and individuals. With increased levels of unemployment, or a reduction in hours for those still fortunate to continue working, the ability of these customers to remain current on their financial obligations and expenses will become increasingly difficult. Furthermore, the SCC issued an order in March, which extends through June 14, 2020, that prohibits any utility operating in Virginia from disconnecting utility service to customers for non-payment or apply late payment fees to delinquent accounts. As a result, the Company expects to see an increase in both customer delinquencies and bad debts.
Due to the nature of its operations, Resources has been deemed an essential entity due to the utility services provided through Roanoke Gas. Management has updated and implemented its pandemic plan to ensure the continuation of safe and reliable service to customers and maintain the safety of the Company's employees during COVID-19.
The full extent of the impact to the Company's results of operations and financial position due to the impact of COVID-19 cannot be currently determined. Management has increased its estimate of bad debt expense in anticipation of an increase in delinquencies. Furthermore, management also expects its financial results over the remainder of the fiscal year to be below the same period last year due to the expected decline in natural gas deliveries, higher bad debt expense and other costs incurred to operate the Company in the current environment. The extent to which COVID-19 will impact the Company will depend on future developments, which are highly uncertain and cannot be reasonably predicted, including the duration of the outbreak, the increase or reduction in governmental restrictions to businesses and individuals, the potential for a resurgence of the virus and other factors. The longer COVID-19 continues, the greater the potential negative financial effect on the Company.

RGC RESOURCES, INC. AND SUBSIDIARIES

Overview
Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 62,200 residential, commercial and industrial customers in Roanoke, Virginia and surrounding localities through its Roanoke Gas subsidiary.
In addition, Resources is a more than 1% investor in the MVP through its Midstream subsidiary and provides certain unregulated services through its Roanoke Gas subsidiary. The unregulated operations of Roanoke Gas represent less than 2% of total revenues of Resources on an annual basis.
As a public company, Resources operates under the rules and regulations promulgated by the SEC in regards to financial reporting matters. Under the prior rules of the SEC, Resources was considered a smaller reporting company and an accelerated filer under the definitions of Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. On March 12, 2020, the SEC adopted amendments to the Exchange Act that revised the definition of an accelerated filer to exclude entities that have a public float of less than $700 million and annual revenues under $100 million. Under the revised definitions, Resources now qualifies as a smaller reporting company and non-accelerated filer. Furthermore, the non-accelerated filing status extends the deadlines for SEC filings and removes the requirement of an auditor attestation report on the Company's internal control over financial reporting in the their Form 10-K. The Company is currently assessing these changes to the reporting requirements and their potential application to Resources.
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
On October 10, 2018, Roanoke Gas filed a general rate application requesting an annual increase in customer non-gas base rates. Roanoke Gas implemented the non-gas rates contained in its rate application for natural gas service rendered to customers on or after January 1, 2019. On January 24, 2020, the SCC issued the final order on the general rate application, granting Roanoke Gas an annualized increase in non-gas base rates of $7.25 million. The order also directed the Company to write-down $317,000 of ESAC assets that were not subject to recovery under the final order. In March 2020, the Company refunded to its customers the excess revenues collected plus interest for the difference between the final approved rates and the interim rates billed since January 1, 2019.
In fiscal 2019, the Company completed its transition to the 21% federal statutory income tax rate as a result of the TCJA that was signed into law in December 2017. Between the enactment of the new tax rates and the Company's implementation of new non-gas rates effective January 1, 2019, the Company was recovering revenues based on a 34% federal income tax rate rather than a 21% federal tax rate. As a result, during this period, the Company recorded a provision for refund related to estimated excess revenues collected from customers for the difference in non-gas rates derived under the lower federal tax rate and the 34% rate in effect. Beginning in January 2019, Roanoke Gas incorporated the effect of the 21% federal income tax rate with the implementation of new non-gas base rates, as filed in its general rate application, and began refunding the excess revenues associated with the change in the tax rate. The refund of the excess revenues related to the reduction in the federal income tax rate was completed in December 2019. The Company also recorded a regulatory liability related to the excess deferred income taxes on the regulated operations of Roanoke Gas. These excess deferred income taxes are being refunded to customers over a 28-year period. Additional information regarding the TCJA and non-gas base rate award is provided under the Regulatory and Tax Reform section below.

As the Company’s business is seasonal in nature, volatility in winter weather and the commodity price of natural gas can impact the effectiveness of the Company’s rates in recovering its costs and providing a reasonable return for its shareholders. In order to mitigate the effect of variations in weather and the cost of natural gas, the Company has certain approved rate mechanisms in place that help provide stability in earnings, adjust for volatility in the price of natural gas and provide a return on increased infrastructure investment. These mechanisms include SAVE, WNA, ICC and PGA.
The Company’s non-gas base rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal non-gas rate application with the SCC utilizing

RGC RESOURCES, INC. AND SUBSIDIARIES

historical and proforma information, including investment in natural gas facilities. Generally, investments related to extending service to new customers are recovered through the non-gas base rates currently in place, while the investment in replacing and upgrading existing infrastructure is not recoverable until a formal rate application is filed and approved. The SAVE Plan and Rider provides a mechanism through which the Company recovers on a prospective basis the related depreciation and expenses and provides a return on related qualified capital investments until such time that a formal rate application is filed. As the Company has made significant SAVE qualified expenditures since the last non-gas base rate increase in 2013, SAVE Plan revenues have continued to increase each year. With the filing of the 2018 non-gas rate application, the SAVE Rider reset effective January 2019 as the prior revenues associated with the qualified SAVE Plan infrastructure investments were incorporated into the new non-gas rates. Accordingly, SAVE Plan revenues declined by approximately $760,000 for the six-month period ended March 31, 2020 compared to the same period last year; however, SAVE Plan revenues increased by approximately $267,000 for the corresponding three-month periods.
The WNA model reduces earnings volatility, related to weather variability in the heating season, by providing the Company a level of earnings protection when weather is warmer than normal and providing customers some price protection when the weather is colder than normal. The WNA is based on a weather measurement band around the most recent 30-year temperature average. Under the WNA, the Company recovers from its customers the lost margin (excluding gas costs) from the impact of weather that is warmer than normal or refunds the excess margin earned for weather that is colder than normal. The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day. For the three months and six months ended March 31, 2020, the Company accrued $1,651,000 and $1,817,000 in additional revenues under the WNA model for weather that was approximately 20% and 13% warmer than normal, respectively. For the corresponding periods last year, the Company accrued $46,000 in additional revenues and a $111,000 reduction in revenues for weather that was 1% warmer than normal and 1% colder than normal, respectively. The current WNA year ended on March 31, 2020. The SCC approved the Company's request to delay billing customers for the WNA until later in the year in order to reduce the current financial burdens on its customers as a result of the impact from COVID-19. See Regulatory and Tax Reform section below for more information.
The Company also has an approved rate structure in place that mitigates the impact of financing costs associated with its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs,” of its investment in natural gas inventory. This ICC factor applied to the cost of inventory is based on the Company’s weighted-average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes ICC revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less carrying cost revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighting of the components that are used to determine the weighted-average cost of capital. Total ICC revenues for the three and six month periods ended March 31, 2020 declined by approximately 8% and 12%, respectively, from the same periods last year due to a combination of lower average price of gas in storage balances and a reduction in the ICC factor used in calculating these revenues.
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
Cyber Risk
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

RGC RESOURCES, INC. AND SUBSIDIARIES

Results of Operations
Three Months Ended March 31, 2020:
Net income increased by $1,010,226, or 22%, for the three months ended March 31, 2020, compared to the same period last year. Quarterly performance improved significantly due to the impact of the non-gas rate increase and the earnings on the MVP investment, offsetting increases in non-gas expenses.
The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended March 31,
	2020	2019	Increase / (Decrease)	Percentage
Operating Revenues
Gas Utility	$22,275,719	$25,058,749	$(2,783,030)	(11)%
Non utility	162,012	216,210	(54,198)	(25)%
Total Operating Revenues	$22,437,731	$25,274,959	$(2,837,228)	(11)%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	2,675,117	3,281,556	(606,439)	(18)%
Transportation and Interruptible	917,159	799,875	117,284	15%
Total Delivered Volumes	3,592,276	4,081,431	(489,155)	(12)%
HDD (Unofficial)	1,661	2,045	(384)	(19)%
Total operating revenues for the three months ended March 31, 2020, compared to the same period last year, declined due to a 12% reduction in total delivered volumes and a 25% reduction in the commodity price of natural gas more than offsetting the net non-gas rate increase. The average commodity price of natural gas for the current quarter was $2.30 per decatherm compared to $3.06 per decatherm for the same period last year. Natural gas prices are expected to remain at these lower prices due to abundant supplies and depressed demand as a result of the effects of COVID-19. Furthermore, total residential and commercial volumes declined by 18% due to the current quarter having 19% fewer heating degree days than for the same period last year. Transportation and interruptible volumes increased by 15% primarily related to one multi-fuel use industrial customer, which has significantly increased the use of natural gas during the current fiscal year. The Company placed new non-gas base rates into effect for natural gas service rendered on or after January 1, 2019, subject to refund. The initial rates implemented in the prior year allocated approximately 80% of the rate increase to the customer base charge and approximately 20% to volumetric revenues. Based on subsequent discussions with the SCC, and ultimately included in the final rate order, the approved increase in non-gas rates were allocated approximately 20% to the customer base charge and 80% to volumetric revenues. As a result, the current quarter reflects a much larger volumetric revenue component and margin per decatherm as compared to the prior year, while customer base charge reflects an overall decrease in comparison. SAVE Plan revenues increased by $266,974 as the rates for the SAVE plan reset effective January 1, 2019. Non-utility revenue declined due to lower demand for services during the quarter.

The Company's operations are affected by the cost of natural gas, as reflected in the condensed consolidated income statements under the line item cost of gas - utility. The cost of natural gas is passed through to customers at cost, which includes commodity price, transportation, storage, injection and withdrawal fees with any increase or decrease offset by a correlating change in revenue through the PGA. Accordingly, management believes that gross utility margin, a non-GAAP financial measure defined as utility revenues less cost of gas, is a more useful and relevant measure to analyze financial performance. The term gross utility margin is not intended to represent operating income, the most comparable GAAP financial measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies. Therefore, the following discussion of financial performance will reference gross utility margin as part of the analysis of the results of operations.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended March 31,
	2020	2019	Increase / (Decrease)	Percentage
Gross Utility Margin
Gas Utilities Revenue	$22,275,719	$25,058,749	$(2,783,030)	(11)%
Cost of Gas - Utility	8,672,997	12,771,338	(4,098,341)	(32)%
Gross Utility Margin	$13,602,722	$12,287,411	$1,315,311	11%
Gross utility margins increased from the same period last year primarily as a result of the revised allocation of the non-gas rate increase, an adjustment to the WNA pricing model and increases in SAVE Plan revenues. As discussed above, the rate design in the final order resulted in an even greater level of earnings during the weather sensitive heating season due to the increased allocation to the weather sensitive component of non-gas rates and lower earnings in the non-heating season due to lower fixed rate revenues. The current quarter reflects the revenues and margin as approved in the final rate order; however, the quarter ended March 31, 2019 reflected the higher allocation to customer base charge. Furthermore, the WNA revenue model, which adjusts the Company's natural gas margin for the variance in weather from normal temperatures, was adjusted by approximately $204,000 during the quarter to reflect the higher allocation of the non-gas rates to the volumetric component for the current WNA year resulting in an increase in the corresponding WNA revenues. SAVE Plan margin increased by $266,974 as the level of qualified SAVE infrastructure investment continues to increase since the reset of the SAVE Plan.
COVID-19 had only a minimal impact on the Company's natural gas deliveries during the 2020 second fiscal quarter; however, reductions in sales volumes are expected in future periods.
The components of and the change in gas utility margin are summarized below:

	Three Months Ended March 31,
	2020	2019	Increase / (Decrease)
Customer Base Charge	$3,610,679	$4,331,767	$(721,088)
Carrying Cost	85,134	92,932	(7,798)
SAVE Plan	289,999	23,025	266,974
Volumetric	7,934,022	7,777,889	156,133
WNA	1,650,558	46,412	1,604,146
Other Gas Revenues	32,330	15,386	16,944
Total	$13,602,722	$12,287,411	$1,315,311
Operations and maintenance expenses increased by $396,065, or 11%, from the same period last year due to higher compensation costs, bad debt expense and professional services. Compensation costs increased by $203,000 primarily due to the vesting of officer restricted stock awards during the quarter. As discussed in the Regulatory and Tax Reform section below, the Company increased its provision for bad debt expense by $83,000 over last year even though gross billings for the quarter declined by 33% due to reductions in natural gas deliveries and the completion of the non-gas rate refund during March. Estimated bad debt reserves increased in anticipation of rising delinquencies on current customer balances and ultimately higher bad debt expense due to customers inability to meet their financial obligations as a result of current economic conditions and government restrictions related to COVID-19. Professional services increased by $64,000 due to a variety of factors including additional regulatory support regarding the non-gas rate increase, network systems support, consulting services on benefit plans and support on project evaluations. The remaining $46,000 relates to a variety of other net increases in expense.
General taxes increased by $31,537, or 6%, associated with higher property and payroll taxes. Property taxes continue to increase corresponding to higher utility property balances related to ongoing infrastructure replacement, system reinforcements and customer growth.

Depreciation expense increased by $82,741, or 4%, on an increase in utility plant investment.
Equity in earnings of unconsolidated affiliate increased by $490,418, or 70%, as the investment in MVP continues to increase.
Other income, net increased by $196,183 primarily due to $163,000 in AFUDC related to two natural gas transfer stations that will interconnect with the MVP and a $25,000 increase in the non-service components of net periodic benefit costs. In the final order on the Company's non-gas rate increase, the SCC allowed Roanoke Gas to defer financing costs of these infrastructure

RGC RESOURCES, INC. AND SUBSIDIARIES

projects for potential recovery in future rate proceedings instead of providing a return on the investment under the non-gas rates approved in the final order. The Company recorded the AFUDC based on activity retro-active to January 1, 2019, the effective date of the new non-gas rates.
Interest expense increased by $145,644, or 16%, due to a 34% increase in total average debt outstanding between quarters. The higher borrowing levels derived from the ongoing investment in MVP and financing expenditures in support of Roanoke Gas' capital budget, partially offset by a 12% reduction in the weighted average interest rate and capitalization of the interest component of AFUDC related to the two interconnect stations with the MVP.
Roanoke Gas interest expense increased by $76,487 as total average debt outstanding increased by $8,500,000 associated with the issuance of two separate debt issuances offset by reductions in the line-of-credit balances. The average interest rate increased from 3.78% to 3.86% between periods. In addition, Roanoke Gas reduced interest expense related to the capitalization of $54,000 for the interest portion of AFUDC. The equity component of AFUDC is included in other income, net.
Midstream interest expense increased by $69,157 as total average debt outstanding increased by $14,700,000 associated with cash investments in the MVP. The average interest rate decreased from 3.80% to 3.09% due to the decline in the variable interest rate on Midstream's credit facility and the entry into two separate notes with swap rates at 3.24% and 3.14%.
Income tax expense increased by $326,864 corresponding to an increase in taxable income. The effective tax rate was 23.9% and 23.8% for the three month periods ended March 31, 2020 and 2019, respectively. Both periods included the amortization of excess deferred taxes.
Six Months Ended March 31, 2020:
Net income increased by $2,583,000, or 36%, for the six months ended March 31, 2020, compared to the same period last year due to the impact of the non-gas rate increase and the earnings on the MVP investment, more than offsetting increases in non-gas expenses.
The tables below reflect operating revenues, volume activity and heating degree-days.

	Six Months Ended March 31,
	2020	2019	Increase / (Decrease)	Percentage
Operating Revenues
Gas Utilities	$41,901,325	$46,095,330	$(4,194,005)	(9)%
Other	321,859	396,376	(74,517)	(19)%
Total Operating Revenues	$42,223,184	$46,491,706	$(4,268,522)	(9)%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	4,924,373	5,647,630	(723,257)	(13)%
Transportation and Interruptible	1,786,741	1,549,940	236,801	15%
Total Delivered Volumes	6,711,114	7,197,570	(486,456)	(7)%
HDD (Unofficial)	3,101	3,605	(504)	(14)%
Operating revenues for the six months ended March 31, 2020 declined from the same period last year due to a 7% reduction in total delivered volumes, lower natural gas commodity prices and reduced SAVE Plan revenue more than offsetting the increase in non-gas rates. The weather sensitive residential and commercial natural gas deliveries declined by 13% corresponding to a 14% decline in the number of heating degree days during the period. Transportation and industrial volumes increased 15% primarily related to one multi-fuel use industrial customer significantly increasing the use of natural gas in its production activities during the period. The extent or expected duration of the increased natural gas consumption by this customer is not currently known and could revert to lower usage patterns in the future. The average commodity price of natural gas delivered for the first six months of fiscal 2020 was approximately 30% per decatherm lower than the same period last year due to available supplies and higher storage levels from a mild winter. SAVE Plan revenues declined by $760,000 as the SAVE Rider reset effective January 1, 2019, and all qualifying SAVE Plan investments were included in rate base used to derive the new non-gas base rates. The fiscal 2019 SAVE Plan revenues represented an accumulation of 5 years of SAVE investment for the first three months of the period. As noted above, the Company placed into effect new interim non-gas base rates on January 1, 2019. Revenues for the current fiscal year reflect the non-gas rate increase for the entire period, while the estimated non-gas

RGC RESOURCES, INC. AND SUBSIDIARIES

rate increase was reflected in prior year revenues beginning January 1, 2019. Furthermore, the current year non-gas revenues reflect the findings in the final order specifying that approximately 80% of the non-gas rate increase be reflected in the volumetric portion of rates, while the original rate application reflected non-gas rates that allocated approximately 80% of the non-gas rate increase to customer base charge revenues. Non-utility revenue declined due to lower demand for services during the quarter.

	Six Months Ended March 31,
	2020	2019	Increase / (Decrease)	Percentage
Gross Utility Margin
Gas Utilities Revenue	$41,901,325	$46,095,330	$(4,194,005)	(9)%
Cost of Gas - Utility	16,850,803	24,677,797	(7,826,994)	(32)%
Gross Utility Margin	$25,050,522	$21,417,533	$3,632,989	17%
Gross utility margins increased from the same period last year primarily as a result of the implementation of higher non-gas base rates and an adjustment to the WNA pricing model, partially offset by a reduction in SAVE revenues. Customer base charge revenues declined by $258,334, while volumetric and WNA margin increased by $4,128,715 as a result of the non-gas base rate increase and the re-allocation of the increase from mostly customer base charge to volumetric margin. SAVE Plan revenues declined by $759,925 as all related SAVE investments were incorporated into the new non-gas base rates effective January 1, 2019. WNA margin increased by $1,928,077 as weather moved from colder than normal in the prior year to 13% warmer than normal during the current period In addition, the WNA model was adjusted by $204,000 to reflect the revisions to the non-gas volumetric rates during the WNA year. The prior year included a reserve for excess revenues attributable to the reduction in income tax rates. The current year has no such adjustment as the new non-gas rates incorporate the effect of lower federal income tax rates.
The components of and the change in gas utility margin are summarized below:

	Six Months Ended March 31,
	2020	2019	Increase / (Decrease)
Customer Base Charge	$7,191,428	$7,449,762	$(258,334)
Carrying Cost	241,041	274,567	(33,526)
SAVE Plan	470,612	1,230,537	(759,925)
Volumetric	15,237,865	13,037,227	2,200,638
WNA	1,817,155	(110,922)	1,928,077
Other Gas Revenues	92,421	60,243	32,178
Excess Revenue Refund	—	(523,881)	523,881
Total	$25,050,522	$21,417,533	$3,632,989
Operations and maintenance expenses increased by $791,536, or 11%, from the same period last year related to the write-off of a portion of the ESAC regulatory assets, amortization of the remaining regulatory assets, and increases in compensation costs, cost of professional services, bad debt expense and corporate insurance, partially offset by higher capitalized overheads. Beginning in January 2019, concurrent with the implementation of new non-gas rates, the Company began amortizing certain regulatory assets for which recovery was included in the rate application. Total amortization of regulatory assets increased by $129,000. The final order on the Company's non-gas rate increase directed the Company to write-down $317,000 of ESAC assets that were not subject to recovery. Compensation costs increased by $214,000 primarily related to the vesting of officer restricted stock awards. Professional services increased by $123,000 due to a variety of factors including legal assistance in the non-gas rate application, network systems support, benefit plan consulting and project support activities. Bad debt expense increased by $77,000 related to COVID-19. Corporate insurance expense increased by $78,000 due to higher premiums related to increased liability limits. Capitalized overheads increased by $113,000 primarily due to timing of LNG production related to facility upgrades at the plant during the summer. The remaining difference relates to a variety of small increases and decreases in expenses.
General taxes increased by $66,885, or 6%, primarily associated with higher property taxes on corresponding increases in utility property balances related to ongoing investment in the natural gas distribution facilities.

RGC RESOURCES, INC. AND SUBSIDIARIES

Depreciation expense increased by $165,771, or 4%, on an increase in utility property balances.
Equity in earnings of unconsolidated affiliate increased by $1,021,455, or 81%, as a result of AFUDC related to the increased construction activity in the MVP investment.
Other income, net increased by $227,940, or 92%, primarily due to the $163,000 in AFUDC income related to the two Roanoke Gas transfer stations that will interconnect with the MVP and the non-service components of net periodic benefit costs.
Interest expense increased by $414,047, or 24%, due to a 30% increase in total average debt outstanding for the periods related to the ongoing investment in MVP and Roanoke Gas' infrastructure, partially offset by a reduction in the weighted average interest rate during the period.
Roanoke Gas interest expense increased by $219,101 as total average debt outstanding increased by $9,000,000 associated with two separate debt issuances offset by reductions in the line-of-credit balances. The average interest rate increased from 3.73% to 3.79% between periods.
Midstream interest expense increased by $194,946 as total average debt outstanding increased by $16,600,000 associated with its investment in the MVP. The average interest rate decreased from 3.71% to 3.13% due to the decline in the variable interest rate on Midstream's credit facility and the entry into two separate notes with swap rates at 3.24% and 3.14%.
Income tax expense increased by $866,238, or 40%, on a corresponding increase in taxable income. The effective tax rate was 23.8% and 23.3% for the six month periods ended March 31, 2020 and 2019, respectively.
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
The Company considers an estimate to be critical if it is either quantitatively or qualitatively material to the financial statements and requires assumptions to be made that were uncertain at the time the estimate was derived and changes in the estimate are reasonably likely to occur from period to period. The Company increased it provision for bad debts in anticipation of the economic fallout expected from COVID-19. The anticipated impact on customers from the virus and governmental restrictions combined with the SCC orders prohibiting customer disconnection of utility service will likely result in rising customer delinquencies and higher bad debt expense in the future. The Company's estimated reserve for bad debts is based on historical activity as well as evaluating the limited information currently available. Management will continue to evaluate collectability of its receivables and revise its estimate of bad debts as more information becomes available.
The Company adopted 2016-02, Leases, and subsequent guidance and amendments effective October 1, 2019. The adoption of the ASU did not have a significant effect on the Company's results of operations, financial position or cash flows as the Company has only one lease, and management determined that the value of the lease obligation was de minimis. The Company does have easements for rights-of-way for its distribution system; however, all related costs associated with these have been paid in advance with no remaining obligation.
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

RGC RESOURCES, INC. AND SUBSIDIARIES

On November 19, 2019, the Company's Board of Directors approved a pro-rata increase in its participation in MVP, which will result in an estimated additional cash investment of $1.8 million above the current $53 to $55 million estimate. As a result of this increased participation, Midstream's equity interest will increase to approximately 1.03% by the time the pipeline is placed in service.

Management believes the investment in the LLC will be beneficial for the Company, its shareholders and southwest Virginia. In addition to Midstream's potential returns from its investment in the LLC, Roanoke Gas will benefit from this additional delivery source. Currently, Roanoke Gas is served by two pipelines and an LNG peak-shaving facility. Damage to or interruption in supply from any of these sources, especially during the winter heating season, could have a significant impact on the Company's ability to serve its customers. This additional capacity would reduce the impact from such an event as well as allow the Company to better meet both current and future demands for natural gas. In addition, the proposed pipeline path would provide the Company with a more economically feasible opportunity to provide natural gas service to currently unserved areas within its certificated service territory.

The MVP project is currently 90% complete. Activity on the MVP has been limited this year to maintaining the infrastructure currently in place and restoration activities. The LLC is actively working with the respective regulatory bodies on the reissuance of water crossing permits that were rescinded by the Fourth Circuit as well as the permit to cross a section of the Jefferson National Forest. Until such time as approval is granted, activity on the pipeline will be limited as most of the pipeline work not encompassed in the revoked permits has been completed.

Assuming timely resolution of the permit issues above and no extended restrictions on construction activities due to COVID-19, the LLC projects an in-service date for the MVP in late calendar year 2020. The delays in completing the project combined with the increased costs will reduce the corresponding return on investment, absent a regulatory action that could provide for the recovery of these higher costs by MVP.

Midstream entered into the Third Amendment to Credit Agreement and amended the corresponding associated notes to increase the borrowing capacity under the credit facility from $26 million to $41 million and extend the maturity date to December 29, 2022. Under the amended agreement and notes, Midstream should have the needed financing to meet its funding requirements in the MVP. If the rescinded permits are not re-issued and approved in a reasonable time period and/or restrictions imposed by the government related to COVID-19 continue for an extended period, both the cost of the MVP and Midstream's capital contributions will increase above current estimates and the in-service date will likely be extended beyond 2020.

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

In 2018, Midstream became a participant in Southgate, a project to construct a 74-mile pipeline extending from the MVP mainline at the Transco interconnect in Virginia to delivery points in North Carolina. Midstream is a less than 1% investor in the Southgate project and, based on current estimates, will invest approximately $2.5 million in Southgate. Midstream's participation in the Southgate project is for investment purposes only. The Southgate in-service date is currently targeted for 2021.

Regulatory and Tax Reform

On October 10, 2018, Roanoke Gas filed a general rate case application requesting an annual increase in customer non-gas base rates. This application incorporated into the non-gas base rates the impact of tax reform, non-SAVE utility plant investment, increased operating costs, recovery of regulatory assets, including all deferred ESAC related costs, and SAVE Plan investments and related costs previously recovered through the SAVE Rider. Approximately $4.7 million of the rate increase was attributable to moving the SAVE Plan related revenues into non-gas base rates. The new non-gas base rates were placed into effect for gas service rendered on or after January 1, 2019, subject to refund, pending audit by SCC staff, hearing and final order by the SCC.

Following the completion of the SCC staff audit and the issuance of the hearing examiner's report, the SCC issued their final order. The SCC order awarded Roanoke Gas an annualized non-gas rate increase of $7.25 million with approximately 80% of

RGC RESOURCES, INC. AND SUBSIDIARIES

the increase allocated to the volumetric component of rates. The non-gas rate award provided for a 9.44% return on equity but excluded from recovery, at the current time, a return on the investment of two interconnect stations with the MVP. In addition, the final order directed the Company to write-off a portion of ESAC assets that were excluded from recovery under the rate award. As a result, the Company expensed an additional $317,000 of ESAC assets above the normal amortization amount. Management submitted its rate design to reflect the increase of $7.25 million in non-gas rates, which was approved by the SCC at the end of January 2020. The Company completed the rate refund during March 2020 by applying a total of $3.8 million in refunds plus interest to the accounts of active customers and mailing checks to former customers.

As noted above, the SCC order excluded a return on investment of the two interconnect stations currently under construction that will link the MVP pipeline with the Company's distribution system. However, the order did provide for the ability to defer financing costs of these investments for future recovery, which was done through the application of an AFUDC calculation to capitalize both the equity and debt financing costs during the construction phases. Prior to recording the adjustment, the Company conferred with the SCC regarding the proposed treatment and the calculation of the AFUDC. The specific time period allowed for the recovery of these costs has yet to be determined; therefore, the Company has taken a conservative position and has reflected only the amount of AFUDC since January 1, 2019, the date in which the rate award was effective. If the SCC concludes that the AFUDC applies to an earlier period, the Company will reflect any additional AFUDC at that time. The condensed consolidated financial statements for the current quarter include $217,000 in AFUDC income with $163,000 reflected in other income and $54,000 as an offset to interest expense.

On March 16, 2020, in response to COVID-19, the SCC issued an order applicable to all utilities operating in Virginia to suspend disconnection of service to all customers until May 15, 2020, which was subsequently extended to June 14, 2020. This order was effective on issuance and also directed utilities to not assess late payment fees due to the coronavirus public health emergency. Under this order, the Company is unable to disconnect any customer for non-payment of their natural gas service. As a result of COVID-19, management expects to experience an increase in bad debts due to business closings and higher unemployment; however, the prohibition to disconnect service to any customer for a period of 90 days will allow the level of bad debts to increase above the previously expected higher levels. Customers that were not able to pay their bills will now have the potential to owe the Company for an additional three months of service. The Company has increased its provision for bad debts as of March 31, 2020; however, the potential magnitude of the combined impact from the economy and this order on bad debts is unknown at this time. The Company supports the decision to suspend service disconnections in light of the current economic situation and will work with its customers in making arrangements to keep or bring their accounts current. On April 29, 2020, the SCC issued an order permitting regulated utilities in Virginia to defer certain incremental prudently incurred costs associated with the COVID-19 pandemic. Management is currently evaluating this order and the potential application to the Company.

For the WNA year ended March 31, 2020, the Company accrued at total of $2,387,000 of which $1,817,000 was attributable to the current fiscal year. According to the provisions of the Company's WNA rate schedule, the Company submits its annual filing to the SCC for approval of rates to collect any revenue shortfall or refund any excess revenues, which must then be reflected in customers bills between the months of May and August. However, due to the current issues related to COVID-19, management submitted a request to the SCC to delay the customer billing related to the WNA revenues. The Company believes that it is in the best interest of its customers to delay billing at this time for the additional revenues attributable to the warmer weather. On April 14, 2020, the SCC issued an order granting the Company a waiver of the terms under the WNA rate schedule. The order did not specify when such customer billings will begin; however, the manner and timing of such billings will be determined in consultation with the SCC staff.

The general rate case application incorporated the effects of tax reform, which reduced the federal tax rate for the Company from 34% to 21%. Roanoke Gas recorded two regulatory liabilities to account for this change in the federal tax rate. The first regulatory liability related to the excess deferred taxes associated with the regulated operations of Roanoke Gas. As Roanoke Gas had a net deferred tax liability, the reduction in the federal tax rate required the revaluation of these excess deferred income taxes to the 21% rate at which the deferred taxes are expected to reverse. The excess net deferred tax liability for Roanoke Gas' regulated operations was transferred to a regulatory liability, while the revaluation of excess deferred taxes on the unregulated operations of the Company were flowed into income tax expense in the first quarter of fiscal 2018. A majority of the regulatory liability for excess deferred taxes was attributable to accelerated tax depreciation related to utility property. In order to comply with the IRS normalization rules, these excess deferred income taxes must be flowed back to customers and through tax expense based on the average remaining life of the corresponding assets, which approximates 28 years. The corresponding balances related to the excess deferred taxes are included in the regulatory liability schedule in Note 14 of the condensed consolidated financial statements.

The second regulatory liability relates to the excess revenues collected from customers. The non-gas base rates used since the passage of the TCJA in December 2017 through December 2018 were derived from a 34% federal tax rate. As a result, the

RGC RESOURCES, INC. AND SUBSIDIARIES

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

The Company continues to recover the costs of its infrastructure replacement program through its SAVE Plan. The original SAVE Plan was designed to facilitate the accelerated replacement of aging natural gas pipe by providing a mechanism for the Company to recover the related depreciation and expenses including a return on qualifying capital investment without the filing of a non-gas base rate application. Since the implementation and approval of the original SAVE Plan in 2012, the Company has modified, amended or updated it each year to incorporate various qualifying projects. In May 2019, the Company filed its most recent SAVE Plan and Rider, which continues the focus on the ongoing replacement of pre-1973 plastic pipe and the replacement of a natural gas transfer station. In September 2019, the SCC approved the updated SAVE Plan and Rider effective with the October 2019 billing cycle. The new SAVE Rider is designed to collect approximately $1.1 million in annual revenues, an increase from the approximate $500,000 in annual revenues under the prior SAVE rates. With the inclusion of all previous SAVE investment through December 31, 2018 into the rate application, the current SAVE Plan Rider reflects only the recovery of qualifying SAVE Plan investments made since the beginning of January 2019. In addition, the SAVE application includes a refund factor to return approximately $543,000 in SAVE revenue over-collections from 2018, primarily resulting from the effect of the reduction in the federal income tax rate.
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
Cash and cash equivalents increased by $2,172,880 and $1,720,152 for the six-month periods ended March 31, 2020 and 2019, respectively. The following table summarizes the sources and uses of cash:

	Six Months Ended March 31,
	2020	2019
Cash Flow Summary
Net cash provided by operating activities	$11,168,131	$10,933,123
Net cash used in investing activities	(16,353,341)	(24,279,040)
Net cash provided by financing activities	7,358,090	15,066,069
Increase in cash and cash equivalents	$2,172,880	$1,720,152
The seasonal nature of the natural gas business causes operating cash flows to fluctuate significantly during the year as well as from year to year. Factors, including weather, energy prices, natural gas storage levels and customer collections, contribute to working capital levels and related cash flows. Generally, operating cash flows are positive during the second and third quarters as a combination of earnings, declining storage gas levels and collections on customer accounts all contribute to higher cash levels. During the first and fourth quarters, operating cash flows generally decrease due to increases in natural gas storage levels, rising customer receivable balances and construction activity.
Cash flow from operating activities for the six months ended March 31, 2020 increased by $235,008 over the same period in the prior year. The increase in cash flow provided by operations was primarily driven by higher net income, depreciation, reductions in natural gas storage inventory, and increases in accounts receivable, net changes in regulatory assets and liabilities.
Net income and accounts receivable primarily contributed to the increase in cash flows provided by operating activities. Net income, net of equity in earnings and AFUDC, and depreciation contributed more than $1.3 million in cash as compared to the same period last year. This increase was primarily driven by the January 2019 implementation of the increase in non-gas base rates, as adjusted in January 2020 per the SCC's final order. Due to a much warmer heating season, delivered volumes for the six-month period ending March 31, 2020 were 7% lower than the same period last year. Low commodity prices, combined with lower delivered volumes, resulted in a much smaller increase in accounts receivable balances in the first half of fiscal 2020 compared to the same six month period of fiscal 2019, thereby improving cash flows by $6.3 million.

RGC RESOURCES, INC. AND SUBSIDIARIES

The aforementioned contributions to cash flows provided by operating activities were offset by cash used primarily by Roanoke Gas' rate refund, and WNA and PGA mechanisms. Though the SCC issued its final order in January 2020, Roanoke Gas implemented interim billing rates in January 2019; therefore, the Company began accruing an estimated rate refund representing the amount due customers for the difference between total customer billings at interim rates versus total customer billings at final rates. Upon SCC approval of final rates, Roanoke Gas issued refunds in March 2020 to all customers that were billed at interim rates since January 2019. When compared to the six-month period ending March 31, 2019, the distribution of the rate refund to customers reduced cash available for operations by $4.9 million, which also resulted in a corresponding reduction in accounts receivable. The WNA mechanism contributed to a decrease in cash of approximately $1.7 million when compared to the same six-month period in the prior year. The related receivable increased significantly as the WNA year ended March 31, 2020 was 17% warmer than normal, compared to the 1% warmer weather experienced during the WNA year ended March 31, 2019. Continued lower commodity prices combined with a decrease in delivered volumes, attributable to warmer weather, resulted in Roanoke Gas' PGA being in an over-collected position at both March 31, 2020 and 2019. The cash provided by the over-collection for the six-months ended March 31, 2020 lagged the cash provided over the same period in the prior year, thereby reducing operating cash by approximately $1.5 million.
A summary of the cash provided by operations is provided below:

	Six Months Ended March 31,
Cash Flow From Operating Activities:	2020	2019	Increase (Decrease)
Net income	$9,687,252	$7,104,252	$2,583,000
Depreciation	4,095,390	3,880,945	214,445
Equity in earnings	(2,282,679)	(1,261,224)	(1,021,455)
AFUDC	(217,147)	—	(217,147)
Increase in accounts receivable	(1,968,073)	(8,232,925)	6,264,852
Decrease in gas in storage	4,638,418	5,722,919	(1,084,501)
Decrease in WNA - regulatory assets	(1,817,155)	(110,992)	(1,706,163)
Increase (decrease) in customer credit balances	481,425	(543,782)	1,025,207
Increase in over-collections of gas cost - regulatory liabilities	2,055,884	3,597,239	(1,541,355)
Increase (decrease) in rate refund - regulatory liabilities	(3,826,695)	1,043,889	(4,870,584)
Deferred taxes	330,548	(587,426)	917,974
Other	(9,037)	320,228	(329,265)
Net Cash Provided by Operations	$11,168,131	$10,933,123	$235,008
Investing activities are generally composed of expenditures related to investment in the Company's utility plant projects, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG peak shaving plant and distribution system facilities, expanding the natural gas system to meet the demands of customer growth, as well as the continued investment in the MVP. The Company is continuing its focus on SAVE infrastructure replacement projects including the replacement of pre-1973 first generation plastic pipe and extending the natural gas distribution system to unserved developments within the existing service territory. In addition, the Company is constructing two interconnect stations to access the MVP, which will provide additional gas supply to the Company's distribution system as well as provide access to currently unserved areas in Franklin County. Total capital expenditures for the first six months were $10.4 million, compared to $11.0 million during same period last year. Capital expenditures for fiscal 2020 are expected to be near last year's level of approximately $22 million.
Investing cash flows also include the Company's continued funding of its participation in the MVP, with a total cash investment of $5.9 million for the six months ended March 31, 2020, or $7.4 million less than the corresponding period last year. Total cash investment is expected to be in excess of $55 million for both the MVP and Southgate projects by the time they are placed into service.
Financing activities generally consist of long-term notes payable and line-of-credit borrowings and repayments, issuance of stock and the payment of dividends. Net cash flows provided by financing activities were $7.4 million for the current period compared to $15.1 million for the same period last year. The decrease in financing cash flows is primarily attributable to a reduced level of capital contributions by Midstream for the MVP investment and reduced working capital needs associated with the decline in natural gas commodity prices. Midstream borrowed $7.1 million during the six month period ended March 31, 2020 to finance its investment in MVP compared to $14.0 million for the same period last year. Roanoke Gas also issued $10

RGC RESOURCES, INC. AND SUBSIDIARIES

million in fixed rate notes in the first half of both fiscal 2020 and 2019, which served to provide longer-term funding for its capital expenditures. On March 26, 2020, Roanoke Gas renewed its unsecured line-of-credit agreement, which was scheduled to expire March 31, 2021. The new agreement is for a two-year term expiring March 31, 2022 with a maximum borrowing limit of $28,000,000. Amounts drawn against the agreement are considered to be non-current as the balance under the line-of-credit is not subject to repayment within the next 12-month period. The agreement has a variable-interest rate based on 30-day LIBOR plus 100 basis points and an availability fee of 15 basis points and provides multi-tiered borrowing limits associated with the seasonal borrowing demands of the Company. The Company's total available borrowing limits during the term of the agreement range from $3,000,000 to $28,000,000.

At its annual meeting, held on February 3, 2020, Resources shareholders approved an amendment to the Articles of Incorporation that increased the total number of authorized common shares from 10 million to 20 million. The amendment became effective on February 4, 2020.

On February 14, 2020, Resources filed a prospectus with the SEC utilizing a shelf registration process where the Company may sell shares of common stock in one or more offerings of an aggregate amount up to $40,000,000; furthermore, the prospectus was filed with a prospectus supplement that allows the Company to offer up to an aggregate of $15,000,000 in shares utilizing the at the market ("ATM") approach as defined in Rule 415 under the Securities Act. The $15,000,000 is included in, rather than in addition to, the $40,000,000 authorized level outlined in the prospectus. The ATM approach allows Resources flexibility in the frequency, timing and amount of share offerings in supplementing its capital funding needs. As of March 31, 2020, no shares had been issued through the ATM.

On December 23, 2019, Midstream amended the credit agreement and corresponding notes that finance its MVP investment. The amended agreement increased the total borrowing capacity under the credit facility to $41,000,000 from its previous limit of $26,000,000 and extended the maturity date to December 29, 2022. The increased limits will allow Midstream to continue funding its investment in MVP as a result of the higher projected cost and continues current financing of the project until the pipeline is placed in service. The amendment retained all of the other provisions contained in the previous credit agreements and amendments including the interest rate on the Notes based on 30-day LIBOR plus 1.35%.

On December 6, 2019, Roanoke Gas entered into unsecured notes in the aggregate principal amount of $10,000,000. These notes have a 10-year term with a fixed interest rate of 3.60%. Proceeds from these notes will be used to provide longer-term financing of Roanoke Gas' capital budget.

Management regularly evaluates the Company’s liquidity through a review of its available financing resources. This evaluation has become even more critical due to the COVID-19 pandemic. As discussed in more detail above, management expects to see reductions in its operating cash flows due to expected declines in natural gas consumption and a rise in customer delinquencies and bad debts. The magnitude and duration of these issues, and other items that may occur as a result of the current environment, is unknown at this time; however, management has positioned the Company with the financing resources to meet its cash requirements over the next year. The new line-of-credit agreement will continue to provide the needed working capital and the ATM program will allow for supplemental equity funding as market conditions allow. Furthermore, the Company can adjust Roanoke Gas’ capital spending to reduce funding requirements if necessary. In combination, all of these factors should allow the Company to continue to operate effectively and meet its obligations as they occur.

As of March 31, 2020, Resources' long-term capitalization ratio was 45% equity and 55% debt.

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
Interest Rate Risk
The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At March 31, 2020, the Company had no outstanding balance under its variable rate line-of-credit with an average balance outstanding during the six-month period of $4,059,321. The Company also had $23,075,200 outstanding under Midstream's variable-rate term credit facility. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable-rate debt outstanding during the six months ended March 31, 2020 would have resulted in an increase of approximately $127,000 in interest expense for the period. The Company's other long-term debt is at fixed rates or is hedged with interest rate swaps.
Commodity Price Risk
The Company manages the price risk associated with purchases of natural gas by using a combination of LNG storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.
At March 31, 2020, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company has commitments to purchase 2.8 million decatherms of natural gas over the next 12 months at fixed prices ranging from $1.77 to $2.62 per decatherm. The Company had 589,719 decatherms of gas in storage, including LNG, at an average price of $3.07 per decatherm, compared to 535,293 decatherms at an average price of $3.56 per decatherm last year. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, as any additional costs or benefits associated with the settlement of derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

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
As of March 31, 2020, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.
Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls over financial reporting. There were no changes in the internal controls over financial reporting during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information
ITEM 1 – LEGAL PROCEEDINGS
No material proceedings.
ITEM 1A – RISK FACTORS
The Company has added the following risk factor to those previously disclosed in Resources' Annual Report on Form 10-K for the year ended September 30, 2019.
Pandemic Outbreak
A pandemic event such as COVID-19 or other similar diseases could cause a significant economic restriction or recession negatively impacting the Company’s financial position, results of operations and cash flows. Depending on the duration of these impacts, the liquidity of the Company could be strained reducing the Company’s ability to complete infrastructure investments and its ability to safely and reliably serve its customers.
Impact from commercial customers: In an effort to reduce the spread of disease, businesses, either on their own or by government mandates, may close or reduce operations to limit contact with the contagion.  A reduction in business activity could result in lower natural gas consumption for both production activities as well as space heating therefore reducing our revenues and gross profit.  The closing of businesses may only be temporary; however, a prolonged shut down could result in a permanent loss of some commercial customers.

Impact from residential customers: The closing of businesses may result in job layoffs or other reductions in employee numbers reducing or eliminating customers’ ability to pay their utility bills resulting in increased bad debt expenses.

Impact on suppliers: A pandemic event could reduce the ability of the Company’s suppliers to supply a sufficient level of natural gas limiting our ability to meet customer demands.

Impact to our employees: Orders by government bodies could result in employees of the Company being required to limit contact with our customers or work remotely whereby not allowing them to complete tasks normally requiring a physical presence.  Also, if a significant number of employees were to contract the virus, the Company may not be able to complete key or critical tasks, not limited to, but including key financial, reporting, and operational controls.

Impact from SCC actions: The SCC could issue orders in response to a pandemic event that result in increased regulatory oversight, operational mandates or restrictions on normal business activities. Any such action could result in increased operating costs or other financial or operational burdens that may negatively impact the Company's results of operation or financial position.

Impact on financing capabilities: A prolonged economic shutdown due to a pandemic could stress the banking system, thereby, limiting the Company’s ability to obtain financing at commercially reasonable terms, which could lead to higher interest rates resulting in increased interest expense on the Company’s variable rate debt. Furthermore, a distressed equity market could limit the availability of equity capital through the issuance of Resources stock due to depressed prices and low trading volumes.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
None.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 6 – EXHIBITS

Number	Description
1.1
At Market Issuance Sales Agreement, dated March 5, 2020, between RGC Resources, Inc. and Janney Montgomery Scott, LLC, as agent (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed on March 5, 2020)

3.1	Articles of Incorporation as amended.
10.1
Revolving Line of Credit Note in the original principal amount of $28,000,000 by Roanoke Gas Company in favor of Wells Fargo Bank, N.A. dated as of March 26, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 30, 2020)

10.2
Fourth Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated as of March 26, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 30, 2020)

31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer.
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2020 and September 30, 2019, (ii) Condensed Consolidated Statements of Income for the three months and six months ended March 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended March 31, 2020 and 2019; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months and six months ended March 31, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2020 and 2019, and (vi) Condensed Notes to Condensed Consolidated Financial Statements.

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

RGC Resources, Inc.

Date: May 7, 2020	By:	/s/ Randall P. Burton, II
Randall P. Burton, II
Vice President, Secretary, Treasurer and CFO