Form 10-Q
period 2020-06-30
RGC RESOURCES INC
filed 2020-08-05
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2020

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition Period From	to
Commission File Number 000-26591

RGC Resources, Inc.
(Exact name of Registrant as Specified in its Charter)

Virginia			54-1909697
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

519 Kimball Ave., N.E.,	Roanoke,	VA	24016
(Address of Principal Executive Offices)			(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common Stock, $5 Par Value	8,149,985

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

ARP	Alternative Revenue Program, regulatory or rate recovery mechanisms approved by the SCC that allow for the adjustment of revenues for certain broad, external factors, or for additional billings if the entity achieves certain performance targets

ASC	Accounting Standards Codification

ASU	Accounting Standards Update as issued by the FASB

Company	RGC Resources, Inc. or Roanoke Gas Company

COVID-19 or Coronavirus	A pandemic disease that causes respiratory illness similar to the flu with symptoms such as coughing, fever, and in more severe cases, difficulty in breathing

CPCN	Certificate of Public Convenience and Necessity

Diversified Energy	Diversified Energy Company, a wholly-owned subsidiary of Resources

DRIP	Dividend Reinvestment and Stock Purchase Plan of RGC Resources, Inc.

DTH	Decatherm (a measure of energy used primarily to measure natural gas)

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act of 1974

ESAC	Eligible Safety Activity Costs, a Virginia natural gas utility’s operation and maintenance expenditures that are related to the development, implementation, or execution of the utility’s integrity management plan or programs and measures implemented to comply with regulations issued by the SCC or a federal regulatory body with jurisdiction over pipeline safety

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FERC	Federal Energy Regulatory Commission

Fourth Circuit	U.S. Fourth Circuit Court of Appeals

GAAP	U.S. Generally Accepted Accounting Principles

HDD	Heating degree day, a measurement designed to quantify the demand for energy. It is the number of degrees that a day’s average temperature falls below 65 degrees Fahrenheit

ICC	Inventory carrying cost revenue, an SCC approved rate structure that mitigates the impact of financing costs on natural gas inventory

IRS	Internal Revenue Service

KEYSOP	RGC Resources, Inc. Key Employee Stock Option Plan

LDI	Liability Driven Investment approach, a strategy which reduces the volatility in the pension and postretirement plans’ funded status and expense by matching the duration of the fixed income investments with the duration of the corresponding pension liabilities

LIBOR	London Inter-Bank Offered Rate

LLC	Mountain Valley Pipeline, L.L.C., a joint venture established to design, construct and operate the Mountain Valley Pipeline and MVP Southgate

LNG	Liquefied natural gas, the cryogenic liquid form of natural gas. Roanoke Gas operates and maintains a plant capable of producing and storing up to 200,000 dth of liquefied natural gas

MGP	Manufactured gas plant

Midstream	RGC Midstream, L.L.C., a wholly-owned subsidiary of Resources created to invest in pipeline projects including MVP and Southgate

MVP	Mountain Valley Pipeline, a FERC-regulated natural gas pipeline project intended to connect the Equitran's gathering and transmission system in northern West Virginia to the Transco interstate pipeline in south central Virginia with a planned interconnect to Roanoke Gas’ natural gas distribution system

Normal Weather	The average number of heating degree days over the most recent 30-year period

PBGC	Pension Benefit Guaranty Corporation

Pension Plan	Defined benefit plan that provides pension benefits to employees hired prior to January 1, 2017 who meet certain years of service criteria

PGA	Purchased Gas Adjustment, a regulatory mechanism, which adjusts natural gas customer rates to reflect changes in the forecasted cost of gas and actual gas costs

Postretirement Plan	Defined benefit plan that provides postretirement medical and life insurance benefits to eligible employees hired prior to January 1, 2000 who meet years of service and other criteria

Resources	RGC Resources, Inc., parent company of Roanoke Gas, Midstream and Diversified Energy

RGCO	Trading symbol for RGC Resources, Inc. on the NASDAQ Global Stock Market

Roanoke Gas	Roanoke Gas Company, a wholly-owned subsidiary of Resources

RSPD	RGC Resources, Inc. Restricted Stock Plan for Outside Directors

RSPO	RGC Resources, Inc. Restricted Stock Plan

SAVE	Steps to Advance Virginia's Energy, a regulatory mechanism per Chapter 26 of Title 56 of the Code of Virginia that allows natural gas utilities to recover the investment in eligible infrastructure replacement projects without the filing of a formal base rate application

SAVE Plan	Steps to Advance Virginia's Energy Plan, a regulatory mechanism to recover the related depreciation and expenses and provide return on rate base of eligible infrastructure replacement projects on a prospective basis without the filing of a formal application

SAVE Rider	Steps to Advance Virginia's Energy Plan Rider, the rate component of the SAVE Plan as approved by the SCC that is billed monthly to the Company’s customers to recover the costs associated with eligible infrastructure projects including the related depreciation and expenses and return on rate base of the investment

SCC	Virginia State Corporation Commission, the regulatory body with oversight responsibilities of the utility operations of Roanoke Gas

SEC	U.S. Securities and Exchange Commission

Southgate	Mountain Valley Pipeline, LLC’s Southgate project, which extends from the MVP in south central Virginia to central North Carolina, of which Midstream holds less than a 1% investment

S&P 500 Index	Standard & Poor’s 500 Stock Index

TCJA	Tax Cuts and Jobs Act of 2017

WNA	Weather Normalization Adjustment, an ARP mechanism which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average

Some of the terms above may not be included in this filing

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2020	September 30, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,201,205	$1,631,348
Accounts receivable (less allowance for uncollectibles of $562,698 and $110,743, respectively)	3,296,251	3,870,211
Materials and supplies	1,001,929	1,021,882
Gas in storage	3,451,588	6,448,307
Prepaid income taxes	—	1,157,980
Regulatory assets	2,298,890	1,521,939
Other	1,295,649	733,525
Total current assets	12,545,512	16,385,192
UTILITY PROPERTY:
In service	247,110,539	237,786,964
Accumulated depreciation and amortization	(70,898,572)	(67,207,334)
In service, net	176,211,967	170,579,630
Construction work in progress	17,837,998	11,423,326
Utility plant, net	194,049,965	182,002,956
OTHER ASSETS:
Regulatory assets	11,604,142	12,178,853
Investment in unconsolidated affiliates	54,856,710	47,375,459
Other	284,429	411,236
Total other assets	66,745,281	59,965,548
TOTAL ASSETS	$273,340,758	$258,353,696

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2020	September 30, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Dividends payable	$1,426,247	$1,339,522
Accounts payable	4,150,305	4,483,233
Capital contributions payable	2,427,398	5,024,824
Customer credit balances	1,133,566	880,295
Income taxes payable	352,325	—
Customer deposits	1,652,387	1,432,031
Accrued expenses	2,578,809	3,448,000
Interest rate swaps	531,698	147,556
Regulatory liabilities	817,437	4,877,603
Total current liabilities	15,070,172	21,633,064
LONG-TERM DEBT:
Notes payable	113,810,200	95,512,200
Line-of-credit	2,858,130	8,172,473
Less unamortized debt issuance costs	(321,363)	(313,315)
Long-term debt, net	116,346,967	103,371,358
DEFERRED CREDITS AND OTHER LIABILITIES:
Interest rate swaps	1,817,424	746,785
Asset retirement obligations	7,038,745	6,788,683
Regulatory cost of retirement obligations	12,563,824	11,892,352
Benefit plan liabilities	5,761,734	6,912,105
Deferred income taxes	13,742,696	12,978,523
Regulatory liabilities	10,748,044	10,934,434
Total deferred credits and other liabilities	51,672,467	50,252,882
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 20,000,000 and 10,000,000 shares; issued and outstanding 8,147,437 and 8,073,264 shares, respectively	40,737,185	40,366,320
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	15,586,761	14,397,072
Retained earnings	37,446,071	30,821,917
Accumulated other comprehensive loss	(3,518,865)	(2,488,917)
Total stockholders’ equity	90,251,152	83,096,392
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$273,340,758	$258,353,696
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE-MONTH PERIODS ENDED JUNE 30, 2020 AND 2019
UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
OPERATING REVENUES:
Gas utility	$10,856,453	$11,534,948	$52,757,778	$57,630,278
Non utility	215,465	148,002	537,324	544,378
Total operating revenues	11,071,918	11,682,950	53,295,102	58,174,656
OPERATING EXPENSES:
Cost of gas - utility	3,680,408	4,132,871	20,531,211	28,810,668
Cost of sales - non utility	113,693	85,872	269,029	320,818
Operations and maintenance	3,426,231	3,426,717	11,453,850	10,662,800
General taxes	527,418	494,958	1,658,528	1,559,183
Depreciation and amortization	1,988,505	1,905,475	5,965,226	5,716,425
Total operating expenses	9,736,255	10,045,893	39,877,844	47,069,894
OPERATING INCOME	1,335,663	1,637,057	13,417,258	11,104,762
Equity in earnings of unconsolidated affiliate	1,205,574	777,193	3,488,253	2,038,417
Other income (expense), net	52,556	(5,967)	528,091	241,628
Interest expense	986,203	925,698	3,109,681	2,635,129
INCOME BEFORE INCOME TAXES	1,607,590	1,482,585	14,323,921	10,749,678
INCOME TAX EXPENSE	401,012	344,030	3,430,091	2,506,871
NET INCOME	$1,206,578	$1,138,555	$10,893,830	$8,242,807
BASIC EARNINGS PER COMMON SHARE	$0.15	$0.14	$1.34	$1.03
DILUTED EARNINGS PER COMMON SHARE	$0.15	$0.14	$1.34	$1.02
DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.165	$0.525	$0.495
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE AND NINE-MONTH PERIODS ENDED JUNE 30, 2020 AND 2019
UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
NET INCOME	$1,206,578	$1,138,555	$10,893,830	$8,242,807
Other comprehensive income (loss), net of tax:
Interest rate swaps	(126,800)	(457,899)	(1,080,321)	(583,423)
Defined benefit plans	16,791	(1,913)	50,373	(5,739)
OTHER COMPREHENSIVE LOSS, NET OF TAX	(110,009)	(459,812)	(1,029,948)	(589,162)
COMPREHENSIVE INCOME	$1,096,569	$678,743	$9,863,882	$7,653,645
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE-MONTH PERIODS ENDED JUNE 30, 2020 AND 2019
UNAUDITED

	Nine Months Ended June 30, 2020
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2019	$40,366,320	$14,397,072	$30,821,917	$(2,488,917)	$83,096,392
Net Income	—	—	4,006,936	—	4,006,936
Other comprehensive income	—	—	—	279,844	279,844
Cash dividends declared ($0.175 per share)	—	—	(1,419,236)	—	(1,419,236)
Issuance of common stock (18,053 shares)	90,265	304,934	—	—	395,199
Balance - December 31, 2019	$40,456,585	$14,702,006	$33,409,617	$(2,209,073)	$86,359,135
Net Income	—	—	5,680,316	—	5,680,316
Other comprehensive loss	—	—	—	(1,199,783)	(1,199,783)
Cash dividends declared ($0.175 per share)	—	—	(1,424,192)	—	(1,424,192)
Issuance of common stock (45,628 shares)	228,140	673,731	—	—	901,871
Balance - March 31, 2020	$40,684,725	$15,375,737	$37,665,741	$(3,408,856)	$90,317,347
Net Income	—	—	1,206,578	—	1,206,578
Other comprehensive loss	—	—	—	(110,009)	(110,009)
Stock option grants	—	40,692	—	—	40,692
Cash dividends declared ($0.175 per share)	—	—	(1,426,248)	—	(1,426,248)
Issuance of common stock (10,492 shares)	52,460	170,332	—	—	222,792
Balance - June 30, 2020	$40,737,185	$15,586,761	$37,446,071	$(3,518,865)	$90,251,152

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE-MONTH PERIODS ENDED JUNE 30, 2020 AND 2019
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

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED JUNE 30, 2020 AND 2019
UNAUDITED

	Nine Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,893,830	$8,242,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,143,085	5,821,417
Cost of retirement of utility plant, net	(391,297)	(285,489)
Stock option grants	40,692	—
Equity in earnings of unconsolidated affiliate	(3,488,253)	(2,038,417)
Allowance for funds used during construction	(272,108)	—
Changes in assets and liabilities which provided (used) cash, exclusive of changes and noncash transactions shown separately	(99,850)	4,846,199
Net cash provided by operating activities	12,826,099	16,586,517
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for utility property	(16,969,559)	(16,646,978)
Investment in unconsolidated affiliates	(6,590,424)	(16,650,944)
Proceeds from disposal of utility property	53,921	1,819
Net cash used in investing activities	(23,506,062)	(33,296,103)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	18,298,000	51,559,000
Retirement of notes payable	—	(24,000,000)
Borrowings under line-of-credit	14,096,520	23,308,642
Repayments under line-of-credit	(19,410,863)	(30,669,659)
Debt issuance expenses	(70,750)	(92,856)
Proceeds from issuance of stock	1,519,862	1,482,430
Cash dividends paid	(4,182,949)	(3,887,037)
Net cash provided by financing activities	10,249,820	17,700,520
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(430,143)	990,934
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,631,348	247,411
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,201,205	$1,238,345
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,357,737	$2,725,248
Income taxes	985,000	1,951,000
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.Basis of Presentation

Resources is an energy services company primarily engaged in the sale and distribution of natural gas. The condensed consolidated financial statements include the accounts of Resources and its wholly-owned subsidiaries: Roanoke Gas, Diversified Energy and Midstream.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present Resources' financial position as of June 30, 2020, cash flows for the nine months ended June 30, 2020 and 2019, and the results of its operations, comprehensive income, and changes in stockholders' equity for the three and nine months ended June 30, 2020 and 2019. The results of operations for the three and nine months ended June 30, 2020 are not indicative of the results to be expected for the fiscal year ending September 30, 2020 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

The unaudited condensed consolidated financial statements and condensed notes are presented as permitted under the rules and regulations of the SEC. Pursuant to those rules, certain information and note disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information not misleading. Therefore, the condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K for the year ended September 30, 2019. The September 30, 2019 consolidated balance sheet was included in the Company’s audited financial statements included in Form 10-K.

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements contained in the Company's Form 10-K for the year ended September 30, 2019.

On March 12, 2020, the SEC adopted amendments to the Exchange Act that, among other things, revised the definition of an accelerated filer. As a result, Resources now qualifies as both a smaller reporting company and a non-accelerated filer.
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

The Company adopted ASU 2016-02 and related guidance effective October 1, 2019. At the time of adoption, the Company had one operating lease. This lease calls for quarterly payments in the amount of $3,240 and is set to expire in September 2021. As the value of this lease obligation was determined to be de minimis and the Company has not entered into any additional lease obligations, this new guidance does not have a material effect on the Company's financial position, results of operations or cash flows.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU reduces the complexity of accounting for costs of implementing a cloud computing service arrangement and aligns the following requirements to capitalize implementation costs: 1) those incurred in a hosting arrangement that is a service contract, and 2) those incurred to develop or obtain internal-use software, including hosting arrangements that include an internal software license. The Company adopted the new guidance effective October 1, 2019. The new guidance did not have a material effect on the Company's consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for and recognizing the effects of reference rate change on financial reporting. The new guidance applies specifically to contracts and hedging relationships that reference LIBOR, or any other referenced rate that is expected to be discontinued due to reference rate reform. The new guidance is effective for the Company through December 31, 2022. Management has not yet completed its evaluation of the new guidance; however, as the Company has several contracts and hedging relationships that currently reference LIBOR, this new guidance could result in a significant impact on the Company's financial position, results of operations, and cash flows for the period through which the ASU is effective.

Other accounting standards that have been issued by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.Revenue

The Company assesses new contracts and identifies related performance obligations for promises to transfer distinct goods or services to the customer. Revenue is recognized when performance obligations have been satisfied. In the case of Roanoke Gas, the Company contracts with its customers for the sale and/or delivery of natural gas.

RGC RESOURCES, INC. AND SUBSIDIARIES

The following tables summarize revenue by customer, product and income statement classification:

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$6,682,586	$—	$6,682,586	$5,798,846	$—	$5,798,846
Commercial	3,157,873	—	3,157,873	4,116,695	—	4,116,695
Industrial and Transportation	1,401,775	—	1,401,775	1,098,393	—	1,098,393
Other	56,723	215,465	272,188	86,714	148,002	234,716
Total contracts with customers	11,298,957	215,465	11,514,422	11,100,648	148,002	11,248,650
Alternative Revenue Programs	(442,504)	—	(442,504)	434,300	—	434,300
Total operating revenues	$10,856,453	$215,465	$11,071,918	$11,534,948	$148,002	$11,682,950

	Nine months ended June 30, 2020			Nine months ended June 30, 2019
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$31,859,828	$—	$31,859,828	$34,263,845	$—	$34,263,845
Commercial	15,260,652	—	15,260,652	19,772,433	—	19,772,433
Industrial and Transportation	3,972,444	—	3,972,444	3,563,505	—	3,563,505
Revenue reductions (TCJA) (1)	—	—	—	(523,881)	—	(523,881)
Other	390,184	537,324	927,508	421,624	544,378	966,002
Total contracts with customers	51,483,108	537,324	52,020,432	57,497,526	544,378	58,041,904
Alternative Revenue Programs	1,274,670	—	1,274,670	132,752	—	132,752
Total operating revenues	$52,757,778	$537,324	$53,295,102	$57,630,278	$544,378	$58,174,656

(1) Accrued refund associated with excess revenue collected in tariff rates associated with the reduction in federal income tax rates.

Gas utility revenues

Substantially all Roanoke Gas revenues are derived from rates authorized by the SCC as reflected in its tariffs. Based on its evaluation, the Company has concluded that these tariff-based revenues fall within the scope of ASC 606. Tariff rates represent the transaction price. Performance obligations created under these tariff-based sales include commodity (the cost of natural gas sold to customers) and delivery (transporting natural gas through the Company’s distribution system to customers). The delivery of natural gas to customers results in the satisfaction of the Company’s respective performance obligations over time.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

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

Customer Accounts Receivable

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable (1)	Unbilled revenue (1)	Customer credit balances	Customer deposits
Balance at September 30, 2019	$2,590,702	$1,236,384	$880,295	$1,432,031
Balance at June 30, 2020	2,257,426	897,589	1,133,566	1,652,387
Increase (decrease)	$(333,276)	$(338,795)	$253,271	$220,356
(1) Included in accounts receivable in the condensed consolidated balance sheet. Amounts shown net of reserve for bad debts.

The Company had no significant contract assets or liabilities during the period. Furthermore, the Company did not incur any significant costs to obtain contracts.

3.Income Taxes

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

A reconciliation of income tax expense from applying the federal statutory rates in effect for each period to total income tax expense is presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Income before income taxes	$1,607,590	$1,482,585	$14,323,921	$10,749,678
Corporate federal tax rate	21.00%	21.00%	21.00%	21.00%

Income tax expense computed at the federal statutory rate	$337,593	$311,342	$3,008,023	$2,257,432
State income taxes, net of federal tax benefit	77,349	71,245	666,017	512,315
Net amortization of excess deferred taxes on regulated operations	(14,081)	(13,624)	(138,413)	(186,041)
Other, net	151	(24,933)	(105,536)	(76,835)
Total income tax expense	$401,012	$344,030	$3,430,091	$2,506,871

Effective tax rate	24.9%	23.2%	23.9%	23.3%

4.Rates and Regulatory Matters

The SCC exercises regulatory authority over the operations of Roanoke Gas. Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service, safety standards, extension of service, and depreciation.

On January 24, 2020, the SCC issued its final order on the general rate application filed by Roanoke Gas on October 10, 2018. Under the provisions of this order, Roanoke Gas was granted an annualized non-gas rate increase of $7.25 million and was required to write-down a portion of the ESAC assets deemed not eligible for recovery in the final order. As a result, management revised its rate refund accrual to reflect the award authorized in the final order. To further comply with the order, $317,191 of ESAC regulatory assets were written-down in the first quarter. In March 2020, the Company completed the refund of $3.8 million for revenues collected from interim rates in excess of the final approved rates including interest.

Certain provisions within the order were not reflected in the condensed consolidated financial statements for the period ended December 31, 2019, pending additional clarification from the SCC. Specifically, the rate order did not provide for a return on certain Roanoke Gas infrastructure investments that will interconnect with the MVP; however, the order did provide for the ability to defer financing costs related to these investments for consideration of future recovery. The Company is deferring these costs through the application of AFUDC, which capitalizes both the equity and debt financing costs during the construction phases. The specific time period allowed for the recovery of these costs has yet to be determined; therefore, the Company has taken a conservative position and has only reflected AFUDC that would have been recognized since January 1, 2019, the date which the rate award was effective. If the SCC concludes that the AFUDC applies to an earlier period, the Company will reflect any additional AFUDC at that time.

On March 16, 2020, in response to COVID-19, the SCC issued an order applicable to all utilities operating in Virginia to suspend disconnection of service for non-payment by any customer until May 15, 2020, which was subsequently extended to August 31, 2020. This order, effective on the date issued, also directed utilities to not assess late payment fees due to the coronavirus public health emergency. As a result, the amount of current receivables and future billings that will ultimately become uncollectible will likely increase. Therefore, the Company has increased its provision for bad debts as of June 30, 2020, based on information currently available. These estimates are subject to revision as the financial impact of COVID-19 continues to ripple through the economy.

As referenced in Note 3, the TCJA reduced the federal corporate tax rate to 21%. As a result, the Company revalued its deferred tax assets and liabilities to reflect the new federal tax rate. Under the provisions of ASC 740, the corresponding adjustment to deferred income taxes generally flows to income tax expense for unregulated entities. For rate regulated entities such as Roanoke Gas, these excess deferred taxes were originally recovered from its customers based on billing rates derived using a federal income tax rate of 34%. Therefore, the adjustment to the net deferred tax liabilities of

RGC RESOURCES, INC. AND SUBSIDIARIES

Roanoke Gas, to the extent such net deferred tax liabilities are attributable to rate base or cost of service for customers, are refundable to customers. Roanoke Gas began accounting for the refund of these excess deferred taxes in fiscal 2018 along with reflecting a corresponding reduction in income tax expense. A majority of the net regulatory liability will be refunded over a 28-year period per IRS normalization requirements. See Note 14 for the remaining balances related to excess deferred taxes.

For the WNA year ended March 31, 2020, the Company recorded a $2.4 million receivable for weather that was 16.5% warmer than normal. According to the provisions of the Company's WNA rate schedule, the Company submits its annual filing to the SCC for approval of rates to collect any revenue shortfall or refund any excess revenues, which must then be reflected in customers' bills between the months of May and August. Due to the uncertainty related to COVID-19, management requested and the SCC subsequently approved to delay the customer billing related to the WNA revenues until the fourth fiscal quarter.

On May 15, 2020 the Company filed an application for modification to its SAVE Plan and Rider and to implement a 2021 SAVE projected factor rate and true-up factor rate. In addition to the continued renewal of first generation plastic mains and related services, coated steel tubing services and specifically identified gate stations, the application proposes that the SAVE Plan be amended to include the renewal or removal of certain regulator stations and the renewal of pre-1971 coated steel mains and coated steel services. The application is currently pending with the SCC.

5.Other Investments

In October 2015, Midstream acquired an initial 1% equity interest in the LLC. In November 2019, the Company's Board of Directors approved a pro-rata increase in Midstream's participation that will increase its equity interest to approximately 1.03% at the MVP's completion. Once in-service, the MVP will transport approximately 2 million decatherms of natural gas per day.

Pipeline construction has been delayed due to regulatory and legal challenges that have restricted the recent focus to maintenance and restoration activities. As a result, the projected cost is expected to range from $5.4 to $5.7 billion, with Midstream's total cash contribution expected to range from $57 to $59 million. The managing partner extended the estimated in-service date to early calendar 2021. The Company is utilizing the equity method to account for the transactions and activity of the investment in MVP and is participating in the earnings in proportion to its level of investment.

In April 2018, the LLC announced the Southgate project, which is an approximately 75 mile pipeline extending from the MVP in Virginia to delivery points in North Carolina. Midstream is a less than 1% investor in the project, which is being accounted for under the cost method. Total project cost is estimated to be nearly $500 million, of which Midstream's portion is estimated to be approximately $2.1 million. The Southgate in-service date is currently targeted for late calendar year 2021.

Funding for Midstream's investments in the LLC for both the MVP and Southgate projects is being provided through two variable rate unsecured promissory notes under a non-revolving credit agreement, maturing in December 2022, and two additional notes issued in June 2019. See Note 7 for a schedule of debt instruments.

The investments in the LLC are included in the condensed consolidated financial statements as follows:

Balance Sheet location:	June 30, 2020	September 30, 2019
Other Assets:
MVP	$54,494,911	$47,055,426
Southgate	361,799	320,033
Investment in unconsolidated affiliates	$54,856,710	$47,375,459

Current Liabilities:
MVP	$2,388,167	$4,958,260
Southgate	39,231	66,564
Capital contributions payable	$2,427,398	$5,024,824

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
Income Statement location:	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Equity in earnings of unconsolidated affiliate	$1,205,574	$777,193	$3,488,253	$2,038,417

	June 30, 2020	September 30, 2019
Undistributed earnings, net of income taxes, of MVP in retained earnings	$5,857,553	$3,267,176

The change in the investment in unconsolidated affiliates is provided below:

	Nine Months Ended
	June 30, 2020	June 30, 2019
Cash investment	$6,590,424	$16,650,944
Change in accrued capital calls	(2,597,426)	(3,015,078)
Equity in earnings of unconsolidated affiliate	3,488,253	2,038,417
Change in investment in unconsolidated affiliates	$7,481,251	$15,674,283

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included:

	Income Statements
	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
AFUDC	$120,874,005	$78,261,970	$348,654,366	$199,400,095
Other Income (Expense), net	(18,925)	1,771,678	680,682	5,055,405
Net Income	$120,855,080	$80,033,648	$349,335,048	$204,455,500

	Balance Sheets
	June 30, 2020	September 30, 2019
Assets:
Current Assets	$265,509,949	$485,323,892
Construction Work in Progress	5,322,878,940	4,675,267,389
Other Assets	4,597,441	13,190,816
Total Assets	$5,592,986,330	$5,173,782,097

Liabilities and Equity:
Current Liabilities	$197,319,584	$466,776,233
Noncurrent Liabilities	315,000	—
Capital	5,395,351,746	4,707,005,864
Total Liabilities and Equity	$5,592,986,330	$5,173,782,097

6.Derivatives and Hedging

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

RGC RESOURCES, INC. AND SUBSIDIARIES

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

7.Long-Term Debt

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

On December 6, 2019, Roanoke Gas entered into unsecured notes in the aggregate principal amount of $10,000,000. These notes have a 10-year term with a fixed interest rate of 3.60%. Proceeds from these notes provided funding for Roanoke Gas' capital budget.

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

All of the debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization. All of the debt agreements, except for the line-of-credit, provide for priority indebtedness to not exceed 15% of consolidated total assets. The Company was in compliance with all debt covenants as of June 30, 2020 and September 30, 2019.

Long-term debt consists of the following:

	June 30, 2020		September 30, 2019
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas Company:
Unsecured senior notes payable, at 4.26% due on September 18, 2034	$30,500,000	$137,570	$30,500,000	$144,811
Unsecured term note payable, at 30-day LIBOR plus 0.90%, due November 1, 2021	7,000,000	4,447	7,000,000	6,948
Unsecured term notes payable, at 3.58% due on October 2, 2027	8,000,000	34,916	8,000,000	38,528
Unsecured term notes payable, at 4.41% due on March 28, 2031	10,000,000	33,675	10,000,000	36,272
Unsecured term notes payable, at 3.60% due on December 6, 2029	10,000,000	33,466	—	—
RGC Midstream, LLC:
Unsecured term notes payable, at 30-day LIBOR plus 1.35%, due December 29, 2022	24,310,200	53,610	16,012,200	59,504
Unsecured term note payable, at 30-day LIBOR plus 1.15%, due June 12, 2026	14,000,000	14,446	14,000,000	16,252
Unsecured term note payable, at 30-day LIBOR plus 1.20%, due June 1, 2024	10,000,000	9,233	10,000,000	11,000
Total notes payable	$113,810,200	$321,363	$95,512,200	$313,315
Line-of-credit, at 30-day LIBOR plus 1.00%, due March 31, 2022	$2,858,130	$—	$8,172,473	$—
Total long-term debt	$116,668,330	$321,363	$103,684,673	$313,315

8.Other Comprehensive Income (Loss)
A summary of other comprehensive income and loss is provided below:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Three Months Ended June 30, 2020
Interest rate swaps:
Unrealized losses	$(278,752)	$71,751	$(207,001)
Transfer of realized losses to interest expense	108,002	(27,801)	80,201
Net interest rate swaps	(170,750)	43,950	(126,800)
Defined benefit plans:
Amortization of actuarial losses	22,610	(5,819)	16,791
Other comprehensive loss	$(148,140)	$38,131	$(110,009)
Three Months Ended June 30, 2019
Interest rate swaps:
Unrealized losses	$(592,836)	$152,596	$(440,240)
Transfer of realized gains to interest expense	(23,780)	6,121	(17,659)
Net interest rate swaps	(616,616)	158,717	(457,899)
Defined benefit plans:
Amortization of actuarial gains	(2,576)	663	(1,913)
Other comprehensive loss	$(619,192)	$159,380	$(459,812)

RGC RESOURCES, INC. AND SUBSIDIARIES

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Nine Months Ended June 30, 2020
Interest rate swaps:
Unrealized losses	$(1,583,021)	$407,469	$(1,175,552)
Transfer of realized losses to interest expense	128,240	(33,009)	95,231
Net interest rate swaps	(1,454,781)	374,460	(1,080,321)
Defined benefit plans:
Amortization of actuarial losses	67,830	(17,457)	50,373
Other comprehensive loss	$(1,386,951)	$357,003	$(1,029,948)
Nine Months Ended June 30, 2019
Interest rate swaps:
Unrealized losses	$(726,851)	$187,091	$(539,760)
Transfer of realized gains to interest expense	(58,797)	15,134	(43,663)
Net interest rate swaps	(785,648)	202,225	(583,423)
Defined benefit plans:
Amortization of actuarial gains	(7,728)	1,989	(5,739)
Other comprehensive loss	$(793,376)	$204,214	$(589,162)

The amortization of actuarial gains and losses, reflected above, relate to the unregulated operations of the Company. The regulated operations are included as a regulatory asset. The amortization of actual gains and losses is recognized as a component of net periodic pension and postretirement benefit costs under other income (expense), net.

Reconciliation of Accumulated Other Comprehensive Income (Loss)

	Interest Rate Swaps	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2019	$(664,137)	$(1,824,780)	$(2,488,917)
Other comprehensive income (loss)	(1,080,321)	50,373	(1,029,948)
Balance at June 30, 2020	$(1,744,458)	$(1,774,407)	$(3,518,865)

9.Commitments and Contingencies

Roanoke Gas currently holds the only franchises and CPCNs to distribute natural gas in its service area. The current franchise agreements expire December 31, 2035. The Company's CPCNs are exclusive and generally are intended for perpetual duration.

Due to the nature of the natural gas distribution business, the Company has entered into agreements with both suppliers and pipelines for natural gas commodity purchases, storage capacity and pipeline delivery capacity. The Company utilizes an asset manager to assist in optimizing the use of its transportation, storage rights and gas supply. Roanoke Gas is currently served directly by two primary pipelines that deliver all of the natural gas supplied to the Company’s distribution system. Depending on weather conditions and the level of customer demand, failure of one of these transmission pipelines could have a major adverse impact on the Company's ability to deliver natural gas to its customers and its results of operations. The MVP will provide Roanoke Gas with access to an additional delivery source to its distribution system, increasing system reliability and the Company's ability to meet future demands for natural gas.

The outbreak of COVID-19 is having a dramatic effect on businesses and individuals throughout the nation and the world. The COVID-19 pandemic has forced all levels of government, as well as businesses and individuals, to take actions to limit the spread of the disease. The result is a significant disruption to normal activities as businesses have either shut down or are operating on a limited basis resulting in higher unemployment and government imposed social distancing mandates. The virus and the corresponding efforts to combat its spread did not reach a level where significant disruptions in activity occurred until mid-March 2020. The extent to which COVID-19 will affect the Company over future periods will depend on ongoing developments, which are highly uncertain and cannot be reasonably predicted, including the duration of the outbreak, the easing of restrictions to businesses and individuals, the potential for a resurgence of the virus, as well as a variety of other factors. The longer COVID-19 persists, the greater the potential negative financial effect on the Company.

10.Earnings Per Share

Basic earnings per common share for the three and nine months ended June 30, 2020 and 2019 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares. A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net Income	$1,206,578	$1,138,555	$10,893,830	$8,242,807
Weighted average common shares	8,143,887	8,051,944	8,115,836	8,029,222
Effect of dilutive securities:
Options to purchase common stock	15,437	36,326	23,178	41,830
Diluted average common shares	8,159,324	8,088,270	8,139,014	8,071,052
Earnings Per Share of Common Stock:
Basic	$0.15	$0.14	$1.34	$1.03
Diluted	$0.15	$0.14	$1.34	$1.02

11.Employee Benefit Plans

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Components of net periodic pension cost:
Service cost	$172,902	$134,317	$518,706	$402,951
Interest cost	265,557	291,682	796,671	875,046
Expected return on plan assets	(459,156)	(387,359)	(1,377,468)	(1,162,077)
Recognized loss	113,936	39,650	341,808	118,950
Net periodic pension cost	$93,239	$78,290	$279,717	$234,870

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Components of postretirement benefit cost:
Service cost	$41,970	$33,221	$125,910	$99,663
Interest cost	132,869	162,236	398,607	486,708
Expected return on plan assets	(137,599)	(136,805)	(412,797)	(410,415)
Recognized loss	59,343	30,951	178,029	92,853
Net postretirement benefit cost	$96,583	$89,603	$289,749	$268,809

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of net periodic benefit cost, other than the service cost component, are included in other income (expense), net in the condensed consolidated statements of income. Service cost is included in operations and maintenance expense in the condensed consolidated statements of income.

The table below reflects the Company's actual contributions made fiscal year-to-date and the expected contributions to be made during the balance of the current fiscal year.

	Fiscal Year-to-Date Contributions	Remaining Fiscal Year Contributions
Defined benefit pension plan	$800,000	$—
Postretirement medical plan	400,000	—
Total	$1,200,000	$—

12.Fair Value Measurements
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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy as of June 30, 2020 and September 30, 2019:

	Fair Value Measurements - June 30, 2020
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$467,303	$—	$467,303	$—
Interest rate swaps	2,349,122	—	2,349,122	—
Total	$2,816,425	$—	$2,816,425	$—

	Fair Value Measurements - September 30, 2019
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$397,757	$—	$397,757	$—
Interest rate swaps	894,341	—	894,341	—
Total	$1,292,098	$—	$1,292,098	$—

RGC RESOURCES, INC. AND SUBSIDIARIES

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At June 30, 2020 and September 30, 2019, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

The Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis consist of its AROs. The AROs are measured at fair value at initial recognition based on expected future cash flows required to settle the obligation.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. In addition, the carrying amount of the variable rate line-of-credit is a reasonable approximation of its fair value. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements as of June 30, 2020 and September 30, 2019:

	Fair Value Measurements - June 30, 2020
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Notes payable	$113,810,200	$—	$—	$123,331,232
Total	$113,810,200	$—	$—	$123,331,232

	Fair Value Measurements - September 30, 2019
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Notes payable	$95,512,200	$—	$—	$100,900,952
Total	$95,512,200	$—	$—	$100,900,952

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying Treasury rate or other Treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of June 30, 2020 and September 30, 2019, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

13.Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and assess performance. The Company uses operating income and equity in earnings to assess segment performance.

Intersegment transactions are recorded at cost.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

Parent and Other - The category parent and other includes the unregulated activities of the Company as well as certain corporate eliminations.

Information related to the segments of the Company are provided below:

	Three Months Ended June 30, 2020
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$10,856,453	$—	$215,465	$11,071,918
Depreciation	1,988,505	—	—	1,988,505
Operating income (loss)	1,291,678	(55,097)	99,082	1,335,663
Equity in earnings	—	1,205,574	—	1,205,574
Interest expense	667,702	318,501	—	986,203
Income before income taxes	674,351	834,054	99,185	1,607,590

	Three Months Ended June 30, 2019
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$11,534,948	$—	$148,002	$11,682,950
Depreciation	1,905,475	—	—	1,905,475
Operating income (loss)	1,629,681	(51,896)	59,272	1,637,057
Equity in earnings	—	777,193	—	777,193
Interest expense	604,863	320,835	—	925,698
Income before income taxes	1,016,963	406,246	59,376	1,482,585

	Nine Months Ended June 30, 2020
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$52,757,778	$—	$537,324	$53,295,102
Depreciation	5,965,226	—	—	5,965,226
Operating income (loss)	13,321,691	(163,214)	258,781	13,417,258
Equity in earnings	—	3,488,253	—	3,488,253
Interest expense	2,048,552	1,061,129	—	3,109,681
Income before income taxes	11,795,644	2,269,106	259,171	14,323,921

	Nine Months Ended June 30, 2019
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$57,630,278	$—	$544,378	$58,174,656
Depreciation	5,716,425	—	—	5,716,425
Operating income (loss)	11,014,558	(125,177)	215,381	11,104,762
Equity in earnings	—	2,038,417	—	2,038,417
Interest expense	1,766,611	868,518	—	2,635,129
Income before income taxes	9,485,089	1,048,922	215,667	10,749,678

RGC RESOURCES, INC. AND SUBSIDIARIES

	June 30, 2020
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$204,124,191	$55,393,022	$13,823,545	$273,340,758

	September 30, 2019
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$195,969,019	$47,429,368	$14,955,309	$258,353,696

14. Regulatory Assets and Liabilities
The Company’s regulated operations follow the accounting and reporting requirements of FASB ASC No. 980, Regulated Operations. The economic effects of regulation can result in a regulated company deferring costs that have been or are expected to be recovered from customers in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this situation occurs, costs are deferred as assets in the condensed consolidated balance sheet (regulatory assets) and amortized into expense over periods when such amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for current collection in rates of costs that are expected to be incurred in the future (regulatory liabilities). In the event the provisions of FASB ASC No. 980 no longer apply to any or all regulatory assets or liabilities, the Company would write off such amounts and include the effects in the condensed consolidated statements of income and comprehensive income in the period which FASB ASC No. 980 no longer applied.
Regulatory assets included in the Company’s condensed consolidated balance sheets are as follows:

	June 30, 2020	September 30, 2019
Assets:
Current Assets:
Regulatory assets:
WNA	$1,883,099	$569,558
ESAC assets	180,809	265,392
Accrued pension and postretirement medical	150,667	602,674
Other deferred expenses	84,315	84,315
Total current	2,298,890	1,521,939
Utility Property:
In service:
Other	11,945	11,945
Construction work in progress:
AFUDC	272,108	—
Other Assets:
Regulatory assets:
Premium on early retirement of debt	1,627,167	1,712,808
Accrued pension and postretirement medical	9,414,695	9,414,695
ESAC assets	326,274	756,803
Other deferred expenses	236,006	294,547
Total non-current	11,604,142	12,178,853

Total regulatory assets	$14,187,085	$13,712,737

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory liabilities included in the Company’s condensed consolidated balance sheets are as follows:

	June 30, 2020	September 30, 2019
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Over-recovery of gas costs	$264,383	$161,837
Over-recovery of SAVE Plan revenues	197,195	574,181
Rate refund	—	3,827,588
Excess deferred income taxes	205,353	205,353
Other deferred liabilities	150,506	108,644
Total current	817,437	4,877,603
Deferred Credits and Other Liabilities:
Asset retirement obligations	7,038,745	6,788,683
Regulatory cost of retirement obligations	12,563,824	11,892,352
Regulatory Liabilities:
Excess deferred income taxes	10,748,044	10,934,434
Total non-current	30,350,613	29,615,469

Total regulatory liabilities	$31,168,050	$34,493,072

As of June 30, 2020 and September 30, 2019, the Company had regulatory assets in the amount of $14,175,140 and $13,700,792, respectively, on which the Company did not earn a return during the recovery period.

15.Common Stock Options

On April 1, 2020, the Board of Directors granted 13,000 options to certain officers of the Company. In accordance with the KEYSOP, the grant price of $27.87 was the closing price of the Company's stock on the grant date. The options become exercisable six-months from the grant date and expire after ten years from the date of issuance.

Fair value at the grant date was $6.26 per option as calculated using the Black-Scholes option pricing model. Compensation expense will be recognized over the vesting period. Total compensation expense recognized through June 30, 2020 was $40,692.

16.Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. There were no items not otherwise disclosed above which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, Resources may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, operational impacts and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2019 Annual Report on Form 10-K and Item 1A of this report. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.
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
COVID-19
COVID-19 has had and continues to have a significant impact on local, state, national and global economies. The actions taken by governments, as well as businesses and individuals, to limit the spread of the disease has significantly disrupted normal activities throughout the Company's service territory. While Virginia is now in Phase 3 of its reopening plan, several of the Company’s commercial customers are still temporarily closed and/or have significantly reduced operations. Accordingly, we believe the economic impact of actions taken to limit the spread of the virus will last at least through calendar year end 2020.
The Company has seen a decline in natural gas consumption in most categories of its commercial customers; however, other commercial customers have increased gas consumption as a result of specialized business models, more than offsetting the other declines. The Company’s volume of gas delivered to residential customers has remained relatively consistent with the prior year.
The SCC issued an order in March 2020, which has subsequently been extended to August 31, 2020, that prohibits any utility operating in Virginia from disconnecting utility service to customers for non-payment or applying late payment fees to delinquent accounts. As a result, the Company expects an increase in both customer delinquencies and bad debts. Additionally, in April 2020, the SCC issued an order granting potential relief from bad debts and other incremental expenses, directly related to the pandemic. While the Company is tracking these costs and will file for relief with the SCC as appropriate, the full extent of these costs and the impact to the Company's results of operations and financial position remains unpredictable.
The full extent to which COVID-19 will impact the Company depends on future developments, which are highly uncertain and cannot be reasonably predicted, including the duration, scope and severity of the pandemic, the increase or reduction in governmental restrictions to businesses and individuals, or the potential for a resurgence of the virus among other factors. The longer COVID-19 continues, the greater the potential negative financial effect on the Company.
Due to the nature of its operations, Resources has been deemed an essential entity by virtue of the utility services provided through Roanoke Gas. Management has updated and implemented its pandemic plan to ensure the continuation of safe and reliable service to customers and to maintain the safety of the Company's employees for the duration of this pandemic. Additionally during this time, the Company regularly evaluates its pandemic plan for adherence to new rules and regulations issued by the Department of Labor and the Occupational Safety and Health Administration regarding workplace safety.

RGC RESOURCES, INC. AND SUBSIDIARIES

Overview
Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 62,100 residential, commercial and industrial customers in Roanoke, Virginia and surrounding localities through its Roanoke Gas subsidiary.
In addition, Resources is a more than 1% investor in the MVP through its Midstream subsidiary and provides certain unregulated services through its Roanoke Gas subsidiary. The unregulated operations of Roanoke Gas represent less than 2% of total revenues of Resources on an annual basis.
As a public company, Resources operates under the rules and regulations promulgated by the SEC in regards to financial reporting matters. Historically, Resources was considered a smaller reporting company and an accelerated filer under the definitions of Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. On March 12, 2020, the SEC adopted amendments to the Exchange Act that revised the definition of an accelerated filer to exclude entities with a public float of less than $700 million and annual revenues under $100 million. Under the revised definitions, Resources now qualifies as a smaller reporting company and a non-accelerated filer. Furthermore, the non-accelerated filing status extends the deadlines for SEC filings and removes the annual requirement of an independent auditor attestation report on the effectiveness of the Company's internal control over financial reporting.
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
On October 10, 2018, Roanoke Gas filed a general rate application requesting an annual increase in customer non-gas base rates. Roanoke Gas implemented the non-gas rates contained in its rate application for natural gas service rendered to customers on or after January 1, 2019. On January 24, 2020, the SCC issued the final order on the general rate application, granting Roanoke Gas an annualized increase in non-gas base rates of $7.25 million. The order also directed the Company to write-down $317,000 of ESAC assets that were not subject to recovery under the final order. In March 2020, the Company refunded $3.8 million to its customers, representing the excess revenues collected plus interest for the difference between the final approved rates and the interim rates billed since January 1, 2019.
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
The Company’s non-gas base rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal non-gas rate application with the SCC utilizing historical and proforma information, including investment in natural gas facilities. Generally, investments related to extending

RGC RESOURCES, INC. AND SUBSIDIARIES

service to new customers are recovered through the non-gas base rates currently in place, while the investment in replacing and upgrading existing infrastructure is not recoverable until a formal rate application is filed and approved. The SAVE Plan and Rider provides a mechanism through which the Company recovers on a prospective basis the related depreciation and expenses and provides a return on related qualified capital investments until such time that a formal rate application is filed. As the Company has made significant SAVE qualified expenditures since the last non-gas base rate increase in 2013, SAVE Plan revenues have continued to increase each year. Upon filing the 2018 non-gas rate application the SAVE Rider reset, effective January 2019, as the prior revenues associated with the qualified SAVE Plan infrastructure investments were incorporated into the new non-gas rates. Accordingly, SAVE Plan revenues declined by approximately $508,000 for the nine-month period ended June 30, 2020 compared to the same period last year; however, SAVE Plan revenues increased by approximately $252,000 for the corresponding three-month periods.
The WNA model reduces earnings volatility, related to weather variability in the heating season, by providing the Company a level of earnings protection when weather is warmer than normal and providing customers some price protection when the weather is colder than normal. The WNA is based on a weather measurement band around the most recent 30-year temperature average. Under the WNA, the Company recovers from its customers the lost margin (excluding gas costs) from the impact of weather that is warmer than normal or refunds the excess margin earned for weather that is colder than normal. The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day. For the three-months ended June 30, 2020, a $504,000 reduction in revenues was recognized for the effect of weather that was approximately 39% colder than normal. In contrast, during the same period last year, the Company accrued $461,000 in additional revenue related to 46% warmer weather. For the nine-months ended June 30, 2020 and 2019, weather was 9% and 3% warmer than normal, respectively, resulting in $1.3 million and $350,000 in additional revenue for the corresponding periods.
The most recent WNA year ended on March 31, 2020. The SCC approved the Company's request to delay billing customers for the WNA until later in the year in order to reduce the financial burdens on its customers during the early stages of the COVID-19 pandemic. The Company has since received approval to bill customers over the three-month period of July to September 2020. See the Regulatory and Tax Reform section below for more information.
The Company also has an approved rate structure in place that mitigates the impact of financing costs associated with its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs,” of its investment in natural gas inventory. This ICC factor applied to the cost of inventory is based on the Company’s weighted-average cost of capital including interest rates on short-term and long-term debt and the Company’s authorized return on equity. During times of rising gas costs and rising inventory levels, the Company recognizes ICC revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less carrying cost revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighting of the components that are used to determine the weighted-average cost of capital. Total ICC revenues for the three and nine month periods ended June 30, 2020 declined by approximately 28% and 15%, respectively, from the same periods last year due to a combination of lower average price of gas in storage balances and a reduction in the ICC factor used in calculating these revenues.
The Company's approved billing rates include a component designed to allow for the recovery of the cost of natural gas used by its customers. The cost of natural gas is a pass-through cost and is independent of the non-gas base rates of the Company. This rate component, referred to as the PGA, allows the Company to pass along to its customers increases and decreases in natural gas costs incurred by its regulated operations. On a quarterly basis, or more frequently if necessary, the Company files a PGA rate adjustment request with the SCC to adjust the gas cost component of its tariff rates depending on projected commodity price and activity. Once administrative approval is received, the Company adjusts the gas cost component of its rates to reflect the approved amount. As actual costs will differ from projections used in establishing the PGA rate, the Company will either over-recover or under-recover its actual gas costs during the period. The difference between actual costs incurred and costs recovered through the application of the PGA is recorded as a regulatory asset or liability. At the end of the annual deferral period, the balance is amortized over an ensuing 12-month period as those amounts are reflected in customer billings.
Cyber Risk
Cyber attacks are a constant threat to businesses and individuals. The Company remains focused on these threats and is committed to safeguarding its information technology systems. These systems contain confidential customer, vendor and employee information as well as important operational financial data. There is risk associated with unauthorized access of this information with a malicious intent to corrupt data, cause operational disruptions or compromise information. Management continuously monitors access to these systems and believes it has security measures in place to protect these systems from cyber attacks and similar incidents; however, there can be no guarantee that an incident will not occur. In the event of a cyber

RGC RESOURCES, INC. AND SUBSIDIARIES

incident, the Company will execute its Security Incident Response Plan. The Company maintains cyber insurance to mitigate financial exposure that may result from a cyber incident.

Results of Operations
The Company's operations are affected by the cost of natural gas, as reflected in the condensed consolidated income statements under the following line item: cost of gas - utility. The cost of natural gas is passed through to customers at cost, which includes commodity price, transportation, storage, injection and withdrawal fees, with any increase or decrease offset by a correlating change in revenue through the PGA. Accordingly, management believes that gross utility margin, a non-GAAP financial measure defined as utility revenues less cost of gas, is a more useful and relevant measure to analyze financial performance. The term gross utility margin is not intended to represent or replace operating income, the most comparable GAAP financial measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies. The following results of operations analyses will reference gross utility margin.
Three Months Ended June 30, 2020:
Net income increased by $68,023, or 6%, for the three months ended June 30, 2020, compared to the same period last year. Quarterly performance improved due to the earnings on the MVP investment, offset by reduced operating margin as a result of revisions to the estimated non-gas rate refund made during the same period last year.
The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended June 30,
	2020	2019	Increase / (Decrease)	Percentage
Operating Revenues
Gas Utility	$10,856,453	$11,534,948	$(678,495)	(6)%
Non utility	215,465	148,002	67,463	46%
Total Operating Revenues	$11,071,918	$11,682,950	$(611,032)	(5)%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	949,845	760,514	189,331	25%
Transportation and Interruptible	1,244,246	667,711	576,535	86%
Total Delivered Volumes	2,194,091	1,428,225	765,866	54%
HDD (Unofficial)	460	185	275	149%

Total operating revenues for the three months ended June 30, 2020, compared to the same period last year, declined by 5% as lower natural gas commodity prices and a revision to last year's estimated provision for refund for the non-gas rate increase more than offset a 25% increase in residential and commercial volumes and a 95% increase in transportation volumes. The commodity price of natural gas decreased by 32%, more than offsetting the effect of higher non-transporting sales volumes. The average commodity price of natural gas for the current quarter fell to $1.70 per decatherm for the quarter compared to $2.50 per decatherm for the same period last year. Natural gas prices are expected to remain low due to abundant supplies and depressed demand as a result of the economic effects from COVID-19. Total residential and commercial volumes increased by 25% due to a 149% increase in heating degree days over the same period last year. After adjusting both periods for the WNA, the WNA adjusted volumes reflected a decline from the same period last year. A portion of the decline is related to the nature of the linear regression model to calculate the WNA adjustment, as the model assumes each heating degree day has an equal natural gas volume impact regardless of when the heating degree day occurs. The remainder of the difference reflects the economic effects that COVID-19 had on natural gas sales. Transportation and interruptible volumes increased by 86% related to one multi-fuel use industrial customer that, motivated by low natural gas prices, transitioned to natural gas as its current primary fuel source. Excluding this one customer, total deliveries in this category declined by 66,000 decatherms or 10%. The Company placed new non-gas base rates into effect for natural gas service rendered on or after January 1, 2019, subject to refund. The initial rates implemented in the prior year allocated approximately 80% of the non-gas rate increase to the customer base charge and approximately 20% to volumetric revenues. Based on subsequent discussions with the SCC staff, the Company adjusted its estimated provision for refund of non-gas rates in June 2019 to reflect non-gas rates that allocated 20% of the rate increase to the customer base charge and 80% to volumetric revenues. As a result, the 2019 fiscal third quarter reflected a larger volumetric revenue component and margin per decatherm when compared to the current quarter, while customer base charge reflects an overall increase over the same period last year due to the revision in the allocation of the non-

RGC RESOURCES, INC. AND SUBSIDIARIES

gas rate increase. SAVE Plan revenues increased by $251,951 as the rates for the SAVE Plan reset effective January 1, 2019. Non-utility revenue increased due to higher demand for services during the quarter.

	Three Months Ended June 30,
	2020	2019	Decrease	Percentage
Gross Utility Margin
Gas Utility Revenue	$10,856,453	$11,534,948	$(678,495)	(6)%
Cost of Gas - Utility	3,680,408	4,132,871	(452,463)	(11)%
Gross Utility Margin	$7,176,045	$7,402,077	$(226,032)	(3)%

Gross utility margins decreased from the same period last year primarily as a result of the revised allocation of the non-gas rate increase in the prior year third quarter, combined with lower WNA adjusted volumes and the economic impact of COVID-19 on natural gas deliveries, more than offsetting the increase in natural gas usage by the one transportation customer discussed above. In June 2019, the non-gas rate increase was reallocated to be consistent with the SCC staff, resulting in an increase in volumetric revenues and a decrease in customer base charges during the prior year. As this adjustment took into account the six-month billing period from January 2019 through June 2019, the allocation of 80% of the increase to volumetric sales resulted in a greater increase in volumetric margin for the quarter than the corresponding reduction in margin related to lower customer base charge rates. The final order issued in January 2020, reflected an allocation consistent with the revisions made in June 2019. The WNA resulted in a reduction in margin of $503,615 during the quarter compared to a $461,315 increase in WNA margin for the same period last year as the weather was 39% colder than normal and 46% warmer than normal, respectively. SAVE Plan margin increased by $251,951 as the level of qualified SAVE infrastructure investment continues to increase since the reset of the SAVE Plan.
The components of and the change in gas utility margin are summarized below:

	Three Months Ended June 30,
	2020	2019	Increase / (Decrease)
Customer Base Charge	$3,613,710	$2,616,903	$996,807
Carrying Cost	50,671	70,485	(19,814)
SAVE Plan	348,434	96,483	251,951
Volumetric	3,660,793	4,140,562	(479,769)
WNA	(503,615)	461,315	(964,930)
Other Gas Revenues	6,052	16,329	(10,277)
Total	$7,176,045	$7,402,077	$(226,032)

Operations and maintenance expenses were nearly unchanged from the same period last year as higher compensation costs, bad debt expense and professional services were offset by lower regulatory asset amortizations and corporate insurance related costs. Compensation costs increased by $80,000 primarily due to the vesting of officer stock awards and general salary adjustments. Bad debt expense increased by an additional $25,000 for the quarter even though gross billings declined by 20% for the quarter and 22% for the year. The increase in bad debt is in response to management's assessment of the continuing impact of COVID-19 and the SCC's order to suspend disconnection of service to all customers through August 31, 2020. Accounts receivable balances are continuing to age and past due amounts are currently at a higher level than for the same period last year. With the continuation of the moratorium to disconnect customers for non-payment, bad debt reserve balances are expected to continue to increase and be compounded by the continuing effects of COVID-19 on businesses and individuals. Professional services increased by $55,000 due to a variety of factors, including services related to union contract negotiations, consulting services on benefit plans and support on project evaluations. Regulatory asset amortization decreased by $127,000 related to prior year valuation adjustments. Corporate insurance costs declined $59,000 due to a smaller provision to related insurance deductibles.
General taxes increased by $32,460, or 7%, associated with higher property taxes. Property taxes continue to increase corresponding to higher utility property balances related to ongoing infrastructure replacement, system reinforcements and customer growth.

Depreciation expense increased by $83,030, or 4%, on an increase in utility plant investment.

RGC RESOURCES, INC. AND SUBSIDIARIES

Equity in earnings of unconsolidated affiliate increased by $428,381, or 55%, as the investment in MVP continues to increase.
Other income (expense), net increased by $58,523 primarily due to the $41,000 equity portion of AFUDC and the $25,000 decrease in the non-service components of net periodic benefit costs. In the final order on the Company's non-gas rate increase, the SCC allowed Roanoke Gas to defer financing costs related to the two natural gas transfer stations that will interconnect Roanoke Gas' distribution system with MVP, for potential recovery in future rate proceedings rather than providing a return on the investment under the approved non-gas rates.
Interest expense increased by $60,505, or 6%, due to a 28% increase in total average debt outstanding between quarters. The higher borrowing levels derived from the ongoing investment in MVP and financing expenditures in support of Roanoke Gas' capital budget are partially offset by a 14% reduction in the weighted average interest rate and capitalization of the interest component of AFUDC related to the two interconnect stations with the MVP.
Roanoke Gas' interest expense increased by $62,839 as total average debt outstanding increased by $10,300,000 associated with the issuance of a $10,000,000 unsecured note. The average interest rate decreased from 3.90% to 3.84% between periods. In addition, Roanoke Gas reduced interest expense related to the capitalization of $14,000 for the interest portion of AFUDC. The equity component of AFUDC is included in other income (expense), net.
Midstream's interest expense decreased by $2,334 as total average debt outstanding increased by $14,600,000 associated with cash investments in the MVP. However, the decline in the average interest rate from 3.69% to 2.52% related to the reduction in the variable interest rate on Midstream's credit facility more than offset the effect of increased debt balances.
Income tax expense increased by $56,982 corresponding to an increase in taxable income. The effective tax rate was 24.9% and 23.2% for the three month periods ended June 30, 2020 and 2019, respectively. Both periods included the amortization of excess deferred taxes.
Nine Months Ended June 30, 2020:
Net income increased by $2,651,023, or 32%, for the nine months ended June 30, 2020, compared to the same period last year due to the impact of the non-gas rate increase and the earnings on the MVP investment, more than offsetting increases in non-gas expenses.
The tables below reflect operating revenues, volume activity and heating degree-days.

	Nine Months Ended June 30,
	2020	2019	Increase / (Decrease)	Percentage
Operating Revenues
Gas Utility	$52,757,778	$57,630,278	$(4,872,500)	(8)%
Non utility	537,324	544,378	(7,054)	(1)%
Total Operating Revenues	$53,295,102	$58,174,656	$(4,879,554)	(8)%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	5,874,218	6,408,144	(533,926)	(8)%
Transportation and Interruptible	3,030,987	2,217,651	813,336	37%
Total Delivered Volumes	8,905,205	8,625,795	279,410	3%
HDD (Unofficial)	3,561	3,790	(229)	(6)%

Operating revenues for the nine months ended June 30, 2020 declined from the same period last year due to a 8% reduction in residential and commercial volumes, lower natural gas commodity prices and reduced SAVE Plan revenue more than offsetting the increase in non-gas rates and higher transportation volumes. The weather sensitive residential and commercial natural gas deliveries declined by 8%, corresponding to a 6% decline in the number of heating degree days during the period. The average commodity price of natural gas delivered for the first nine months of fiscal 2020 was 31% per decatherm lower than the same period last year due to available supplies and higher storage levels from a mild winter. SAVE Plan revenues declined by $507,974 as the SAVE Rider reset effective January 1, 2019, and all qualifying SAVE Plan investments through December 31, 2018 were included in rate base and used to derive the new non-gas base rates. For the first three months of fiscal 2019, SAVE Plan revenues represented a return on an accumulation of 5 years of SAVE investment. Subsequent to January 1, 2019, the SAVE Plan investments reset and currently include only 1.5 years of qualifying investments on which to earn a return. As the Company placed into effect new interim non-gas base rates on January 1, 2019, revenues for the current fiscal year reflect the

RGC RESOURCES, INC. AND SUBSIDIARIES

non-gas rate increase for the entire period, while the estimated non-gas rate increase was reflected in prior year revenues for the six month period beginning January 1, 2019. Transportation and industrial volumes increased 37% due to one multi-fuel use industrial customer increasing the use of natural gas in its production activities during the period. The extent and duration of the increased natural gas consumption by this customer is unknown.

	Nine Months Ended June 30,
	2020	2019	Increase / (Decrease)	Percentage
Gross Utility Margin
Gas Utility Revenue	$52,757,778	$57,630,278	$(4,872,500)	(8)%
Cost of Gas - Utility	20,531,211	28,810,668	(8,279,457)	(29)%
Gross Utility Margin	$32,226,567	$28,819,610	$3,406,957	12%

Gross utility margins increased from the same period last year primarily as a result of the implementation of the non-gas base rate increase and higher WNA revenues, partially offset by a reduction in SAVE revenues. The new non-gas base rates were in effect for the entire fiscal 2020 period, while only in place since January 1, 2019 for last year. As a result, customer base charge revenues increased by $738,473, while volumetric margin increased by $1,720,869 attributable to 80% of the non-gas base rate increase being allocated to volumetric margin, net of the effect of lower residential and commercial volumes due to warmer weather and the effects from COVID-19. WNA margin increased by $963,147 as weather was nearly 9% warmer than normal compared to 3% warmer than normal for the same period last year and a full year implementation of the non-gas base rate increase in the WNA calculation. SAVE Plan revenues declined by $507,974 as all related SAVE investments were incorporated into the new non-gas base rates effective January 1, 2019. The prior year also included a reserve for excess revenues attributable to the reduction in income tax rates, which were refunded to customers. The current year has no such adjustment as the new non-gas rates incorporate the effect of lower federal income tax rates.
The components of and the change in gas utility margin are summarized below:

	Nine Months Ended June 30,
	2020	2019	Increase / (Decrease)
Customer Base Charge	$10,805,138	$10,066,665	$738,473
Carrying Cost	291,712	345,052	(53,340)
SAVE Plan	819,046	1,327,020	(507,974)
Volumetric	18,898,658	17,177,789	1,720,869
WNA	1,313,540	350,393	963,147
Other Gas Revenues	98,473	76,572	21,901
Excess Revenue Refund	—	(523,881)	523,881
Total	$32,226,567	$28,819,610	$3,406,957

Operations and maintenance expenses increased by $791,050, or 7%, from the same period last year related to the write-off of a portion of the ESAC regulatory assets and increases in compensation costs, cost of professional services and bad debt expense, partially offset by higher capitalized overheads. The final order on the Company's non-gas rate increase directed the Company to write-down $317,000 of ESAC assets that were not subject to recovery. The Company recorded the valuation adjustment in December 2019. Compensation costs increased by $294,000 primarily related to the vesting of officer stock awards. Professional services increased by $179,000 due to a variety of factors including legal assistance in the non-gas rate application, services related to union contract negotiations, network systems support, benefit plan consulting and project support activities. Bad debt expense increased by $102,000 related to COVID-19. With the continuation of the moratorium on terminating gas service on delinquent customers, delinquencies and corresponding bad debt expense are expected to continue in an upward trend. Capitalized overheads increased by $110,000 primarily due to timing of LNG production related to facility upgrades at the plant.
General taxes increased by $99,345, or 6%, primarily associated with higher property taxes on corresponding increases in utility property balances related to ongoing investment in the natural gas distribution facilities.

Depreciation expense increased by $248,801, or 4%, on an increase in utility property balances.

RGC RESOURCES, INC. AND SUBSIDIARIES

Equity in earnings of unconsolidated affiliate increased by $1,449,836, or 71%, as a result of AFUDC related to the increased investment in MVP.
Other income (expense), net increased by $286,463 primarily due to the $205,000 equity portion of AFUDC income, related to the two Roanoke Gas transfer stations that will interconnect with the MVP, and a $76,000 decrease in the non-service components of net periodic benefit costs. The Company recorded AFUDC based on activity retro-active to January 1, 2019, the effective date of the new non-gas rates.
Interest expense increased by $474,552, or 18%, due to a 29% increase in total average debt outstanding for the periods related to the ongoing investment in MVP and Roanoke Gas' infrastructure, partially offset by a reduction in the weighted average interest rate during the period.
Roanoke Gas interest expense increased by $281,941 as total average debt outstanding increased by $9,400,000 associated with debt issuance in December 2019. The average interest rate increased from 3.79% to 3.81% between periods. The increase in interest expense was mitigated by the capitalization of $67,000 for the interest portion of AFUDC as authorized by the SCC in the final order on the non-gas rate increase.
Midstream interest expense increased by $192,611 as total average debt outstanding increased by $15,900,000 associated with its investment in the MVP. The average interest rate decreased from 3.71% to 2.98% due to the decline in the variable interest rate on Midstream's credit facility and the entry into two separate notes with swap rates at 3.24% and 3.14%.
Income tax expense increased by $923,220, or 37%, on a corresponding increase in taxable income. The effective tax rate was 23.9% and 23.3% for the nine months ended June 30, 2020 and 2019, respectively.
Critical Accounting Policies and Estimates
The consolidated financial statements of Resources are prepared in accordance with GAAP. The amounts of assets, liabilities, revenues and expenses reported in the Company’s consolidated financial statements are affected by accounting policies, estimates and assumptions that are necessary to comply with generally accepted accounting principles. Estimates used in the financial statements are derived from prior experience, statistical analysis and management judgments. Actual results may differ significantly from these estimates and assumptions.
The Company considers an estimate to be critical if it is either quantitatively or qualitatively material to the financial statements and requires assumptions to be made that were uncertain at the time the estimate was derived and changes in the estimate are reasonably likely to occur from period to period. The Company increased it provision for bad debts in anticipation of the economic fallout expected from COVID-19. The anticipated impact on customers from the virus and governmental restrictions, combined with the SCC orders prohibiting customer disconnection of utility service, is expected to result in rising customer delinquencies and higher bad debt expense, that could continue through, at least, the remainder of the calendar year. The Company's estimated reserve for bad debts is based on historical activity as well as the evaluation of information currently available, including any relevant trends. Management will continue to evaluate collectability of its receivables and revise its estimate of bad debts as more information becomes available.
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
Asset Management
Roanoke Gas uses a third-party asset manager to manage its pipeline transportation, storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the asset manager pays Roanoke Gas a monthly utilization fee. In accordance with an SCC order issued in 2018, a portion of the utilization fee is retained by the Company with the balance passed through to customers through reduced gas costs. The current asset manager contract has been renewed through March 31, 2022.

RGC RESOURCES, INC. AND SUBSIDIARIES

Equity Investment in Mountain Valley Pipeline

On October 1, 2015, Midstream entered into an agreement to become a 1% member in the LLC. The purpose of the LLC is to construct and operate the MVP.

On November 19, 2019, the Company's Board of Directors approved a pro-rata increase in its participation in MVP. As a result, Midstream's equity interest will increase to approximately 1.03% by the time the pipeline is placed in service and the Company’s total estimated cash investment is expected to range from $57 to $59 million.

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

Total MVP project work is approximately 92% complete. Activity on the MVP has been limited this year to maintaining the infrastructure currently in place and restoration activities. The LLC is working to resolve pending legal and regulatory challenges to or otherwise affecting certain aspects of the project, including actively working with the respective regulatory bodies on the reissuance of water crossing permits that were vacated by the Fourth Circuit as well as the permit to cross a section of the Jefferson National Forest. Until such time as approval is granted, activity on the pipeline will be limited as most of the pipeline work not encompassed in the revoked permits has been completed.

On June 11, 2020, the LLC announced that it is targeting a full in-service date in early 2021 for the MVP project. In connection with the adjusted targeted in-service date, it is expected that the total costs for the MVP project may potentially increase by approximately 5% over the project’s $5.4 billion budget (excluding AFUDC) primarily due to the need to adapt to complex judicial decisions and regulatory changes. Completion of the project in accordance with these targets will require, among other things, timely issuance by the Department of the Interior’s Fish and Wildlife Service of a new Biological Opinion and Incidental Take Statement for the MVP project (and resolution of related litigation), receipt of authorizations from the Bureau of Land Management and U.S. Forest Service and the lifting of the stop work order issued by the FERC, and timely approval of the LLC’s pending Nationwide Permit 12 permits or utilization of alternative permitting authority and/or construction methods to cross streams and wetlands in a manner not requiring a Nationwide Permit 12. The delays in completing the project combined with the increased costs has reduced the expected return on investment.

Midstream entered into the Third Amendment to Credit Agreement and amended the corresponding associated notes to increase the borrowing capacity under the credit facility from $26 million to $41 million and extend the maturity date to December 29, 2022. Under the amended agreement and notes, Midstream will have the financing capacity to meet its MVP funding requirements. If the legal and regulatory challenges are not resolved and/or restrictions are imposed by the government related to COVID-19 that impact future construction, the cost of the MVP and Midstream's capital contributions may increase above current estimates, additional financing may be required, and the in-service date may be extended beyond early 2021.

The current earnings from the MVP investment are attributable to AFUDC income generated by the deployment of capital in the design, engineering, materials procurement, project management and construction of the pipeline. AFUDC is an accounting method whereby the costs of debt and equity funds used to finance infrastructure construction are credited to income and charged to the cost of the project. The level of investment in MVP, as well as the AFUDC, will continue to grow as construction activities continue. When the pipeline is completed and placed into service, AFUDC will cease. Once operational, earnings will be derived from pipeline utilization capacity charges, per contract. It is expected that these future earnings will be below the level of current AFUDC recognized.

In 2018, Midstream became a participant in Southgate, a project to construct a 75-mile pipeline extending from the MVP mainline at the Transco interconnect in Virginia to delivery points in North Carolina. The FERC issued the CPCN for Southgate in June 2020. Midstream is a less than 1% investor in the Southgate project and, based on current estimates, will invest approximately $2.1 million in Southgate. Midstream's participation in the Southgate project is for investment purposes only. Subject to approval by the FERC and other regulatory agencies, the Southgate project is targeted to be placed in-service in 2021.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

Following the completion of the SCC staff audit and the issuance of the hearing examiner's report, the SCC issued its final order on January 24, 2020. The SCC order awarded Roanoke Gas an annualized non-gas rate increase of $7.25 million with approximately 80% of the increase allocated to the volumetric component of rates. The non-gas rate award provided for a 9.44% return on equity but excluded from rates, at the current time, a return on the investment of two interconnect stations with the MVP. In addition, the final order directed the Company to write-off a portion of ESAC assets that were excluded from recovery under the rate award. As a result, in the first quarter the Company expensed an additional $317,000 of ESAC assets above the normal amortization amount. Management submitted its rate design to reflect the increase of $7.25 million in non-gas rates, which was approved by the SCC at the end of January 2020. The Company completed the $3.8 million rate refund in March 2020.

As noted above, the SCC order excluded a return on investment of the two interconnect stations currently under construction that will connect the MVP pipeline into the Company's distribution system; however, the order did provide for the ability to defer financing costs of these investments for future recovery. After conferring with SCC staff regarding proper treatment, the Company now recognizes AFUDC to capitalize both the equity and debt financing costs incurred during the construction phases. The specific time period allowed for the recovery of these costs has yet to be determined; therefore, the Company has taken a conservative position and reflected only the amount of AFUDC incurred since January 1, 2019, the rate award's effective date. If the SCC concludes that the AFUDC applies to an earlier period, the Company will reflect it at that time. The condensed consolidated financial statements for the nine-month period ending June 30, 2020 include $272,000 in AFUDC income, with $205,000 reflected in other income (expense), net and $67,000 as an offset to interest expense.

On March 16, 2020, in response to COVID-19, the SCC issued an order applicable to all utilities operating in Virginia to suspend disconnection of service to all customers until May 15, 2020, which was subsequently extended to August 31, 2020. This order was effective on issuance and also prohibited utilities from assessing late payment fees. Under this order, the Company is unable to disconnect any customer for non-payment of their natural gas service. Therefore, customers that would normally be disconnected for non-payment will continue incurring costs for gas service during the moratorium, resulting in higher potential write-offs. While management expects to experience an increase in bad debts, due to COVID-19-related business closings and higher unemployment, the temporary prohibition to disconnect service will cause bad debts to increase to even higher levels. The Company has increased its provision for bad debts; however, the potential magnitude of the combined impact from the economy and the SCC order on bad debts continues to be uncertain. The Company supports the decision to suspend service disconnections in light of the current economic situation and will work with its customers in making arrangements to keep or bring their accounts current. On April 29, 2020, the SCC issued an order permitting regulated utilities in Virginia to defer certain incremental, prudently incurred costs associated with the COVID-19 pandemic. Management is evaluating this order and the potential application to the Company.

For the WNA year ended March 31, 2020, the Company accrued a total of $2.4 million for additional revenues due to warmer weather, of which $1.8 million was attributable to the current fiscal year. According to the provisions of the Company's WNA rate schedule, the Company submits its annual filing to the SCC for approval of rates to collect any revenue shortfall or refund any excess revenues, which must then be reflected in customers' bills between the months of May and August. However, due to the uncertainty related to COVID-19, management submitted a request to the SCC to delay the customer billing related to the WNA revenues. The Company believed that it was in the best interest of its customers to delay billing at that time. On April 14, 2020, the SCC issued an order granting the Company a waiver of the terms under the WNA rate schedule. As it became apparent that the pandemic would not end before the winter heating season, on June 15, 2020, the Company filed a motion with the SCC requesting that it be allowed to collect the WNA revenues beginning in July 2020 to ensure the WNA billing would be completed before the winter heating season. On June 17, 2020, the Commission granted the Company’s request and the Company began billing the WNA revenues during the three-month period beginning July 2020 through September 2020.

The general rate case application incorporated the effects of tax reform, which reduced the federal tax rate for the Company from 34% to 21%. Roanoke Gas recorded two regulatory liabilities to account for this change in the federal tax rate. The first regulatory liability related to the excess deferred taxes associated with the regulated operations of Roanoke Gas. As Roanoke

RGC RESOURCES, INC. AND SUBSIDIARIES

Gas had a net deferred tax liability, the reduction in the federal tax rate required the revaluation of these excess deferred income taxes to the 21% rate at which the deferred taxes are expected to reverse. The excess net deferred tax liability for Roanoke Gas' regulated operations was transferred to a regulatory liability, while the revaluation of excess deferred taxes on the unregulated operations of the Company were flowed into income tax expense in the first quarter of fiscal 2018. A majority of the regulatory liability for excess deferred taxes was attributable to accelerated tax depreciation related to utility property. In order to comply with the IRS normalization rules, these excess deferred income taxes must be flowed back to customers and through tax expense based on the average remaining life of the corresponding assets, which approximates 28 years. The corresponding balances related to the excess deferred taxes are included in the regulatory liability schedule in Note 14 of the condensed consolidated financial statements in Item 1 of this filing.

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

The Company continues to recover the costs of its infrastructure replacement program through its SAVE Plan. The original SAVE Plan was designed to facilitate the accelerated replacement of aging natural gas pipe by providing a mechanism for the Company to recover the related depreciation and expenses including a return on qualifying capital investment without the filing of a non-gas base rate application. Since the implementation and approval of the original SAVE Plan in 2012, the Company has modified, amended or updated its SAVE Plan each year to incorporate various qualifying projects. In May 2020, the Company filed its most recent SAVE application with the SCC to further amend its SAVE Plan and for approval of a SAVE Rider for the period October 2020 through September 2021. In its application, the Company requested to continue to recover the costs of the replacement of pre-1973 plastic pipe. In addition, the Company requested to include the replacement of certain regulator stations and pre-1971 coated steel pipe as qualifying SAVE projects. The 2021 SAVE Rider is designed to collect approximately $2.3 million, an increase of approximately $1.2 million in annual revenues above the existing SAVE Rider. The Company’s SAVE Plan application also seeks to return approximately $73,000 to customers for the over-collection in revenues that occurred in fiscal 2019. The application is currently pending with the SCC.
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
Cash and cash equivalents decreased by $430,143 for the nine-month period ended June 30, 2020, compared to a $990,934 increase for the same period last year. The following table summarizes the sources and uses of cash:

	Nine Months Ended June 30,
	2020	2019
Cash Flow Summary
Net cash provided by operating activities	$12,826,099	$16,586,517
Net cash used in investing activities	(23,506,062)	(33,296,103)
Net cash provided by financing activities	10,249,820	17,700,520
Increase (decrease) in cash and cash equivalents	$(430,143)	$990,934

The seasonal nature of the natural gas business causes operating cash flows to fluctuate significantly during the year as well as from year to year. Factors, including weather, energy prices, natural gas storage levels and customer collections, contribute to working capital levels and related cash flows. Generally, operating cash flows are positive during the fiscal second and third quarters as a combination of earnings, declining storage gas levels and collections on customer accounts all contribute to higher cash levels. During the fiscal first and fourth quarters, operating cash flows generally decrease due to increases in natural gas storage levels, rising customer receivable balances and construction activity.

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash flow from operating activities for the nine months ended June 30, 2020 decreased by $3,760,418 from the same period in the prior year. The decrease in cash flow provided by operations was primarily driven by changes in regulatory assets and liabilities, net of the effects of net income, accounts receivable and accounts payable.
Changes in regulatory assets and regulatory liabilities, specifically the accrued WNA, PGA and rate refund balances, were the primary drivers of the period over period decrease in cash flows provided by operating activities. Though the SCC issued its final order in January 2020, Roanoke Gas had been billing its customers using interim billing rates since January 2019; therefore, during this time the Company accrued an estimated rate refund for the amount due to customers for the difference between total customer billings at interim rates versus total customer billings at projected final rates. Following SCC approval of final non-gas rates, Roanoke Gas issued refunds in March 2020 to all customers that had been billed at interim rates since January 2019. During the nine-month period ending June 30, 2019, the estimated rate refund increased by $1.5 million thereby providing cash for operations. In contrast, the distribution of the rate refund to customers during the current nine-month period reduced cash available for operations by $3.8 million, resulting in a total net reduction of cash between periods of $5.3 million. As noted in the Regulatory and Tax Reform section above, the Company petitioned the SCC to delay the billing of the $2.4 million WNA receivable at March 31, 2020. The related increase in the WNA receivable balance resulted in a decrease in operating cash of approximately $1.0 million when compared to the same nine-month period in the prior year. The year-over-year change in the PGA resulted in a $3.0 million decrease in cash provided by operations. At September 30, 2018, the Company's PGA was in an under-collected, or receivable, position of approximately $0.9 million. Commodity prices continued to decrease throughout the nine-month period ended June 30, 2019, outpacing the adjustments to the PGA factor and driving an over-collection, or payable, position of $2.2 million at period end, which resulted in a $3.1 million decrease in operating cash. PGA activity was less volatile during the nine-month period ending June 30, 2020, providing an operating cash increase of $0.1 million and netting against the $3.1 million decrease of the prior year.
The aforementioned decreases in operating cash were partially offset by increases generated by net income, accounts receivable and accounts payable. Net income, net of equity in earnings and AFUDC, and depreciation contributed more than $1.2 million in cash as compared to the same period last year. This increase was primarily driven by the January 2019 increase in non-gas base rates, as adjusted in January 2020 per the SCC's final order. The timing of when the non-gas base rate increase was implemented results in the current year being impacted for a full nine-months versus only six-months in the prior year. Accounts receivable reflected a $0.1 million decrease during the current year related to lower gas commodity costs, a warmer heating season, the application of the rate refund to customer balances in March 2020 and the delay in WNA billings. When compared to the $1.4 million increase in accounts receivable balances during the same period of fiscal 2019, it results in an increase in operating cash flows of $1.5 million. Accounts payable reductions, driven by declining natural gas commodity prices, provided over $1.0 million in operating cash period over period.
A summary of the cash provided by operations is provided below:

	Nine Months Ended June 30,
Cash Flow From Operating Activities:	2020	2019	Increase (Decrease)
Net income	$10,893,830	$8,242,807	$2,651,023
Depreciation	6,143,085	5,821,417	321,668
Equity in earnings	(3,488,253)	(2,038,417)	(1,449,836)
AFUDC	(272,108)	—	(272,108)
(Increase) decrease in accounts receivable	122,005	(1,409,234)	1,531,239
Increase in WNA - regulatory assets	(1,313,541)	(297,459)	(1,016,082)
Decrease in accounts payable	(22,445)	(1,057,932)	1,035,487
Increase in over-collections of gas cost - regulatory liabilities	102,546	3,079,834	(2,977,288)
Increase (decrease) in rate refund - regulatory liabilities	(3,827,588)	1,444,807	(5,272,395)
Deferred taxes	1,121,176	(290,705)	1,411,881
Other	3,367,392	3,091,399	275,993
Net Cash Provided by Operations	$12,826,099	$16,586,517	$(3,760,418)

Investing activities are generally composed of expenditures related to investment in the Company's utility plant projects, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG peak shaving plant and distribution system facilities, expanding the natural gas system to meet the demands of customer growth, as well as the continued investment in the MVP. The Company is continuing its focus on SAVE infrastructure replacement projects

RGC RESOURCES, INC. AND SUBSIDIARIES

including the replacement of pre-1973 first generation plastic pipe and extending the natural gas distribution system to unserved areas within the service territory. In addition, the Company is constructing two interconnect stations to access the MVP, which will provide additional gas supply to the Company's distribution system as well as expand gas service into currently unserved areas of Franklin County, Virginia. Total capital expenditures for the nine months ended June 30, 2020 were $17.0 million, compared to $16.6 million during same period last year. Capital expenditures for fiscal 2020 are expected to be near last year's level of approximately $22 million.
Investing cash flows also include the Company's continued funding of its participation in the MVP, with a total cash investment of $6.6 million for the nine months ended June 30, 2020, or $10.1 million less than the corresponding period last year. Total cash investment is expected to be in excess of $57 million for the MVP and $2 million for the Southgate project at the time they are placed into service.
Financing activities generally consist of long-term notes payable and line-of-credit borrowings and repayments, issuance of stock and the payment of dividends. Net cash flows provided by financing activities were $10.2 million, for the nine months ended June 30, 2020, compared to $17.7 million in the same period last year. The decrease in financing cash flows is primarily attributable to reduced capital contributions by Midstream for the MVP investment. During the nine-month period ended June 30, 2020, Midstream borrowed $8.3 million to finance its investment in MVP, compared to $17.6 million for the same period last year. Roanoke Gas also issued $10 million in fixed rate notes in the first half of both fiscal 2020 and 2019, which served to refinance a portion of the line-of-credit balance to provide longer-term funding for its capital expenditures. On March 26, 2020, Roanoke Gas renewed its unsecured line-of-credit agreement, which was scheduled to expire March 31, 2021. The new agreement is for a two-year term expiring March 31, 2022 with a maximum borrowing limit of $28,000,000. Amounts drawn against the agreement are considered to be non-current as the balance under the line-of-credit is not subject to repayment within the next 12-month period. The agreement has a variable-interest rate based on 30-day LIBOR plus 100 basis points and an availability fee of 15 basis points and provides multi-tiered borrowing limits associated with the seasonal borrowing demands of the Company. The Company's total available borrowing limits during the term of the agreement range from $3,000,000 to $28,000,000.

At the Company's annual meeting, held on February 3, 2020, Resources shareholders approved an amendment to the Articles of Incorporation that increased the total number of authorized common shares from 10 million to 20 million. The amendment became effective on February 4, 2020.

On February 14, 2020, Resources filed a prospectus with the SEC utilizing a shelf registration process where the Company may sell shares of common stock, in one or more offerings, of an aggregate amount up to $40,000,000. The prospectus was filed including a supplement allowing the Company to offer a portion of these shares, up to an aggregate of $15,000,000, utilizing the at the market ("ATM") approach as defined in Rule 415 under the Securities Act. The ATM approach allows Resources flexibility in the frequency, timing and amount of share offerings in supplementing its capital funding needs. As of June 30, 2020, no shares had been issued through the ATM.

On December 23, 2019, Midstream amended the credit agreement and corresponding notes that finance its MVP investment. The amended agreement increased the total borrowing capacity under the credit facility to $41,000,000 from its previous limit of $26,000,000 and extended the maturity date to December 29, 2022. The increased limits will allow Midstream to continue funding its investment in MVP until the pipeline is currently projected to be in service. The amendment retained all of the other provisions contained in the previous credit agreements and amendments including the interest rate on the Notes based on 30-day LIBOR plus 1.35%.

On December 6, 2019, Roanoke Gas entered into unsecured notes in the aggregate principal amount of $10,000,000. These notes have a 10-year term with a fixed interest rate of 3.60%. Proceeds from these notes will be used to provide longer-term financing of Roanoke Gas' capital budget.

Management regularly evaluates the Company’s liquidity through a review of its available financing resources. This evaluation has become even more critical due to the COVID-19 pandemic. Management expects to see reductions in its operating cash flows due to expected declines in natural gas consumption and a rise in customer delinquencies and bad debts; however, management believes it has positioned the Company with the financing resources to meet its cash requirements over the next year. The new line-of-credit agreement will continue to provide the needed working capital and the ATM program will allow for supplemental equity funding as market conditions allow. Furthermore, the Company can adjust Roanoke Gas’ capital spending to reduce funding requirements if necessary. In combination, all of these factors should allow the Company to continue to operate effectively and meet its obligations as they occur.

As of June 30, 2020, Resources' long-term capitalization ratio was 44% equity and 56% debt.

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
Interest Rate Risk
The Company is exposed to market risk related to changes in interest rates associated with its borrowing activities. At June 30, 2020, the Company had $2,858,130 outstanding balance under its variable rate line-of-credit with an average balance outstanding during the nine-month period of $2,814,826. The Company also had $24,310,200 outstanding under Midstream's variable-rate term credit facility. A hypothetical 100 basis point increase in market interest rates applicable to the Company’s variable-rate debt outstanding during the nine months ended June 30, 2020 would have resulted in an increase of approximately $187,000 in interest expense for the period. The Company's other long-term debt is at fixed rates or is hedged with interest rate swaps.
Commodity Price Risk
The Company manages the price risk associated with purchases of natural gas by using a combination of LNG storage, underground storage gas, fixed price contracts, spot market purchases and derivative commodity instruments including futures, price caps, swaps and collars.
At June 30, 2020, the Company had no outstanding derivative instruments to hedge the price of natural gas. The Company has commitments to purchase 2.8 million decatherms of natural gas over the next 12 months at fixed prices ranging from $1.77 to $2.62 per decatherm. The Company had 1,474,031 decatherms of gas in storage, including LNG, at an average price of $2.34 per decatherm, compared to 1,421,367 decatherms at an average price of $2.92 per decatherm last year. The SCC currently allows for full recovery of prudent costs associated with natural gas purchases, as any additional costs or benefits associated with the settlement of derivative contracts and other price hedging techniques are passed through to customers when realized through the PGA mechanism.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 4 – CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in reports under the Exchange Act are identified, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management to allow for timely decisions regarding required disclosure.
Through June 30, 2020, the Company has evaluated, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls. There were no control changes during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information
ITEM 1 – LEGAL PROCEEDINGS
No material proceedings.
ITEM 1A – RISK FACTORS
The Company has added the following risk factor to those previously disclosed in Resources' Annual Report on Form 10-K for the year ended September 30, 2019.
Pandemic Outbreak
A pandemic event such as COVID-19 or other similar diseases could cause a significant economic restriction or recession negatively impacting the Company’s financial position, results of operations and cash flows. Depending on the duration of these impacts, the liquidity of the Company could be strained, reducing the Company’s ability to complete infrastructure investments and its ability to safely and reliably serve its customers.
Impact from commercial customers: In an effort to reduce the spread of disease, businesses, either on their own or by government mandates, may close or reduce operations to limit contact with the contagion.  A reduction in business activity could result in lower natural gas consumption for both production activities as well as space heating, thereby reducing our revenues and gross profit.  The closing or reduction in operations by businesses, whether temporary or prolonged, could result in a permanent loss of some commercial customers.

Impact from residential customers: The closing of businesses may result in job layoffs or other reductions in employee numbers, thus reducing or eliminating customers’ ability to pay their utility bills and resulting in increased bad debt expenses.

Impact on suppliers: A pandemic event could reduce the ability of the Company’s suppliers to supply a sufficient level of natural gas limiting our ability to meet customer demands.

Impact to our employees: Orders by government bodies could result in employees of the Company being required to limit contact with our customers or work remotely, thus not allowing them to complete tasks normally requiring a physical presence.  Also, if a significant number of employees were to contract the virus or be quarantined, the Company may not be able to complete key or critical tasks, not limited to, but including key financial, reporting, and operational controls.

Impact from SCC actions: The SCC could issue orders in response to a pandemic event that result in increased regulatory oversight, operational mandates or restrictions on normal business activities. Any such action could result in increased operating costs or other financial or operational burdens that may negatively impact the Company's results of operations or financial position.

Impact on financing capabilities: A prolonged economic shutdown due to a pandemic could stress the banking system, thereby limiting the Company’s ability to obtain financing on favorable terms, which could lead to higher interest expense. Furthermore, a distressed equity market could limit the availability of equity capital through the issuance of Resources stock due to depressed prices and low trading volumes.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
None.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 6 – EXHIBITS

Number	Description
10.1
Change in Control Agreement between RGC Resources, Inc. and Mr. Paul W. Nester effective May 1, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 29, 2020)

10.2
Change in Control Agreement between RGC Resources, Inc. and Mr. Randall P. Burton, II effective May 1, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 29, 2020)

10.3
Change in Control Agreement between RGC Resources, Inc. and Mr. Robert L. Wells, II effective May 1, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 29, 2020)

10.4
Change in Control Agreement between RGC Resources, Inc. and Mr. Carl J. Shockley, Jr. effective May 1, 2020 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 29, 2020)

10.5
Change in Control Agreement between RGC Resources, Inc. and Mr. Lawrence T. Oliver effective May 1, 2020 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on April 29, 2020)

10.6	Amendment No. 1 to Natural Gas Asset Management Agreement between Roanoke Gas Company and Sequent Energy Management LP dated July 31, 2020
14	Revised Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant's current Report on Form 8-K filed on April 29, 2020)
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2020 and September 30, 2019; (ii) Condensed Consolidated Statements of Income for the three months and nine months ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months and nine months ended June 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2020 and 2019; and (vi) Condensed Notes to Condensed Consolidated Financial Statements.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

RGC RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RGC Resources, Inc.

Date: August 5, 2020	By:	/s/ Randall P. Burton, II
Randall P. Burton, II
Vice President, Secretary, Treasurer and CFO
(Principal Financial Officer)