Form 10-K
period 2020-09-30
RGC RESOURCES INC
filed 2020-12-03
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common equity held by non-affiliates of RGC Resources, Inc. as of March 31, 2020, the last business day of the its most recently completed second fiscal quarter, based on the last sale price on that date, as reported by NASDAQ, was approximately $219,692,926.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 25, 2020
Common Stock, $5 Par Value	8,170,701
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the RGC Resources, Inc. Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

ARP	Alternative Revenue Program, regulatory or rate recovery mechanisms approved by the SCC that allow for the adjustment of revenues for certain broad, external factors, or for additional billings if the entity achieves certain performance targets

ASC	Accounting Standards Codification

ASU	Accounting Standards Update as issued by the FASB

Company	RGC Resources, Inc. or Roanoke Gas Company

COVID-19 or Coronavirus	A pandemic disease that causes respiratory illness similar to the flu with symptoms such as coughing, fever, and in more severe cases, difficulty in breathing

CPCN	Certificate of Public Convenience and Necessity

Diversified Energy	Diversified Energy Company, a wholly-owned subsidiary of Resources

DRIP	Dividend Reinvestment and Stock Purchase Plan of RGC Resources, Inc.

DTH	Decatherm (a measure of energy used primarily to measure natural gas)

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act of 1974

ESAC	Eligible Safety Activity Costs, a Virginia natural gas utility’s operation and maintenance expenditures that are related to the development, implementation, or execution of the utility’s integrity management plan or programs and measures implemented to comply with regulations issued by the SCC or a federal regulatory body with jurisdiction over pipeline safety

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FERC	Federal Energy Regulatory Commission

Fourth Circuit	U.S. Fourth Circuit Court of Appeals

GAAP	Accounting Principles Generally Accepted in the United States

HDD	Heating degree day, a measurement designed to quantify the demand for energy. It is the number of degrees that a day’s average temperature falls below 65 degrees Fahrenheit

ICC	Inventory carrying cost revenue, an SCC approved rate structure that mitigates the impact of financing costs on natural gas inventory

IRS	Internal Revenue Service

KEYSOP	RGC Resources, Inc. Key Employee Stock Option Plan

LDI	Liability Driven Investment approach, a strategy which reduces the volatility in the pension plan's funded status and expense by matching the duration of the fixed income investments with the duration of the corresponding pension liabilities

LIBOR	London Inter-Bank Offered Rate

LLC	Mountain Valley Pipeline, L.L.C., a joint venture established to design, construct and operate the Mountain Valley Pipeline and MVP Southgate

LNG	Liquefied natural gas, the cryogenic liquid form of natural gas. Roanoke Gas operates and maintains a plant capable of producing and storing up to 200,000 dth of liquefied natural gas

MGP	Manufactured gas plant

Midstream	RGC Midstream, L.L.C., a wholly-owned subsidiary of Resources created to invest in pipeline projects including MVP and Southgate

MVP	Mountain Valley Pipeline, a FERC-regulated natural gas pipeline project intended to connect the Equitran's gathering and transmission system in northern West Virginia to the Transco interstate pipeline in south central Virginia with a planned interconnect to Roanoke Gas’ natural gas distribution system

Normal Weather	The average number of heating degree days over the most recent 30-year period

PBGC	Pension Benefit Guaranty Corporation

Pension Plan	Defined benefit plan that provides pension benefits to employees hired prior to January 1, 2017 who meet certain years of service criteria

PGA	Purchased Gas Adjustment, a regulatory mechanism, which adjusts natural gas customer rates to reflect changes in the forecasted cost of gas and actual gas costs

Postretirement Plan	Defined benefit plan that provides postretirement medical and life insurance benefits to eligible employees hired prior to January 1, 2000 who meet years of service and other criteria

Resources	RGC Resources, Inc., parent company of Roanoke Gas, Midstream and Diversified Energy

RGCO	Trading symbol for RGC Resources, Inc. on the NASDAQ Global Stock Market

Roanoke Gas	Roanoke Gas Company, a wholly-owned subsidiary of Resources

RSPD	RGC Resources, Inc. Restricted Stock Plan for Outside Directors

RSPO	RGC Resources, Inc. Restricted Stock Plan for Officers

SAVE	Steps to Advance Virginia's Energy, a regulatory mechanism per Chapter 26 of Title 56 of the Code of Virginia that allows natural gas utilities to recover the investment, including related depreciation and expenses and provide return on rate base, in eligible infrastructure replacement projects on a prospective basis without the filing of a formal base rate application

SAVE Plan	Steps to Advance Virginia's Energy Plan, the Company's proposed and approved operational replacement plan and related spending under the SAVE regulatory mechanism

SAVE Rider	Steps to Advance Virginia's Energy Plan Rider, the rate component of the SAVE Plan as approved by the SCC that is billed monthly to the Company’s customers to recover the costs associated with eligible infrastructure projects including the related depreciation and expenses and return on rate base of the investment

SCC	Virginia State Corporation Commission, the regulatory body with oversight responsibilities of the utility operations of Roanoke Gas

SEC	U.S. Securities and Exchange Commission

Southgate	Mountain Valley Pipeline, LLC’s Southgate project, which extends from the MVP in south central Virginia to central North Carolina, of which Midstream holds less than a 1% investment

S&P 500 Index	Standard & Poor’s 500 Stock Index

TCJA	Tax Cuts and Jobs Act of 2017

WNA	Weather Normalization Adjustment, an ARP mechanism which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average

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

	2020
	Customers	Volume	Revenue	Margin
Residential	91.3%	35%	60%	63%
Commercial	8.6%	27%	30%	23%
Industrial	0.1%	38%	8%	12%
Other Utility	0.0%	0%	1%	1%
Other Non-Utility	0.0%	0%	1%	1%
Total Percent	100.0%	100%	100%	100%
Total Value	61,964	10,357,174	$63,075,391	$38,783,925

	2019
	Customers	Volume	Revenue	Margin
Residential	91.2%	39%	58%	60%
Commercial	8.7%	31%	33%	26%
Industrial	0.1%	30%	7%	11%
Other Utility	0.0%	0%	1%	2%
Other Non-Utility	0.0%	0%	1%	1%
Total Percent	100.0%	100%	100%	100%
Total Value	60,741	9,876,493	$68,026,525	$35,205,551

Roanoke Gas’ regulated natural gas distribution business accounted for approximately 98% of Resources total revenues for fiscal years ending September 30, 2020 and 2019. The tables above indicate that residential customers represent over 91% of the Company’s customer total; however, they represent less than 40% of the total gas volumes delivered and more than half of the Company’s consolidated revenues and margin. Industrial customers include primarily transportation customers that purchase their natural gas requirements directly from a supplier other than the Company and utilize Roanoke Gas’ natural gas distribution system for delivery to their operations. Most of the revenue billed for these customers relates only to transportation service, and not to the purchase of natural gas, causing total revenues generated by these deliveries to be approximately 8% of total revenues, although they represent 38% of total natural gas deliveries for the year ended September 30, 2020 and approximately 11% to 12% of margin for each of the years presented.

The Company’s revenues are affected by changes in gas costs as well as by changes in consumption volume due to weather and economic conditions and changes in the non-gas portion of customer billing rates. Increases or decreases in the cost of natural gas are passed on to customers through the PGA mechanism as explained in Note 1 of the Company’s annual consolidated financial statements.

The Company’s residential and commercial sales are seasonal and temperature-sensitive as the majority of the gas sold by Roanoke Gas to these customers is used for heating. For the fiscal year ended September 30, 2020, approximately 59% of the Company’s total DTH of natural gas deliveries and 72% of the residential and commercial deliveries were made in the five-month period of November through March. Total natural gas deliveries were approximately 10.4 million DTH in fiscal 2020 and 9.9 million DTH in fiscal 2019.

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

The Company uses multi-year contracts to meet its natural gas supply needs. The Company currently contracts with Sequent Energy Management, L.P. to manage its pipeline transportation, storage rights, gas supply inventories and deliveries and serve as the primary supplier of natural gas for Roanoke Gas. Natural gas purchased under the asset management agreement is priced at indexed-based market prices as reported in major industry pricing publications. The current contract was extended to March 31, 2022.

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

Competition

The Company’s natural gas utility operates in a regulated, monopolistic environment. Roanoke Gas currently holds the only franchises and/or CPCNs to distribute natural gas in its Virginia service areas. These franchises generally extend for multi-year periods and are renewable by the municipalities, including exclusive franchises in the cities of Roanoke and Salem and the Town of Vinton, Virginia. All three franchise agreements were renewed for a 20-year term, set to expire December 31, 2035. In 2019, the SCC issued a final order granting a CPCN to furnish gas to all of Franklin County. Unlike the CPCNs for the other counties served by Roanoke Gas, the Franklin County CPCN will be terminated within five years of the date of the order if Roanoke Gas does not furnish gas service to the designated service area. Roanoke Gas plans to serve the Franklin County area with natural gas delivered through the MVP once it is placed into service.

Management anticipates that the Company will be able to renew all of its franchises prior to their current expiration date; however, there can be no assurance that a given jurisdiction will not refuse to renew a franchise or will not, in connection with the renewal of a franchise, attempt to impose restrictions or conditions that could adversely affect the Company’s business operations or financial condition. CPCNs, issued by the SCC, are generally of perpetual duration and subject to compliance with regulatory standards.

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

Human Capital Resources

At September 30, 2020, Resources had 101 full-time employees, of which 18 employees, or 18%, belonged to the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial International Union, Local No. 515 and were represented under a collective bargaining agreement. The union has been in place at the Company since 1952. The union and the Company agreed to a new collective bargaining agreement effective August 1, 2020 and expiring on July 31, 2022. Management maintains an amicable relationship with the union.

The Company’s business strategy and ability to serve customers relies on employing talented professionals and attracting, training, developing and retaining a skilled workforce. This is particularly relevant as the Company is facing retirements of key personnel over the next several years.

With respect to the current COVID-19 pandemic, the Company has updated and implemented its pandemic plan to ensure the continuation of safe and reliable service to customers and to maintain the safety of the Company's employees, as well as to incorporate any new governmental guidance and rules and regulations regarding workplace safety. Since the beginning of the pandemic, the Company has been deemed an essential entity by virtue of the utility services provided through Roanoke Gas.

Website Access to Reports

The Company’s website address is www.rgcresources.com. Information appearing on this website is not incorporated by reference in and is not a part of this annual report. The Company files reports with the SEC. A copy of this annual report, as well as other recent annual and quarterly reports are available on the Company's website. You may read and copy these filings with the SEC at the SEC public reference room at 100 F Street, NE, Washington, D.C. 20549. Due to COVID-19, the SEC public reference room is closed until further notice. Questions about information available from the public reference room should be directed to SEC staff at library@sec.gov or by calling 1-202-551-5450. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company’s filings at www.sec.gov.

Item 1A.    Risk Factors

Please carefully consider the risks described below regarding the Company. These risks are not the only ones faced by the Company. Additional risks not presently known to the Company or that the Company currently believes are immaterial may also impair business operations and financial results. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be adversely affected. In such case, the trading price of the Company’s common stock could decline and investors could lose all or part of their investment. The risk factors below are categorized by operational, regulatory, financial and general:

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

Hurricanes, floods, fires and other natural or man-made disasters could damage or inhibit production and/or pipeline transportation facilities, which could result in decreased natural gas supplies. Decreased supplies could result in an inability to meet customer demand, service new franchise areas or lead to higher prices and/or service disruptions. Disasters could increase costs to repair damaged facilities and result in delays to restore service to interrupted customers as well as lead to additional governmental regulations that may limit production activity and/or increase production and transportation costs.

Security incident or cyber-attacks on the Company’s computer or information technology systems.

The Company’s business operations and information technology systems may be vulnerable to an attack by individuals or organizations intending to disrupt the operations of the Company. Such an attack or cyber-security incident on the Company’s information technology systems could result in corruption of the Company’s financial information; the unauthorized release of confidential customer, employee or vendor information; the interruption of natural gas deliveries to our customers; or compromise the safety of our distribution, transmission and storage systems. The Company has implemented policies, procedures and controls to prevent and detect these activities; however, there are no guarantees that Company processes will adequately protect against unauthorized access. In the event of a successful attack, the Company could be exposed to material financial and reputational risks, possible disruptions in natural gas deliveries or a compromise of the safety of the natural gas distribution system, as well as be exposed to claims by persons harmed by such an attack, all of which could materially increase the Company's costs to protect against such risks. Resources maintains cyber-insurance coverage, which does not protect the Company from cyber incidents but does provide some level of protection to mitigate the financial impacts resulting from such attacks.

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

The ability to implement the Company’s business strategy and serve customers is dependent upon employing talented professionals and attracting, training, developing and retaining a skilled workforce. As the Company is facing retirements of key personnel over the next several years, the failure to transition the skills and knowledge of the departing employees to qualified existing or new employees could increase operating costs and expose the Company to other operational, reputational and financial risks.

Geographic concentration of business activities.

The Company's business activities are concentrated in the Roanoke Valley and surrounding areas. Changes in the local economy, politics, regulations and weather patterns or other factors limiting demand for natural gas could negatively impact the Company's existing customer base, leading to declining usage patterns and financial condition of customers. Furthermore, these changes could also limit the Company's ability to serve its customers or add new customers within its service territory. Any of these factors could adversely affect earnings.

Inability to complete necessary or desirable pipeline expansion or infrastructure improvement projects.

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

The Company’s revenues and earnings are dependent upon weather conditions. The Company’s rate structure currently has a WNA factor that results in either a recovery or refund of revenues due to any variation from the 30-year average for heating degree-days. If the provision for the WNA were removed from its rate structure, the Company would be exposed to a much greater risk related to weather variability resulting in earnings volatility. A colder than normal winter could cause the Company to incur higher than normal operating and maintenance costs without the additional revenues to offset the increased costs, as well as higher bad debt expenses, particularly in the context of the current pandemic-related restrictions.

Competition from other energy providers.

The Company competes with other energy providers in its service territory, including those that provide electricity, propane, coal, fuel oil, wind and solar. Price is a significant competitive factor. Higher natural gas costs or decreases in the price of other energy sources may enhance competition and encourage customers to switch to alternative energy sources, thus lowering natural gas deliveries and earnings. Price considerations could also inhibit customer and revenue growth if builders and developers do not perceive natural gas to be a better value than other energy options and elect to install heating systems that use an energy source other than natural gas.

Inability to renew or obtain new franchise agreements or certificates of public convenience.

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

Several federal and state legislative and regulatory initiatives have been proposed in recent years in an attempt to limit the effects of global warming and climate change, including greenhouse gas emissions such as those created by the combustion of fossil fuels such as natural gas. Passage of new environmental legislation or implementation of regulations that mandate reductions in greenhouse gas emissions or other similar restrictions could have a negative effect on the Company’s core operations and its investment in the LLC. Such legislation could impose limitations on greenhouse gas emissions, require funding of new energy efficiency objectives, impose new operational requirements or lead to other additional costs to the Company. Regulations restricting or prohibiting the use of coal as a fuel for electric power generation has increased the demand for natural gas, and could at some point potentially result in natural gas supply concerns and higher costs for natural gas. Legislation or regulations could limit the exploration and development of natural gas reserves, making the price of natural gas less competitive and less attractive as a fuel source for consumers. Future legislation could also place limitations on the amount of natural gas used by businesses and homeowners to reduce the level of emissions, resulting in reduced deliveries and earnings.

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

Although the LLC initially received the necessary federal and state permits to construct the pipeline, progress on the MVP has been hindered by several legal and regulatory obstacles as the Fourth Circuit, FERC and other governmental agencies have issued stays, stop orders or delayed authorizations affecting portions or all of the project pending resolution of issues or concerns raised as the project has progressed. The LLC is currently waiting on resolution of the Fourth Circuit's stay of the Nationwide Permit 12 imposed in October 2020 preventing the pipeline from crossing streams and wetlands. FERC has not yet granted a revised authorization to complete construction work in a 25 mile section of the pipeline route. The LLC also needs authorizations from the Bureau of Land Management and the United States Forest Service and resolution of challenges to the Biological Opinion and Incidental Take Statement issued by the U.S. Fish and Wildlife Service.

Several of the prior issues have been resolved; however, the ongoing obstacles as discussed above continue to cause delays in construction and have resulted in significantly higher projected costs and an extended targeted in-service date for the pipeline. These cost overruns may not be approved for recovery or be recovered through other regulatory mechanisms, and the LLC could be obligated to make delay or termination payments or be responsible for other contractual damages. The LLC could also experience the loss of tax incentives, or delayed or diminished returns, and could be required to write-off all or a portion of its investment in the project. New or extended regulatory, legislative or judicial actions or challenges could lead to additional delays and even higher costs, which could affect future returns for the LLC and materially impact Resources consolidated financial position and results of operation.

In addition, there are numerous risks facing the LLC, which can adversely affect the Company's earnings and financial performance through its investment. The LLC's ability to retain contract crews to complete construction of the pipeline, the inability to obtain or renew ancillary licenses, rights-of-way, permits or other approvals and opposition from pipeline opponents and environmental groups could all influence the successful completion of the pipeline. Should the LLC be unable to adequately address these issues, the LLC’s business, financial condition, results of operations and prospects could be adversely affected, which could materially impact the financial condition and results of operations of the Company. Any failure to negotiate successful project development agreements for new facilities with third parties could have similar results.

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

Pandemic Outbreak.

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

Impact from commercial customers: In an effort to reduce the spread of disease, businesses, either on their own or by government mandates, may close or reduce operations to limit contact with the contagion. A reduction in business activity could result in lower natural gas consumption for both production activities as well as space heating, thereby reducing revenues and gross profit. The closing or reduction in operations by businesses, whether temporary or prolonged, could result in a permanent loss of some commercial customers.

Impact from residential customers: The closing of businesses may result in job layoffs or other reductions in employee numbers and/or working hours, thus reducing or eliminating customers’ ability to pay their utility bills and resulting in increased bad debt expense.

Impact on suppliers: A pandemic event could reduce the ability of the Company’s suppliers to supply a sufficient level of natural gas limiting our ability to meet customer demands.

Impact to the Company's employees: Orders by government bodies could result in employees of the Company being required to limit contact with customers or work remotely, thus not allowing them to complete tasks normally requiring a physical presence. Also, if a significant number of employees were to contract the virus or be quarantined, the Company may not be able to complete key or critical tasks, not limited to, but including key financial, reporting, and operational controls.

Impact from SCC actions: The SCC could issue orders in response to a pandemic event that result in increased regulatory oversight, operational mandates or restrictions on normal business activities. Any such action could result in increased operating costs or other financial or operational burdens that may negatively impact the Company's results of operations or financial position.

Impact on financing capabilities: A prolonged economic shutdown due to a pandemic could stress the banking system, thereby limiting the Company’s ability to obtain financing on commercially reasonable terms, which could lead to higher interest costs. Furthermore, a distressed equity market could limit the ability to raise capital through the issuance of Resources’ equity instruments due to depressed prices and low trading volumes.

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

The Company's long-term debt obligations and bank line-of-credit contain financial covenants. Noncompliance with any of these covenants could result in an event of default which, if not cured or waived, could accelerate payment on outstanding debt obligations or cause prepayment penalties. In such an event, the Company may not be able to refinance or repay all of its indebtedness, pay dividends or have sufficient liquidity to meet operating and capital expenditure requirements. Any such acceleration would cause a material adverse change in the Company's financial condition.

Post-retirement benefits and related funding of obligations.

The costs of providing defined benefit pension and retiree medical plans are dependent on a number of factors such as the rates of return on plan assets, discount rates used in determining plan liabilities, the level of interest rates used to measure the required minimum funding levels of the plan, future government regulation, changes in life expectancy, and required or voluntary contributions made to the plan. Changes in actuarial assumptions and differences between the assumptions and actual results, as well as a significant decline in the value of investments that fund these plans, if not offset or mitigated by a decline in plan liabilities, could increase the expense of these plans and require significant additional funding. Although the Company has soft-frozen both plans to limit future growth in each plan's liabilities, ongoing funding obligations and expenses could have a material impact on the Company's financial position, results of operation and cash flows.

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

GENERAL RISKS

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

The Company currently has liability and property insurance to cover a variety of exposures and risks. The insurance policies supporting said coverages are subject to certain limits and deductibles. Insurance coverage for risks against which the Company and its industry peers typically insure may not be offered in the future or such policies may expand exclusions that limit the amount of coverage or remove certain risks completely as insured events. Furthermore, litigation awards continue to increase and the limits of insurance may not keep pace accordingly. The proceeds received from any such insurance may not be paid in a timely manner. The occurrence of any of the foregoing could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Included in “Utility Property” on the Company’s consolidated balance sheet are storage plant, transmission plant, distribution plant and general plant of Roanoke Gas as categorized by natural gas utilities. The Company has approximately 1,144 miles of transmission and distribution pipeline with transmission and distribution plant representing 88% of the total utility plant investment. The transmission and distribution pipelines are located on or under public roads and highways or private property for which the Company has obtained the legal authorization and rights to operate.

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

	Range of Bid Prices		Cash Dividends
Year Ending September 30, 2020	High	Low	Declared
First Quarter	$30.00	$27.53	$0.1750
Second Quarter	31.98	24.55	0.1750
Third Quarter	28.85	23.15	0.1750
Fourth Quarter	24.86	22.58	0.1750

Year Ending September 30, 2019
First Quarter	$30.71	$24.16	$0.1650
Second Quarter	30.51	26.50	0.1650
Third Quarter	30.52	25.63	0.1650
Fourth Quarter	31.00	26.46	0.1650

As of November 25, 2020, there were 1,058 holders of record of the Company’s common stock. This number does not include all beneficial owners of common stock who hold their shares in “street name."

A summary of the Company’s equity compensation plans follows as of September 30, 2020:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	51,500	$18.34	493,532
Equity compensation plans not approved by security holders	—	—	—
Total	51,500	$18.34	493,532

Item 6.    Selected Financial Data.

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

COVID-19

COVID-19 and the resulting pandemic continues to have a significant impact on local, state, national and global economies. The actions taken by governments, as well as businesses and individuals, to limit the spread and overcome the virus has significantly disrupted normal activities throughout the Company's service territory. Management has updated and implemented its pandemic plan to ensure the continuation of safe and reliable service to customers and to maintain the safety of the Company's employees. Additionally, the Company regularly evaluates its pandemic plan for adherence to new rules and regulations issued by the Department of Labor and the Occupational Safety and Health Administration regarding workplace safety. Since the beginning of the pandemic, Resources has been deemed an essential entity by virtue of the utility services provided through Roanoke Gas.

As a result of the pandemic, the Company saw a decline in natural gas consumption in most categories of its commercial customers; however, certain industrial customers have increased gas consumption, primarily for use in their business process, more than offsetting the commercial declines. The Company’s volume of gas delivered to residential customers has remained relatively consistent with the prior year. The Company expects a continued overall decline in gas consumption by its commercial customers throughout fiscal 2021.

The SCC issued an order in March 2020, which was extended to October 5, 2020, prohibiting any utility operating in Virginia from disconnecting utility service to customers for non-payment or applying late payment fees to delinquent accounts. During the special session of the Virginia General Assembly, HB5005 was enacted and extended the above moratorium until the Governor determines that the economic and public health conditions have improved such that the prohibition does not need to be in place, or until at least 60 days after such declared state of emergency ends, whichever is sooner. Accordingly, the Company has increased its provision for bad debts, based on information currently available.

Additionally, in April 2020, the SCC issued an order granting potential relief from bad debts and other incremental expenses, directly related to the pandemic. While the Company is tracking these costs and will file for relief with the SCC as appropriate, the full extent of these costs and the impact to the Company's results of operations and financial position remains unpredictable.

The full extent to which the COVID-19 pandemic will impact the Company depends on future developments, which are highly uncertain and cannot be reasonably predicted, including the duration, scope and severity of the pandemic, the increase or reduction in governmental restrictions to businesses and individuals, the potential resurgence of the virus, as well as the timing and efficacy of a vaccine. The longer the pandemic continues, the greater the potential negative financial effect on the Company and its customers. Management believes the economic impact of the pandemic will continue well into calendar 2021.

Cyber Risk

Cyber attacks are a constant threat to businesses and individuals. The Company remains focused on these threats and is committed to safeguarding its information technology systems. These systems contain confidential customer, vendor and employee information as well as important operational financial data. There is risk associated with unauthorized access of this information with a malicious intent to corrupt data, cause operational disruptions or compromise information. Management continuously monitors access to these systems and believes it has security measures in place to protect these systems from cyber attacks and similar incidents; however, there can be no guarantee that an incident will not occur. In the event of a cyber incident, the Company will execute its Security Incident Response Plan. The Company maintains cyber insurance to mitigate financial costs that may result from a cyber incident.

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 62,000 residential, commercial and industrial customers in Roanoke, Virginia, and the surrounding localities, through its Roanoke Gas subsidiary. Roanoke Gas also provides certain unregulated services. As a wholly-owned subsidiary of Resources, Midstream is a more than 1% member in the Mountain Valley Pipeline, LLC. More information regarding the investment in MVP is provided under the Equity Investment in Mountain Valley Pipeline section below. The unregulated operations represent less than 2% of annual revenues of Resources.

The utility operations of Roanoke Gas are regulated by the SCC, which oversees the terms, conditions, and rates to be charged to customers for natural gas service, safety standards, extension of service and depreciation. The Company is also subject to federal regulation from the Department of Transportation in regard to the construction, operation, maintenance, safety and integrity of its transmission and distribution pipelines. FERC regulates the prices for the transportation and delivery of natural gas to the Company's distribution system and underground storage services. In addition, Roanoke Gas is subject to other regulations which are not necessarily industry specific.

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

On October 10, 2018, Roanoke Gas filed a general rate application requesting an annual increase in customer non-gas base rates. Roanoke Gas implemented the interim non-gas rates contained in its rate application for natural gas service rendered to customers on or after January 1, 2019. On January 24, 2020, the SCC issued its final order on the general rate application, granting Roanoke Gas an annualized increase in non-gas base rates of $7.25 million and an authorized rate of return on equity of 9.44%. As a result, the Company refunded $3.8 million to its customers in March 2020, representing the excess revenues collected plus interest for the difference between the final approved rates and the interim rates billed since January 1, 2019. The order also directed the Company to write-down $317,000 of ESAC assets that were not subject to recovery under the final order.

In fiscal 2019, the Company completed its transition to the 21% federal statutory income tax rate as a result of the TCJA that was signed into law in December 2017. Between the enactment of the new tax rates and the Company's implementation of new non-gas rates effective January 1, 2019, the Company was recovering revenues based on a 34% federal income tax rate rather than a 21% federal tax rate. As a result, during this period, the Company recorded a provision for refund related to estimated excess revenues collected from customers for the difference in non-gas rates derived under the lower federal tax rate and the 34% rate included in non-gas rates. Roanoke Gas incorporated the effect of the 21% federal income tax rate with the implementation of new non-gas base rates, as filed in its general non-gas rate application, and refunded the excess revenues associated with the change in the tax rate over a 12 month period ending December 2019. The Company also recorded a regulatory liability related to the excess deferred income taxes on the regulated operations of Roanoke Gas. These excess deferred income taxes are being refunded to customers over a 28-year period. Additional information regarding the TCJA and non-gas base rate award is provided under the Regulatory and Tax Reform section below.
As the Company’s business is seasonal in nature, volatility in winter weather and the commodity price of natural gas, can impact the effectiveness of the Company’s rates in recovering its costs and providing a reasonable return for its shareholders. In order to mitigate the effect of weather variations and other factors not provided for in the Company's base rates, Roanoke Gas has certain approved rate mechanisms in place that help provide stability in earnings, adjust for volatility in the price of natural gas and provide a return on qualified infrastructure investment. These mechanisms include the SAVE Rider, WNA, ICC and PGA.

The Company’s non-gas base rates are designed to allow for the recovery of non-gas related expenses and provide a reasonable return to shareholders. These rates are determined based on the filing of a formal non-gas rate application with the SCC. Generally, investments related to extending service to new customers are recovered through the additional revenues generated by the non-gas base rates currently in place. The investment in replacing and upgrading existing infrastructure is generally not recoverable until a formal rate application is filed to include the additional investment, and new non-gas base rates are approved. The SAVE Plan and Rider provides the Company with the ability to recover costs related to these SAVE qualified infrastructure investments on a prospective basis. The SAVE Plan provides a mechanism through which the Company may recover the related depreciation and expenses and provides a return on rate base of the additional capital investments related to improving the Company's infrastructure until such time a formal rate application is filed to incorporate these investments in the Company's non-gas base rates. With the implementation of new non-gas rates effective January 1, 2019, the SAVE Rider was reset as the cumulative qualifying SAVE Plan investment through December 31, 2018 was incorporated into the non-gas rate application as part of the new non-gas base rates. Accordingly, SAVE Plan revenues declined to $1,272,000 in fiscal 2020 from $1,599,000 in fiscal 2019. Fiscal 2019 included three months of SAVE revenue under the SAVE Plan rates in effect prior to the revenue being incorporated into the new non-gas base rates. In 2017, the Company completed the replacement of all cast iron and bare steel pipe and is continuing its renewal program under the SAVE Plan and Rider by renewing its first generation, pre-1973 plastic pipe. Additional information regarding the SAVE Rider is provided under the Regulatory and Tax Reform section.

The WNA reduces the volatility in earnings due to the variability in temperatures during the heating season. The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when the weather is colder than normal. The WNA allows the Company to recover from its customers the lost margin (excluding gas costs) from the impact of weather that is warmer than normal and correspondingly requires the Company to refund the excess margin earned for weather that is colder than normal. Any billings or refunds related to the WNA are completed following each WNA year end, which runs from April to March. The Company recorded approximately $1,193,000 and $453,000 in additional revenue from the WNA for weather that was approximately 8% and 4% warmer than normal for the fiscal years ended September 30, 2020 and 2019, respectively. As normal weather is based on the most recent 30-year temperature average, the number of heating degree days used to determine normal will change annually as a new year is added to the 30-year period and the oldest year is removed. As a result of adding recent warmer than normal years to replace historical colder years, the number of heating degree days that defines normal has declined from 3,998 in fiscal 2013 to 3,914 when incorporating fiscal 2020 heating degree days.

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

During times of rising gas costs and rising inventory levels, Roanoke Gas recognizes ICC revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and declining inventory balances, Roanoke Gas recognizes less ICC revenue as financing costs are lower. In addition, ICC revenues are impacted by changes in the weighted-average cost of capital. The combination of a 12% reduction in the average cost of gas in storage during fiscal 2020 and a 6% reduction in the ICC factor, resulted in a decline in ICC revenues of approximately $74,000 from fiscal 2019. Based on current storage balances and natural gas futures prices, the average dollar balance of gas in storage in fiscal 2021 should be similar to 2020, which, in combination with a stable ICC factor due to the current low interest rate environment, should result in similar ICC revenues.

The Company's approved billing rates include a component designed to allow for the recovery of the cost of natural gas used by its customers. The cost of natural gas is a pass-through cost and is independent of the non-gas rates of the Company. This rate component, referred to as the PGA, allows the Company to pass along to its customers increases and decreases in natural gas costs incurred by its regulated operations. On at least a quarterly basis, the Company files a PGA rate adjustment request with the SCC to adjust the gas cost component of its rates up or down depending on projected price and activity. Once administrative approval is received, the Company adjusts the gas cost component of its rates to reflect the approved amount. As actual costs will differ from the projections used in establishing the PGA rate, the Company will either over-recover or under-recover its actual gas costs during the period. The difference between actual costs incurred and costs recovered through the application of the PGA is recorded as a regulatory asset or liability. At the end of the annual deferral period, the balance is amortized over an ensuing 12-month period as amounts are reflected in customer billings.

Roanoke Gas is required to submit an Annual Information Filing ("AIF") each year to the SCC. Included as part of this filing is an earnings test, which is required when the Company has certain regulatory assets. If the results of the earnings test indicate that the Company's regulatory earnings exceed the mid-point of its authorized return on equity range, then certain regulatory assets are written-down and recovery accelerated to the point where the actual return for the period adjusts to the mid-point of the range. The Company's earnings test is required for its fiscal year ended September 30, 2020 and must be filed with the SCC by January 2021. As Roanoke Gas' fiscal 2020 earnings exceed the mid-point, the Company accelerated recovery of $525,000 in ESAC assets.

Results of Operations

The analysis on the results of operations is based on the consolidated operations of the Company, which is primarily associated with the utility segment. Additional segment analysis is provided in areas where the investment in affiliates segment (investment in MVP and Southgate) represent a significant component of the comparison.

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

Fiscal Year 2020 Compared with Fiscal Year 2019

The table below reflects operating revenues, volume activity and heating degree days.

Operating Revenues
Year Ended September 30,	2020	2019	Decrease	Percentage
Gas Utilities	$62,408,925	$67,306,260	$(4,897,335)	(7)%
Other	666,466	720,265	(53,799)	(7)%
Total Operating Revenues	$63,075,391	$68,026,525	$(4,951,134)	(7)%

Delivered Volumes
Year Ended September 30,	2020	2019	Increase / (Decrease)	Percentage
Regulated Natural Gas (DTH)
Residential and Commercial	6,419,031	6,901,181	(482,150)	(7)%
Transportation and Interruptible	3,938,143	2,975,312	962,831	32%
Total Delivered Volumes	10,357,174	9,876,493	480,681	5%
Heating Degree Days (Unofficial)	3,623	3,791	(168)	(4)%

Total gas utility operating revenues for the year ended September 30, 2020 decreased by 7% from the year ended September 30, 2019 primarily due to a reduction in residential and commercial volumes, lower natural gas commodity prices and reduced SAVE Plan revenue more than offsetting a full year impact of the non-gas rate increase and higher transportation volumes. The primarily weather sensitive residential and commercial natural gas deliveries declined by 7%, corresponding to a 4% decline in heating degree days during the period, while transportation volumes increased by 32%. After adjusting for WNA, residential volumes declined by more than 2% and commercial volumes fell by more than 6%. These WNA adjusted lower volumes reflect the impact of COVID-19 on local businesses and other entities through closings and reduced operations. The significant increase in transportation and interruptible volumes is attributable to a single multi-fuel use industrial customer that switched its primary fuel source to natural gas due to favorable natural gas commodity price levels; however, this customer's natural gas usage has since returned to prior consumption patterns. The average commodity price of natural gas delivered declined by 29% per decatherm from the same period last year due to available supplies and higher storage levels from a mild winter. SAVE Plan revenues declined by $327,000 as the SAVE Rider reset effective January 1, 2019, and all qualifying SAVE Plan investments through December 31, 2018 were included in rate base and used to derive the new non-gas base rates. For the first three months of fiscal 2019, SAVE Plan revenues represented a return on a five-year accumulation of SAVE investment. Subsequent to January 1, 2019, the SAVE Plan investments reset and currently include less than two years of qualifying investments on which to earn a return. As discussed above, the Company placed new non-gas base rates into effect for natural gas service rendered on or after January 1, 2019, subject to refund. As a result, fiscal 2020 includes a full year of revenues under the new non-gas base rates, while the prior year revenues include only nine-months of the higher non-gas rates.

Other revenues decreased by 7% from the same period last year due to the unregulated operations contract completion. The contract ended in August 2020 and accounted for approximately 75% of other revenues for fiscal 2020. The Company does not currently anticipate pursuing other customers for these services.

Gross Utility Margin

Year Ended September 30,	2020	2019	Increase / (Decrease)	Percentage
Utility revenues	$62,408,925	$67,306,260	$(4,897,335)	(7)%
Cost of gas	23,949,481	32,401,123	(8,451,642)	(26)%
Gross Utility Margin	$38,459,444	$34,905,137	$3,554,307	10%

Gross utility margins increased over last year primarily as a result of implementing the non-gas base rate increase effective January 1, 2019 and higher delivered transportation and interruptible volumes. The new non-gas rates were in effect for the entire fiscal 2020 year compared to only nine months for fiscal 2019. As a result, customer base charge revenues increased by $927,475. Volumetric margin increased by $1,792,553, attributable to 80% of the non-gas base rate increase being allocated to volumetric margin and the single industrial customer previously discussed, net of the effect of lower residential and commercial volumes due to warmer weather and the effects from COVID-19. WNA margin increased by $739,823 as weather was 8% warmer than normal and more than 4% warmer than the same period last year. In addition, the current year WNA margin reflects the pricing from a full year implementation of the higher non-gas rates in the calculation. The prior year also included a reserve for excess revenues attributable to the reduction in the corporate federal income tax rates for the period of October 1, 2018 through December 31, 2018 prior to the implementation of the new non-gas rates. These excess revenues were subsequently refunded to customers in calendar 2019. The current fiscal year has no such adjustment as the new non-gas rates incorporated the effect of the lower federal income tax rate.

The changes in the components of the gross utility margin are summarized below:

	Years Ended September 30,
	2020	2019	Increase / (Decrease)
Customer Base Charge	$14,413,709	$13,486,234	$927,475
SAVE Plan	1,272,070	1,599,281	(327,211)
Volumetric	21,091,007	19,298,454	1,792,553
WNA	1,192,715	452,892	739,823
Carrying Cost	388,607	462,260	(73,653)
Excess Revenues - Tax Reform	—	(523,881)	523,881
Other Revenues	101,336	129,897	(28,561)
Total	$38,459,444	$34,905,137	$3,554,307

Operations and Maintenance Expense - Operations and maintenance expense increased by $2,091,210, or 15%, from prior year primarily due to the accelerated recovery of ESAC regulatory assets, increased bad debt expense, compensation costs and professional services. As previously mentioned, the SCC final order on Roanoke's non-gas base rate increase directed the Company to write-down $317,000 of ESAC assets that were not subject to recovery. In addition to the annual amortization of ESAC assets, Roanoke Gas accelerated the recovery of the remaining $525,000 balance of ESAC assets as a result of the preliminary earnings test performed by the Company. Bad debt expense increased by $336,000 related primarily to the ramifications of COVID-19. With the service cut-off moratorium and delinquencies, the corresponding bad debt expense has continued in an upward trend. Additionally, as the number of COVID cases continue to increase, the negative economic impact is expected to continue resulting in the potential for higher bad debt levels next year. See the Regulatory and Tax Reform section below for more information regarding the moratorium and ESAC assets. Total compensation costs increased by $400,000 primarily due to vesting of officer stock awards. Professional services increased by $323,000 due to a variety of factors including legal assistance provided in the non-gas rate application, services related to union contract negotiations, services related to employee benefit plans, network systems support and other project support activities.

General Taxes - General taxes increased $127,995, or 6%, primarily due to higher property taxes associated with a nearly 9% increase in utility property.
Depreciation - Depreciation expense increased by $436,451, or 6%, corresponding to a similar increase in depreciable utility plant.

Equity in Earnings of Unconsolidated Affiliate - The equity in earnings of the MVP investment increased by $1,794,526 due to AFUDC related to increased investment in the project. The total MVP cash investment in fiscal 2020 was approximately $7.8 million.

Other Income, net - Other income increased by $284,414 primarily due to the $248,000 equity portion of AFUDC income related to the two Roanoke Gas transfer stations that will interconnect with the MVP. The Company recorded AFUDC based on activity retro-active to January 1, 2019 in accordance with the provisions included in the SCC's final rate order on the non-gas base rates as discussed in the Regulatory and Tax Reform section.

Interest Expense - Total interest expense increased by $480,607, or 13%, due to a 28% increase in the average total debt outstanding during the year. This increase is attributed to the continued investment in MVP and financing expenditures in support of Roanoke Gas' capital budget, partially offset by a reduction in the weighted-average interest rate during the period and the capitalization of $82,000 for the interest portion of AFUDC.

Roanoke Gas' interest expense increased by $326,304 as total average debt outstanding increased by $10,200,000 associated with the debt issuance in December 2019 and an increase in the borrowings under the line-of-credit. The average interest rate decreased slightly from 3.80% in fiscal 2019 to 3.76% in fiscal 2020. The increase in interest expense was mitigated by the capitalization of $82,000 related to the interest portion of AFUDC as authorized by the SCC's final order on the non-gas rate increase.

Midstream's interest expense increased by $154,303 as total average debt outstanding increased by $14,400,000 associated with the its investment in MVP. The average interest rate decreased from 3.59% in fiscal 2019 to 2.76% in the current year due to the decline in the variable interest rate on Midstream's credit facility.
Income Taxes - Income tax expense increased by $654,929, or 25%, on a 22% increase in pre-tax earnings. The effective tax rate was 23.8% for fiscal 2020 compared to 23.4% for fiscal 2019. The effective tax rate for both years is below the combined state and federal statutory rate of 25.74% due to the amortization of the excess deferred income taxes and the excess deductions related to the vesting of restricted stock and the exercise of stock options. Income tax expense related to the MVP investment increased by $405,000 due to the significant growth in pre-tax earnings. The majority of the remaining $250,000 increase in income tax expense is related to the increase in pre-tax earnings of Roanoke Gas.

Net Income and Dividends - Net income for fiscal 2020 was $10,564,534 compared to $8,698,412 for fiscal 2019. Basic and diluted earnings per share were $1.30 in fiscal 2020 compared to $1.08 in fiscal 2019. Dividends declared per share of common stock were $0.70 in fiscal 2020 compared to $0.66 in fiscal 2019.

Capital Resources and Liquidity

Due to the capital intensive nature of the utility business, as well as the related weather sensitivity, the Company’s primary capital needs are the funding of its capital projects, investment in MVP, the seasonal funding of its natural gas inventories and accounts receivables and payment of dividends. To meet these needs, the Company primarily relies on its operating cash flows and availability under short-term and long-term credit agreements.

Cash and cash equivalents decreased by approximately $1.3 million in fiscal 2020 compared to an increase of $1.4 million in fiscal 2019. The following table summarizes the categories of sources and uses of cash:

Cash Flow Summary	Years Ended September 30,
	2020	2019
Net cash provided by operating activities	$12,823,903	$14,697,704
Net cash used in investing activities	(30,721,011)	(42,830,005)
Net cash provided by financing activities	16,556,826	29,516,238
Increase (decrease) in cash and cash equivalents	$(1,340,282)	$1,383,937

Cash Flows Provided by Operating Activities:

The seasonal nature of the natural gas business causes operating cash flows to fluctuate significantly during the year, as well as from year to year. Factors, including weather, energy prices, natural gas storage levels and customer collections, all contribute to working capital levels and related cash flows. Generally, operating cash flows are positive during the second and third fiscal quarters as a combination of earnings, declining storage gas levels and collections on customer accounts all contribute to higher cash levels. During the first and fourth fiscal quarters, operating cash flows generally decrease due to the combination of increasing natural gas storage levels and rising customer receivable balances.

Cash flow from operating activities decreased by nearly $1.9 million when compared to the prior year. The decrease in cash flow provided by operations was primarily driven by changes in regulatory assets and liabilities, partially offset by net income and changes in accounts payable.

The table below summarizes the significant operating cash flow components:

	Years Ended September 30,
Cash Flows From Operating Activities:	2020	2019	Increase (Decrease)
Net Income	$10,564,534	$8,698,412	$1,866,122
Non-cash adjustments:
Depreciation	8,126,427	7,600,852	525,575
Equity in earnings	(4,814,874)	(3,020,348)	(1,794,526)
AFUDC	(330,208)	—	(330,208)
Allowance for doubtful accounts	592,398	7,167	585,231
ESAC assets	1,022,195	303,470	718,725
Changes in working capital and regulatory assets and liabilities:
Accounts receivable	(141,482)	(258,024)	116,542
Prepaid income taxes	510,357	(320,297)	830,654
Accounts payable and accrued expenses	659,276	(2,745,377)	3,404,653
Change in over (under) collection of gas costs	(1,895,555)	1,084,735	(2,980,290)
Rate refund	(3,827,589)	2,507,422	(6,335,011)
WNA	1,171,342	(399,956)	1,571,298
Other	1,187,082	1,239,648	(52,566)
Net cash provided by operating activities	$12,823,903	$14,697,704	$(1,873,801)

In 2020, Roanoke Gas issued $3.8 million of refunds related to interim rates that began in fiscal 2019, resulting in a $6.3 million change in operating cash flow. As natural gas commodity prices rapidly declined in 2020, the Company’s gas cost recovery moved from an over-collected position at the end of 2019 to an under-collected position in 2020, driving a $3.0 million decrease in operating cash flow. These significant year-over-year decreases were offset by increases in net income, net of AFUDC earnings, and depreciation. Fiscal 2020 also had non-cash expense for uncollectible accounts and the ESAC accelerated recovery. Colder than normal weather for the WNA period ended September 30, 2020 resulted in a net payable versus a net receivable at September 30, 2019, driving an increase in operating cash flows of $1.6 million. In addition, the $3.4 million operating cash increase from accounts payable and accrued expenses is primarily attributable to changes in natural gas commodity prices year-over-year and fiscal 2019 elevated employee benefit plan funding.

Cash Flows Used in Investing Activities:

Investing activities primarily consist of expenditures related to investment in Roanoke Gas' utility plant, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and gas distribution system facilities and expansion of its natural gas system to meet the demands of customer growth, as well as the continued investment in the MVP. Roanoke Gas' expenditures were approximately $22.9 million and $21.9 million in fiscal 2020 and 2019, respectively. Roanoke Gas renewed 9.6 miles of main and 592 service lines and 8.4 miles of main and 875 service lines in fiscal years 2020 and 2019, respectively. The current SAVE Plan is focused on the replacement of pre-1973 first generation plastic pipe. In addition, Roanoke Gas’ capital expenditures included costs to extend natural gas distribution mains and services to 448 customers in fiscal 2020, compared to 553 customers in fiscal 2019. Roanoke Gas is constructing two gate stations and has nearly completed the extension of the gas distribution system necessary to interconnect with the MVP. Once MVP is operational, these two stations will provide additional natural gas supply to Roanoke Gas' existing customers as well as currently unserved areas. Depreciation covered approximately 35% of the current and prior year's capital expenditures, with the balance provided from other operating cash flows and financing activities.

Capital expenditures are expected to remain at current levels over the next few years as Roanoke Gas continues to focus on its SAVE Plan, which is expected to be completed by 2024. The Company expects to utilize its credit facilities, as well as consider additional equity capital, to meet the funding requirements of these planned expenditures.

Investing cash flows also reflect the 2020 funding of $7.9 million for Midstream's participation in the LLC. Midstream's total expected funding increased to between $60 and $62 million as discussed below, with anticipated cash investment for fiscal 2021 to be approximately $17 million. Funding for the investment in the LLC is provided through the $41 million credit facility and two unsecured notes in the combined amount of $24 million. More information regarding the credit facilities is provided in Note 7 and under the Equity Investment in Mountain Valley Pipeline section below.

Cash Flows Provided by Financing Activities:

Financing activities generally consist of borrowings and repayments under credit agreements, issuance of stock and the payment of dividends. Net cash flows provided by financing activities were $16.6 million and $29.5 million in fiscal 2020 and 2019, respectively. The Company uses its line-of-credit to fund seasonal working capital needs and provide temporary financing for capital projects. The increase in financing cash flows was derived from Midstream's net borrowings of more than $9 million to finance its investment in MVP and the $10 million issuance of notes by Roanoke Gas. The Company also realized $1.8 million from the issuance of stock through DRIP activity and the exercise of options. Cash out-flows for dividend payments exceeded $5.6 million as the annualized dividend rate increased from $0.66 to $0.70 per share. The Company’s consolidated capitalization was 41.7% equity and 58.3% long-term debt at September 30, 2020, exclusive of unamortized debt expense. This compares to 44.5% equity and 55.5% long-term debt at September 30, 2019. The long-term debt as a percent of long-term capitalization increased from last year due to the debt issuances described above compared to retained earnings increases, net of dividend payments.

On March 26, 2020, Roanoke Gas renewed its unsecured line-of-credit agreement, which was scheduled to expire March 31, 2021. The new agreement is for a two-year term expiring March 31, 2022 with a maximum borrowing limit of $28,000,000. Amounts drawn against the agreement are considered to be non-current as the balance under the line-of-credit is not subject to repayment within the next 12-month period. The agreement has a variable-interest rate based on 30-day LIBOR plus 100 basis points and an availability fee of 15 basis points and provides multi-tiered borrowing limits aligned with the Company's seasonal borrowing demand. The Company's total available borrowing limits range from $3,000,000 to $28,000,000.

On December 23, 2019, Midstream entered into the Third Amendment to Credit Agreement ("Amendment") and amendments to the related Promissory Notes ("Notes") with the corresponding banks. The Amendment modified the original Credit Agreement and prior amendments between Midstream and the banks by increasing the total borrowing capacity to $41,000,000 from its previous $26,000,000 limit and extending the maturity date to December 29, 2022. The Amendment retained all of the other provisions contained in the previous credit agreements and amendments including the interest rate on the notes based on a 30-day LIBOR plus 1.35%. The additional limits under the Amendment provide additional financing for the investment in the MVP.

On December 6, 2019, Roanoke Gas entered into unsecured notes in the aggregate principal amount of $10,000,000. These notes have a 10-year term from the date of issue at a fixed interest rate of 3.60%. The proceeds from these notes provided financing for Roanoke Gas' capital budget.

On December 6, 2019, Roanoke Gas amended its existing private shelf facility agreement. This "Second Amendment" pre-authorized the Company to issue notes up to an additional $40,000,000, in aggregate, while also extending the term 3-years. At this time, no funds have been drawn since the amendment.

On September 30, 2020, Roanoke Gas entered into a second private shelf facility agreement for the pre-authorization to issue notes up to $70 million, in aggregate, during the 5-year term of the agreement. No funds have been drawn under the shelf agreement at this time.

At the Company's annual meeting, held on February 3, 2020, Resources shareholders approved an amendment to the Articles of Incorporation that increased the total number of authorized common shares from 10 million to 20 million. The amendment became effective on February 4, 2020.

On February 14, 2020, Resources filed a prospectus with the SEC utilizing a shelf registration process where the Company may sell shares of common stock, in one or more offerings, of an aggregate amount up to $40,000,000. The prospectus was filed including a supplement allowing the Company to offer a portion of these shares, up to an aggregate of $15,000,000, utilizing the at the market ("ATM") approach as defined in Rule 415 under the Securities Act. The ATM approach allows Resources flexibility in the frequency, timing and amount of share offerings in supplementing its capital funding needs. As of September 30, 2020, no shares had been issued through the ATM.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Equity Investment in Mountain Valley Pipeline

On October 1, 2015, Midstream entered into an agreement to become a 1% member in the LLC. The purpose of the LLC is to construct and operate the MVP. On November 19, 2019, the Company's Board of Directors approved a pro-rata increase in its participation in MVP. As a result, based on the midpoint of the targeted total project cost for the MVP discussed below, Midstream's equity interest will increase to approximately 1.03% by the pipeline’s in-service date and the Company’s total estimated cash investment is expected to range from $60 to $62 million.

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

Total MVP project work is approximately 92% complete. Activity on the MVP was limited for most of fiscal 2020 due to legal and regulatory challenges to the project, including the October 2019 FERC issued project-wide order halting forward-construction progress. On October 9, 2020 the FERC partially lifted this order, allowing some upland construction to resume. Although certain permits and authorizations for the MVP project were received in the fourth quarter of fiscal 2020, there remain pending legal and regulatory challenges and authorization requests to, or otherwise affecting, certain aspects of the project and certain of such permits and authorizations, which the LLC is working to resolve.

As of November 3, 2020, based primarily on unanticipated delays during the prime summer and fall 2020 construction seasons resulting from the LLC’s inability to complete MVP project work under Nationwide Permit 12 authority (which was received in September 2020 and subsequently temporarily stayed in October 2020 by the Fourth Circuit Court of Appeals and then further stayed by the Fourth Circuit Court on November 9, 2020) and the continued need for authorization from the FERC to complete construction work on approximately 25 miles of the project route, the full in-service date for the MVP project has been extended to the second half of calendar 2021 at a total project cost of $5.8 billion to $6.0 billion, excluding AFUDC. Completion of the project in accordance with the targeted full in-service date and cost will require, among other things, timely authorization by the FERC to complete construction work in the portion of the project route currently remaining subject to the FERC’s previous stop work order, timely reinstatement of the LLC’s Nationwide Permit 12 permits or utilization of alternative permitting authority and/or construction methods to cross streams and wetlands in a manner not requiring a Nationwide Permit 12, as well as resolution of challenges to the Biological Opinion and Incidental Take Statement issued by the U.S. Fish and Wildlife Service for the MVP project and receipt of authorizations from the Bureau of Land Management and U.S. Forest Service. Due to the uncertainty regarding the timing of permitting and the outcome of any legal challenges, on August 25, 2020, the LLC filed a request with the FERC for an extension of time to complete the MVP project for an additional two years through October 13, 2022. On October 9, 2020, the FERC granted this request.

In December 2019, Midstream entered into the Third Amendment to Credit Agreement and amended the corresponding associated notes to increase the borrowing capacity under the credit facility from $26 million to $41 million and extend the maturity date to December 29, 2022. The amended agreement and notes will provide additional financing capacity for MVP funding; however, due to the ongoing delays, additional financing may be required. If the legal and regulatory challenges are not resolved and/or restrictions are imposed by the government related to COVID-19 that impact future construction, the cost of the MVP and Midstream's capital contributions may increase above current estimates, resulting in additional financing requirements, and a delayed in-service date.

The current earnings from the MVP investment are attributable to AFUDC income generated by the deployment of capital in the design, engineering, materials procurement, project management and construction of the pipeline. AFUDC is an accounting method whereby the costs of debt and equity funds used to finance infrastructure construction are credited to income and charged to the cost of the project. The level of investment in MVP, as well as the AFUDC, will grow as construction activities continue. However, when the pipeline, or a portion of the pipeline, is completed and approved by FERC to be placed into service, recognition of AFUDC income will be reduced proportionally or cease. Once in service, earnings will be derived from cash flows for pipeline utilization capacity charges, per contract. It is expected that Midstream's future earnings will be less than the current level of AFUDC recognized.

In 2018, Midstream became a participant in Southgate, a project to construct a 75-mile pipeline extending from the MVP mainline at the Transco interconnect in Virginia to delivery points in North Carolina. Midstream is a less than 1% investor in the Southgate project and, based on current estimates, will invest approximately $2.1 million in Southgate. Midstream's participation in the Southgate project is for investment purposes only. The FERC issued the CPCN for Southgate in June 2020; however, the FERC, while authorizing the project, directed the Office of Energy Projects to not issue a notice to proceed with construction until necessary federal permits are received for the MVP project and the Director of the Office of Energy Projects lifts the stop work order and authorizes the LLC to continue constructing the MVP project. On August 11, 2020, North Carolina regulators denied the Southgate project's application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization due to uncertainty surrounding the completion of the MVP project, which denial was appealed by the LLC on September 10, 2020. The Southgate project is targeted to be placed in-service in 2022, depending upon, among other things, favorable and timely resolution of the foregoing and other regulatory decisions and processes.

Regulatory and Tax Reform

On October 10, 2018, Roanoke Gas filed a general rate case application requesting an annual increase in customer non-gas base rates. This application incorporated into the non-gas base rates the impact of tax reform, non-SAVE utility plant investment, increased operating costs, recovery of regulatory assets, including all ESAC related costs, and SAVE plan investments and related costs previously recovered through the SAVE rider. Approximately $4.7 million of the rate increase request was attributable to moving the SAVE Plan related revenues into non-gas base rates. The new non-gas base rates were placed into effect for gas service rendered on or after January 1, 2019, subject to refund, pending audit by SCC staff, hearing and final order by the SCC.

Following the completion of the SCC staff audit and the issuance of the hearing examiner's report, the SCC issued its final order on January 24, 2020. The SCC order awarded Roanoke Gas an annualized non-gas rate increase of $7.25 million with approximately 80% of the increase allocated to the volumetric component of rates. The non-gas rate award provided for a 9.44% return on equity but excluded from rates, at the current time, a return on the investment of two interconnect stations with the MVP. In addition, the final order directed the Company to write-off a portion of ESAC assets that were excluded from recovery under the rate award. As a result, in the first quarter the Company expensed an additional $317,000 of ESAC assets above the annual amortization amount. Rates authorized by the SCC's final order required the Company to issue customers $3.8 million in rate refunds, which the Company completed in March 2020.

As noted above, the SCC order excluded a return on investment of the two interconnect stations currently under construction that will connect the MVP pipeline into the Company's distribution system; however, the order did provide for the ability to defer financing costs of these investments for future recovery. After conferring with SCC staff regarding proper treatment, the Company began recognizing AFUDC to capitalize both the equity and debt financing costs incurred during the construction phases retroactive to January 1, 2019, the rate award's effective date. For the fiscal year ended September 30, 2020, the Company included a total of $330,000 in AFUDC income, with $248,000 reflected in other income, net and $82,000 as an offset to interest expense.

On March 16, 2020, in response to COVID-19, the SCC issued an order applicable to all utilities operating in Virginia to suspend disconnection of service to all customers until May 15, 2020. The Commission extended the moratorium on disconnections through October 5, 2020. These moratorium orders prohibited utilities from disconnecting any customer for non-payment of their natural gas service and from assessing late payment fees. Subsequently, during the 2020 special session of the Virginia General Assembly, HB5005 was enacted and extended the moratorium for residential customers until the Governor determines that the economic and public health conditions have improved such that the prohibition does not need to be in place, or until at least 60 days after such declared state of emergency ends, whichever is sooner. Therefore, residential customers that would normally be disconnected for non-payment will continue incurring costs for gas service during the moratorium, resulting in higher potential write-offs. The Company has increased its provision for bad debts for fiscal 2020; however, the potential magnitude of the combined impact from the economy and the moratorium on bad debts continues to be uncertain. The Company supported the decision to suspend service disconnections in light of the current economic situation and continues to work with its customers in making arrangements to keep or bring their accounts current. In April 2020, the SCC issued an order allowing regulated utilities in Virginia to defer certain incremental, prudently incurred costs associated with the COVID-19 pandemic and to apply for recovery at a future date. Formal guidance has not been provided by the SCC at this time. The Company did not defer any costs in 2020 due to the results of its earnings test, described below. In addition, HB5005 provides The Coronavirus Aid, Relief, and Economic Security (CARES) Act's funds to assist customers with past due balances. The amount of funding and the potential impact on bad debt reserves is currently unknown at this time; however, management continues to evaluate the potential application of the order and possible funding relief on the consolidated financial statements.

Roanoke Gas is required to submit an AIF each year to the SCC. Included as part of this filing is an earnings test, which is required when the Company has certain regulatory assets. If the results of the earnings test indicate that the Company's regulatory earnings exceed the mid-point of its authorized return on equity range, then certain regulatory assets are written-down and recovery accelerated to the point where the actual return for the period adjusts to the mid-point of the range. The Company's earnings test is required for its fiscal year ended September 30, 2020 and must be filed with the SCC by January 2021. As Roanoke Gas' fiscal 2020 earnings exceed the mid-point, the Company accelerated recovery of $525,000 in ESAC assets.

The general rate case application incorporated the effects of tax reform, which reduced the federal tax rate for the Company from 34% to 21%. Roanoke Gas recorded two regulatory liabilities to account for this change in the federal tax rate. The first regulatory liability related to the excess deferred taxes associated with the regulated operations of Roanoke Gas. As Roanoke Gas had a net deferred tax liability, the reduction in the federal tax rate required the revaluation of these excess deferred income taxes to the 21% rate at which the deferred taxes are expected to reverse. The excess net deferred tax liability for Roanoke Gas' regulated operations was transferred to a regulatory liability, while the revaluation of excess deferred taxes on the unregulated operations of the Company were flowed into income tax expense in the first quarter of fiscal 2018. A majority of the regulatory liability for excess deferred taxes was attributable to accelerated tax depreciation related to utility property. In order to comply with the IRS normalization rules, these excess deferred income taxes must be flowed back to customers and through tax expense based on the average remaining life of the corresponding assets, which approximates 28 years. The remaining excess deferred taxes not associated with utility property are being collected from customers over a 5-year period. The corresponding balances related to the net excess deferred taxes are included in the regulatory liability schedule in Note 1 of the consolidated financial statements.

The second regulatory liability relates to the excess revenues collected from customers. The non-gas base rates used since the passage of the TCJA in December 2017 through December 2018 were derived from a 34% federal tax rate. As a result, the Company over-recovered from its customers the difference between the federal tax rate at 34% and the 24.3% blended rate in fiscal 2018 and 21% in fiscal 2019. To comply with an SCC directive issued in January 2018,

Roanoke Gas accrued a refund for the excess revenues collected in fiscal 2018 and the first quarter of fiscal 2019. Starting with the implementation of the new non-gas base rates in January 2019, Roanoke Gas began returning the excess revenues to customers over a 12-month period. The refund of the excess revenues was completed in December 2019.

The Company continues to recover the costs of its infrastructure replacement program through its SAVE Plan. The original SAVE Plan was designed to facilitate the accelerated replacement of aging natural gas pipe by providing a mechanism for the Company to recover the related depreciation and expenses including a return on qualifying capital investment without the filing of a non-gas base rate application. Since the implementation and approval of the original SAVE Plan in 2012, the Company has modified, amended or updated its SAVE Plan each year to incorporate various qualifying projects. In May 2020, the Company filed its most recent SAVE application with the SCC to further amend its SAVE Plan and for approval of a SAVE Rider for the period October 2020 through September 2021. In its application, the Company requested to continue to recover the costs of the replacement of pre-1973 plastic pipe. In addition, the Company requested to include the replacement of certain regulator stations and pre-1971 coated steel pipe as qualifying SAVE projects. In September 2020, the SCC issued its order approving the updated SAVE Plan and Rider effective with the October 2020 billing cycle. The new SAVE Rider is designed to collect approximately $2.3 million in annual revenues, an increase from the approximate $1.2 million in annual revenues under the prior SAVE rates. In addition, the approved SAVE Plan includes a refund factor to return approximately $73,000 in SAVE revenue over-collections from 2019.

Roanoke Gas' provision for depreciation is computed principally based on composite rates determined by depreciation studies. These depreciation studies are required to be performed on the regulated utility assets of Roanoke Gas at least every five years. On June 11, 2019, Roanoke Gas filed its current depreciation study, which incorporated all of the new and replacement infrastructure and equipment placed in service since the last study. In September 2019, the SCC administratively approved the depreciation study, which resulted in a very small net reduction in the overall weighted-average composite rate from 3.32% in fiscal 2018 to 3.31% in fiscal 2019 and 3.30% in fiscal 2020. The new depreciation rates were implemented retroactive to October 1, 2018.

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

If, for any reason, the Company ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the Company would remove the applicable regulatory assets or liabilities from the consolidated balance sheet and include them in the consolidated statements of income and comprehensive income for the period in which the discontinuance occurred. The write-down of the ESAC assets is consistent with the provisions of ASC No 980.

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
The Company also bills customers through a SAVE Rider that provides a mechanism to recover on a prospective basis the costs associated with the Company’s expected investment related to the replacement of natural gas distribution pipe and other qualifying projects. As authorized by the SCC, the Company adjusts billed revenues monthly through the application of the WNA model. As the Company's non-gas rates are established based on the 30-year temperature average, monthly fluctuations in temperature from the 30-year average could result in the recognition of more or less revenue than for what the non-gas rates were designed. The WNA authorizes the Company to adjust monthly revenues for the effects of variation in weather from the 30-year average with a corresponding entry to a WNA receivable or payable. At the end of each WNA year, the Company refunds excess revenue collected for weather that was colder than the 30-year average or bills customers for revenue short-fall resulting from weather that was warmer than normal. As required under the provisions of ASC No. 980, the Company recognizes billed revenue related to SAVE projects and from the WNA to the extent such revenues have been earned under the provisions approved by the SCC.

The Company bills its regulated natural gas customers on a monthly cycle. The billing cycle for most customers does not coincide with the accounting periods used for financial reporting. The Company accrues revenue for estimated natural gas delivered to customers but not yet billed during the accounting period. The following month, the unbilled estimate is reversed, the actual usage is billed and a new unbilled estimate is calculated. The consolidated financial statements include unbilled revenue of $1,041,518 and $1,236,384 as of September 30, 2020 and 2019, respectively.

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
Allowance for Doubtful Accounts - The Company evaluates the collectability of its accounts receivable balances based upon a variety of factors including loss history, level of delinquent account balances, collections on previously written off accounts and general economic conditions. The historical model used in valuing reserve for bad debts has been consistently applied over the years and has produced reasonable estimates for valuing the potential loss on customer accounts receivable. With the arrival of COVID-19 and the related economic issues that have resulted from the pandemic, the estimation of bad debt reserves has become more subjective with greater reliance on qualitative assessments and judgement than on quantitative measures. The potential magnitude of bad debts has been significantly increased by the moratorium, which has prevented the Company from disconnecting delinquent customers for non-payment since March 2020. Continuing business closures and employee layoffs compound the difficulty in estimating customers' ability to meet their obligations including payment for their gas service. The inability to limit losses due to the moratorium has significantly affected the Company's ability to estimate the level of bad debt. Furthermore, customers that elect not to pay their gas bill or are fully unable to make payments will continue to increase bad debt levels that would otherwise be limited in the absence of such a mandate.

The Company is committed to working with its customers during these difficult times by providing extended payment terms and assisting customers in finding other sources of financial aid. Furthermore, legislation signed into law in Virginia has provided some potential relief to utilities for the higher bad debt levels. Under the provisions of HB5005, enacted subsequent to the end of the current fiscal year, an allotment of CARES Act funds has been made available to assist Virginia utilities in covering customer delinquent balances. The extent to which these funds will provide relief is uncertain at this time; however, management will take advantage of assistance that will serve both the interest of the Company and its customers.

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

In selecting the discount rate to be used in determining the benefit liability, the Company utilized the FTSE Pension Discount Curve, which incorporate the rates of return on high-quality, fixed-income investments that corresponded to the length and timing of benefit streams expected under both the pension plan and postretirement plan. The Company used a discount rate of 2.47% and 2.44%, respectively, for valuing its pension plan liability and postretirement plan liability at September 30, 2020. These discount rates represent a decline from the 3.03% and 3.00% rates used for valuing the corresponding liabilities at September 30, 2019. The reduction in the discount rates corresponds to the Federal Reserve's actions to support and stimulate the economy through the reduction in interest rates in response to the economic effects arising from COVID. The yield on the 30-year Treasury declined from 2.12% last year to 1.46% at September 30, 2020. Corporate bond rates experienced a similar decline. The decline in the discount rates was the driving force in increasing the benefit obligations of both the pension and the postretirement plan. Mortality assumptions were based on the PRI-2012 Mortality Table with generational mortality improvements using Projection Scale MP-2019 for the current year valuation.

Management has continued to focus on reducing risk in the Company's defined benefit plans with a greater emphasis on pension plan risk. In 2016, the Company offered a one-time, lump-sum payout of the pension benefit to vested former employees who were not receiving payments under the plan. In 2017, the Company implemented a "soft freeze" to the pension plan whereby employees hired on or after January 1, 2017 would not be eligible to participate. Employees hired prior to that date continue to accrue benefits based on compensation and years of service. This "soft freeze" mirrored the strategy in 2000 when the Company implemented a similar freeze in its postretirement plan. The Company has again offered a one-time lump-sum payout option of deferred pension benefits to those current vested terminated employees not currently receiving pension benefits. This offer was made in October 2020 and the lump sum payments made December 1, 2020 totaled $717,197 and removed approximately $965,000 in pension plan liabilities. These strategies have served to limit liability growth.

The Company also has focused on its asset investment strategy. An aggressive funding strategy combined with investment returns have allowed pension plan assets to increase by $11.2 million over the last three years, while liabilities increased by $10.3 million during the same period for the reasons noted above. As of September 30, 2020, the pension plan is 94% funded. Future pension liability growth associated with increasing market value is limited to employees hired prior to the freeze. The Company desired to mitigate the volatility of the pension plan's funded status due the effect of changing interest rates on the pension liability. As the pension liability represents the present value of future pension payments, an increase in the discount rate used to value the pension obligation would reduce the liability while a reduction in the discount rate would lead to an increase in the pension liability. As the pension plan's funded status has continued to exceed 90%, the Company continued to increase the allocation of the plan's assets to fixed income investments as more of the plan's liability change is related to changes in the discount rate and the service accrual portion continues to become less of a factor due to the plan being frozen to new employees. During fiscal 2020, the targeted asset allocation transitioned from 40% equity and 60% fixed income to 30% equity and 70% fixed income. The fixed income portion of the investments are invested using an LDI approach with the fixed income assets invested with a duration that corresponds to the duration of the corresponding liability for benefits. As a result, the valuation of the fixed income investments will move inversely to the corresponding pension liabilities as a result of changes in interest rates, which in turn will reduce the volatility in the plan's funded status and expense. The Company continued to retain a 30% investment in equities to provide asset growth potential to offset the growth in pension liability related to those employees continuing to accrue benefits. The Company will continue to evaluate the investment allocation as the liabilities mature and the funded status continues to improve and make adjustments as necessary. The Company has not made a change in investment allocation for the postretirement plan assets as increasing medical and insurance costs warrant the need for a continued higher allocation to equities for future plan asset growth potential. The postretirement plan assets increased by $1.4 million and liabilities decreased by $0.3 million over the last three-year period.

A summary of the funded status of both the pension and postretirement plans is provided below:

Funded status - September 30, 2020	Pension	Postretirement	Total
Benefit Obligation	$39,998,002	$17,925,409	$57,923,411
Fair value of assets	37,657,631	14,116,253	51,773,884
Funded status	$(2,340,371)	$(3,809,156)	$(6,149,527)

Funded status - September 30, 2019	Pension	Postretirement	Total
Benefit Obligation	$35,550,987	$18,030,399	$53,581,386
Fair value of assets	33,586,671	13,082,610	46,669,281
Funded status	$(1,964,316)	$(4,947,789)	$(6,912,105)

The Company annually evaluates the returns on its targeted investment allocation model as well as the overall asset allocation of its benefit plans. Understanding the volatility in the markets, the Company reviews both plans' potential long-term rate of return with its investment advisors to determine the rates used in each plan's actuarial assumptions. Under the current allocation model for the pension plan, management lowered the long-term rate of return assumption from 5.50% in fiscal 2020 to 5.40% in fiscal 2021 based on the change in the targeted equity allocation of the pension plan assets. The long-term rate of return was virtually unchanged for the postretirement plan at 4.26% as the asset allocation remains at 50% equity and 50% fixed income. Management will continue to re-evaluate the return assumptions and asset allocation and adjust both as market conditions warrant.

Management estimates that, under the current provisions regarding defined benefit pension plans, the Company will have no minimum funding requirements next year. However, the Company currently expects to contribute approximately $500,000 to its pension plan and $400,000 to its postretirement plan in fiscal 2021. The Company will continue to evaluate its benefit plan funding levels in light of funding requirements and ongoing investment returns and make adjustments, as necessary, to avoid benefit restrictions and minimize PBGC premiums.

The following schedule reflects the sensitivity of pension costs to changes in certain actuarial assumptions, assuming that the other components of the calculation remain constant.

Actuarial Assumptions - Pension Plan	Change in Assumption	Increase in Pension Cost	Increase in Projected Benefit Obligation
Discount rate	-0.25%	$161,000	$1,728,000
Rate of return on plan assets	-0.25%	93,000	N/A
Rate of increase in compensation	0.25%	61,000	324,000

The following schedule reflects the sensitivity of postretirement benefit costs from changes in certain actuarial assumptions, while the other components of the calculation remain constant.

Actuarial Assumptions - Postretirement Plan	Change in Assumption	Increase in Postretirement Benefit Cost	Increase in Accumulated Postretirement Benefit Obligation
Discount rate	-0.25%	$42,000	$771,000
Rate of return on plan assets	-0.25%	32,000	N/A
Medical claim cost increase	0.25%	85,000	735,000

Derivatives - The Company may hedge certain risks incurred in its operation through the use of derivative instruments. The Company applies the requirements of FASB ASC No. 815, Derivatives and Hedging, which requires the recognition of derivative instruments as assets or liabilities in the Company’s consolidated balance sheet at fair value. In most instances, fair value is based upon quoted futures prices for natural gas commodities and interest rate futures for interest rate swaps. Changes in the commodity and futures markets will impact the estimates of fair value in the future. Furthermore, the actual market value at the point of realization of the derivative may be significantly different from the values used in determining fair value in prior financial statements. The Company had three interest-rate swaps outstanding at September 30, 2020 related to its three variable rate notes. See Note 7 to the consolidated financial statements for additional information regarding the swaps.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.    Financial Statements and Supplementary Data.

RGC Resources, Inc.
and Subsidiaries

Consolidated Financial Statements
for the Years Ended September 30, 2020 and 2019
and Report of Independent
Registered Public Accounting Firm

RGC RESOURCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
RGC Resources, Inc.
Roanoke, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RGC Resources, Inc. and Subsidiaries (“the Company”) as of September 30, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Blacksburg, Virginia
December 3, 2020

RGC RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2020 AND 2019

	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$291,066	$1,631,348
Accounts receivable, net	3,404,044	3,870,211
Materials and supplies	1,027,191	1,021,882
Gas in storage	5,708,761	6,448,307
Prepaid income taxes	647,623	1,157,980
Regulatory assets	2,503,314	1,521,939
Other	854,562	733,525
Total current assets	14,436,561	16,385,192
UTILITY PROPERTY:
In service	258,342,372	237,786,964
Accumulated depreciation and amortization	(71,386,537)	(67,207,334)
In service, net	186,955,835	170,579,630
Construction work in progress	11,489,258	11,423,326
Utility plant, net	198,445,093	182,002,956
OTHER ASSETS:
Regulatory assets	10,970,094	12,178,853
Investment in unconsolidated affiliates	57,542,805	47,375,459
Other	284,954	411,236
Total other assets	68,797,853	59,965,548
TOTAL ASSETS	$281,679,507	$258,353,696

(Continued)

RGC RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2020 AND 2019

	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Dividends payable	$1,428,268	$1,339,522
Accounts payable	4,442,182	4,483,233
Capital contributions payable	2,512,437	5,024,824
Customer credit balances	1,587,061	880,295
Customer deposits	1,611,476	1,432,031
Accrued expenses	3,565,210	3,448,000
Interest rate swaps	533,795	147,556
Regulatory liabilities	890,313	4,877,603
Total current liabilities	16,570,742	21,633,064
LONG-TERM DEBT:
Notes payable	114,975,200	95,512,200
Line-of-credit	9,143,606	8,172,473
Less unamortized debt issuance costs	(299,175)	(313,315)
Long-term debt net of unamortized debt issuance costs	123,819,631	103,371,358
DEFERRED CREDITS AND OTHER LIABILITIES:
Interest rate swaps	1,689,761	746,785
Asset retirement obligations	7,180,982	6,788,683
Regulatory cost of retirement obligations	12,678,043	11,892,352
Benefit plan liabilities	6,149,527	6,912,105
Deferred income taxes	13,973,762	12,978,523
Regulatory liabilities	10,729,082	10,934,434
Total deferred credits and other liabilities	52,401,157	50,252,882
COMMITMENTS AND CONTINGENCIES (Note 12)
CAPITALIZATION:
Stockholders’ Equity:
Common Stock, $5 par value; authorized 20,000,000 and 10,000,000 shares; issued and outstanding 8,160,058 and 8,073,264 shares in 2020 and 2019, respectively	40,800,290	40,366,320
Preferred stock, no par; authorized 5,000,000 shares; no shares issued and outstanding in 2020 and 2019	—	—
Capital in excess of par value	15,847,121	14,397,072
Retained earnings	35,688,510	30,821,917
Accumulated other comprehensive loss	(3,447,944)	(2,488,917)
Total stockholders’ equity	88,887,977	83,096,392
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$281,679,507	$258,353,696

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
OPERATING REVENUES:
Gas utilities	$62,408,925	$67,306,260
Other	666,466	720,265
Total operating revenues	63,075,391	68,026,525
OPERATING EXPENSES:
Cost of gas - utility	23,949,481	32,401,123
Cost of sales - non utility	341,985	419,851
Operations and maintenance	16,180,229	14,089,019
General taxes	2,194,789	2,066,794
Depreciation and amortization	7,890,725	7,454,274
Total operating expenses	50,557,209	56,431,061
OPERATING INCOME	12,518,182	11,595,464
Equity in earnings of unconsolidated affiliate	4,814,874	3,020,348
Other income, net	636,296	351,882
Interest expense	4,099,158	3,618,551
INCOME BEFORE INCOME TAXES	13,870,194	11,349,143
INCOME TAX EXPENSE	3,305,660	2,650,731
NET INCOME	$10,564,534	$8,698,412
EARNINGS PER COMMON SHARE:
Basic	$1.30	$1.08
Diluted	$1.30	$1.08
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,125,938	8,039,484
Diluted	8,146,666	8,078,950

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
NET INCOME	$10,564,534	$8,698,412
Other comprehensive loss, net of tax:
Interest rate swaps	(987,076)	(894,761)
Defined benefit plans	28,049	(722,488)
OTHER COMPREHENSIVE LOSS, NET OF TAX	(959,027)	(1,617,249)
COMPREHENSIVE INCOME	$9,605,507	$7,081,163

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance - September 30, 2018	$39,973,075	$13,043,656	$27,438,049	$(871,668)	$79,583,112
Net income	—	—	8,698,412	—	8,698,412
Other comprehensive loss	—	—	—	(1,617,249)	(1,617,249)
Exercise of stock options (31,508 shares)	157,540	254,639	—	—	412,179
Cash dividends declared ($0.66 per share)	—	—	(5,314,544)	—	(5,314,544)
Issuance of common stock (47,141 shares)	235,705	1,098,777	—	—	1,334,482
Balance - September 30, 2019	$40,366,320	$14,397,072	$30,821,917	$(2,488,917)	$83,096,392
Net income	—	—	10,564,534	—	10,564,534
Other comprehensive loss	—	—	—	(959,027)	(959,027)
Exercise of stock options (29,992 shares)	149,960	289,548	—	—	439,508
Stock option grants	—	81,380	—	—	81,380
Cash dividends declared ($0.70 per share)	—	—	(5,697,941)	—	(5,697,941)
Issuance costs	—	(147,517)	—	—	(147,517)
Issuance of common stock (56,802 shares)	284,010	1,226,638	—	—	1,510,648
Balance - September 30, 2020	$40,800,290	$15,847,121	$35,688,510	$(3,447,944)	$88,887,977

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,564,534	$8,698,412
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	8,126,427	7,600,852
Cost of retirement of utility plant, net	(544,696)	(443,586)
Stock option grants	81,380	—
Equity in earnings of unconsolidated affiliate	(4,814,874)	(3,020,348)
Allowance for funds used during construction	(330,208)	—
Deferred income taxes	1,122,303	684,028
Other noncash items, net	1,837,089	488,202
Changes in assets and liabilities which provided (used) cash:
Accounts receivable and customer deposits, net	53,213	(122,165)
Inventories and gas in storage	734,237	1,070,896
Regulatory and other assets	(677,488)	(156,799)
Accounts payable, customer credit balances and accrued expenses, net	659,276	(2,745,377)
Regulatory liabilities	(3,987,290)	2,643,589
Total adjustments	2,259,369	5,999,292
Net cash provided by operating activities	12,823,903	14,697,704
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for utility property	(22,916,339)	(21,884,317)
Investment in unconsolidated affiliate	(7,864,859)	(20,965,907)
Proceeds from disposal of utility property	60,187	20,219
Net cash used in investing activities	(30,721,011)	(42,830,005)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line-of-credit	24,341,134	33,735,144
Repayments under line-of-credit	(23,370,002)	(32,923,688)
Proceeds from issuance of unsecured notes	19,463,000	56,269,000
Retirement of notes payable	—	(24,000,000)
Debt issuance expenses	(70,750)	(93,104)
Proceeds from issuance of stock	1,802,639	1,746,661
Cash dividends paid	(5,609,195)	(5,217,775)
Net cash provided by financing activities	16,556,826	29,516,238
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,340,282)	1,383,937
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,631,348	247,411
CASH AND CASH EQUIVALENTS AT END OF YEAR	$291,066	$1,631,348
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,845,382	$3,328,130
Income taxes	1,673,000	2,287,000

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2020 AND 2019

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—RGC Resources, Inc. is an energy services company primarily engaged in the sale and distribution of natural gas. The consolidated financial statements include the accounts of Resources and its wholly owned subsidiaries: Roanoke Gas, Diversified Energy and Midstream. Roanoke Gas is a natural gas utility, which distributes and sells natural gas to approximately 62,000 residential, commercial and industrial customers within its service areas in Roanoke, Virginia and the surrounding localities. The Company’s business is seasonal in nature as a majority of natural gas sales are for space heating during the winter season. Roanoke Gas is regulated by the SCC. Midstream is a wholly-owned subsidiary created primarily to invest in the Mountain Valley Pipeline project. Diversified Energy is inactive.
The Company follows accounting and reporting standards established by the FASB and the SEC.
Under the rules for smaller reporting companies, certain disclosures previously required are reduced or eliminated. As it has met the qualifications under the definition of smaller reporting company, the Company has used the smaller reporting company exceptions.
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

Regulatory assets and liabilities included in the Company’s consolidated balance sheets as of September 30, 2020 and 2019 are as follows:

	September 30
	2020	2019
Assets:
Current Assets:
Regulatory assets:
Accrued WNA revenues	$—	$569,558
Under-recovery of gas costs	1,733,718	—
Under-recovery of SAVE Plan revenues	108,550	—
ESAC assets	—	265,392
Accrued pension and postretirement medical	576,731	602,674
Other deferred expenses	84,315	84,315
Total current	2,503,314	1,521,939
Utility Property:
In service:
Other	11,945	11,945
Construction work in progress:
AFUDC	330,208	—
Other Assets:
Regulatory assets:
Premium on early retirement of debt	1,598,620	1,712,808
Accrued pension and postretirement medical	9,156,546	9,414,695
ESAC assets	—	756,803
Other deferred expenses	214,928	294,547
Total non-current	10,970,094	12,178,853

Total regulatory assets	$13,815,561	$13,712,737
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Over-recovery of gas costs	$—	$161,837
WNA	601,784	—
Over-recovery of SAVE Plan revenues	—	574,181
Rate refund	—	3,827,588
Excess deferred income taxes	205,353	205,353
Other deferred liabilities	83,176	108,644
Total current	890,313	4,877,603
Deferred Credits and Other Liabilities:
Asset retirement obligations	7,180,982	6,788,683
Regulatory cost of retirement obligations	12,678,043	11,892,352
Regulatory liabilities:
Excess deferred income taxes	10,729,082	10,934,434
Total non-current	$30,588,107	$29,615,469

Total regulatory liabilities	$31,478,420	$34,493,072

Amortization of regulatory assets of $1,106,511 and $368,011 for the years ended September 30, 2020 and 2019, respectively, is included in operations and maintenance expense on the consolidated statements of income. See Note 3 for information on accelerated ESAC amortization.

As of September 30, 2020, the Company had regulatory assets in the amount of $13,803,616 on which the Company did not earn a return during the recovery period.

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

Utility plant is composed of the following major classes of assets:

	September 30
	2020	2019
Distribution and transmission	$227,753,620	$209,171,339
LNG storage	14,798,453	13,417,077
General and miscellaneous	15,790,299	15,198,548
Total utility plant in service	$258,342,372	$237,786,964

Provisions for depreciation are computed principally at composite straight-line rates over a range of periods. Rates are determined by depreciation studies which are required to be performed at least every 5 years on the regulated utility assets of Roanoke Gas. In September 2019, the SCC staff approved the Company's most recent depreciation study. The SCC directed the Company to implement the new rates retroactive to October 1, 2018. As a result of the new rates, the composite weighted-average depreciation rate was 3.30% and 3.31% for the years ended September 30, 2020 and 2019, respectively. The implementation of the new depreciation rates reduced total depreciation expense by $32,570 for fiscal 2019 and increased net income by $24,187 or less than $0.01 per share.

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

In fiscal 2020, Roanoke Gas implemented the application of AFUDC related to infrastructure investments associated with two gate stations that will interconnect with the MVP. This treatment allows capitalizing both the equity and debt financing costs during the construction phases. For the year ended September 30, 2020, the Company capitalized $81,629 of debt financing costs and $248,579 of equity financing costs, thereby affecting the interest expense and other income, net lines, respectively, of the related consolidated statements of income. See Note 3 for further information.

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

The following is a summary of the AROs:

	Years Ended September 30
	2020	2019
Beginning balance	$6,788,683	$6,417,948
Liabilities incurred	165,524	177,646
Liabilities settled	(150,345)	(177,755)
Accretion	377,120	370,844
Ending balance	$7,180,982	$6,788,683

Cash, Cash Equivalents and Short-Term Investments—From time to time, the Company will have balances on deposit at banks in excess of the amount insured by the FDIC. The Company has not experienced any losses on these accounts and does not consider these amounts to be at credit risk. As of September 30, 2020, the Company did not have any bank deposits in excess of the FDIC insurance limits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

A reconciliation of changes in the allowance for doubtful accounts is as follows:

	Years Ended September 30
	2020	2019
Beginning balance	$110,743	$103,573
Provision for doubtful accounts	556,112	220,039
Recoveries of accounts written off	139,113	96,614
Accounts written off	(102,828)	(309,483)
Ending balance	$703,140	$110,743

Due to the impact of COVID-19 on businesses and individuals, both bad debt expense and associated allowance for doubtful accounts increased significantly over prior years. See Note 3 for additional information, including regulatory restrictions, that contributed to the increase.

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

Unbilled Revenues—The Company bills its natural gas customers on a monthly cycle; however, the billing cycle period for most customers does not coincide with the accounting periods used for financial reporting. As the Company recognizes revenue when gas is delivered, an accrual is made to estimate revenues for natural gas delivered to customers but not billed during the accounting period. The amounts of unbilled revenue receivable included in accounts receivable on the consolidated balance sheets at September 30, 2020 and 2019 were $1,041,518 and $1,236,384, respectively.

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
Over/Under-Recovery of Natural Gas Costs—Pursuant to the provisions of the Company’s PGA clause, the SCC provides the Company with a method of passing along to its customers increases or decreases in natural gas costs incurred by its regulated operations, including gains and losses on natural gas derivative hedging instruments. On at least a quarterly basis, the Company files a PGA rate adjustment request with the SCC to increase or decrease the gas cost component of its rates, based on projected price and activity. Once administrative approval is received, the Company adjusts the gas cost component of its rates to reflect the approved amount. As actual costs will differ from the projections used in establishing the PGA rate, the Company may either over-recover or under-recover its actual gas costs during the period. Any difference between actual costs incurred and costs recovered through the application of the PGA is recorded as a regulatory asset or liability. At the end of the deferral period, the balance of the net deferred charge or credit is amortized over an ensuing 12-month period as amounts are reflected in customer bills.
Fair Value—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. The Company determines fair value based on the following fair value hierarchy which prioritizes each input to the valuation methods into one of the following three broad levels:
•Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•Level 2 – Inputs other than quoted prices in Level 1 that are either for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3 – Unobservable inputs for the asset or liability where there is little, if any, market activity which require the Company to develop its own assumptions.
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

	Years Ended September 30
	2020	2019
Net Income	$10,564,534	$8,698,412
Weighted-average common shares	8,125,938	8,039,484
Effect of dilutive securities:
Options to purchase common stock	20,728	39,466
Diluted average common shares	8,146,666	8,078,950
Earnings Per Share of Common Stock:
Basic	$1.30	$1.08
Diluted	$1.30	$1.08

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
The Company historically has entered into collars, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. The fair value of these instruments is recorded in the consolidated balance sheets with the offsetting entry to either under- or over-recovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded through the PGA as the SCC allows for full recovery of prudent costs associated with natural gas purchases. At September 30, 2020 and 2019, the Company had no outstanding derivative instruments for the purchase of natural gas.
The Company has three interest rate swaps associated with its variable rate debt. Roanoke Gas has a swap on its $7,000,000 term note that effectively converts the variable interest rate into a 2.30% fixed interest rate. In June 2019, Midstream entered into two variable-rate term notes in the amount of $14,000,000 and $10,000,000 with corresponding swap agreements to convert the variable interest rates into fixed rates of 3.24% and 3.14%, respectively. All swaps qualify as a cash flow hedge with changes in fair value reported in other comprehensive income. Any cash flows from interest rate swaps are classified as interest expense. No portion of the swaps were deemed ineffective during the period.
See Notes 7 and 13 for additional information on the swaps and fair value.

Non-Cash Activity — A non-cash decrease in unconsolidated affiliate and corresponding decrease in capital contributions payable of $2,512,387 and $5,117,942 occurred for the fiscal years ended September 30, 2020 and 2019, respectively.

Other Comprehensive Income (Loss)—A summary of other comprehensive income is provided below:

	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Year Ended September 30, 2020:
Interest rate swaps:
Unrealized losses	$(1,594,126)	$410,328	$(1,183,798)
Transfer of realized losses to interest expense	264,911	(68,189)	196,722
Net interest rate swaps	(1,329,215)	342,139	(987,076)
Defined benefit plans:
Net loss arising during period	$(52,669)	$13,557	$(39,112)
Amortization of actuarial losses	90,441	(23,280)	67,161
Net defined benefit plans	37,772	(9,723)	28,049
Other comprehensive loss	$(1,291,443)	$332,416	$(959,027)
Year Ended September 30, 2019:
Interest rate swaps:
Unrealized losses	$(1,117,595)	$287,669	$(829,926)
Transfer of realized gains to interest expense	(87,309)	22,474	(64,835)
Net interest rate swaps	(1,204,904)	310,143	(894,761)
Defined benefit plans:
Net loss arising during period	$(962,612)	$247,777	$(714,835)
Amortization of actuarial gains	(10,305)	2,652	(7,653)
Net defined benefit plans	(972,917)	250,429	(722,488)
Other comprehensive loss	$(2,177,821)	$560,572	$(1,617,249)

The amortization of actuarial gains or losses are included as a component of net periodic pension and postretirement benefit costs under other income, net.

Composition of AOCI:

	Interest Rate Swaps	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance September 30, 2018	230,624	(1,102,292)	(871,668)
Other comprehensive loss	(894,761)	(722,488)	(1,617,249)
Balance September 30, 2019	(664,137)	(1,824,780)	(2,488,917)
Other comprehensive income (loss)	(987,076)	28,049	(959,027)
Balance September 30, 2020	$(1,651,213)	$(1,796,731)	$(3,447,944)

The reclassification related to the interest rate swap was charged to regulatory liability to offset the adjustment made when revaluing the deferred tax liability of the interest rate swap for the reduction in corporate income tax rates.

Recently Adopted Accounting Standards
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
Recently Issued Accounting Standards
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for and recognizing the effects of reference rate change on financial reporting. The new guidance applies specifically to contracts and hedging relationships that reference LIBOR, or any other referenced rate that is expected to be discontinued due to reference rate reform. The new guidance is effective for the Company through December 31, 2022. Management has not yet completed its evaluation of the new guidance; however, as the Company has several contracts and hedging relationships that currently reference LIBOR, this new guidance could impact the Company's financial position, results of operations, or cash flows for the period through which the ASU is effective.

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

The following tables summarize revenue by customer, product and income statement classification for the years ended September 30:

	2020
	Gas utility	Non-utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$37,022,219	$—	$37,022,219
Commercial	18,387,674	—	18,387,674
Industrial and Transportation	5,188,069	—	5,188,069
Other	489,943	666,466	1,156,409
Total contracts with customers	61,087,905	666,466	61,754,371
Alternative Revenue Programs	1,321,020	—	1,321,020
Total operating revenues	$62,408,925	$666,466	$63,075,391

	2019
	Gas utility	Non-utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$39,519,618	$—	$39,519,618
Commercial	22,562,265	—	22,562,265
Industrial and Transportation	4,770,657	—	4,770,657
Revenue reductions (TCJA) (1)	(523,881)	—	(523,881)
Other	592,156	720,265	1,312,421
Total contracts with customers	66,920,815	720,265	67,641,080
Alternative Revenue Programs	385,445	—	385,445
Total operating revenues	$67,306,260	$720,265	$68,026,525

(1) Accrued refund associated with excess revenue collected in tariff rates associated with the reduction in federal income tax rates.

Gas utility revenues

Substantially all of Roanoke Gas’ revenues are derived from rates authorized by the SCC through its tariffs. Based on its evaluation, the Company has concluded that these tariff-based revenues fall within the scope of ASC 606. Tariff rates represent the transaction price. Performance obligations created under these tariff-based sales include commodity (the cost of natural gas sold to customers) and delivery (transporting natural gas through the Company’s distribution system to customers). The delivery of natural gas to customers results in the satisfaction of the Company’s respective performance obligations over time.

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

Alternative Revenue Program revenues

ARPs, which fall outside the scope of ASC 606, are SCC approved mechanisms that allow for the adjustment of revenues for certain broad, external factors, or for additional billings if the entity achieves certain performance targets. The Company's ARPs include its WNA, which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average, and the SAVE Plan over/under collection mechanism, which adjusts revenues for the differences between SAVE Plan revenues billed to customers and the revenues earned, as calculated based on the timing and extent of infrastructure replacement completed during the period. These amounts are ultimately collected from, or returned to, customers through future rate changes approved by the SCC.

Customer Accounts Receivable

Accounts receivable, as reflected in the consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable (1)	Unbilled revenue (1)	Customer credit balances	Customer deposits
September 30, 2019	$2,590,702	$1,236,384	$880,295	$1,432,031
September 30, 2020	2,343,492	1,041,518	1,587,061	1,611,476
Increase (decrease)	$(247,210)	$(194,866)	$706,766	$179,445
(1) Included in "Accounts receivable, net" in the consolidated balance sheet. Amounts shown net of reserve for bad debts.

The Company had no significant contract assets or liabilities during the period. Furthermore, the Company did not incur any significant costs to obtain contracts.

3.    REGULATORY MATTERS

The SCC exercises regulatory authority over the natural gas operations of Roanoke Gas. Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service, safety standards, service extension, and depreciation.

On October 10, 2018, Roanoke Gas filed a general rate case application requesting an increase in annual customer non-gas base rates. This application incorporated into the non-gas rate the impact of tax reform, non-SAVE utility plant investment, increased operating costs, recovery of regulatory assets associated with eligible safety activity costs and SAVE Plan investments and related costs previously recovered through the SAVE Rider. The new non-gas rates were placed in effect on an interim basis for service rendered on or after January 1, 2019, subject to refund pending audit and final order by the SCC.

On January 24, 2020, the SCC issued its final order on the general rate application. Under the provisions of this order, Roanoke Gas was granted an annualized non-gas rate increase of $7.25 million and provided for a 9.44% return on equity. In addition, the final order directed the Company to write-down a portion of the ESAC assets deemed not eligible for recovery. As a result, ESAC regulatory assets were written down approximately $317,000 in the first quarter of fiscal 2020. In March 2020, the Company completed the refund of $3.8 million for revenues collected from the interim rates in excess of the final approved rates, including interest.

The final order did not provide for a return on Roanoke Gas infrastructure investments associated with two gate stations that will interconnect with the MVP; however, the order did provide for the ability to defer financing costs related to these investments for consideration of future recovery. The Company is deferring these costs through the application of AFUDC, which capitalizes both the equity and debt financing costs during the construction phases. Roanoke Gas applied AFUDC treatment retroactively to January 1, 2019, the date new non-gas rates became effective. The January 1, 2019 date was affirmed by the Commission in its October 1, 2020 order in the Company’s 2019 annual informational filing docket. Amounts capitalized are disclosed in the Utility Plant and Depreciation section of Note 1.

In 2020, Roanoke Gas accelerated amortization of the $525,000 remaining balance of its ESAC assets. This acceleration was the result of the Company's earnings test for fiscal 2020. The SCC requires regulated utilities with certain regulatory assets to perform and submit an annual earnings test. The Company's earnings test is required for its fiscal year ended September 30, 2020 and must be filed with the SCC in January 2021. Specific to ESAC assets, if the results indicate that earnings exceed the mid-point of its authorized return on equity range, the Company must write-down certain regulatory assets to the point where the actual return for the period falls to the mid-point. As Roanoke Gas' fiscal 2020 unadjusted earnings exceeded the mid-point, the Company accelerated amortization of the related ESAC assets.

On March 16, 2020, in response to the COVID-19 pandemic, the SCC issued an order applicable to all utilities operating in Virginia to suspend disconnection of service for non-payment by any customer until May 15, 2020, which was subsequently extended to October 5, 2020. These moratorium orders prohibited utilities from disconnecting any customer for non-payment of natural gas service and also prohibited utilities from assessing late payment fees. As a result, the amount of current receivables and future billings that may ultimately become uncollectible will likely increase. In October 2020, during the special session of the Virginia General Assembly, HB5005 was enacted and extended the moratorium until the Governor determines that the economic and public health conditions have improved such that the prohibition does not need to be in place, or until at least 60 days after such declared state of emergency ends, whichever is sooner. Therefore, the Company has increased its provision for uncollectible accounts, based on information currently available and the expected continued aging of its accounts receivable at September 30, 2020. These estimates are subject to revision as the financial impact of COVID-19 continues to ripple through the economy.

As referenced in Note 8, the TCJA reduced the federal corporate tax rate to 21%. The Company revalued its deferred tax assets and liabilities to reflect the new federal tax rate. Under the provisions of ASC 740, the corresponding adjustment to deferred income taxes generally flows directly to income tax expense. For rate regulated entities such as Roanoke Gas, these excess deferred taxes were originally recovered from its customers based on billing rates derived using a federal income tax rate of 34%. Therefore, the adjustment to the net deferred tax liabilities of Roanoke Gas, to the extent such net deferred tax liabilities are attributable to rate base or cost of service, are refundable to customers. Roanoke Gas began accounting for the refund of these excess deferred taxes in fiscal 2018 along with reflecting a corresponding reduction in income tax expense. As of September 30, 2020, Roanoke Gas had approximately $11,000,000 remaining in the net regulatory liability related to these excess deferred income taxes, the majority of which will be refunded over a 28 year period per IRS normalization requirements.

The Company transitioned to a corporate federal income tax rate of 21% and a combined 25.74% state and federal tax rate in fiscal 2019. In January 2018, the SCC issued a directive requiring the accrual of a regulatory liability for excess revenues collected from customers attributable to the higher federal income tax rate, included as a component of customer billing rates, until such time as the SCC approved revised billing rates incorporating the lower tax rate. The Company refunded the excess revenues associated with the change in the tax rate over a 12-month period ended December 2019.

In June 2019, the Company submitted its updated depreciation study with the SCC staff. The depreciation study, which is based on average remaining service life, resulted in an overall composite weighted-average depreciation rate of 3.31% for fiscal 2019. In September 2019, the SCC staff approved the depreciation study filing and instructed the Company to implement the new rates retroactive to October 1, 2018. As a result, the Company recorded a $32,570 reduction in annual depreciation expense for the fiscal year ended September 30, 2019. See Note 1 for more information.

In May 2020, the Company filed with the SCC its most recent SAVE Plan and Rider update. The SAVE Plan provides a mechanism for the Company to recover the related depreciation and expenses and return on rate base of its infrastructure replacement program. In addition to the continued renewal of first generation plastic mains and related services, coated steel tubing services and specifically identified gate stations, the application proposes that the SAVE Plan be amended to include the renewal or removal of certain regulator stations and the renewal of pre-1971 coated steel mains and coated steel services. In September 2020, the SCC issued a final order on the SAVE Plan authorizing a SAVE Rider that provides up to $2.3 million in revenue in fiscal 2021 for SAVE Plan investment since January 1, 2019 and proposed fiscal 2021 SAVE investment. The SCC also approved the true-up factor to provide for the refund of approximately $73,000 in over-collected balance from the 2019 SAVE Plan.

4.SEGMENT INFORMATION

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

Parent and Other - Parent and other include the unregulated activities of the Company as well as certain corporate eliminations.

Information related to the segments of the Company are provided below:

	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
For the Year Ended September 30, 2020:
Operating revenues	$62,408,925	$—	$666,466	$63,075,391
Depreciation	7,890,725	—	—	7,890,725
Operating income (loss)	12,429,613	(220,194)	308,763	12,518,182
Equity in earnings	—	4,814,874	—	4,814,874
Interest expense	2,730,822	1,368,336	—	4,099,158
Income before income taxes	10,350,946	3,233,233	286,015	13,870,194

As of September 30, 2020:
Total assets	$211,994,364	$57,660,105	$12,025,038	$281,679,507
Gross additions to utility property	22,916,339	—	—	22,916,339
Gross investment in MVP and Southgate	—	7,864,859	—	7,864,859

	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
For the Year Ended September 30, 2019:
Operating revenues	$67,306,260	$—	$720,265	$68,026,525
Depreciation	7,454,274	—	—	7,454,274
Operating income (loss)	11,458,679	(153,149)	289,934	11,595,464
Equity in earnings	—	3,020,348	—	3,020,348
Interest expense	2,404,518	1,214,033	—	3,618,551
Income before income taxes	9,400,869	1,657,988	290,286	11,349,143

As of September 30, 2019:
Total assets	$195,969,019	$47,429,368	$14,955,309	$258,353,696
Gross additions to utility property	21,884,317	—	—	21,884,317
Gross investment in MVP and Southgate	—	20,965,907	—	20,965,907

5.OTHER INVESTMENTS

In October 2015, Midstream, acquired a 1% equity interest in the LLC. In November 2019, the Company's Board of Directors approved a pro-rata increase in Midstream's participation that will increase its equity interest to approximately 1.03% at the MVP's completion. Once in service, the MVP will transport approximately 2 million dth of natural gas per day.
Pipeline construction has been delayed due to regulatory and legal challenges that have restricted the recent focus to maintenance and restoration activities. As a result, the projected cost is expected to range from $5.8 to $6.0 billion, with Midstream's total cash contributions expected to range from $60 and $62 million. The managing partner extended the estimated in-service date to the second half of calendar 2021. The Company is utilizing the equity method to account for the transactions related to the MVP investment and recognizes earnings in proportion to its investment.
In April 2018, the LLC announced the MVP Southgate project, which is an approximately 75 mile pipeline extending from the MVP mainline in Virginia to delivery points in North Carolina. Midstream is a less than 1% investor in the project, which is being accounted for under the cost method. Total project cost is estimated to be nearly $500 million, of which Midstream's portion is estimated to be approximately $2.1 million. The Southgate in-service date is currently targeted for calendar year 2022.
Funding for Midstream's investments in the LLC for both the MVP and Southgate projects is being provided through two variable rate unsecured promissory notes, under a non-revolving credit agreement maturing in December 2022, and two additional notes issued in June 2019. See Note 7 for a schedule of debt instruments.
The Company will participate in the earnings generated from the transportation of natural gas through both pipelines proportionate to its level of investment once the pipelines are placed in service.
The investments in the LLC are included in the consolidated financial statements as follows:

	September 30
Balance Sheet location:	2020	2019
Other Assets:
MVP	$57,183,063	$47,055,426
Southgate	359,742	320,033
Investment in unconsolidated affiliates	$57,542,805	$47,375,459

Current Liabilities:
MVP	$2,501,883	$4,958,260
Southgate	10,554	66,564
Capital contributions payable	$2,512,437	$5,024,824

	Years ended September 30
Income Statement location:	2020	2019
Equity in earnings of unconsolidated affiliate	$4,814,874	$3,020,348

	September 30
	2020	2019
Undistributed earnings, net of income taxes, of MVP in retained earnings	$6,842,702	$3,267,176

    The change in the investment in unconsolidated affiliates is provided below:

	September 30
	2020	2019
Cash investment	$7,864,859	$20,965,907
Change in accrued capital calls	(2,512,387)	(5,117,942)
Equity in earnings of unconsolidated affiliate	4,814,874	3,020,348
Change in investment in unconsolidated affiliates	$10,167,346	$18,868,313

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included:

	Income Statements
	Years Ended September 30,
	2020	2019
AFUDC	$479,586,911	$295,430,776
Net Other Income	714,128	5,655,644
Net Income	$480,301,039	$301,086,420

	Balance Sheets
	September 30
	2020	2019
Assets:
Current Assets	$513,713,429	$485,323,892
Construction Work in Progress	5,536,248,668	4,675,267,389
Other Assets	4,597,441	13,190,816
Total Assets	$6,054,559,538	$5,173,782,097

Liabilities and Equity:
Current Liabilities	$187,581,804	$466,776,233
Noncurrent Liabilities	245,000	—
Capital	5,866,732,734	4,707,005,864
Total Liabilities and Equity	$6,054,559,538	$5,173,782,097

6.    LINE-OF-CREDIT

In March 2020, Roanoke Gas renewed its unsecured line-of-credit agreement, which was scheduled to expire March 31, 2021. The new agreement is for a two-year term expiring March 31, 2022 with a maximum borrowing limit of $28,000,000. Amounts drawn against the agreement are considered to be non-current, as the balance under the line-of-credit is not subject to repayment within the next 12-month period. The agreement has a variable interest rate based on 30-day LIBOR plus 100 basis points, an availability fee of 15 basis points and provides multi-tiered borrowing limits associated with the seasonal borrowing demands of the Company.

The Company's total available borrowing limits for the remaining term are as follows:

As of	Available Line-of-Credit
September 30, 2020	$19,000,000
March 1, 2021	15,000,000
July 20, 2021	20,000,000
September 20, 2021	28,000,000

A summary of the line-of-credit follows:

	September 30
	2020	2019
Available line-of-credit at year-end	$19,000,000	$22,000,000
Outstanding balance at year-end	9,143,606	8,172,473
Highest month-end balance outstanding	12,983,210	15,801,798
Average daily balance	3,286,033	6,049,527
Average rate of interest during year on outstanding balances	2.16%	3.40%
Interest rate at year-end	1.15%	3.02%
Interest rate on unused line-of-credit	0.15%	0.15%

Associated with the line-of-credit is a credit agreement that contains various representations, warranties and covenants including a requirement that the Company maintain an interest coverage ratio of not less than 1.5 to 1 and a long-term debt to long-term capitalization ratio of less than 65%.

7.    LONG-TERM DEBT

In December 2019, Midstream entered into the Third Amendment to its Credit Agreement ("Amendment") and amendments to the related Promissory Notes ("Notes") with the corresponding banks. The Amendment modified the original Credit Agreement and prior amendments between Midstream and the banks by increasing the total borrowing capacity to $41,000,000 from its previous limit of $26,000,000 and extending the maturity date to December 29, 2022. The Amendment retained all of the other provisions contained in the previous credit agreements and amendments including the interest rate on the Notes based on 30-day LIBOR plus 1.35%. The additional limits under the Amendment provide additional financing for the investment in the MVP.

In December 2019, Roanoke Gas entered into unsecured notes in the aggregate principal amount of $10,000,000. These notes have a 10-year term with a fixed interest rate of 3.60%. Proceeds from these notes provided funding for Roanoke Gas' capital budget.

Roanoke Gas also has other unsecured notes at varying fixed interest rates as well as a variable-rate note with interest based on 30-day LIBOR plus 90 basis points. The variable rate note is hedged by a swap agreement, which converts the debt into a fixed-rate instrument with an annual interest rate of 2.30%.

Midstream has two other variable rate notes in the amounts of $14,000,000 and $10,000,000 that are hedged by swap agreements, which effectively convert the interest rates to 3.24% and 3.14%, respectively.

Long-term debt consists of the following:

	September 30
	2020		2019
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior notes payable, at 4.26%, due on September 18, 2034	$30,500,000	$135,157	$30,500,000	$144,811
Unsecured term note payable, at 30-day LIBOR plus 0.90%, November 1, 2021	7,000,000	3,613	7,000,000	6,948
Unsecured term notes payable, at 3.58% due on October 2, 2027	8,000,000	33,712	8,000,000	38,528
Unsecured term notes payable at 4.41%, due on March 28, 2031	10,000,000	32,892	10,000,000	36,272
Unsecured term notes payable at 3.60%, due on December 6, 2029	10,000,000	32,585	—	—
Midstream:
Unsecured term notes payable, at 30-day LIBOR plus 1.35% due December 29, 2022	25,475,200	38,728	16,012,200	59,504
Unsecured term note payable, at 30-day LIBOR plus 1.15%, due June 12, 2026	14,000,000	13,844	14,000,000	16,252
Unsecured term note payable, at 30-day LIBOR plus 1.20%, due June 1, 2024	10,000,000	8,644	10,000,000	11,000
Total notes payable	$114,975,200	$299,175	$95,512,200	$313,315
Line-of-credit, at 30-day LIBOR plus 1.00%, due March 31, 2022	9,143,606	—	8,172,473	—
Total long-term debt	$124,118,806	$299,175	$103,684,673	$313,315

Debt issuance costs are amortized over the life of the related debt. As of September 30, 2020 and 2019, the Company also had an unamortized loss on the early retirement of debt of $1,598,620 and $1,712,808, respectively, which has been deferred as a regulatory asset and is being amortized over a 20 year period.
All of the debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that require the ratio of long-term debt to long-term capitalization to not exceed 65%. All of the debt agreements except for the line-of-credit provide for priority indebtedness to not exceed 15% of consolidated total assets. The Company was in compliance with all debt covenants as of September 30, 2020 and September 30, 2019.
The aggregate annual maturities of long-term debt for the next five years ending after September 30, 2020 are as follows:

Year Ending September 30	Maturities
2021	$—
2022	16,268,606
2023	25,975,200
2024	9,375,000
2025	—
Thereafter	72,500,000
Total	$124,118,806

8.    INCOME TAXES

As a result of the TCJA enacted in January 2018, the Company's statutory federal income tax rate is 21% in fiscal 2020 and 2019, respectively.

Under the provisions of ASC 740 - Income Taxes, the deferred tax assets and liabilities of the Company were revalued in fiscal 2018 to reflect the reduction in the corporate federal income tax rate. The result of this revaluation was a reduction in the net deferred tax liability of approximately $9 million, including approximately $11.8 million reclassified to regulatory liability, a $3 million gross up to reflect pre-tax basis, and $0.26 million increase in income tax expense related to unregulated operations for fiscal 2018. The excess deferred income taxes are reflected on a pretax basis to appropriately contemplate future tax consequences in the periods when the regulatory liability is settled. The excess deferred taxes related to the depreciable property is being returned to customers through reduced billings over the remaining weighted average useful life of the property with a corresponding reduction in income tax expense. The excess deferred taxes related to the other regulatory basis differences are being collected from customers over a five year period.

The details of income tax expense are as follows:

	Years Ended September 30
	2020	2019
Current income taxes:
Federal	$1,841,124	$1,698,215
State	342,233	268,488
Total current income taxes	2,183,357	1,966,703
Deferred income taxes:
Federal	644,682	272,079
State	477,621	411,949
Total deferred income taxes	1,122,303	684,028
Total income tax expense	$3,305,660	$2,650,731

Income tax expense for the years ended September 30, 2020 and 2019 differed from amounts computed by applying the U.S. federal income tax rate to earnings before income taxes due to the following:

	Years Ended September 30
	2020	2019
Income before income taxes	$13,870,194	$11,349,143
Corporate federal income tax rate	21.0%	21.0%
Income tax expense computed at the federal statutory rate	$2,912,741	$2,383,320
State income taxes, net of federal income tax benefit	647,685	537,545
Net amortization of excess deferred taxes on regulated operations	(162,228)	(212,896)
Tax benefit recognized on stock compensation	(114,984)	(96,499)
Other, net	22,446	39,261
Total income tax expense	$3,305,660	$2,650,731

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

	September 30
	2020	2019
Deferred tax assets:
Allowance for uncollectibles	$180,986	$28,503
Accrued pension and postretirement medical benefits	651,356	782,592
Regulatory effect of change in federal income tax rate	2,814,525	2,867,383
Accrued vacation	140,635	150,882
Over-recovery of gas costs	—	23,979
Cost of gas held in storage	604,962	590,495
Deferred compensation	992,605	803,979
Interest rate swaps	572,343	230,204
Rate refund	—	130,063
Other	97,564	261,125
Total gross deferred tax assets	6,054,976	5,869,205
Deferred tax liabilities:
Utility plant	18,310,474	18,132,022
MVP investment	1,693,075	705,193
Other	25,189	10,513
Total gross deferred tax liabilities	20,028,738	18,847,728
Net deferred tax liability	$13,973,762	$12,978,523

FASB ASC No. 740 - Income Taxes provides for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recognized in the financial statements. The Company has evaluated its tax positions and accordingly has not identified any significant uncertain tax positions. The Company’s policy is to classify interest associated with uncertain tax positions as interest expense in the financial statements. Penalties are netted against other income.
The Company files a consolidated federal income tax return and state income tax returns in Virginia and West Virginia. The federal returns and the state returns for both Virginia and West Virginia for the tax years ended prior to September 30, 2017 are no longer subject to examination.

9.    EMPLOYEE BENEFIT PLANS

The Company sponsors both a noncontributory pension plan and a postretirement plan. The pension plan covers all employees hired prior to January 2017 and benefits fully vest after 5 years of credited service. Benefits paid to retirees are based on age at retirement, years of service and average compensation. Effective January 1, 2017, a "soft freeze" to the pension plan was implemented, and employees hired on or after that date are no longer eligible to participate. Commensurate with the "soft freeze" in the pension plan, the Company amended its 401(k) Plan, allowing management to authorize a discretionary contribution to the 401(k) account for those employees hired on or after January 1, 2017. The amount, if any, of this discretionary contribution would be determined each year and would be applied to the eligible employees at the end of the calendar year. This Company contribution would be in addition to any employee elected deferrals and employer match as provided for under the 401(k) Plan.
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

Employers who sponsor defined benefit plans must recognize the funded status of defined benefit pension and other postretirement plans as an asset or liability in their statements of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income. For pension plans, the benefit obligation is the projected benefit obligation, and for other postretirement plans, the benefit obligation is the accumulated benefit obligation. The Company established a regulatory asset for the portion of the obligation expected to be recovered in rates in future periods. The regulatory asset is adjusted for the recognition of actuarial gains and losses. The portion of the obligation attributable to the unregulated operations of the holding company is recognized in other comprehensive income.
The following tables set forth the benefit obligation, fair value of plan assets, the funded status of the plans, amounts recognized in the Company’s consolidated financial statements and the assumptions used:

	Pension Plan		Postretirement Plan
	2020	2019	2020	2019
Accumulated benefit obligation	$34,821,069	$30,927,973	$17,925,409	$18,030,399
Change in benefit obligation:
Benefit obligation at beginning of year	$35,550,987	$28,850,299	$18,030,399	$16,207,322
Service cost	691,602	537,268	167,879	132,882
Interest cost	1,062,227	1,166,728	531,480	648,944
Actuarial loss (gain)	3,620,400	5,901,915	(325,269)	1,530,522
Benefit payments, net of retiree contributions	(927,214)	(905,223)	(479,080)	(489,271)
Benefit obligation at end of year	$39,998,002	$35,550,987	$17,925,409	$18,030,399
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$33,586,671	$28,184,697	$13,082,610	$12,924,957
Actual return on plan assets, net of taxes	4,198,174	3,907,197	1,112,723	346,924
Employer contributions	800,000	2,400,000	400,000	300,000
Benefit payments, net of retiree contributions	(927,214)	(905,223)	(479,080)	(489,271)
Fair value of plan assets at end of year	$37,657,631	$33,586,671	$14,116,253	$13,082,610
Funded status	$(2,340,371)	$(1,964,316)	$(3,809,156)	$(4,947,789)
Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liabilities	$(2,340,371)	$(1,964,316)	$(3,809,156)	$(4,947,789)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss, net of tax	$1,181,744	$1,047,063	$614,987	$777,717
Total amounts included in other comprehensive loss, net of tax	$1,181,744	$1,047,063	$614,987	$777,717
Amounts deferred to a regulatory asset:
Net actuarial loss	$6,977,944	$6,356,201	$2,755,333	$3,661,168
Amounts recognized as regulatory assets	$6,977,944	$6,356,201	$2,755,333	$3,661,168

The Company expects that approximately $80,000 before tax, of AOCI will be recognized in net periodic benefit costs in fiscal 2021 and approximately $577,000 of amounts deferred as regulatory assets will be amortized and recognized in net periodic benefit costs in fiscal 2021.

The following table details the actuarial assumptions used in determining the projected benefit obligations and net benefit cost of the pension and the accumulated benefit obligations and net benefit cost of the postretirement plan:

	Pension Plan		Postretirement Plan
	2020	2019	2020	2019
Assumptions used to determine benefit obligations:
Discount rate	2.47%	3.03%	2.44%	3.00%
Expected rate of compensation increase	4.00%	4.00%	N/A	N/A
Assumptions used to determine benefit costs:
Discount rate	3.03%	4.11%	3.00%	4.09%
Expected long-term rate of return on plan assets	5.50%	5.50%	4.26%	4.30%
Expected rate of compensation increase	4.00%	4.00%	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the Company, with input from the Plans' actuaries and investment advisors, considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of each plan’s portfolio.
Components of net periodic benefit cost are as follows:

	Pension Plan		Postretirement Plan
	2020	2019	2020	2019
Service cost	$691,602	$537,268	$167,879	$132,882
Interest cost	1,062,227	1,166,728	531,480	648,944
Expected return on plan assets	(1,836,623)	(1,549,437)	(550,394)	(547,218)
Recognized loss	455,744	158,599	237,371	123,805
Net periodic benefit cost	$372,950	$313,158	$386,336	$358,413

Service cost is included in operation and maintenance expense of the consolidated income statement. All other components of net periodic benefit costs are included in the other income, net line.
The assumed health care cost trend rates used in measuring the accumulated benefit obligation for the postretirement plan are presented below:

	Pre 65		Post 65
	2020	2019	2020	2019
Health care cost trend rate assumed for next year	7.00%	7.00%	5.20%	5.20%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.50%	5.50%	5.20%	5.20%
Year that the rate reaches the ultimate trend rate	2023	2022	2020	2019

The health care cost trend rate assumptions could have a significant effect on the amounts reported. A change of 1% would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components	$132,000	$(105,000)
Effect on accumulated postretirement benefit obligation	3,042,000	(2,454,000)

The primary objectives of both plans' investment policies are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the corresponding actuarial assumptions, achieve asset returns that are competitive with like institutions employing similar investment strategies and meet expected future benefits in both the short-term and long-term. In 2020, the Company revised its targeted pension plan investment allocation by rebalancing the assets from a 40% equity allocation to a 30% equity allocation. This change in investment allocation corresponds with the Company's strategy to continue to match the duration of the pension plan's assets with its liabilities. This change in investment allocation will continue to reduce investment risk and volatility in asset performance while providing for some asset growth. As a result, the Company's assumed long-

term rate of return on pension assets for fiscal 2021 was adjusted down to 5.4%. The investment policy continues to provide for a range of investment allocations to allow for continued flexibility in responding to market conditions.
The Company’s target and actual asset allocation in the pension and postretirement plans as of September 30, 2020 and 2019 were:

	Pension Plan			Postretirement Plan
	Target	2020	2019	Target	2020	2019
Asset category:
Equity securities	30%	30%	40%	50%	51%	49%
Debt securities	70%	69%	59%	50%	48%	50%
Cash	—%	1%	1%	—%	1%	1%
Other	—%	—%	—%	—%	—%	—%

The assets of the plans are invested in mutual funds. The Company uses the fair value hierarchy described in Note 1 to classify these assets. The mutual funds are included under Level 1 in the fair value hierarchy as their fair values are determined based on individual prices for each security that comprises the mutual funds. The common and collective trust funds are included under Level 2. The following tables contains the fair value classifications of the plans' assets:

		Pension Plan Fair Value Measurements - September 30, 2020
	Fair Value	Level 1	Level 2	Level 3
Asset Class:
Cash	$339,287	$339,287	$—	$—
Common and Collective Trust and Pooled Funds:
Bonds
Liability Driven Investment	26,038,966	—	26,038,966	—
Equities
Domestic Large Cap Growth	3,462,841	—	3,462,841	—
Domestic Large Cap Value	3,351,694	—	3,351,694	—
Domestic Small/Mid Cap Core	1,665,005	—	1,665,005	—
Foreign Large Cap Value	1,473,427	—	1,473,427	—
Mutual Funds:
Equities
Foreign Large Cap Growth	1,047,274	1,047,274	—	—
Foreign Large Cap Value	279,137	279,137	—	—
Total	$37,657,631	$1,665,698	$35,991,933	$—

		Pension Plan Fair Value Measurements - September 30, 2019
	Fair Value	Level 1	Level 2	Level 3
Asset Class:
Cash	$371,780	$371,780	$—	$—
Common and Collective Trust and Pooled Funds:
Bonds
Liability Driven Investment	19,702,561	—	19,702,561	—
Equities
Domestic Large Cap Growth	4,069,197	—	4,069,197	—
Domestic Large Cap Value	4,055,518	—	4,055,518	—
Domestic Small/Mid Cap Core	2,032,084	—	2,032,084	—
Foreign Large Cap Value	1,783,990	—	1,783,990	—
Mutual Funds:
Equities
Foreign Large Cap Growth	1,227,981	1,227,981	—	—
Foreign Large Cap Value	343,560	343,560	—	—
Total	$33,586,671	$1,943,321	$31,643,350	$—

		Postretirement Plan Fair Value Measurements - September 30, 2020
	Fair Value	Level 1	Level 2	Level 3
Asset Class:
Cash	$73,908	$73,908	$—	$—
Mutual Funds
Bonds
Domestic Fixed Income	6,163,808	6,163,808	—	—
Foreign Fixed Income	638,709	638,709	—	—
Equities
Domestic Large Cap Growth	2,197,839	2,197,839	—	—
Domestic Large Cap Value	2,119,433	2,119,433	—	—
Domestic Small/Mid Cap Growth	262,726	262,726	—	—
Domestic Small/Mid Cap Value	235,216	235,216	—	—
Domestic Small/Mid Cap Core	552,607	552,607	—	—
Foreign Large Cap Growth	548,967	548,967	—	—
Foreign Large Cap Value	1,224,420	1,224,420	—	—
Foreign Large Cap Core	77,471	77,471	—	—
Other	21,149	—	21,149	—
Total	$14,116,253	$14,095,104	$21,149	$—

		Postretirement Plan Fair Value Measurements - September 30, 2019
	Fair Value	Level 1	Level 2	Level 3
Asset Class:
Cash	$66,860	$66,860	$—	$—
Mutual Funds
Bonds
Domestic Fixed Income	5,987,248	5,987,248	—	—
Foreign Fixed Income	611,196	611,196	—	—
Equities
Domestic Large Cap Growth	1,909,836	1,909,836	—	—
Domestic Large Cap Value	1,931,615	1,931,615	—	—
Domestic Small/Mid Cap Growth	210,251	210,251	—	—
Domestic Small/Mid Cap Value	214,034	214,034	—	—
Domestic Small/Mid Cap Core	464,526	464,526	—	—
Foreign Large Cap Growth	489,286	489,286	—	—
Foreign Large Cap Value	1,098,992	1,098,992	—	—
Foreign Large Cap Core	70,782	70,782	—	—
Other	27,984	—	27,984	—
Total	$13,082,610	$13,054,626	$27,984	$—

Each mutual fund or common collective trust fund has been categorized based on its primary investment strategy.

The Company expects to contribute $500,000 to its pension plan and $400,000 to its postretirement plan in fiscal 2021.
The following table reflects expected future benefit payments:

Fiscal year ending September 30	Pension Plan	Postretirement Plan
2021	$1,043,787	$568,170
2022	1,133,470	605,966
2023	1,221,341	666,049
2024	1,320,157	678,659
2025	1,416,485	684,989
2026-2030	8,355,472	3,637,984

The Company sponsors a 401k Plan covering all employees who elect to participate. Employees may contribute from 1% to 50% of their annual compensation to the 401k Plan, limited to a maximum annual amount as set periodically by the IRS. The Company matches 100% of the participant’s first 4% of contributions and 50% on the next 2% of contributions. The Company also provided discretionary contributions for those employees hired on or after January 1, 2017. The following table reflects the Company's contributions:

	Years Ended September 30,
	2020	2019
Matching contribution	$364,773	$348,369
Discretionary contribution	18,313	21,829

10.    COMMON STOCK OPTIONS

The KESOP provides for the issuance of common stock options to officers and certain other full-time salaried employees to acquire shares of the Company’s common stock. As of September 30, 2020, the number of shares available for future grants was 23,000.
FASB ASC No. 718 - Compensation-Stock Compensation requires that compensation expense be recognized for the issuance of equity instruments to employees. During the fiscal year ended 2020, the Board approved stock option grants to certain officers. As required by the KESOP, each option's exercise price per share equaled the fair value of the Company's common stock on the grant date. Pursuant to the plan, the options vest over a six-month period and are exercisable over a ten-year period from the date of issuance.
As the Company's stock options are not traded on the open market, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model including the following assumptions:

	Years Ended September 30,
	2020	2019
Expected volatility	31.53%	N/A
Expected dividends	2.74%	N/A
Expected exercise term (years)	7.00	N/A
Risk-free interest rate	0.51%	N/A

The underlying methods regarding each assumption are as follows:
Expected volatility is based on the historical volatility of the daily closing price of the Company's common stock.
Expected dividend rate is based on historical dividend payout trends.
Expected exercise term is based on the average time historical option grants were outstanding before being exercised.
Risk-free interest rate is based on the 7-year Treasury rate on the date of option grant.
Forfeitures are recognized when they occur.

Stock option transactions under the Company's plans are summarized below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Aggregate Intrinsic Value[1]
Options outstanding, September 30, 2018	100,000	14.34	6.6	1,237,286
Options granted	—	—
Options exercised	(31,508)	13.08
Options expired	—	—
Options forfeited	—	—
Options outstanding, September 30, 2019	68,492	14.91	6.2	981,170
Options granted	13,000	27.87
Options exercised	(29,992)	14.65
Options expired	—	—
Options forfeited	—	—
Options outstanding, September 30, 2020	51,500	$18.34	6.4	$320,797

Vested and exercisable at September 30, 2020	51,500	$18.34	6.4	$320,797
1Aggregate intrinsic value includes only those options where the exercise price is below the market price.

	Years Ended September 30,
	2020	2019
Weighted-average grant date option fair value	$6.26	$—
Stock option expense	81,380	—
Intrinsic value of options exercised	411,638	456,002
Proceeds from exercise of stock options	439,509	412,179

11.    OTHER STOCK PLANS

Dividend Reinvestment and Stock Purchase Plan
The Company offers a DRIP Plan to shareholders of record for the reinvestment of dividends and the purchase of up to $100,000 per year in additional shares of common stock of the Company. Under the DRIP, the Company issued 28,191 and 26,716 shares in 2020 and 2019, respectively. As of September 30, 2020, the Company had 362,322 shares of stock available for issuance under the DRIP.
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

The following table reflects the director compensation activity pursuant to the Plan:

	2020		2019
	Shares	Weighted-Average Fair Value on Date of Grant	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	104,680	$12.51	98,302	$11.51
Granted	9,193	26.28	6,378	27.93
Vested	(14,803)	10.68	—	—
Forfeited	—	—	—	—
End of year balance	99,070	$14.06	104,680	$12.51

The fair market value of the Director Restricted Stock included in compensation during fiscal 2020 and 2019 was $241,617 and $178,100, respectively. No Director Restricted Stock was forfeited during fiscal 2020 or 2019.
As of September 30, 2020, the Company had 52,029 shares available for issuance under the RSPD.
RGC Resources, Inc. Restricted Stock Plan
The Board of Directors of the Company implemented the RSPO in 2017 following approval by the shareholders at the Company's annual meeting held in February 2017. Under the RSPO, the Compensation Committee of the Board of Directors may grant shares of common stock ("Officer Restricted Stock") that vest over time to key employees and officers for the purpose of attracting and retaining those individuals essential to the operation and growth of the Company. The RSPO provides for certain restrictions and non-transferability requirements until minimum levels of ownership are obtained. Such restrictions may continue beyond the vesting period.
The Company assumes all officers will complete their requirements and there will be no forfeiture of the Officer Restricted Stock.
The following table reflects the officer compensation activity pursuant to the RSPO:

	2020		2019
	Shares	Weighted-Average Fair Value on Date of Grant	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	10,185	$28.65	6,734	$26.33
Granted	14,951	28.17	10,227	29.80
Vested	(18,321)	28.30	(6,776)	28.08
Forfeited	—	—	—	—
End of year balance	6,815	$28.55	10,185	$28.65

The fair market value of the Officer Restricted Stock included as compensation during fiscal 2020 and 2019 was $450,677 and $282,365, respectively. As of September 30, 2020, the Company had 413,718 shares available for issuance under the RSPO.
Stock Bonus Plan
Shares from the Stock Bonus Plan may be issued to certain employees and management personnel in recognition of their performance and service. Under the Stock Bonus Plan, the Company issued no shares in 2020 and 2019. As of September 30, 2020 the Company had 4,785 shares of stock available for issuance under the Stock Bonus Plan. The Stock Bonus Plan is currently inactive.

12.    COMMITMENTS AND CONTINGENCIES

Long-Term Contracts
Due to the nature of the natural gas distribution business, Roanoke Gas enters into agreements with both suppliers and pipelines to contract for natural gas commodity purchases, storage capacity and pipeline delivery capacity. Roanoke Gas obtains most of its regulated natural gas supply through an asset management contract with a third party asset manager. Roanoke Gas utilizes an asset manager to optimize the use of its transportation, storage rights, and gas supply inventories which helps to ensure a secure and reliable source of natural gas. Under the current asset management contract, Roanoke Gas has designated the asset manager to act as agent for its storage capacity and all gas balances in storage. Roanoke Gas retains ownership of gas in storage. Under provisions of this contract, Roanoke Gas is obligated to purchase its winter storage requirements from the asset manager during the spring and summer injection periods at market price. The table below details the volumetric obligations as of September 30, 2020 for the remainder of the contract period. The current asset management contract was renewed in July 2020 for a one year period which will expire in March 2022. The contract was renewed at essentially the same terms and conditions as the prior agreement, except the utilization fee retained by Roanoke Gas was reduced.

Year	Natural Gas Contracts (In DTHs)
2020-2021	2,090,972
2021-2022	295,866
Total	2,386,838

In addition to the volumetric commitment above, the Company also has a fixed price agreement to purchase approximately 1.3 million dth, from October 2020 to March 2021, at prices ranging from $2.17 to $2.62 per dth.
Roanoke Gas also has contracts for pipeline and storage capacity which extend for various periods. These capacity costs and related fees are valued at tariff rates in place as of September 30, 2020. These rates may increase or decrease in the future based upon rate filings and rate orders granting a rate change to the pipeline or storage operator. Roanoke Gas expended approximately $21,881,000 and $30,317,000 under the asset management, pipeline and storage contracts in fiscal years 2020 and 2019, respectively. The table below details the pipeline and storage capacity commitments as of September 30, 2020 for the remainder of the contract period.

Year	Pipeline and Storage Capacity
2020-2021	$11,048,798
2021-2022	10,284,092
2022-2023	7,403,271
2023-2024	5,743,826
2024-2025	3,167,937
Thereafter	888,426
Total	$38,536,350
Roanoke Gas maintains franchise agreements granted by the local cities and towns served by the Company. Roanoke Gas renewed its franchise agreements with the City of Roanoke, the City of Salem and the Town of Vinton in 2016 for 20-year terms to expire in December 2035. Per these agreements, franchise fees increase at a rate of 3% annually throughout the term of the agreements. As of September 30, 2020, $2,294,588 in future obligations remain under the franchise agreements.
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
Environmental Matters
Roanoke Gas operated an MGP as a source of fuel for lighting and heating until the early 1950’s. A by-product of operating the MGP was coal tar, and the potential exists for tar waste contaminants at the former plant site. While the Company does not currently recognize any commitments or contingencies related to environmental costs, should the Company ever be required to remediate the site, it will pursue all prudent and reasonable means to recover any related costs, including the use of insurance claims and regulatory approval for rate case recognition of expenses associated with any work required.

13.    FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements by level within the fair value hierarchy as defined in Note 1 as of September 30, 2020 and 2019, respectively:

		Fair Value Measurements - September 30, 2020
	Fair Value	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Natural gas purchases	$470,755	$—	$470,755	$—
Interest rate swaps	2,223,556	—	2,223,556	—
Total	$2,694,311	$—	$2,694,311	$—

		Fair Value Measurements - September 30, 2019
	Fair Value	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Natural gas purchases	$397,757	$—	$397,757	$—
Interest rate swaps	894,341	—	894,341	—
Total	$1,292,098	$—	$1,292,098	$—

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on the weighted average first of the month index prices corresponding to the month of the scheduled payment. At September 30, 2020 and 2019, the Company had recorded in accounts payable the estimated fair value of the liability determined on the corresponding first of month index prices for which the liability was expected to be settled.
The Company’s non-financial assets and liabilities that are measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows to settle the obligation.
The carrying value of cash and cash equivalents, accounts receivable, borrowings under line-of-credit, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the shorter-term nature of these financial instruments. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the consolidated financial statements as of September 30, 2020 and 2019.

		Fair Value Measurements - September 30, 2020
	Carrying Amount	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Notes payable	$114,975,200	$—	$—	$124,740,970
Total	$114,975,200	$—	$—	$124,740,970

		Fair Value Measurements - September 30, 2019
	Carrying Amount	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Notes payable	$95,512,200	$—	$—	$100,900,952
Total	$95,512,200	$—	$—	$100,900,952

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

14.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial data for the years ended September 30, 2020 and 2019 is summarized as follows:

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$19,785,453	$22,437,731	$11,071,918	$9,780,289
Operating income (loss)	$5,081,979	$6,999,616	$1,335,663	$(899,076)
Net income (loss)	$4,006,936	$5,680,316	$1,206,578	$(329,296)
Earnings (loss) per share of common stock:
Basic	$0.50	$0.70	$0.15	$(0.04)
Diluted	$0.49	$0.70	$0.15	$(0.04)

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$21,216,747	$25,274,959	$11,682,950	$9,851,869
Operating income	$3,264,222	$6,203,483	$1,637,057	$490,702
Net income	$2,434,162	$4,670,090	$1,138,555	$455,605
Earnings per share of common stock:
Basic	$0.30	$0.58	$0.14	$0.06
Diluted	$0.30	$0.58	$0.14	$0.06

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

As of September 30, 2020, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with GAAP and include those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The Company has conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of September 30, 2020, based on the framework set forth in ”Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, the Company concluded that, as of September 30, 2020, the Company’s internal control over financial reporting was effective.

Item 9B.    Other Information.
None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
For information with respect to the executive officers of the registrant, see “Executive Officers" section in the Proxy Statement for the 2021 Annual Meeting of Shareholders of Resources incorporated herein by reference. For information with respect to the Company’s directors and nominees and the Company’s Audit Committee, see Proposal 1 “Election of Directors of Resources” and “Report of the Audit Committee”, respectively, in the Proxy Statement for the 2021 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference. In addition, the Board of Directors has determined that Abney S. Boxley, III and Jacqueline L. Archer are audit committee financial experts under applicable SEC rules.
For information regarding the process for identifying and evaluating candidates to be nominated as directors, see "Director Nominations" in the Proxy Statement for the 2021 Annual Meeting of Shareholders of Resources, which is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Delinquent Section 16(a) Reports" in the Proxy Statement for the 2021 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.
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

Item 11.    Executive Compensation.
The information set forth under "Compensation of Directors", "Compensation Discussion and Analysis" and "Report of the Compensation Committee" in the Proxy Statement for the 2021 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
For information pertaining to securities authorized for issuance under equity compensation plans, see Part II, Item 5 above.
The information pertaining to shareholders beneficially owning more than five percent of the registrant’s common stock and the security ownership of management, which is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 2021 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information pertaining to director independence is set forth under the caption “Board of Directors and Committees of the Board of Directors” and pertaining to transactions with related persons is set forth under the caption "Transactions with Related Persons" in the Proxy Statement for the 2021 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.
The information set forth under the caption "Report of the Audit Committee" in the Proxy Statement for the 2021 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
(a)List of documents filed as part of this report:
1.    Financial statements filed as part of this report:
All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.
2.    Financial statement schedules filed as part of this report:
All information is inapplicable or presented in the consolidated financial statements or related notes thereto.
3.    Exhibits.

1 (a)
At Market Issuance Sales Agreement, dated March 5, 2020, between RGC Resources, Inc. and Janney Montgomery Scott LLC, as agent (incorporated herein by reference to Exhibit 1.1 on Form 8-K as filed March 5, 2020)

3 (a)		Articles of Incorporation as amended (incorporated herein by reference to Exhibit 3.1 on Form 8-K as filed February 5, 2020)

3 (b)		Amended and Restated Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) on the Form 8-K filed on February 7, 2014)

4 (a)
Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 4(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (b)		RGC Resources, Inc., Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 4(b) of the Form 10-K for the year ended September 30, 2014)

4 (c)		Description of RGC Resources, Inc. Common Stock

10 (a)	P	Firm Transportation Agreement between East Tennessee Natural Gas Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(a) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (b)		FSS Service Agreement by and between Columbia Gas Transmission LLC and Roanoke Gas Company dated July 23, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed July 26, 2019)

10 (c)		FTS Service Agreement by and between Columbia Gas Transmission LLC and Roanoke Gas Company dated July 23, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed July 26, 2019)

10 (d)		SST Service Agreement by and between Columbia Gas Transmission LLC and Roanoke Gas Company dated July 23, 2019 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed July 26, 2019)

10 (e)
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

10 (g)	P	Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (h)	P	Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (i)	P	Gas Storage Contract under rate schedule FS (Market Area) Portland between Tennessee Gas Pipeline Company and Roanoke Gas Company dated November 1, 1993 (incorporated herein by reference to Exhibit 10(k)(k) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

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
Firm Storage Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file number reference 0-367))

10 (m)
FSS Service Agreement between Saltville Gas Storage Company L.L.C. and Roanoke Gas Company dated November 21, 2012 (incorporated herein by reference to Exhibit 10(o) of the Annual Report on Form 10-K as filed December 8, 2017)

10 (n)
Firm Pipeline Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file number reference 0-367))

10(o)
Natural Gas Asset Management Agreement by and between Roanoke Gas Company and Sequent Energy Management LP effective April 1, 2018 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed on March 27, 2018)

10 (p)
Amendment No. 1 to Natural Gas Asset Management Agreement dated July 31, 2020 by and between Roanoke Gas Company and Sequent Energy Management LP (incorporated herein by reference to Exhibit 10.6 on From 10Q as filed August 5, 2020)

10 (q)		Parental Guaranty by RGC Resources, Inc. in favor of Sequent Energy Management LP effective April 1, 2018 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed on March 27, 2018)

10 (r)
Gas Transportation Agreement between Tennessee Gas Pipeline Company and Roanoke Gas Company originally dated November 1, 1999 as amended May 17, 2016 (incorporated herein by reference to Exhibit 10.3 of Form 10-Q as filed August 4, 2016)

10 (s)
Amendment dated May 17, 2016 to Gas Transportation Agreement originally dated December 1, 1993 between Tennessee Gas Pipeline Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10.1 of Form 10-Q as filed August 4, 2016)

10 (t)
Amendment dated May 17, 2016 to Gas Transportation Agreement originally dated November 1, 1993 between Tennessee Gas Pipeline Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10.2 of Form 10-Q as filed August 4, 2016)

10 (u)
Gas Transportation Agreement, for use under FT-A rate schedule between Midwestern Gas Transmission Company and Roanoke Gas Company dated March 11, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 10-Q as filed May 6, 2019)

10 (v)	P	Certificate of Public Convenience and Necessity for Bedford County dated February 21, 1966 (incorporated herein by reference to Exhibit 10(o) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990)

10 (w)	P	Certificate of Public Convenience and Necessity for Roanoke County dated October 19, 1965 (incorporated herein by reference to Exhibit 10(p) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990 (SEC file number reference 0-367))

10 (x)	P	Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990 (SEC file number reference 0-367))

10 (y)	P	Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990 (SEC file number reference 0-367))

10 (z)	P	Certificate of Public Convenience and Necessity for Franklin County dated September 8, 1964 (incorporated herein by reference to Exhibit 10(t) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990 (SEC file number reference 0-367))

10 (a)(a)	P	Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987 (SEC file number reference 0-367))

10 (b)(b)	P	Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987 (SEC file number reference 0-367))

10 (c)(c)		Certificate of Public Convenience and Necessity for Franklin County dated March 5, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q as filed May 6, 2019)

10 (d)(d)		Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated December 14, 2015 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed December 16, 2015)

10 (e)(e)		Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated December 14, 2015 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed December 16, 2015)

10 (f)(f)		Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated November 17, 2015 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed December 16, 2015)

10 (g)(g)
RGC Resources Amended and Restated Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999)

10 (h)(h)		RGC Resources, Inc. Amended and Restated Stock Bonus Plan (incorporated herein by reference to Exhibit 10 on Form 8-K filed on January 27, 2005 (SEC file reference number 0-367))

10 (i)(i)		RGC Resources, Inc. Amended And Restated Restricted Stock Plan for Outside Directors (incorporated herein by reference to Exhibit 10(i)(i) to the Annual Report on Form 10-K as filed December 8, 2017)

10 (j)(j)		RGC Resources, Inc. Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 of Form 8-K as filed February 9, 2017)

10 (k)(k)		Change in Control Agreement between RGC Resources, Inc. and Mr. Paul W. Nester effective May 1, 2020 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 29, 2020)

10 (l)(l)		Change in Control Agreement between RGC Resources, Inc. and Mr. Randall P Burton, II effective May 1, 2020 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed April 29, 2020)

10 (m)(m)		Change in Control Agreement between RGC Resources, Inc. and Mr. Robert L. Wells, II effective May 1, 2020 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed April 29, 2020)

10 (n)(n)	Change in Control Agreement between RGC Resources, Inc. and Mr. Carl J. Shockley, Jr. effective May 1, 2020 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed April 29, 2020)

10 (o)(o)	Change in Control Agreement between RGC Resources, Inc. and Mr. Lawrence T. Oliver effective May 1, 2020 (incorporated herein by reference to Exhibit 10.5 on Form 8-K as filed April 29, 2020)

10 (p)(p)
Revolving Line of Credit Note in the original principal amount of $28,000,000 by Roanoke Gas Company in favor of Wells Fargo Bank, N.A. dated as of March 26, 2020 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 30, 2020)

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
Fourth Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated as of March 26, 2020 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 30, 2020)

10 (v)(v)	Continuing Guaranty by RGC Resources, Inc. in favor of Wells Fargo Bank, N.A. dated March 31, 2016 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed April 4, 2016)

10 (w)(w)
Indemnification and Cost Sharing Agreement by and between RGC Resources, Inc., Bluefield Gas Company and ANGD, LLC (incorporated herein by reference to Exhibit 10.2 on Form 10-K as filed December 21, 2007 (SEC file number reference 0-367))

10 (x)(x)
Note Purchase Agreement for 4.26% Senior Guaranteed Notes due September 18, 2034 in the original principal amount of $30,500,000 in favor of The Prudential Insurance Company of America, PAR U Hartford Life & Annuity Comfort Trust and PRUCO Life Insurance Company of New Jersey (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed August 4, 2014)

10 (y)(y)
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
4.26% Senior Guaranteed Notes due September 18, 2034 in the original principal amount of $9,700,000 in favor of PAR U Hartford Life & Annuity Comfort Trust (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed September 23, 2014)

10 (b)(b)(b)
4.26% Senior Guaranteed Notes due September 18, 2034 in the original principal amount of $5,550,000 in favor of PRUCO Life Insurance Company of New Jersey (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed September 23, 2014)

10 (c)(c)(c)
ISDA Master Agreement by and between Roanoke Gas Company and Branch Bank and Trust dated as of October 27, 2008 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed November 5, 2008 (SEC file number reference 0-367))

10 (d)(d)(d)
Credit Agreement between RGC Midstream, LLC, Union Bank & Trust and Branch Banking and Trust Company dated December 29, 2015 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed December 31, 2015)

10 (e)(e)(e)
First Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Union Bank & Trust and Branch Banking and Trust dated April 11, 2018 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 12, 2018)

10 (f)(f)(f)
Second Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Union Bank & Trust and Branch Banking and Trust dated February 19, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed February 19, 2019)

10 (g)(g)(g)
Third Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Atlantic Union Bank and Truist Bank dated December 23, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed December 23, 2019)

10 (h)(h)(h)
Amended and Restated Note in the principal amount of $24,600,000 in favor of Atlantic Union Bank due December 29, 2022 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed December 23, 2019)

10 (i)(i)(i)	Amended and Restated Note in the principal amount of $16,400,000 in favor of Truist Bank due December 29, 2022 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed December 23, 2019)

10 (j)(j)(j)
Guaranty by RGC Resources, Inc. in favor of Union Bank & Trust and Branch Banking and Trust Company dated December 29, 2015 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed December 31, 2015)

10 (k)(k)(k)	Term Loan Agreement dated November 1, 2016 in favor of Branch Banking and Trust Company dated November 1, 2016 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed November 7, 2016)

10 (l)(l)(l)
Promissory Note dated November 1, 2016 in the principal amount of $7,000,000 in favor of Branch Banking and Trust Company due November 1, 2021 (incorporated by reference to Exhibit 10.2 on Form 8-K as filed November 7, 2016)

10 (m)(m)(m)
Guaranty Agreement between RGC Resources, Inc. and Branch Banking and Trust Company on behalf of Roanoke Gas Company dated November 1, 2016 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed November 7, 2016)

10 (n)(n)(n)	Swap Agreement by and between Roanoke Gas Company and Branch Banking and Trust Company dated November 1, 2016 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed November 7, 2016)

10 (o)(o)(o)
Private Shelf Agreement by and between Roanoke Gas Company and Prudential Investment Management, Inc. for the pre-authorization to issue notes up to $29,500,000 in total during the term of the agreement (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed October 4, 2017)

10 (p)(p)(p)	Second Amendment to Private Shelf Agreement dated as of December 6, 2019 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed December 9, 2019)

10(q)(q)(q)
Unsecured Note in the original principal amount of $4,000,000 by and between Roanoke Gas Company and PRUCO Life Insurance Company of New Jersey, dated October 2, 2017 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed October 4, 2017)

10(r)(r)(r)
Unsecured Note in the original principal amount of $4,000,000 by and between Roanoke Gas Company and Prudential Arizona Reinsurance Captive Company, dated October 2, 2017 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed October 4, 2017)

10(s)(s)(s)
Unconditional Parent Guaranty by RGC Resources, Inc. in favor of each of the holders of the notes: The PRUCO Life Insurance Company of New Jersey and the Prudential Arizona Reinsurance Captive Company (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed October 4, 2017)

10(t)(t)(t)
Unsecured Note in the original principal amount of $5,000,000 by and between Roanoke Gas Company and Highmark, Inc. dated March 28, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 29, 2019)

10(u)(u)(u)
Unsecured Note in the original principal amount of $3,000,000 by and between Roanoke Gas Company and Prudential Arizona Reinsurance Term Company dated March 28, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 29, 2019)

10(v)(v)(v)
Unsecured Note in the original principal amount of $2,000,000 by and between Roanoke Gas Company and The Prudential Insurance Company of America dated March 28, 2019 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed March 29, 2019)

10(w)(w)(w)
Unconditional Guaranty Agreement by and between RGC Resources, Inc. and Prudential Investment Management and each Prudential Affiliate which is a party to the borrowing (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed March 29, 2019)

10(x)(x)(x)
Promissory Note in the original principal amount of $14,000,000 by and between RGC Midstream, LLC and Atlantic Union Bank, dated June 12, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed June 17, 2019)

10(y)(y)(y)		Loan Agreement between RGC Midstream, LLC and Atlantic Union Bank, dated June 12, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed June 17, 2019)

10(z)(z)(z)		Unconditional Guaranty by and between RGC Resources, Inc. and Atlantic Union Bank (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed June 17, 2019)

10(a)(a)(a)(a)		Swap Agreement by and between RGC Midstream, LLC and Atlantic Union Bank, dated June 12, 2019 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed June 17, 2019)

10(b)(b)(b)(b)
Promissory Note in the original principal amount of $10,000,000 by and between RGC Midstream, LLC and Branch Banking and Trust, dated June 13, 2019 (incorporated herein by reference to Exhibit 10.5 on Form 8-K as filed June 17, 2019)

10(c)(c)(c)(c)		Loan Agreement between RGC Midstream, LLC and Branch Banking and Trust Company, dated June 13, 2019 (incorporated herein by reference to Exhibit 10.6 on Form 8-K as filed June 17, 2019)

10(d)(d)(d)(d)		Unconditional Guaranty by and between RGC Resources, Inc. and Branch Banking and Trust Company (incorporated herein by reference to Exhibit 10.7 on Form 8-K as filed June 17, 2019)

10(e)(e)(e)(e)		Swap Agreement by and between RGC Midstream, LLC and Branch Banking and Trust Company, dated June 13, 2019 (incorporated herein by reference to Exhibit 10.8 on Form 8-K as filed June 17, 2019)

10(f)(f)(f)(f)	**
Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC dated April 6, 2018 (incorporated by reference to Exhibit 10.1 on the Quarterly Report on Form 10-Q as filed May 7, 2018)

10(g)(g)(g)(g)		Guaranty Agreement by RGC Resources, Inc. in favor of Mountain Valley Pipeline, LLC (incorporated herein by reference to Exhibit 10.2 on Form 10-Q as filed May 7, 2018)

10(h)(h)(h)(h)
Consulting Agreement between John S. D'Orazio, retiring CEO, and Roanoke Gas Company dated December 2, 2019 (incorporated herein by reference to Exhibit 10(e)(e)(e)(e) on Form 10-K as filed December 3, 2019)

10(i)(i)(i)(i)
Unsecured Note in the original principal amount of $5,000,000 by and between Roanoke Gas and Prudential Arizona Reinsurance Universal Company, dated December 6, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed December 9, 2019)

10(j)(j)(j)(j)
Unsecured Note in the original principal amount of $5,000,000 by and between Roanoke Gas and Prudential Arizona Reinsurance Universal Company, dated December 6, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed December 9, 2019)

10(k)(k)(k)(k)
Unconditional Guaranty Agreement by and between RGC Resources, Inc. and Prudential Investment Management and each Prudential Affiliate which is a party to the borrowings dated December 6, 2019 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed December 9, 2019)

10(l)(l)(l)(l)
Private Shelf Agreement by and between Roanoke Gas Company and MetLife Investment Management Limited dated September 30, 2020, for the pre-authorization to issue notes up to the aggregate amount of $70,000,000 in total during the term of the agreement

13		Annual Report

14		Code of Ethics (incorporated herein by reference to Exhibit 14 on Form 8-K as filed April 29, 2020)

21		Subsidiaries of the Company

23		Consent of Brown, Edwards & Company, LLP

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	*	Section 1350 Certification of Principal Executive Officer

32.2	*	Section 1350 Certification of Principal Financial Officer

101		The following documents from the Registrant’s Annual Report on Form 10-K for the years ended September 30, 2020 and 2019, formatted in XBRL (eXtensible Business Reporting Language); Consolidated Balance Sheets at September 30, 2020 and 2019, (ii) Consolidated Statements of Income for the years ended September 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2020 and 2019, (iv) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.
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

RGC RESOURCES, INC.

By:	/S/ RANDALL P. BURTON, II	December 3, 2020
	Randall P. Burton, II	Date
Vice President, Secretary, Treasurer and CFO
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ PAUL W. NESTER	December 3, 2020	President and Chief Executive Officer, Director
Paul W. Nester	Date	(Principal Executive Officer)

/S/ RANDALL P. BURTON, II	December 3, 2020	Vice President, Secretary, Treasurer and CFO
Randall P. Burton, II	Date	(Principal Financial Officer)

/S/ JOHN B. WILLIAMSON, III	December 3, 2020	Chairman of the Board and Director
John B. Williamson, III	Date

/S/ NANCY H. AGEE	December 3, 2020	Director
Nancy H. Agee	Date

/S/ JACQUELINE L. ARCHER	December 3, 2020	Director
Jacqueline L. Archer	Date

/S/ ABNEY S. BOXLEY, III	December 3, 2020	Director
Abney S. Boxley, III	Date

/S/ T. JOE CRAWFORD	December 3, 2020	Director
T. Joe Crawford	Date

/S/ MARYELLEN F. GOODLATTE	December 3, 2020	Director
Maryellen F. Goodlatte	Date

/S/ J. ALLEN LAYMAN	December 3, 2020	Director
J. Allen Layman	Date

/S/ S. FRANK SMITH	December 3, 2020	Director
S. Frank Smith	Date