Form 10-Q
period 2020-12-31
RGC RESOURCES INC
filed 2021-02-11
CIK 1069533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended December 31, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2021
Common Stock, $5 Par Value	8,215,439

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

ARP	Alternative Revenue Program, regulatory or rate recovery mechanisms approved by the SCC that allow for the adjustment of revenues for certain broad, external factors, or for additional billings if the entity achieves certain performance targets

ASC	Accounting Standards Codification

ASU	Accounting Standards Update as issued by the FASB

CARES	The Coronavirus Aid, Relief, and Economic Security Act

Company	RGC Resources, Inc. or Roanoke Gas Company

COVID-19 or Coronavirus	A pandemic disease that causes respiratory illness similar to the flu with symptoms such as coughing, fever, and in more severe cases, difficulty in breathing

CPCN	Certificate of Public Convenience and Necessity

Diversified Energy	Diversified Energy Company, a wholly-owned subsidiary of Resources

DRIP	Dividend Reinvestment and Stock Purchase Plan of RGC Resources, Inc.

DTH	Decatherm (a measure of energy used primarily to measure natural gas)

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act of 1974

ESAC	Eligible Safety Activity Costs, a Virginia natural gas utility’s operation and maintenance expenditures that are related to the development, implementation, or execution of the utility’s integrity management plan or programs and measures implemented to comply with regulations issued by the SCC or a federal regulatory body with jurisdiction over pipeline safety

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FERC	Federal Energy Regulatory Commission

Fourth Circuit	U.S. Fourth Circuit Court of Appeals

GAAP	U.S. Generally Accepted Accounting Principles

HDD	Heating degree day, a measurement designed to quantify the demand for energy. It is the number of degrees that a day’s average temperature falls below 65 degrees Fahrenheit

ICC	Inventory carrying cost revenue, an SCC approved rate structure that mitigates the impact of financing costs on natural gas inventory

IRS	Internal Revenue Service

KEYSOP	RGC Resources, Inc. Key Employee Stock Option Plan

LIBOR	London Inter-Bank Offered Rate

LLC	Mountain Valley Pipeline, L.L.C., a joint venture established to design, construct and operate the Mountain Valley Pipeline and MVP Southgate

LNG	Liquefied natural gas, the cryogenic liquid form of natural gas. Roanoke Gas operates and maintains a plant capable of producing and storing up to 200,000 dth of liquefied natural gas

MGP	Manufactured gas plant

Midstream	RGC Midstream, L.L.C., a wholly-owned subsidiary of Resources created to invest in pipeline projects including MVP and Southgate

MVP	Mountain Valley Pipeline, a FERC-regulated natural gas pipeline project intended to connect the Equitran's gathering and transmission system in northern West Virginia to the Transco interstate pipeline in south central Virginia with a planned interconnect to Roanoke Gas’ natural gas distribution system

NQDC Plan	RGC Resources, Inc. Non-qualified Deferred Compensation Plan

Normal Weather	The average number of heating degree days over the most recent 30-year period

PBGC	Pension Benefit Guaranty Corporation

Pension Plan	Defined benefit plan that provides pension benefits to employees hired prior to January 1, 2017 who meet certain years of service criteria

PGA	Purchased Gas Adjustment, a regulatory mechanism, which adjusts natural gas customer rates to reflect changes in the forecasted cost of gas and actual gas costs

Postretirement Plan	Defined benefit plan that provides postretirement medical and life insurance benefits to eligible employees hired prior to January 1, 2000 who meet years of service and other criteria

Resources	RGC Resources, Inc., parent company of Roanoke Gas, Midstream and Diversified Energy

RGCO	Trading symbol for RGC Resources, Inc. on the NASDAQ Global Stock Market

Roanoke Gas	Roanoke Gas Company, a wholly-owned subsidiary of Resources

RSPD	RGC Resources, Inc. Restricted Stock Plan for Outside Directors

RSPO	RGC Resources, Inc. Restricted Stock Plan

SAVE	Steps to Advance Virginia's Energy, a regulatory mechanism per Chapter 26 of Title 56 of the Code of Virginia that allows natural gas utilities to recover the investment, including related depreciation and expenses and provide return on rate base, in eligible infrastructure replacement projects without the filing of a formal base rate application

SAVE Plan	Steps to Advance Virginia's Energy Plan, the Company's proposed and approved operational replacement plan and related spending under the SAVE regulatory mechanism.

SAVE Rider	Steps to Advance Virginia's Energy Plan Rider, the rate component of the SAVE Plan as approved by the SCC that is billed monthly to the Company’s customers to recover the costs associated with eligible infrastructure projects including the related depreciation and expenses and return on rate base of the investment

SCC	Virginia State Corporation Commission, the regulatory body with oversight responsibilities of the utility operations of Roanoke Gas

SEC	U.S. Securities and Exchange Commission

Southgate	Mountain Valley Pipeline, LLC’s Southgate project, which extends from the MVP in south central Virginia to central North Carolina, of which Midstream holds less than a 1% investment

S&P 500 Index	Standard & Poor’s 500 Stock Index

TCJA	Tax Cuts and Jobs Act of 2017

WNA	Weather Normalization Adjustment, an ARP mechanism which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average

Some of the terms above may not be included in this filing

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020 Unaudited	September 30, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$736,665	$291,066
Accounts receivable (less allowance for uncollectibles of $771,214 and $703,140, respectively)	9,849,308	3,404,044
Materials and supplies	1,032,098	1,027,191
Gas in storage	5,069,010	5,708,761
Prepaid income taxes	—	647,623
Regulatory assets	2,385,995	2,503,314
Other	1,830,276	854,562
Total current assets	20,903,352	14,436,561
UTILITY PROPERTY:
In service	261,579,585	258,342,372
Accumulated depreciation and amortization	(72,827,050)	(71,386,537)
In service, net	188,752,535	186,955,835
Construction work in progress	13,031,858	11,489,258
Utility plant, net	201,784,393	198,445,093
OTHER ASSETS:
Regulatory assets	10,963,668	10,970,094
Investment in unconsolidated affiliates	60,357,044	57,542,805
Other	345,872	284,954
Total other assets	71,666,584	68,797,853
TOTAL ASSETS	$294,354,329	$281,679,507

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020 Unaudited	September 30, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,000,000	$—
Dividends payable	1,519,670	1,428,268
Accounts payable	5,469,445	4,442,182
Capital contributions payable	1,447,707	2,512,437
Customer credit balances	2,041,307	1,587,061
Income taxes payable	290,725	—
Customer deposits	1,619,966	1,611,476
Accrued expenses	2,369,511	3,565,210
Interest rate swaps	501,034	533,795
Regulatory liabilities	267,503	890,313
Total current liabilities	22,526,868	16,570,742
LONG-TERM DEBT:
Notes payable	110,880,200	114,975,200
Line-of-credit	15,538,491	9,143,606
Less unamortized debt issuance costs	(276,987)	(299,175)
Long-term debt, net	126,141,704	123,819,631
DEFERRED CREDITS AND OTHER LIABILITIES:
Interest rate swaps	1,495,314	1,689,761
Asset retirement obligations	7,288,892	7,180,982
Regulatory cost of retirement obligations	12,892,254	12,678,043
Benefit plan liabilities	6,106,620	6,149,527
Deferred income taxes	14,740,144	13,973,762
Regulatory liabilities	10,612,992	10,729,082
Total deferred credits and other liabilities	53,136,216	52,401,157
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; authorized 20,000,000 shares; issued and outstanding 8,172,037 and 8,160,058 shares, respectively	40,860,185	40,800,290
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	16,061,608	15,847,121
Retained earnings	38,892,103	35,688,510
Accumulated other comprehensive loss	(3,264,355)	(3,447,944)
Total stockholders’ equity	92,549,541	88,887,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$294,354,329	$281,679,507
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	Three Months Ended December 31,
	2020	2019
OPERATING REVENUES:
Gas utility	$19,483,500	$19,625,606
Non utility	33,517	159,847
Total operating revenues	19,517,017	19,785,453
OPERATING EXPENSES:
Cost of gas - utility	7,700,699	8,177,806
Cost of sales - non utility	5,387	76,456
Operations and maintenance	3,502,122	3,917,470
General taxes	574,024	543,237
Depreciation and amortization	2,153,398	1,988,505
Total operating expenses	13,935,630	14,703,474
OPERATING INCOME	5,581,387	5,081,979
Equity in earnings of unconsolidated affiliate	1,356,683	1,094,086
Other income, net	330,026	157,643
Interest expense	1,019,829	1,085,185
INCOME BEFORE INCOME TAXES	6,248,267	5,248,523
INCOME TAX EXPENSE	1,525,004	1,241,587
NET INCOME	$4,723,263	$4,006,936
BASIC EARNINGS PER COMMON SHARE	$0.58	$0.50
DILUTED EARNINGS PER COMMON SHARE	$0.58	$0.49
DIVIDENDS DECLARED PER COMMON SHARE	$0.185	$0.175
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended December 31,
	2020	2019
NET INCOME	$4,723,263	$4,006,936
Other comprehensive income, net of tax:
Interest rate swaps	168,725	263,053
Defined benefit plans	14,864	16,791
OTHER COMPREHENSIVE INCOME, NET OF TAX	183,589	279,844
COMPREHENSIVE INCOME	$4,906,852	$4,286,780
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
UNAUDITED

	Three Months Ended December 31, 2020
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2020	$40,800,290	$15,847,121	$35,688,510	$(3,447,944)	$88,887,977
Net Income	—	—	4,723,263	—	4,723,263
Other comprehensive income	—	—	—	183,589	183,589
Cash dividends declared ($0.185 per share)	—	—	(1,519,670)	—	(1,519,670)
Issuance of common stock (11,979 shares)	59,895	214,487	—	—	274,382
Balance - December 31, 2020	$40,860,185	$16,061,608	$38,892,103	$(3,264,355)	$92,549,541

	Three Months Ended December 31, 2019
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2019	$40,366,320	$14,397,072	$30,821,917	$(2,488,917)	$83,096,392
Net Income	—	—	4,006,936	—	4,006,936
Other comprehensive income	—	—	—	279,844	279,844
Cash dividends declared ($0.175 per share)	—	—	(1,419,236)	—	(1,419,236)
Issuance of common stock (18,053 shares)	90,265	304,934	—	—	395,199
Balance - December 31, 2019	$40,456,585	$14,702,006	$33,409,617	$(2,209,073)	$86,359,135
See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,723,263	$4,006,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,215,525	2,047,695
Cost of retirement of utility plant, net	(138,954)	(170,224)
Equity in earnings of unconsolidated affiliate	(1,356,683)	(1,094,086)
Allowance for funds used during construction	(55,980)	—
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(5,234,261)	(3,972,358)
Net cash provided by operating activities	152,910	817,963
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for utility property	(5,332,997)	(5,849,460)
Investment in unconsolidated affiliates	(2,522,286)	(5,039,157)
Proceeds from disposal of utility property	1,972	12,881
Net cash used in investing activities	(7,853,311)	(10,875,736)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	2,905,000	15,692,000
Borrowings under line-of-credit	10,617,491	9,784,533
Repayments under line-of-credit	(4,222,606)	(15,031,241)
Debt issuance expenses	—	(62,198)
Proceeds from issuance of stock	274,382	395,199
Cash dividends paid	(1,428,267)	(1,339,521)
Net cash provided by financing activities	8,146,000	9,438,772
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	445,599	(619,001)
BEGINNING CASH AND CASH EQUIVALENTS	291,066	1,631,348
ENDING CASH AND CASH EQUIVALENTS	$736,665	$1,012,347
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present Resources' financial position as of December 31, 2020, cash flows for the three months ended December 31, 2020 and 2019, and the results of its operations, comprehensive income, and changes in stockholders' equity for the three months ended December 31, 2020 and 2019. The results of operations for the three months ended December 31, 2020 are not indicative of the results to be expected for the fiscal year ending September 30, 2021 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

The unaudited condensed consolidated financial statements and condensed notes are presented as permitted under the rules and regulations of the SEC. Pursuant to those rules, certain information and note disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information not misleading. Therefore, the unaudited condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K for the year ended September 30, 2020. The September 30, 2020 consolidated balance sheet was included in the Company’s audited financial statements included in Form 10-K.

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements contained in the Company's Form 10-K for the year ended September 30, 2020.
Recently Issued or Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The new guidance is effective for the Company for the annual reporting period ending September 30, 2021. The Company adopted the new guidance effective October 1, 2020. As this ASU only modifies disclosure requirements, the new guidance does not have a material effect on the Company's financial position, results of operations or cash flows.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In combination with ASU 2021-01, the ASU provides temporary optional guidance to ease the potential burden in accounting for and recognizing the effects of reference rate change on financial reporting. The new guidance applies specifically to contracts and hedging relationships that reference LIBOR, or any other referenced rate that is expected to be discontinued due to reference rate reform. The new guidance is effective for the Company through December 31, 2022. Management has not yet completed its evaluation of the new guidance. The Company has several contracts and hedging relationships for which LIBOR currently remains in-place; therefore, the new guidance could result in a significant impact on the Company's financial position, results of operations, and cash flows when the reference rate is changed for related contracts.

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

The following tables summarize revenue by customer, product and income statement classification:

	Three months ended December 31, 2020			Three months ended December 31, 2019
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$11,246,194	$—	$11,246,194	$12,290,361	$—	$12,290,361
Commercial	5,990,020	—	5,990,020	5,729,218	—	5,729,218
Industrial and Transportation	1,223,801	—	1,223,801	1,326,085	—	1,326,085
Other	161,077	33,517	194,594	215,998	159,847	375,845
Total contracts with customers	18,621,092	33,517	18,654,609	19,561,662	159,847	19,721,509
Alternative Revenue Programs	862,408	—	862,408	63,944	—	63,944
Total operating revenues	$19,483,500	$33,517	$19,517,017	$19,625,606	$159,847	$19,785,453

Gas utility revenues

Substantially all of Roanoke Gas' revenues are derived from rates authorized by the SCC through its tariffs. Based on its evaluation, the Company has concluded that these tariff-based revenues fall within the scope of ASC 606. Tariff rates represent the transaction price. Performance obligations created under these tariff-based sales include commodity (the cost of natural gas sold to customers) and delivery (transporting natural gas through the Company’s distribution system to customers). The delivery of natural gas to customers results in the satisfaction of the Company’s respective performance obligations over time.

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

Unbilled revenue is included in residential and commercial revenues in the preceding table. Natural gas consumption is estimated for the period subsequent to the last billed date and up through the last day of the month. Estimated volumes and approved tariff rates are utilized to calculate unbilled revenue. The following month, the unbilled estimate is reversed, the actual usage is billed and a new unbilled estimate is calculated. The Company obtains metered usage for industrial customers at the end of each month, thereby eliminating any unbilled consideration for these rate classes.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

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

Customer Accounts Receivable

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable(1)	Unbilled revenue(1)	Customer credit balances	Customer deposits
Balance at September 30, 2020	$2,343,492	$1,041,518	$1,587,061	$1,611,476
Balance at December 31, 2020	5,767,650	4,064,214	2,041,307	1,619,966
Increase	$3,424,158	$3,022,696	$454,246	$8,490
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

3.Income Taxes

A reconciliation of income tax expense from applying the federal statutory rates in effect for each period to total income tax expense is presented below:

	Three Months Ended December 31,
	2020	2019
Income before income taxes	$6,248,267	$5,248,523
Corporate federal tax rate	21.00%	21.00%

Income tax expense computed at the federal statutory rate	$1,312,136	$1,102,190
State income taxes, net of federal tax benefit	302,434	250,037
Net amortization of excess deferred taxes on regulated operations	(86,208)	(86,208)
Other, net	(3,358)	(24,432)
Total income tax expense	$1,525,004	$1,241,587

Effective tax rate	24.4%	23.7%

4.Rates and Regulatory Matters

On March 16, 2020, in response to COVID-19, the SCC issued an order applicable to all utilities operating in Virginia to suspend disconnection of service to all customers until May 15, 2020. The Commission extended the moratorium on disconnections through October 5, 2020. Subsequently, the Virginia General Assembly extended the moratorium for residential customers until the Governor determines that the economic and public health conditions have improved such that the prohibition does not need to remain in place, or until at least 60 days after such declared state of emergency ends, whichever is sooner. Under the moratorium, utilities are prohibited from disconnecting residential customers for non-payment of their natural gas service and from assessing late payment fees; therefore, residential customers that would normally be disconnected for non-payment will continue incurring costs for gas service until the moratorium is removed, resulting in higher potential write-offs. Roanoke Gas continues to evaluate and adjust its provision for bad debts; however, the potential magnitude of the combined impact from the economy and the service moratorium continues to be uncertain. The Company supports the decision to suspend service disconnections in light of the current economic situation and continues to work with its customers in making arrangements to keep or bring their accounts current.

In April 2020, the SCC issued an order allowing regulated utilities in Virginia to defer certain incremental, prudently incurred costs associated with the COVID-19 pandemic and to apply for recovery at a future date. Formal guidance has not been provided by the SCC at this time. Roanoke Gas expects to defer certain COVID related costs during fiscal 2021 and

RGC RESOURCES, INC. AND SUBSIDIARIES

plans to seek recovery of these deferrals at the appropriate time. CARES Act funds have been provided to assist customers with past due balances. In December 2020, Roanoke Gas received $403,000 in CARES Act funds and is currently working with the SCC to determine the amount of funding for each eligible customer.

5.Other Investments

Midstream is currently a 1% owner of the LLC constructing the MVP. Pipeline construction has been delayed due to regulatory and legal challenges that have restricted the recent focus to maintenance and restoration activities. During the first quarter of fiscal 2021, Midstream's total investment in MVP increased $2.8 million, including its cash investment and the recognition of non-cash equity in earnings of the LLC. Subsequent to December 31, 2020, the LLC announced a change in its approach to seeking authorization to cross all remaining streams and wetlands on the project route. The LLC will request an individual permit from the U.S. Army Corps of Engineers to cross certain streams and wetlands utilizing open cut techniques and will apply to amend the MVP project's CPCN to seek FERC authority to cross certain streams and wetlands utilizing alternative trenchless construction methods. The LLC continues to target a full in-service date for the MVP project in late calendar 2021 at a total project cost of $5.8 to $6.0 billion, excluding AFUDC.

Funding for Midstream's investments in the LLC for both the MVP and Southgate projects is being provided through two variable rate unsecured promissory notes, under a non-revolving credit agreement, maturing in December 2022, and two additional notes issued in June 2019. See Note 7 for a schedule of debt instruments.

The investments in the LLC are included in the accompanying financial statements as follows:

Balance Sheet location:	December 31, 2020	September 30, 2020
Other Assets:
MVP	$59,971,692	$57,183,063
Southgate	385,352	359,742
Investment in unconsolidated affiliates	$60,357,044	$57,542,805

Current Liabilities:
MVP	$1,431,946	$2,501,883
Southgate	15,761	10,554
Capital contributions payable	$1,447,707	$2,512,437

	Three Months Ended
Income Statement location:	December 31, 2020	December 31, 2019
Equity in earnings of unconsolidated affiliate	$1,356,683	$1,094,086

	December 31, 2020	September 30, 2020
Undistributed earnings, net of income taxes, of MVP in retained earnings	$7,850,176	$6,842,702

The change in the investment in unconsolidated affiliates is provided below:

	Three Months Ended
	December 31, 2020	December 31, 2019
Cash investment	$2,522,286	$5,039,157
Change in accrued capital calls	(1,064,730)	(4,132,921)
Equity in earnings of unconsolidated affiliate	1,356,683	1,094,086
Change in investment in unconsolidated affiliates	$2,814,239	$2,000,322

RGC RESOURCES, INC. AND SUBSIDIARIES

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included:

	Income Statements
	Three Months Ended
	December 31, 2020	December 31, 2019
AFUDC	$133,757,314	$110,025,474
Other income (expense), net	(52,608)	734,182
Net income	$133,704,706	$110,759,656

	Balance Sheets
	December 31, 2020	September 30, 2020
Assets:
Current assets	$269,359,900	$513,713,429
Construction work in progress	5,844,594,039	5,536,248,668
Other assets	3,703,896	4,597,441
Total assets	$6,117,657,835	$6,054,559,538

Liabilities and Equity:
Current liabilities	$216,782,311	$187,581,804
Noncurrent liabilities	303,706	245,000
Capital	5,900,571,818	5,866,732,734
Total liabilities and equity	$6,117,657,835	$6,054,559,538

6.Derivatives and Hedging

The Company’s hedging and derivative policy allows management to enter into derivatives for the purpose of managing the commodity and financial market risks of its business operations, including the price of natural gas and the cost of borrowed funds. This policy specifically prohibits the use of derivatives for speculative purposes.

The Company has three interest rate swaps associated with its variable rate debt. Roanoke Gas has a swap agreement that effectively converts the $7,000,000 term note based on LIBOR into fixed-rate debt with a 2.30% effective interest rate. Midstream has two swap agreements corresponding to the $14,000,000 and $10,000,000 variable rate term notes. The swap agreements convert these two notes into fixed rate instruments with effective interest rates of 3.24% and 3.14%, respectively. The swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income. No portion of the swaps were deemed ineffective during the periods presented.

The Company had no outstanding derivative instruments for the purchase of natural gas.

The fair value of the current and non-current portions of the interest rate swaps are reflected in the condensed consolidated balance sheets under the caption interest rate swaps. The table in Note 8 reflects the effect on income and other comprehensive income of the Company's cash flow hedges.

7.Long-Term Debt

Long-term debt consists of the following:

	December 31, 2020		September 30, 2020
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas Company:
Unsecured senior notes payable, at 4.26% due on September 18, 2034	$30,500,000	$132,743	$30,500,000	$135,157
Unsecured term note payable, at 30-day LIBOR plus 0.90%, due November 1, 2021	7,000,000	2,779	7,000,000	3,613
Unsecured term notes payable, at 3.58% due on October 2, 2027	8,000,000	32,508	8,000,000	33,712
Unsecured term notes payable, at 4.41% due on March 28, 2031	10,000,000	32,109	10,000,000	32,892
Unsecured term notes payable, at 3.60% due on December 6, 2029	10,000,000	31,705	10,000,000	32,585
RGC Midstream, LLC:
Unsecured term notes payable, at 30-day LIBOR plus 1.35%, due December 29, 2022	28,380,200	23,847	25,475,200	38,728
Unsecured term note payable, at 30-day LIBOR plus 1.15%, due June 12, 2026	14,000,000	13,242	14,000,000	13,844
Unsecured term note payable, at 30-day LIBOR plus 1.20%, due June 1, 2024	10,000,000	8,054	10,000,000	8,644
Total notes payable	$117,880,200	$276,987	$114,975,200	$299,175
Line-of-credit, at 30-day LIBOR plus 1.00%, due March 31, 2022	$15,538,491	$—	$9,143,606	$—
Less: current maturities	(7,000,000)	—	—	—
Total long-term debt	$126,418,691	$276,987	$124,118,806	$299,175

8.Other Comprehensive Income (Loss)
A summary of other comprehensive income and loss is provided below:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Three Months Ended December 31, 2020
Interest rate swaps:
Unrealized gains	$89,770	$(23,107)	$66,663
Transfer of realized losses to interest expense	137,438	(35,376)	102,062
Net interest rate swaps	227,208	(58,483)	168,725
Defined benefit plans:
Amortization of actuarial losses	20,017	(5,153)	14,864
Other comprehensive income	$247,225	$(63,636)	$183,589
Three Months Ended December 31, 2019
Interest rate swaps:
Unrealized gains	$350,693	$(90,269)	$260,424
Transfer of realized losses to interest expense	3,540	(911)	2,629
Net interest rate swaps	354,233	(91,180)	263,053
Defined benefit plans:
Amortization of actuarial losses	22,610	(5,819)	16,791
Other comprehensive income	$376,843	$(96,999)	$279,844

RGC RESOURCES, INC. AND SUBSIDIARIES

The amortization of actuarial gains and losses, reflected in the preceding table, relate to the unregulated operations of the Company. The regulated operations are included as a regulatory asset. The amortization of actual gains and losses is recognized as a component of net periodic pension and postretirement benefit costs under other income, net.

Reconciliation of Accumulated Other Comprehensive Income (Loss)

	Interest Rate Swaps	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2020	$(1,651,213)	$(1,796,731)	$(3,447,944)
Other comprehensive income	168,725	14,864	183,589
Balance at December 31, 2020	$(1,482,488)	$(1,781,867)	$(3,264,355)

9.Commitments and Contingencies

The outbreak of COVID-19 continues to have a significant effect on businesses and individuals throughout the nation and the world. The COVID-19 pandemic has forced all levels of government, as well as businesses and individuals, to take actions to limit the spread of the disease. The result is a significant disruption to normal activities as many businesses have either shut down or are operating on a limited basis resulting in higher unemployment and government imposed social distancing mandates. The extent to which COVID-19 will affect the Company over future periods will depend on ongoing developments, which are highly uncertain and cannot be reasonably predicted, including the duration of the outbreak, the easing of restrictions to businesses and individuals, the potential for a resurgence of the virus, the effectiveness and timeliness of vaccines, as well as other factors. The longer COVID-19 persists, the greater the potential negative financial effect on the Company.

10.Earnings Per Share

Basic earnings per common share for the three months ended December 31, 2020 and 2019 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares.

A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended December 31,
	2020	2019
Net Income	$4,723,263	$4,006,936
Weighted average common shares	8,167,793	8,081,837
Effect of dilutive securities:
Options to purchase common stock	14,390	31,948
Diluted average common shares	8,182,183	8,113,785
Earnings Per Share of Common Stock:
Basic	$0.58	$0.50
Diluted	$0.58	$0.49

RGC RESOURCES, INC. AND SUBSIDIARIES

11.Employee Benefit Plans

The Company has both a pension plan and a postretirement plan. The pension plan covers the Company’s employees hired before January 1, 2017 and provides retirement income based on years of service and employee compensation. The postretirement plan provides certain health care and supplemental life insurance benefits to retired employees who meet specific age and service requirements. Net pension plan and postretirement plan expense is detailed as follows:

	Three Months Ended
	December 31,
	2020	2019
Components of net periodic pension cost:
Service cost	$183,570	$172,902
Interest cost	243,785	265,557
Expected return on plan assets	(503,936)	(459,156)
Recognized loss	125,535	113,936
Net periodic pension cost	$48,954	$93,239

	Three Months Ended
	December 31,
	2020	2019
Components of postretirement benefit cost:
Service cost	$35,172	$41,970
Interest cost	107,623	132,869
Expected return on plan assets	(149,122)	(137,599)
Recognized loss	38,664	59,343
Net postretirement benefit cost	$32,337	$96,583

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

	Fiscal Year-to-Date Contributions	Remaining Fiscal Year Contributions
Pension plan	$—	$500,000
Postretirement plan	—	400,000
Total	$—	$900,000

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy:

	Fair Value Measurements - December 31, 2020
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$983,151	$—	$983,151	$—
Interest rate swaps	1,996,348	—	1,996,348	—
Total	$2,979,499	$—	$2,979,499	$—

	Fair Value Measurements - September 30, 2020
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Natural gas purchases	$470,755	$—	$470,755	$—
Interest rate swaps	2,223,556	—	2,223,556	—
Total	$2,694,311	$—	$2,694,311	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At December 31, 2020 and September 30, 2020, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements:

	Fair Value Measurements - December 31, 2020
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Current maturities of long-term debt	$7,000,000	—	—	$7,000,000
Notes payable	110,880,200	$—	$—	122,370,235
Total	$117,880,200	$—	$—	$129,370,235

	Fair Value Measurements - September 30, 2020
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Notes payable	$114,975,200	$—	$—	$124,740,970
Total	$114,975,200	$—	$—	$124,740,970

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying Treasury rate or other Treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of December 31, 2020 and September 30, 2020, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Information related to the segments of the Company are provided below:

	Three Months Ended December 31, 2020
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$19,483,500	$—	$33,517	$19,517,017
Depreciation	2,153,398	—	—	2,153,398
Operating income (loss)	5,613,042	(50,847)	19,192	5,581,387
Equity in earnings	—	1,356,683	—	1,356,683
Interest expense	704,330	315,499	—	1,019,829
Income before income taxes	5,236,000	992,925	19,342	6,248,267

	Three Months Ended December 31, 2019
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$19,625,606	$—	$159,847	$19,785,453
Depreciation	1,988,505	—	—	1,988,505
Operating income (loss)	5,041,485	(38,591)	79,085	5,081,979
Equity in earnings	—	1,094,086	—	1,094,086
Interest expense	718,853	366,332	—	1,085,185
Income before income taxes	4,478,882	690,354	79,287	5,248,523

	December 31, 2020
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$221,771,900	$60,515,903	$12,066,526	$294,354,329

	September 30, 2020
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$211,994,364	$57,660,105	$12,025,038	$281,679,507

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory assets included in the Company’s accompanying balance sheets are as follows:

	December 31, 2020	September 30, 2020
Assets:
Current Assets:
Regulatory assets:
WNA	$334,209	$—
Under-recovery of gas costs	1,491,661	1,733,718
Under-recovery of SAVE Plan revenues	43,262	108,550
Accrued pension and postretirement medical	432,548	576,731
Other deferred expenses	84,315	84,315
Total current	2,385,995	2,503,314
Utility Property:
In service:
Other	11,945	11,945
Construction work in progress:
AFUDC	386,189	330,208
Other Assets:
Regulatory assets:
Premium on early retirement of debt	1,570,074	1,598,620
Accrued pension and postretirement medical	9,156,546	9,156,546
Other deferred expenses	237,048	214,928
Total non-current	10,963,668	10,970,094

Total regulatory assets	$13,747,797	$13,815,561

Regulatory liabilities included in the Company’s accompanying balance sheets are as follows:

	December 31, 2020	September 30, 2020
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
WNA	—	601,784
Excess deferred income taxes	205,353	205,353
Other deferred liabilities	62,150	83,176
Total current	267,503	890,313
Deferred Credits and Other Liabilities:
Asset retirement obligations	7,288,892	7,180,982
Regulatory cost of retirement obligations	12,892,254	12,678,043
Regulatory Liabilities:
Excess deferred income taxes	10,612,992	10,729,082
Total non-current	30,794,138	30,588,107

Total regulatory liabilities	$31,061,641	$31,478,420

As of December 31, 2020 and September 30, 2020, the Company had regulatory assets in the amount of $13,735,852 and $13,803,616, respectively, on which the Company did not earn a return during the recovery period.

RGC RESOURCES, INC. AND SUBSIDIARIES

15.Non-qualified Deferred Compensation Plan

The Company implemented the RGC Resources, Inc. NQDC Plan, effective December 1, 2020, for officers not eligible to participate in the Company's pension plan. Under the NQDC Plan, a participant may elect to defer up to a maximum of 80% of his or her compensation. In addition, the Board of Directors may authorize a discretionary award to be credited to the NQDC Plan as part of the officer's compensation. The NQDC Plan is unfunded; therefore, any benefits paid will be from the general assets of the Company. During the period ended December 31, 2020, the Board of Directors awarded a total of $40,000 to eligible participants and no participant deferrals were elected. As the $40,000 award was credited to participant accounts on December 31, 2020, no earnings have been allocated, nor additional expenses recognized, in the accompanying financial statements.

16.Subsequent Events

Effective January 1, 2021, the LLC determined to cease further recognition of AFUDC on the MVP. The decision to temporarily suspend the accrual of AFUDC relates to the LLC’s change in its approach to seeking authorization to cross all remaining streams and wetlands on the project route. The LLC will seek an individual permit for certain stream and wetland crossings and will apply to amend the MVP project's CPCN to seek FERC authority to cross certain streams and wetlands utilizing alternative trenchless construction methods, resulting in limited growth construction activities during the process to obtain the requisite approvals. See Note 5 for further information. Assuming the necessary approvals are received for the crossings and construction resumes, AFUDC would again be recognized until such time as the project is ready to be placed into service. During the first quarter of fiscal 2021, the Company recognized $1,356,000 in AFUDC income from its investment in the LLC. Therefore, effective January 1, 2021, the Company will no longer recognize AFUDC income from its investment in the LLC until the LLC resumes such construction activities.

As a result of the above, effective January 1, 2021, Roanoke Gas will suspend AFUDC on its two gate stations, that will connect to MVP, until such time as construction activities resume on MVP. For the first quarter of fiscal 2021, Roanoke Gas recognized $55,981 of AFUDC income associated with these gate stations.

The Company has evaluated subsequent events through the date the financial statements were issued. There were no items not otherwise disclosed above which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, Resources may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, operational impacts and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2020 Annual Report on Form 10-K and Item 1A of this report. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.
Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.
The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2021. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the natural gas business.

COVID-19

As was discussed under Item 1A "Risk Factors" in the Company's 2020 Annual Report on Form 10-K, while vaccines are becoming available, COVID-19 and the resulting pandemic continue to have a significant impact on our local, state, national and global economies. The actions taken to limit the spread and overcome the virus have significantly disrupted normal activities throughout the Company's service territory. Management continues to monitor current conditions to ensure the continuation of safe and reliable service to customers and to maintain the safety of the Company's employees. Since the beginning of the pandemic, Resources has been deemed an essential entity by virtue of the utility services provided through Roanoke Gas.

The Company continues to experience a decline in natural gas consumption by commercial customers, excluding certain industrial customers that have increased gas consumption for use in their business processes. The Company’s volume of gas delivered to residential customers, however, has remained relatively consistent year over year, excluding seasonal changes.

We expect the service moratorium, as discussed below under "Regulatory and Tax Reform," will continue at least into the summer of 2021. Among other things, management has updated its provision for bad debts, is working with customers and the SCC to maximize use of CARES Act assistance, and is deferring incremental pandemic costs to file for relief with the SCC, as appropriate. The full extent of these costs and the impact to the Company's results of operations and financial position remain unpredictable.

As was discussed under Item 1A "Risk Factors" in the Company's 2020 Annual Report on form 10-K, the ultimate impact to the Company will depend on future developments, including the duration, scope and severity of the pandemic, the increase or reduction in governmental restrictions to businesses and individuals, the continued resurgence of the virus or any variants thereof, as well as the timing, availability and efficacy of a vaccine. The longer the pandemic continues, the greater the potential negative financial effect on the Company and its customers. Management believes the economic impact of the pandemic will continue well into calendar year 2021.

RGC RESOURCES, INC. AND SUBSIDIARIES

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 62,600 residential, commercial and industrial customers in Roanoke, Virginia and surrounding localities through its Roanoke Gas subsidiary.
In addition, Resources is a more than 1% investor in the MVP through its Midstream subsidiary and provides certain unregulated services through its Roanoke Gas subsidiary. Currently, the unregulated operations of Roanoke Gas represent less than 1% of total revenues of Resources on an annual basis.
The Company’s utility operations are regulated by the SCC, which oversees the terms, conditions, and rates to be charged to customers for natural gas service, safety standards, extension of service and depreciation. The Company is also subject to federal regulation from the Department of Transportation in regard to the construction, operation, maintenance, safety and integrity of its transmission and distribution pipelines. FERC regulates the prices for the transportation and delivery of natural gas to the Company’s distribution system and underground storage. The Company is also subject to other regulations which are not necessarily industry specific.
Nearly all of the Company’s annual revenues, excluding equity in earnings of MVP, are derived from the sale and delivery of natural gas to Roanoke Gas customers. The SCC authorizes the rates and fees the Company charges its customers for these services. These rates are designed to provide the Company with the opportunity to recover its gas and non-gas expenses and to earn a reasonable rate of return for shareholders based on normal weather.
On October 10, 2018, Roanoke Gas filed a general rate application requesting an annual increase in customer non-gas base rates. Roanoke Gas implemented the non-gas rates contained in its rate application (or the "interim rates") for natural gas service rendered to customers on or after January 1, 2019. On January 24, 2020, the SCC issued its final order on the general rate application, granting Roanoke Gas an annualized increase in non-gas base rates of $7.25 million. In March 2020, the Company refunded $3.8 million to its customers, representing the excess revenues collected plus interest for the difference between the final approved rates and the interim rates billed since January 1, 2019.
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
The Company’s non-gas base rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal non-gas rate application with the SCC utilizing historical and proforma information, including investment in natural gas facilities. Generally, investments related to extending service to new customers are recovered through the non-gas base rates currently in place. The investment in replacing and upgrading existing infrastructure is generally not recoverable until a formal rate application is filed to include the additional investment, and new non-gas base rates are approved. The SAVE Plan and Rider provides the Company with the ability to recover costs related to these SAVE qualified infrastructure investments on a prospective basis. The SAVE Plan provides a mechanism through which the Company may recover the related depreciation and expenses and provides a return on rate base of the additional capital investments related to improving the Company's infrastructure until such time a formal rate application is filed to incorporate these investments in the Company's non-gas base rates. With the filing of the 2018 non-gas rate application, the SAVE Rider reset effective January 2019, as the prior revenues associated with the qualified SAVE Plan infrastructure investments were incorporated into the new non-gas rates. Accordingly, SAVE Plan revenues increased by $324,000 for the three month period ended December 31, 2020 compared to the same period last year, reflecting the reset of the SAVE Plan and the subsequent SAVE Plan investment.
The WNA model reduces earnings volatility related to weather variability in the heating season. The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when the weather is colder than normal. The WNA allows the Company to recover from its customers the lost margin (excluding gas costs) from the impact of weather that is warmer than normal and correspondingly requires the Company to refund the excess margin earned for weather that is colder than normal. The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day. For the three-months ended December 31, 2020, the Company accrued approximately $947,000 in additional revenues under the WNA model for weather that was nearly 16% warmer than normal, compared to approximately $167,000 in additional revenue for weather that was 4% warmer than normal during the same period last year.

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company also has an approved rate structure in place that mitigates the impact of financing costs associated with its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue for the financing costs, or “carrying costs,” of its inventory. This ICC factor applied to the cost of inventory is based on the Company’s weighted-average cost of capital, including interest rates on short-term and long-term debt, and the Company’s authorized return on equity.
During times of rising gas costs and rising inventory levels, Roanoke Gas recognizes ICC revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less ICC revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighted-average cost of capital. Total ICC revenues for the three month period ended December 31, 2020 declined by approximately 19% from the same period last year primarily due to lower average price of gas in storage balances and a reduction in the ICC factor used in calculating these revenues.
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

The Company has recognized significant income from equity in earnings of MVP in the past, as AFDUC has been added to income. Effective January 1, 2021, the LLC determined to cease further recognition of AFUDC on the MVP. The decision to temporarily suspend the accrual of AFUDC relates to the LLC’s change in its approach to seeking authorization to cross all remaining streams and wetlands on the project route. The LLC will seek an individual permit for certain stream and wetland crossings and will apply to amend the MVP project's CPCN to seek FERC authority to cross certain streams and wetlands utilizing alternative trenchless construction methods, resulting in limited growth construction activities during the process to obtain the requisite approvals. Assuming the necessary approvals are received for the crossings and construction resumes, AFUDC would again be recognized until such time as the project is ready to be placed into service. During the first quarter of fiscal 2021, the Company recognized $1,356,000 in AFUDC income from its investment in the LLC. Therefore, effective January 1, 2021, the Company will no longer recognize AFUDC income from its investment in the LLC until the LLC resumes such construction activities.

As a result of the above, effective January 1, 2021, Roanoke Gas will suspend AFUDC on its two gate stations that will connect to MVP until such time as construction activities resume on MVP. For the first quarter of fiscal 2021, Roanoke Gas recognized $55,981 of AFUDC income associated with these gate stations.

Results of Operations

The analysis on the results of operations is based on the consolidated operations of the Company, which is primarily associated with the utility segment. Additional segment analysis is provided in areas where the investment in affiliates segment (investment in MVP and Southgate) represent a significant component of the comparison.
Management believes that gross utility margin, a non-GAAP financial measure defined as the difference between condensed consolidated income statement line items gas utility revenues and cost of gas - utility, is a more useful and relevant measure to analyze financial performance. The term gross utility margin is not intended to represent or replace operating income, the most comparable GAAP financial measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies. The following results of operations analyses will reference gross utility margin.
Three Months Ended December 31, 2020:
Net income increased by $716,327, or 18%, for the three months ended December 31, 2020, compared to the same period last year. Quarterly performance improved due to a combination of SAVE Plan revenues, earnings on the MVP investment and reduction in operating and maintenance expenses.

RGC RESOURCES, INC. AND SUBSIDIARIES

The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended December 31,
	2020	2019	Decrease	Percentage
Operating Revenues
Gas utility	$19,483,500	$19,625,606	$(142,106)	(1)%
Non utility	33,517	159,847	(126,330)	(79)%
Total Operating Revenues	$19,517,017	$19,785,453	$(268,436)	(1)%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	2,050,223	2,249,256	(199,033)	(9)%
Transportation and Interruptible	816,656	869,582	(52,926)	(6)%
Total Delivered Volumes	2,866,879	3,118,838	(251,959)	(8)%
HDD (Unofficial)	1,248	1,440	(192)	(13)%

Total operating revenues for the three months ended December 31, 2020, compared to the same period last year, declined by 1% as reduced revenues from lower natural gas deliveries were mostly offset by higher WNA and SAVE revenues. Total residential and commercial volumes declined by 9% due to a 13% decrease in heating degree days from the same period last year. Transportation and interruptible volumes, which are excluded from the WNA calculations, decreased by 6%, in part as a result of the economic impact of COVID-19 on natural gas sales. SAVE Plan revenues increased by $324,085 due to the ongoing investment in qualified SAVE infrastructure projects. Non-utility revenues decreased due to the completion of a significant long-term contract in fiscal 2020, which accounted for more than 75% of total non-utility revenues.

	Three Months Ended December 31,
	2020	2019	Increase / (Decrease)	Percentage
Gross Utility Margin
Gas Utility Revenue	$19,483,500	$19,625,606	$(142,106)	(1)%
Cost of Gas - Utility	7,700,699	8,177,806	(477,107)	(6)%
Gross Utility Margin	$11,782,801	$11,447,800	$335,001	3%

Gross utility margins increased from the same period last year primarily as a result of the aforementioned higher SAVE revenues. WNA-adjusted volumes remained relatively flat year-over-year. The higher customer base charge revenues, associated with customer growth, nearly offset reductions in ICC and other revenues.
The components of and the change in gas utility margin are summarized below:

	Three Months Ended December 31,
	2020	2019	Increase / (Decrease)
Customer Base Charge	$3,622,465	$3,580,749	$41,716
Carrying Cost	126,756	155,907	(29,151)
SAVE Plan	504,698	180,613	324,085
Volumetric	6,547,592	7,303,843	(756,251)
WNA	946,971	166,597	780,374
Other Gas Revenues	34,319	60,091	(25,772)
Total	$11,782,801	$11,447,800	$335,001

RGC RESOURCES, INC. AND SUBSIDIARIES

Operations and maintenance expenses decreased by $415,348 from the same period last year primarily due to the write-down and amortization of ESAC regulatory assets during the prior year. In January 2020, the SCC issued their final order on Roanoke Gas' non-gas base rate application. Included in the order approving the rate award on the non-gas base rate application was a requirement to write-down $317,000 in ESAC assets that were not subject to recovery. In addition, the first quarter of fiscal 2020 also included $107,000 of ESAC asset amortization. In September 2020, the Company wrote-off the remaining ESAC balance of $525,000 as a result of an earnings test required as part of the annual AIF filing with the SCC. Accordingly, the Company did not reflect any ESAC asset amortization during the quarter ended December 31, 2020.

General taxes increased by $30,787, or 6%, due to higher property taxes related to ongoing investments in infrastructure replacement, system reinforcements and customer growth.

Depreciation expense increased by $164,893, or 8%, on a comparable increase in utility plant balances.

Equity in earnings of unconsolidated affiliate increased by $262,597, or 24%, as the investment in MVP increased.

Other income, net increased by $172,383 primarily due to a $112,000 decrease in the non-service cost components of net periodic benefit costs and $42,000 from the equity portion of AFUDC. Under the requirements of ASC 715, the components of net periodic benefit costs other than service cost are to be classified outside of income from operations. The reduction in these costs is attributable to reduced interest cost due to a lower discount rate applied to the benefit plans' liabilities and higher projected earnings on plan assets attributable to asset growth. In the final order on the Company's non-gas rate application, the SCC allowed Roanoke Gas to defer financing costs related to the two natural gas transfer stations that will interconnect Roanoke Gas' distribution system with the MVP. Beginning in the second quarter of fiscal 2020, the Company used the industry standard practice of AFUDC to defer these costs for potential recovery in future rate proceedings.

Interest expense decreased by $65,356, or 6%, as total average debt outstanding increased 18% between quarters. The higher borrowing levels, derived from the ongoing investment in MVP and financing expenditures in support of Roanoke Gas' capital budget, were offset by a 16% reduction in the weighted average interest rate on the Company's variable rate debt. Interest expense was also reduced by $14,000 for the capitalization of the interest component of AFUDC related to the two interconnect gate stations with the MVP and accrued interest in the prior year related to the rate refund.

Roanoke Gas' interest expense declined by $14,523 primarily due to the capitalization of $14,000 for the interest portion of AFUDC.

Midstream's interest expense decreased by $50,833. The decline in the average variable interest rate of Midstream's credit facility from 3.17% to 2.28% more than offset the effect of the $7,768,000 increase in total average debt outstanding associated with cash investments in the MVP.
Income tax expense increased by $283,417 corresponding to an increase in taxable income. The effective tax rate was 24.4% and 23.7% for the three month periods ended December 31, 2020 and 2019, respectively. The effective tax rate for the prior year was low due to excess deductions related to the vesting of restricted stock and the exercise of stock options.

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

There have been no changes to the critical accounting policies as reflected in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

Asset Management

Roanoke Gas uses a third-party asset manager to oversee its pipeline transportation, storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the asset manager pays Roanoke Gas a monthly utilization fee. In accordance with an SCC order issued in 2018, a portion of the utilization fee is retained by the Company with the balance passed through to customers through reduced gas costs. The current asset manager contract has been renewed through March 31, 2022.

RGC RESOURCES, INC. AND SUBSIDIARIES

Equity Investment in Mountain Valley Pipeline

While the total MVP project work is approximately 92% complete, recent construction activity has been limited based on legal and regulatory challenges. Although certain permits and authorizations were received in the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021, there remain pending challenges and authorization requests impacting current progress.

Following a comprehensive review of all outstanding stream and wetland crossings across the approximately 300-mile MVP project route, on January 26, 2021, the LLC announced its intention to submit (i) a joint application package to each of the Huntington, Pittsburgh and Norfolk Districts of the U.S. Army Corps of Engineers (Army Corps) that will request an individual permit from the Army Corps to cross certain streams and wetlands utilizing open cut techniques (the Army Corps Individual Permit) and (ii) an application to amend the MVP project’s CPCN that will seek FERC authority to cross certain streams and wetlands utilizing alternative trenchless construction methods. The LLC believes that this modified approach to seeking authorization to cross all remaining streams and wetlands on the project route, in lieu of continuing to pursue authority under Nationwide Permit 12 and the formerly pending FERC request to amend the CPCN to utilize trenchless construction methods to cross all streams and wetlands for the first 77 miles of the project route, presents the most efficient and effective path to project completion. The LLC continues to target a full in-service date for the MVP project in late 2021 at a total project cost of $5.8 billion to $6.0 billion (excluding AFUDC).

In order to complete the MVP project in accordance with the targeted full in-service date and cost, the LLC must, among other things: (i) timely receive the Army Corps Individual Permit, which will require Section 401 water quality certification approvals or waivers from each of the West Virginia Department of Environmental Protection and the Virginia Department of Environmental Quality and certain other state-level approvals; (ii) maintain and, as applicable, timely receive required authorizations, including authorization to proceed with construction, related to the Jefferson National Forest from the Bureau of Land Management, the U.S. Forest Service and the FERC; (iii) timely receive authorization from the FERC to utilize alternative trenchless construction methods for certain stream and wetland crossings; (iv) continue to have available the orders previously issued by the FERC modifying its prior stop work orders and extending the LLC’s prescribed time to complete the MVP project; (v) timely receive authorization from the FERC to complete construction work in the portion of the project route currently remaining subject to the FERC’s previous stop work order; and (vi) continue to be authorized to work under the Biological Opinion and Incidental Take Statement issued by the United States Department of the Interior’s Fish and Wildlife Service for the MVP project, in each case including the continued effectiveness of any such foregoing or other authorizations notwithstanding any pending or future challenge thereto. Failure to achieve any one of the above items could lead to additional delays and higher project costs.

Resources' current earnings from the MVP investment are attributable to AFUDC income generated by the LLC. As a result of the above-described change in approach to seeking authorization to cross all remaining streams and wetlands on the project route, limited construction activities on the project are expected during the process to obtain the requisite approvals. Accordingly, the LLC will suspend the accruing of AFUDC on the project subsequent to December 31, 2020 and until construction activities resume and, as a result, Resources will not recognize AFUDC income from MVP during this suspension. Additionally, Roanoke Gas will also suspend accruing AFUDC for a similar period of time on its two gate stations that will interconnect with the MVP.

Midstream has borrowing capacity of $41 million under its current credit facility, which matures in December 2022. As of December 31, 2020, $28.4 million had been utilized. This credit facility will provide additional financing capacity for MVP funding; however, due to ongoing delays, additional financing may be required. If the legal and regulatory challenges, including any future challenges, are not resolved in a timely manner and/or restrictions are imposed by the government related to COVID-19 that impact future construction, the cost of the MVP and Midstream's capital contributions may increase above current projections, resulting in additional financing requirements.

Regulatory and Tax Reform

On January 24, 2020, the SCC issued its final general rate case order awarding Roanoke Gas an annualized non-gas rate increase of $7.25 million and providing for a 9.44% return on equity. The final order directed the Company to write-off a portion of ESAC assets that were excluded from recovery under the rate award. As a result, in the first quarter of fiscal 2020 Roanoke Gas expensed an additional $317,000 of ESAC assets above the normal amortization amount. Rates authorized by the SCC's final order required the Company to issue customers $3.8 million in rate refunds, which was completed in March 2020.

The final order also excluded from current rates a return on the investment of two interconnect stations with the MVP, but noted Roanoke Gas could defer the related financing costs of those investments for possible future recovery. As a result, the Company

RGC RESOURCES, INC. AND SUBSIDIARIES

began recognizing AFUDC during the second quarter of fiscal 2020 to capitalize both the equity and debt financing costs incurred during the construction phases. For the quarter ended December 31, 2020, Roanoke Gas recognized a total of $55,980 in AFUDC, $41,977 and $14,003 of equity and debt carrying costs, respectively. As of January 1, 2021, the LLC will temporarily cease recording AFUDC while the MVP is temporarily inactive and awaiting the resolution of regulatory and permitting issues; therefore, Roanoke Gas will temporarily cease recording AFUDC on its related MVP interconnect construction projects.

On March 16, 2020, in response to COVID-19, the SCC issued an order applicable to all utilities operating in Virginia to suspend disconnection of service to all customers until May 15, 2020. The Commission extended the moratorium on disconnections through October 5, 2020. Subsequently, the Virginia General Assembly extended the moratorium for residential customers until the Governor determines that the economic and public health conditions have improved such that the prohibition does not need to remain in place, or until at least 60 days after such declared state of emergency ends, whichever is sooner. Under the moratorium, utilities are prohibited from disconnecting residential customers for non-payment of their natural gas service and from assessing late payment fees; therefore, residential customers that would normally be disconnected for non-payment will continue incurring costs for gas service until the moratorium is removed, resulting in higher potential bad debt write-offs. Roanoke Gas continues to evaluate and adjust its provision for bad debts; however, the potential magnitude of the combined impact from the economy and the moratorium on bad debts continues to be uncertain. The Company supports the decision to suspend service disconnections in light of the current economic situation and continues to work with its customers in making arrangements to keep or bring their accounts current.

In April 2020, the SCC issued an order allowing regulated utilities in Virginia to defer certain incremental, prudently incurred costs associated with the COVID-19 pandemic and to apply for recovery at a future date. Formal guidance has not been provided by the SCC at this time. Roanoke Gas expects to defer certain COVID related costs during fiscal 2021 and plans to seek recovery of these deferrals at the appropriate time. CARES Act funds have been provided to assist customers with past due balances. In December 2020, Roanoke Gas received $403,000 in CARES Act funds and is currently working with the SCC to determine the amount of funding for each eligible customer.

Roanoke Gas continues to recover the costs of its infrastructure replacement program through its SAVE Plan. In May 2020, the Company filed its most recent SAVE application with the SCC to further amend its SAVE Plan and for approval of a SAVE Rider for the period October 2020 through September 2021. In its application, Roanoke Gas requested to continue to recover the costs of the replacement of pre-1973 plastic pipe. In addition, the Company requested to include the replacement of certain regulator stations and pre-1971 coated steel pipe as qualifying SAVE projects. In September 2020, the SCC issued its order approving the updated SAVE Plan and Rider effective with the October 2020 billing cycle. The new SAVE Rider is designed to collect approximately $2.3 million in annual revenues, an increase from the approximate $1.2 million in annual revenues from the prior SAVE Rider rates.

Capital Resources and Liquidity

Due to the capital intensive nature of the utility business, as well as the related weather sensitivity, the Company’s primary capital needs are the funding of its utility plant capital projects, investment in the MVP, the seasonal funding of its natural gas inventories and accounts receivable and the payment of dividends. To meet these needs, the Company relies on its operating cash flows and available financing under short-term and long-term credit agreements.

Cash and cash equivalents increased by $445,599 for the three-month period ended December 31, 2020, compared to a $619,001 decrease for the same period last year. The following table summarizes the sources and uses of cash:

	Three Months Ended December 31,
Cash Flow Summary	2020	2019
Net cash provided by operating activities	$152,910	$817,963
Net cash used in investing activities	(7,853,311)	(10,875,736)
Net cash provided by financing activities	8,146,000	9,438,772
Increase (decrease) in cash and cash equivalents	$445,599	$(619,001)

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash Flows Provided by Operating Activities:

The seasonal nature of the natural gas business causes operating cash flows to fluctuate significantly during the year as well as from year to year. Factors, including weather, energy prices, natural gas storage levels and customer collections, contribute to working capital levels and related cash flows. Generally, operating cash flows are positive during the second and third fiscal quarters as a combination of earnings, declining storage gas levels and collections on customer accounts all contribute to higher cash levels. During the first and fourth fiscal quarters, operating cash flows generally decrease due to increases in natural gas storage levels and rising customer receivable balances.

Cash flows from operating activities for the three-months ended December 31, 2020 decreased by $665,053 from the same period last year. The decrease in cash flow provided by operations was primarily driven by changes in regulatory assets and liabilities, partially offset by net income.

The table below summarizes the significant operating cash flow components:

	Three Months Ended December 31,
Cash Flow From Operating Activities:	2020	2019	Increase (Decrease)
Net income	$4,723,263	$4,006,936	$716,327
Non-cash adjustments:
Depreciation	2,215,525	2,047,695	167,830
Equity in earnings	(1,356,683)	(1,094,086)	(262,597)
AFUDC	(55,980)	—	(55,980)
ESAC assets	—	424,710	(424,710)
Changes in working capital and regulatory assets and liabilities:
Accounts receivable	(6,513,338)	(6,356,346)	(156,992)
Gas in storage	639,751	432,679	207,072
WNA	(935,993)	(166,598)	(769,395)
Accounts payable	1,320,516	1,080,138	240,378
Change in over (under) collection of gas costs	242,057	915,726	(673,669)
Rate refund	—	(209,192)	209,192
Other	(126,208)	(263,699)	137,491
Net Cash Provided by Operations	$152,910	$817,963	$(665,053)

Warmer weather during the fiscal first quarter ended December 31, 2020, as compared to the same prior year period, resulted in a WNA-related cash decline of approximately $770,000. As natural gas commodity prices declined in calendar 2020, the Company’s gas cost recovery moved from an over-collected position at December 31, 2019 to an under-collected position in 2020, driving a $674,000 decrease in operating cash flow. These significant quarter-over-quarter decreases were partially offset by increases in net income, net of AFUDC earnings, and depreciation. Fiscal 2020 also had non-cash expense for the write-down and amortization of ESAC regulatory assets during the fiscal quarter ended December 31, 2019.

Cash Flows Used in by Investing Activities:

Investing activities are generally composed of expenditures related to investment in the Company's utility plant projects, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG peak shaving plant and distribution system facilities, expanding the natural gas system to meet the demands of customer growth, as well as the continued investment in the MVP. The Company is continuing its focus on SAVE infrastructure replacement projects including the replacement of pre-1973 first generation plastic pipe and extending the natural gas distribution system to unserved developments within its existing service territory. Total capital expenditures for the three months ended December 31, 2020 were $5.3 million, compared to $5.8 million during same period last year. Capital expenditures for fiscal 2021 are expected to remain consistent with the prior year.
Investing cash flows also include the Company's continued funding of its participation in the MVP, with a total cash investment of $2.5 million for the quarter ended December 31, 2020, or about one-half the amount in the corresponding period last year.

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash Flows Provided by Financing Activities:

Financing activities generally consist of long-term notes payable and line-of-credit borrowings and repayments, issuance of stock and the payment of dividends. Net cash flows provided by financing activities were $8.1 million, for the three months ended December 31, 2020, compared to $9.4 million for the same period last year. The decrease in financing cash flows is primarily attributable to reduced borrowings, related to lower capital contribution requirements to fund Midstream's investment in the MVP and the December 2019 placement of unsecured notes providing Roanoke Gas' capital budget funding.

Management regularly evaluates the Company’s liquidity through a review of its available financing resources. Management expects to see reductions in its operating cash flows due to expected declines in natural gas consumption and a rise in customer delinquencies and bad debts; however, management believes it has positioned the Company with the financing resources to meet its cash requirements over the next year. The line-of-credit agreement will continue to provide the needed working capital and the ATM program will allow for supplemental equity funding as market conditions allow. Furthermore, the Company can draw funds under one of its two private shelf facility credit agreements or adjust Roanoke Gas’ capital spending to reduce funding requirements if necessary.

Midstream has borrowing capacity of $41 million under its current credit facility, which matures in December 2022. As of December 31, 2020, $28.4 million had been utilized. This credit facility will provide additional financing capacity for MVP funding; however, due to ongoing delays, additional financing may be required. For further discussion regarding Midstream's borrowing capacity, see the "Equity Investment in Mountain Valley Pipeline" section above.

In combination, all of these factors should allow the Company to continue to operate effectively and meet its obligations as they occur.

As of December 31, 2020, Resources' long-term capitalization ratio was 41% equity and 59% debt.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Through December 31, 2020, the Company has evaluated, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls. There were no control changes during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information
ITEM 1 – LEGAL PROCEEDINGS
No material proceedings.
ITEM 1A – RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Resources' Annual Report on Form 10-K for the year ended September 30, 2020.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
None.
ITEM 6 – EXHIBITS

Number	Description
10.1	Non-qualified Deferred Compensation Plan
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2020 and September 30, 2020; (ii) Condensed Consolidated Statements of Income for the three months ended December 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2020 and 2019; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended December 31, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2020 and 2019; and (vi) Condensed Notes to Condensed Consolidated Financial Statements.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

RGC RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RGC Resources, Inc.

Date: February 11, 2021	By:	/s/ Randall P. Burton, II
Randall P. Burton, II
Vice President, Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer)