Form 10-Q
period 2021-03-31
RGC RESOURCES INC
filed 2021-05-13
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common Stock, $5 Par Value	8,228,769

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

ARP

Alternative Revenue Program, regulatory or rate recovery mechanisms approved by the SCC that allow for the adjustment of revenues for certain broad, external factors, or for additional billings if the entity achieves certain performance targets

ASC	Accounting Standards Codification

ASU	Accounting Standards Update as issued by the FASB

ATM	At-the-market program whereby a Company can incrementally offer common stock through a broker at prevailing market prices and on an as-needed basis

CARES	The Coronavirus Aid, Relief, and Economic Security Act

Company	RGC Resources, Inc. or Roanoke Gas Company

COVID-19	Pandemic strain of Coronavirus that causes respiratory illness similar to the flu with symptoms such as coughing, fever, and in more severe cases, difficulty in breathing

CPCN	Certificate of Public Convenience and Necessity

Diversified Energy	Diversified Energy Company, a wholly-owned subsidiary of Resources

DRIP	Dividend Reinvestment and Stock Purchase Plan of RGC Resources, Inc.

DTH	Decatherm (a measure of energy used primarily to measure natural gas)

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act of 1974

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

SCC	Virginia State Corporation Commission, the regulatory body with oversight responsibilities of the utility operations of Roanoke Gas

SEC	U.S. Securities and Exchange Commission

Southgate	Mountain Valley Pipeline, LLC’s Southgate project, which extends from the MVP in south central Virginia to central North Carolina, of which Midstream holds less than a 1% investment

S&P 500 Index	Standard & Poor’s 500 Stock Index

TCJA	Tax Cuts and Jobs Act of 2017

WNA	Weather Normalization Adjustment, an ARP mechanism which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average

Some of the terms above may not be included in this filing

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	September 30,
	Unaudited	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$726,549	$291,066
Accounts receivable (less allowance for uncollectibles of $849,719, and $703,140, respectively)	9,828,956	3,404,044
Materials and supplies	1,101,514	1,027,191
Gas in storage	1,283,767	5,708,761
Prepaid income taxes	—	647,623
Regulatory assets	1,723,472	2,503,314
Other	1,898,954	854,562
Total current assets	16,563,212	14,436,561
UTILITY PROPERTY:
In service	264,489,731	258,342,372
Accumulated depreciation and amortization	(74,224,836)	(71,386,537)
In service, net	190,264,895	186,955,835
Construction work in progress	13,433,545	11,489,258
Utility plant, net	203,698,440	198,445,093
OTHER ASSETS:
Regulatory assets	10,974,638	10,970,094
Investment in unconsolidated affiliates	60,544,494	57,542,805
Other	383,254	284,954
Total other assets	71,902,386	68,797,853
TOTAL ASSETS	$292,164,038	$281,679,507

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	September 30,
	Unaudited	2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,000,000	$—
Dividends payable	1,522,322	1,428,268
Accounts payable	4,555,690	4,442,182
Capital contributions payable	1,441,232	2,512,437
Customer credit balances	851,968	1,587,061
Income taxes payable	505,121	—
Customer deposits	1,605,684	1,611,476
Accrued expenses	2,714,264	3,565,210
Interest rate swaps	356,412	533,795
Regulatory liabilities	222,373	890,313
Total current liabilities	20,775,066	16,570,742
LONG-TERM DEBT:
Notes payable	111,755,200	114,975,200
Line-of-credit	9,281,929	9,143,606
Less unamortized debt issuance costs	(266,700)	(299,175)
Long-term debt, net	120,770,429	123,819,631
DEFERRED CREDITS AND OTHER LIABILITIES:
Interest rate swaps	974,310	1,689,761
Asset retirement obligations	7,396,895	7,180,982
Regulatory cost of retirement obligations	13,122,705	12,678,043
Benefit plan liabilities	6,016,865	6,149,527
Deferred income taxes	14,971,506	13,973,762
Regulatory liabilities	10,561,654	10,729,082
Total deferred credits and other liabilities	53,043,935	52,401,157
STOCKHOLDERS’ EQUITY:
Common stock, $5 par; authorized 20,000,000 shares; issued and outstanding 8,226,650 and 8,160,058 shares, respectively	41,133,250	40,800,290
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	17,058,609	15,847,121
Retained earnings	42,137,946	35,688,510
Accumulated other comprehensive loss	(2,755,197)	(3,447,944)
Total stockholders’ equity	97,574,608	88,887,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$292,164,038	$281,679,507

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
OPERATING REVENUES:
Gas utility	$28,221,274	$22,275,719	$47,704,774	$41,901,325
Non utility	32,388	162,012	65,905	321,859
Total operating revenues	28,253,662	22,437,731	47,770,679	42,223,184
OPERATING EXPENSES:
Cost of gas - utility	14,447,057	8,672,997	22,147,756	16,850,803
Cost of sales - non utility	4,580	78,880	9,967	155,336
Operations and maintenance	3,931,470	4,110,149	7,433,592	8,027,619
General taxes	642,825	587,873	1,216,849	1,131,110
Depreciation and amortization	2,128,304	1,988,216	4,281,702	3,976,721
Total operating expenses	21,154,236	15,438,115	35,089,866	30,141,589
OPERATING INCOME	7,099,426	6,999,616	12,680,813	12,081,595
Equity in earnings (loss) of unconsolidated affiliate	(3,797)	1,188,593	1,352,886	2,282,679
Other income, net	287,548	317,892	617,574	475,535
Interest expense	1,007,764	1,038,293	2,027,593	2,123,478
INCOME BEFORE INCOME TAXES	6,375,413	7,467,808	12,623,680	12,716,331
INCOME TAX EXPENSE	1,607,935	1,787,492	3,132,939	3,029,079
NET INCOME	$4,767,478	$5,680,316	$9,490,741	$9,687,252
BASIC EARNINGS PER COMMON SHARE	$0.58	$0.70	$1.16	$1.20
DILUTED EARNINGS PER COMMON SHARE	$0.58	$0.70	$1.16	$1.19
DIVIDENDS DECLARED PER COMMON SHARE	$0.185	$0.175	$0.370	$0.350

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
NET INCOME	$4,767,478	$5,680,316	$9,490,741	$9,687,252
Other comprehensive income (loss), net of tax:
Interest rate swaps	494,294	(1,216,574)	663,019	(953,521)
Defined benefit plans	14,864	16,791	29,728	33,582
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	509,158	(1,199,783)	692,747	(919,939)
COMPREHENSIVE INCOME	$5,276,636	$4,480,533	$10,183,488	$8,767,313

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

UNAUDITED

	Six Months Ended March 31, 2021
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2020	$40,800,290	$15,847,121	$35,688,510	$(3,447,944)	$88,887,977
Net Income	—	—	4,723,263	—	4,723,263
Other comprehensive income	—	—	—	183,589	183,589
Cash dividends declared ($0.185 per share)	—	—	(1,519,670)	—	(1,519,670)
Issuance of common stock (11,979 shares)	59,895	214,487	—	—	274,382
Balance - December 31, 2020	$40,860,185	$16,061,608	$38,892,103	$(3,264,355)	$92,549,541
Net Income	—	—	4,767,478	—	4,767,478
Other comprehensive income	—	—	—	509,158	509,158
Cash dividends declared ($0.185 per share)	—	—	(1,521,635)	—	(1,521,635)
Issuance of common stock (54,613 shares)	273,065	997,001	—	—	1,270,066
Balance - March 31, 2021	$41,133,250	$17,058,609	$42,137,946	$(2,755,197)	$97,574,608

	Six Months Ended March 31, 2020
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2019	$40,366,320	$14,397,072	$30,821,917	$(2,488,917)	$83,096,392
Net Income	—	—	4,006,936	—	4,006,936
Other comprehensive income	—	—	—	279,844	279,844
Cash dividends declared ($0.175 per share)	—	—	(1,419,236)	—	(1,419,236)
Issuance of common stock (18,053 shares)	90,265	304,934	—	—	395,199
Balance - December 31, 2019	$40,456,585	$14,702,006	$33,409,617	$(2,209,073)	$86,359,135
Net Income	—	—	5,680,316	—	5,680,316
Other comprehensive loss	—	—	—	(1,199,783)	(1,199,783)
Cash dividends declared ($0.175 per share)	—	—	(1,424,192)	—	(1,424,192)
Issuance of common stock (45,628 shares)	228,140	673,731	—	—	901,871
Balance - March 31, 2020	$40,684,725	$15,375,737	$37,665,741	$(3,408,856)	$90,317,347

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,490,741	$9,687,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,405,956	4,095,390
Cost of retirement of utility plant, net	(265,021)	(286,237)
Equity in earnings of unconsolidated affiliate	(1,352,886)	(2,282,679)
Allowance for funds used during construction	(55,981)	(217,147)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(2,611,407)	171,552
Net cash provided by operating activities	9,611,402	11,168,131
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for utility property	(8,978,822)	(10,435,947)
Investment in unconsolidated affiliates	(2,720,008)	(5,931,060)
Proceeds from disposal of utility property	7,390	13,666
Net cash used in investing activities	(11,691,440)	(16,353,341)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	3,780,000	17,063,000
Borrowings under line-of-credit	22,535,162	9,784,534
Repayments under line-of-credit	(22,396,839)	(17,957,007)
Debt issuance expenses	—	(70,750)
Proceeds from issuance of stock	1,544,448	1,297,070
Cash dividends paid	(2,947,250)	(2,758,757)
Net cash provided by financing activities	2,515,521	7,358,090
NET INCREASE IN CASH AND CASH EQUIVALENTS	435,483	2,172,880
BEGINNING CASH AND CASH EQUIVALENTS	291,066	1,631,348
ENDING CASH AND CASH EQUIVALENTS	$726,549	$3,804,228

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present Resources' financial position as of March 31, 2021, cash flows for the six months ended March 31, 2021 and 2020, and the results of its operations, comprehensive income, and changes in stockholders' equity for the three and six months ended March 31, 2021 and 2020. The results of operations for the three and six months ended March 31, 2021 are not indicative of the results to be expected for the fiscal year ending September 30, 2021 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

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

Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

RGC RESOURCES, INC. AND SUBSIDIARIES

2.	Revenue

The Company assesses new contracts and identifies related performance obligations for promises to transfer distinct goods or services to the customer. Revenue is recognized when performance obligations have been satisfied. In the case of Roanoke Gas, the Company contracts with its customers for the sale and/or delivery of natural gas.

The following tables summarize revenue by customer, product and income statement classification:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$17,402,552	$—	$17,402,552	$12,892,659	$—	$12,892,659
Commercial	9,264,611	—	9,264,611	6,368,939	—	6,368,939
Industrial and Transportation	1,252,343	—	1,252,343	1,243,426	—	1,243,426
Other	95,092	32,388	127,480	117,466	162,012	279,478
Total contracts with customers	28,014,598	32,388	28,046,986	20,622,490	162,012	20,784,502
Alternative Revenue Programs	206,676	—	206,676	1,653,229	—	1,653,229
Total operating revenues	$28,221,274	$32,388	$28,253,662	$22,275,719	$162,012	$22,437,731

	Six Months Ended March 31, 2021			Six Months Ended March 31, 2020
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$28,648,746	$—	$28,648,746	$25,177,242	$—	$25,177,242
Commercial	15,254,631	—	15,254,631	12,102,779	—	12,102,779
Industrial and Transportation	2,476,144	—	2,476,144	2,570,669	—	2,570,669
Other	256,169	65,905	322,074	333,461	321,859	655,320
Total contracts with customers	46,635,690	65,905	46,701,595	40,184,151	321,859	40,506,010
Alternative Revenue Programs	1,069,084	—	1,069,084	1,717,174	—	1,717,174
Total operating revenues	$47,704,774	$65,905	$47,770,679	$41,901,325	$321,859	$42,223,184

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Customer Accounts Receivable

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable(1)	Unbilled revenue(1)	Customer credit balances	Customer deposits
Balance at September 30, 2020	$2,343,492	$1,041,518	$1,587,061	$1,611,476
Balance at March 31, 2021	7,445,589	1,832,773	851,968	1,605,684
Increase (decrease)	$5,102,097	$791,255	$(735,093)	$(5,792)

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

A reconciliation of income tax expense from applying the federal statutory rates in effect for each period to total income tax expense is presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Income before income taxes	$6,375,413	$7,467,808	$12,623,680	$12,716,331
Corporate federal tax rate	21.0%	21.0%	21.0%	21.0%

Income tax expense computed at the federal statutory rate	$1,338,837	$1,568,240	$2,650,973	$2,670,430
State income taxes, net of federal tax benefit	305,557	338,631	607,990	588,668
Net amortization of excess deferred taxes on regulated operations	(38,124)	(38,124)	(124,332)	(124,332)
Other, net	1,665	(81,255)	(1,692)	(105,687)
Total income tax expense	$1,607,935	$1,787,492	$3,132,939	$3,029,079

Effective tax rate	25.2%	23.9%	24.8%	23.8%

4.	Rates and Regulatory Matters

On March 16, 2020, in response to COVID-19, the SCC issued an order applicable to all utilities operating in Virginia to suspend disconnection of service to all customers until May 15, 2020, which it subsequently extended through October 5, 2020. The Virginia General Assembly then extended the moratorium for residential customers until the Governor determines that the economic and public health conditions have improved such that the prohibition does not need to remain in place, or until at least 60 days after such declared state of emergency ends, whichever is sooner. Under the moratorium, utilities are prohibited from disconnecting residential customers for non-payment of their natural gas service and from assessing late payment fees; therefore, residential customers that would normally be disconnected for non-payment will continue incurring costs for gas service until the moratorium is removed, resulting in higher potential write-offs. Roanoke Gas continues to evaluate and adjust its provision for bad debts; however, the potential magnitude from the service moratorium continues to be uncertain.

In April 2020, the SCC issued an order allowing regulated utilities in Virginia to defer certain incremental, prudently incurred costs associated with the COVID-19 pandemic and to apply for recovery at a future date. Formal guidance has not been provided by the SCC at this time. Roanoke Gas began deferring certain COVID-19 related costs during fiscal 2021 and plans to seek recovery of these deferrals at the appropriate time.

CARES Act funds have been provided to assist customers with past due balances. In December 2020, Roanoke Gas received $403,000 in CARES Act funds. Based on the guidance provided by the SCC, the Company was able to apply $209,000 of this money to eligible customer accounts in February of 2021  Customers with eligible arrearage balances as of April 30, 2021 will be able to apply for the remaining CARES Act funds.

RGC RESOURCES, INC. AND SUBSIDIARIES

5.	Other Investments

Midstream is an approximately 1% owner of the LLC constructing the MVP. The LLC has changed its approach in seeking authorization to cross all remaining streams and wetlands on the project route. It requested individual permits from the U.S. Army Corps of Engineers to cross certain streams and wetlands utilizing open cut techniques and has applied to amend the MVP project's CPCN to seek FERC authority to cross certain streams and wetlands utilizing alternative trenchless construction methods. The LLC is targeting a full in-service date for the MVP project in summer 2022 at a total project cost of approximately $6.2 billion, with Midstream's total cash contribution expected to approach $65 million.

The LLC suspended accruing AFUDC on the project subsequent to December 31, 2020 and until growth construction activities resume and, as a result, Midstream will not recognize AFUDC income from MVP during this suspension. During the first half of fiscal 2021, the Company recognized $1,353,000 in AFUDC income related to its investment in the LLC.

Roanoke Gas will continue to suspend accruing AFUDC on its two gate stations that will interconnect with the MVP until such time as construction activities resume on the respective gate stations. Roanoke Gas recognized $55,981 of AFUDC associated with these gate stations during the first half of fiscal 2021.

Funding for Midstream's investments in the LLC for both the MVP and Southgate projects is being provided through two variable rate unsecured promissory notes, under a non-revolving credit agreement, maturing in December 2022, and two additional notes issued in June 2019. See Note 7 for a schedule of debt instruments.

The investments in the LLC are included in the accompanying financial statements as follows:

Balance Sheet location:	March 31, 2021	September 30, 2020
Other Assets:
MVP	$60,156,954	$57,183,063
Southgate	387,540	359,742
Investment in unconsolidated affiliates	$60,544,494	$57,542,805

Current Liabilities:
MVP	$1,440,329	$2,501,883
Southgate	903	10,554
Capital contributions payable	$1,441,232	$2,512,437

	Three Months Ended		Six Months Ended
Income Statement location:	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Equity in earnings (loss) of unconsolidated affiliate	$(3,797)	$1,188,593	$1,352,886	$2,282,679

	March 31, 2021	September 30, 2020
Undistributed earnings, net of income taxes, of MVP in retained earnings	$7,847,356	$6,842,702

The change in the investment in unconsolidated affiliates is provided below:

	Six Months Ended
	March 31, 2021	March 31, 2020
Cash investment	$2,720,008	$5,931,060
Change in accrued capital calls	(1,071,205)	(3,298,038)
Equity in earnings of unconsolidated affiliate	1,352,886	2,282,679
Change in investment in unconsolidated affiliates	$3,001,689	$4,915,701

RGC RESOURCES, INC. AND SUBSIDIARIES

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included:

	Income Statements
	Three Months Ended		Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
AFUDC	$—	$117,754,887	$133,757,314	$227,780,361
Other income (expense), net	5,514	(34,575)	(47,094)	699,607
Net income	$5,514	$117,720,312	$133,710,220	$228,479,968

	Balance Sheets
	March 31, 2021	September 30, 2020
Assets:
Current assets	$163,664,436	$513,713,429
Construction work in progress	5,935,832,366	5,536,248,668
Other assets	2,363,875	4,597,441
Total assets	$6,101,860,677	$6,054,559,538

Liabilities and Equity:
Current liabilities	$184,699,507	$187,581,804
Noncurrent liabilities	303,706	245,000
Capital	5,916,857,464	5,866,732,734
Total liabilities and equity	$6,101,860,677	$6,054,559,538

6.	Derivatives and Hedging

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

RGC RESOURCES, INC. AND SUBSIDIARIES

7.	Long-Term Debt

On March 25, 2021, Roanoke Gas renewed its unsecured line-of-credit agreement for a two-year term expiring March 31, 2023 with a maximum borrowing limit of $40,000,000.  Amounts drawn against the agreement are considered to be non-current as the balance under the line-of-credit is not subject to repayment within the next 12-month period.  The agreement has a variable-interest rate based on 30 day LIBOR plus 100 basis points and an availability fee of 15 basis points and provides multi-tiered borrowing limits associated with the seasonal borrowing demands of the Company.  The Company's total available borrowing limits during the term of the agreement range from $14,000,000 to $40,000,000.

Long-term debt consists of the following:

	March 31, 2021		September 30, 2020
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas Company:
Unsecured senior notes payable, at 4.26% due on September 18, 2034	$30,500,000	$130,330	$30,500,000	$135,157
Unsecured term note payable, at 30-day LIBOR plus 0.90%, due November 1, 2021	7,000,000	1,945	7,000,000	3,613
Unsecured term notes payable, at 3.58% due on October 2, 2027	8,000,000	31,304	8,000,000	33,712
Unsecured term notes payable, at 4.41% due on March 28, 2031	10,000,000	31,326	10,000,000	32,892
Unsecured term notes payable, at 3.60% due on December 6, 2029	10,000,000	30,824	10,000,000	32,585
RGC Midstream, LLC:
Unsecured term notes payable, at 30-day LIBOR plus 1.35%, due December 29, 2022	29,255,200	20,866	25,475,200	38,728
Unsecured term note payable, at 30-day LIBOR plus 1.15%, due June 12, 2026	14,000,000	12,640	14,000,000	13,844
Unsecured term note payable, at 30-day LIBOR plus 1.20%, due June 1, 2024	10,000,000	7,465	10,000,000	8,644
Total notes payable, current and non-current	118,755,200	266,700	114,975,200	299,175
Less: current maturities of long-term debt	(7,000,000)	—	—	—
Total notes payable	$111,755,200	$266,700	$114,975,200	$299,175
Line-of-credit, at 30-day LIBOR plus 1.00%, due March 31, 2023	9,281,929	-	9,143,606	-
Total long-term debt	$121,037,129	$266,700	$124,118,806	$299,175

All debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization.  All of the debt agreements, except for the line-of-credit, provide for priority indebtedness to not exceed 15% of consolidated total assets.  The Company was in compliance with all debt covenants as of March 31, 2021 and September 30, 2020.

8.	Other Comprehensive Income (Loss)

A summary of other comprehensive income and loss is provided below:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Three Months Ended March 31, 2021
Interest rate swaps:
Unrealized gains	$529,356	$(136,257)	$393,099
Transfer of realized losses to interest expense	136,270	(35,075)	101,195
Net interest rate swaps	665,626	(171,332)	494,294
Defined benefit plans:
Amortization of actuarial losses	20,017	(5,153)	14,864
Other comprehensive income	$685,643	$(176,485)	$509,158
Three Months Ended March 31, 2020
Interest rate swaps:
Unrealized losses	$(1,654,962)	$425,987	$(1,228,975)
Transfer of realized losses to interest expense	16,698	(4,297)	12,401
Net interest rate swaps	(1,638,264)	421,690	(1,216,574)
Defined benefit plans:
Amortization of actuarial losses	22,610	(5,819)	16,791
Other comprehensive loss	$(1,615,654)	$415,871	$(1,199,783)

RGC RESOURCES, INC. AND SUBSIDIARIES

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Six Months Ended March 31, 2021
Interest rate swaps:
Unrealized gains	$619,126	$(159,364)	$459,762
Transfer of realized losses to interest expense	273,708	(70,451)	203,257
Net interest rate swaps	892,834	(229,815)	663,019
Defined benefit plans:
Amortization of actuarial losses	40,034	(10,306)	29,728
Other comprehensive income	$932,868	$(240,121)	$692,747
Six Months Ended March 31, 2020
Interest rate swaps:
Unrealized losses	$(1,304,269)	$335,718	$(968,551)
Transfer of realized losses to interest expense	20,238	(5,208)	15,030
Net interest rate swaps	(1,284,031)	330,510	(953,521)
Defined benefit plans:
Amortization of actuarial losses	45,220	(11,638)	33,582
Other comprehensive loss	$(1,238,811)	$318,872	$(919,939)

The amortization of actuarial gains and losses, reflected in the preceding table, relate to the unregulated operations of the Company. The regulated operations are included as a regulatory asset. The amortization of actual gains and losses is recognized as a component of net periodic pension and postretirement benefit costs under other income, net.

Reconciliation of Accumulated Other Comprehensive Income (Loss)

			Accumulated
			Other
	Interest Rate	Defined Benefit	Comprehensive
	Swaps	Plans	Income (Loss)
Balance at September 30, 2020	$(1,651,213)	$(1,796,731)	$(3,447,944)
Other comprehensive income	663,019	29,728	692,747
Balance at March 31, 2021	$(988,194)	$(1,767,003)	$(2,755,197)

9.	Commitments and Contingencies

The outbreak of COVID-19 continues to have a significant effect on businesses and individuals throughout the nation and the world. The COVID-19 pandemic has forced all levels of government, as well as businesses and individuals, to take actions to limit the spread of the disease. The result has been a significant disruption to normal activities as many businesses have either shut down or are operating on a limited basis resulting in higher unemployment and government imposed social distancing mandates over the past year. With the increased distribution and acceptance of vaccines, some restrictions imposed to limit the spread and transmission of the virus have been reduced allowing for some return to normalcy. However, the existence of variant strains of the virus and reduced focus on safety measures may lead to a resurgence in infections and could result in additional restrictions. The extent to which COVID-19 will affect the Company over future periods will depend on ongoing developments, which are highly uncertain and cannot be reasonably predicted, including the duration of the outbreak, the continued easing of restrictions to businesses and individuals, the potential for a resurgence of the virus, including variants, and the effectiveness and timeliness of vaccines, among other factors.

10.	Earnings Per Share

Basic earnings per common share for the three and six months ended March 31, 2021 and 2020 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares.

A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income	$4,767,478	$5,680,316	$9,490,741	$9,687,252
Weighted average common shares	8,217,822	8,122,157	8,192,533	8,101,887
Effect of dilutive securities:
Options to purchase common stock	12,828	22,806	13,621	27,331
Diluted average common shares	8,230,650	8,144,963	8,206,154	8,129,218
Earnings per share of common stock:
Basic	$0.58	$0.70	$1.16	$1.20
Diluted	$0.58	$0.70	$1.16	$1.19

RGC RESOURCES, INC. AND SUBSIDIARIES

11.	Employee Benefit Plans

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Components of net periodic pension cost:
Service cost	$183,570	$172,902	$367,140	$345,804
Interest cost	243,785	265,557	487,570	531,114
Expected return on plan assets	(503,936)	(459,156)	(1,007,872)	(918,312)
Recognized loss	125,535	113,936	251,070	227,872
Net periodic pension cost	$48,954	$93,239	$97,908	$186,478

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Components of postretirement benefit cost:
Service cost	$35,172	$41,970	$70,344	$83,940
Interest cost	107,623	132,869	215,246	265,738
Expected return on plan assets	(149,122)	(137,599)	(298,244)	(275,198)
Recognized loss	38,664	59,343	77,328	118,686
Net postretirement benefit cost	$32,337	$96,583	$64,674	$193,166

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy:

	Fair Value Measurements - March 31, 2021
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Natural gas purchases	$124,948	$—	$124,948	$—
Interest rate swaps	1,330,722	—	1,330,722	—
Total	$1,455,670	$—	$1,455,670	$—

	Fair Value Measurements - September 30, 2020
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Natural gas purchases	$470,755	$—	$470,755	$—
Interest rate swaps	2,223,556	—	2,223,556	—
Total	$2,694,311	$—	$2,694,311	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At March 31, 2021 and September 30, 2020, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements:

	Fair Value Measurements - March 31, 2021
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$7,000,000	—	—	$7,000,000
Notes payable	111,755,200	$—	$—	118,949,157
Total	$118,755,200	$—	$—	$125,949,157

Fair Value Measurements - September 30, 2020
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Notes payable	$114,975,200	$—	$—	$124,740,970
Total	$114,975,200	$—	$—	$124,740,970

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying Treasury rate or other Treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of March 31, 2021 and September 30, 2020, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Information related to the segments of the Company are provided below:

	Three Months Ended March 31, 2021
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$28,221,274	$—	$32,388	$28,253,662
Depreciation	2,128,304	—	—	2,128,304
Operating income (loss)	7,175,532	(102,295)	26,189	7,099,426
Equity in earnings (loss)	—	(3,797)	—	(3,797)
Interest expense	707,532	300,232	—	1,007,764
Income (loss) before income taxes	6,750,004	(400,880)	26,289	6,375,413

	Three Months Ended March 31, 2020
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$22,275,719	$—	$162,012	$22,437,731
Depreciation	1,988,216	—	—	1,988,216
Operating income (loss)	6,988,528	(69,526)	80,614	6,999,616
Equity in earnings	—	1,188,593	—	1,188,593
Interest expense	661,997	376,296	—	1,038,293
Income before income taxes	6,642,411	744,698	80,699	7,467,808

	Six Months Ended March 31, 2021
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$47,704,774	$—	$65,905	$47,770,679
Depreciation	4,281,702	—	—	4,281,702
Operating income (loss)	12,788,574	(153,142)	45,381	12,680,813
Equity in earnings	—	1,352,886	—	1,352,886
Interest expense	1,411,862	615,731	—	2,027,593
Income before income taxes	11,986,004	592,045	45,631	12,623,680

	Six Months Ended March 31, 2020
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$41,901,325	$—	$321,859	$42,223,184
Depreciation	3,976,721	—	—	3,976,721
Operating income (loss)	12,030,013	(108,117)	159,699	12,081,595
Equity in earnings	—	2,282,679	—	2,282,679
Interest expense	1,380,850	742,628	—	2,123,478
Income before income taxes	11,121,293	1,435,052	159,986	12,716,331

	March 31, 2021
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$218,924,307	$60,987,637	$12,252,094	$292,164,038

	September 30, 2020
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$211,994,364	$57,660,105	$12,025,038	$281,679,507

14.	Regulatory Assets and Liabilities

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory assets included in the Company’s accompanying balance sheets are as follows:

	March 31, 2021	September 30, 2020
Assets:
Current Assets:
Regulatory assets:
WNA	$583,539	$—
Under-recovery of gas costs	747,232	1,733,718
Under-recovery of SAVE Plan revenues	20,021	108,550
Accrued pension and postretirement medical	288,365	576,731
Other deferred expenses	84,315	84,315
Total current	1,723,472	2,503,314
Utility Property:
In service:
Other	11,945	11,945
Construction work in progress:
AFUDC	386,189	330,208
Other Assets:
Regulatory assets:
Premium on early retirement of debt	1,541,527	1,598,620
Accrued pension and postretirement medical	9,156,546	9,156,546
Other deferred expenses	276,565	214,928
Total non-current	10,974,638	10,970,094

Total regulatory assets	$13,096,244	$13,815,561

Regulatory liabilities included in the Company’s accompanying balance sheets are as follows:

	March 31, 2021	September 30, 2020
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
WNA	—	601,784
Excess deferred income taxes	205,353	205,353
Other deferred liabilities	17,020	83,176
Total current	222,373	890,313
Deferred Credits and Other Liabilities:
Asset retirement obligations	7,396,895	7,180,982
Regulatory cost of retirement obligations	13,122,705	12,678,043
Regulatory Liabilities:
Excess deferred income taxes	10,561,654	10,729,082
Total non-current	31,081,254	30,588,107

Total regulatory liabilities	$31,303,627	$31,478,420

As of March 31, 2021 and September 30, 2020, the Company had regulatory assets in the amount of $13,084,299 and $13,803,616, respectively, on which the Company did not earn a return during the recovery period.

RGC RESOURCES, INC. AND SUBSIDIARIES

15.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued.  There were no items not otherwise disclosed which would have materially impacted the Company's condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, Resources may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, operational impacts and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2020 Annual Report on Form 10-K. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.

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

COVID-19

As was discussed under Item 1A "Risk Factors" in the Company's 2020 Annual Report on Form 10-K, COVID-19 and the resulting pandemic continue to impact the local, state, national and global economies. The actions taken to limit the spread and overcome the virus have disrupted normal activities throughout the Company's service territory. Management continues to monitor current conditions to ensure the continuation of safe and reliable service to customers and to maintain the safety of the Company's employees.

Significant progress has been made in distributing and administering vaccines to the public, which is a critical step on the return to some form of normalcy. Certain restrictions implemented as a result of the pandemic have been eased allowing for increased business, recreational and travel activities. However, the easing of restrictions and the existence of variant strains of COVID-19 may lead to a rise in infections, which could result in the reinstatement of some of the restrictions previously in place.

Although the Company has experienced some decline in natural gas consumption by commercial customers impacted by COVID-19, other customers have increased gas consumption for use in their business processes. When adjusted for variability in weather through the WNA, total commercial and industrial volumes declined by 3% for the quarter and 2% for the six month period, compared to the corresponding periods in the prior year.  The decline from the prior year was due to a single industrial customer that switched its primary fuel source from natural gas to an alternate fuel in response to pricing differences. The Company’s volume of gas delivered to residential customers, as adjusted for weather variability through the WNA, reflected nominal increases year over year.

The Company expects the service moratorium, as discussed below under "Regulatory," to continue at least into the summer of 2021. As a result, management continues to closely monitor and evaluate its provision for bad debts. With the moratorium in place, delinquent account balances are continuing to build among customers that have been affected by COVID-19 and other economic events. In February 2021, the Company was able to apply more than $200,000 of CARES Act funds to the delinquent balances of those customers impacted by COVID-19. Total bad debt expense incurred by the Company remains unpredictable as several factors including the duration of the moratorium, the speed and extent in which the economy recovers, the utilization of the remaining CARES Act funding, the extent that restrictions on business remain in place, a potential resurgence in the pandemic or other issues remain uncertain or unknown. Any improvements or setbacks among any of the factors listed above could result in a significantly higher or lower level of bad debts as provided for in the consolidated financial statements.

The ultimate impact to the Company will depend on future developments, including the factors listed above. The longer the pandemic continues, the greater the potential negative financial effect on the Company and its customers.

RGC RESOURCES, INC. AND SUBSIDIARIES

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 63,000 residential, commercial and industrial customers in Roanoke, Virginia and surrounding localities through its Roanoke Gas subsidiary.

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

The Company’s non-gas base rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal non-gas rate application with the SCC utilizing historical and proforma information, including investment in natural gas facilities. Generally, investments related to extending service to new customers are recovered through the non-gas base rates currently in place. The investment in replacing and upgrading existing infrastructure is generally not recoverable until a formal rate application is filed to include the additional investment, and new non-gas base rates are approved. The SAVE Plan and Rider provides the Company with the ability to recover costs related to these SAVE qualified infrastructure investments on a prospective basis. The SAVE Plan provides a mechanism through which the Company may recover the related depreciation and expenses and provides a return on rate base of the additional capital investments related to improving the Company's infrastructure until such time a formal rate application is filed to incorporate these investments in the Company's non-gas base rates.  The SAVE Rider last reset effective January 2019 in connection with the implementation of new non-gas rates.  Accordingly, SAVE Plan revenues increased by $261,000 and $585,000 for the three and six month periods ended March 31, 2021, respectively, compared to the same periods last year. The increases in SAVE revenues reflects the continued investment in qualified SAVE Plan infrastructure.

The WNA model reduces earnings volatility related to weather variability in the heating season. The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when weather is colder than normal. The WNA allows the Company to recover from its customers the lost margin (excluding gas costs) from the impact of weather that is warmer than normal and correspondingly requires the Company to refund the excess margin earned for weather that is colder than normal. The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day. For the three and six months ended March 31, 2021, the Company accrued approximately $249,000 and $1,196,000 in additional revenues under the WNA model for weather that was 3% and 9% warmer than normal, respectively. For the corresponding periods last year, the Company accrued $1,651,000 and $1,817,000 in additional revenues for weather that was approximately 20% and 13% warmer than normal, respectively. The current WNA year ended on March 31, 2021. The 12 month cumulative WNA balance will be collected from customers during the May 2021 billing cycle.

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

During times of rising gas costs and rising inventory levels, Roanoke Gas recognizes ICC revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less ICC revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighted-average cost of capital. Total ICC revenues for the three and six month periods ended March 31, 2021 declined by $20,000 and $49,000, respectively, from the same periods last year primarily due to lower average price of gas in storage balances and a reduction in the ICC factor used in calculating these revenues.

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

In February 2021, the central and eastern sections of the country experienced a polar vortex causing severe cold weather that had a significant short-term impact on energy prices. As the Company receives a majority of its natural gas supply from these regions, the average spot commodity price of gas delivered in February 2021 increased by nearly 200% compared to the prior month. When combined with capacity fee increases implemented by two of the pipelines transporting gas for delivery into Roanoke Gas' distribution system, the higher costs necessitated the Company to file for relief by requesting an increase in its PGA rate effective March 2021. Although, the commodity price of gas returned to normal levels in March 2021, the SCC administratively approved the higher PGA factor through April 2021, allowing the Company to recover the higher gas costs incurred.

The Company has recognized significant income from equity in earnings of MVP in the past, as AFUDC has been recorded during the construction activities. Effective January 1, 2021, the LLC made a determination to temporarily suspend recognition of AFUDC due to delays in construction related to the LLC’s change in its approach to seeking authorization to cross all remaining streams and wetlands on the project route. Assuming the necessary approvals are received for the crossings and construction resumes, AFUDC would again be recognized until such time as the project is ready to be placed into service. Accordingly, the Company did not recognize any AFUDC during the second quarter of fiscal 2021.

Effective January 1, 2021, Roanoke Gas suspended AFUDC on its two gate stations that will connect to MVP until such time as construction activities resume.

Results of Operations

The analysis on the results of operations is based on the consolidated operations of the Company, which is primarily associated with the utility segment. Additional segment analysis is provided in areas where Midstream's investment in affiliates represents a significant component of the comparison.

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

Three Months Ended March 31, 2021:

Net income decreased by $912,838, or 16%, for the three months ended March 31, 2021, compared to the same period last year, primarily due to the cessation of AFUDC earnings on the investment in MVP.

RGC RESOURCES, INC. AND SUBSIDIARIES

The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended March 31,
	2021	2020	Increase / (Decrease)	Percentage
Operating Revenues
Gas utility	$28,221,274	$22,275,719	$5,945,555	27%
Non utility	32,388	162,012	(129,624)	(80)%
Total Operating Revenues	$28,253,662	$22,437,731	$5,815,931	26%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	3,212,413	2,675,117	$537,296	20%
Transportation and Interruptible	806,981	917,159	(110,178)	(12)%
Total Delivered Volumes	4,019,394	3,592,276	$427,118	12%
HDD (Unofficial)	1,997	1,661	336	20%

Total operating revenues for the three months ended March 31, 2021, compared to the same period last year, increased by 26% due to a combination of significantly higher natural gas prices and pipeline and storage fees, higher natural gas deliveries and an increase in SAVE revenues, partially offset by a reduction in WNA revenues, a decrease in transportation and interruptible volumes and a decrease in non-utility revenues. A polar vortex in mid-February 2021 in the central and eastern portions of the country resulted in a temporary spike in the spot prices for natural gas.  In addition, two of the pipeline suppliers implemented rate increases on the transportation fees for delivering natural gas into Roanoke's distribution system.  As a result of both events, the commodity price of natural gas increased by 47% per dth and total pipeline and storage fees increased by 43% for the quarter.  These higher costs are passed on to customers through the PGA mechanism.  The quarter ended March 31, 2021 had 20% more heating degree days than the same period last year, which accounted for the 20% increase in the weather sensitive residential and commercial volumes.  The revenue impact of increased volumes from colder weather was mitigated by a $1,401,228 reduction in WNA revenues, as compared to prior year.  SAVE Plan revenues increased by $260,848 due to the ongoing investment in qualified SAVE infrastructure projects. The transportation and interruptible volumes, primarily driven by business activity rather than weather, declined by 12% related mostly to a single multi-fuel customer that switched its primary fuel from natural gas to an alternate source in response to the rising natural gas commodity prices. Non-utility revenues decreased due to the completion of a significant long-term contract in fiscal 2020.

	Three Months Ended March 31,
	2021	2020	Increase	Percentage
Gross Utility Margin
Gas Utility Revenue	$28,221,274	$22,275,719	$5,945,555	27%
Cost of Gas - Utility	14,447,057	8,672,997	5,774,060	67%
Gross Utility Margin	$13,774,217	$13,602,722	$171,495	1%

Gross utility margin increased from the same period last year primarily as a result of the aforementioned higher SAVE revenues and customer growth, partially offset by a reduction in transportation and interruptible deliveries. WNA-adjusted volumes associated with residential and commercial customers increased by more than 3% as compared to a 20% increase for the actual volumes. The transportation and interruptible volumes declined by 12% related mostly to a single multi-fuel customer that switched its primary fuel from natural gas to an alternate source. The higher customer base charge revenue reflects a combination of nominal customer growth and the continuing service to delinquent customers as a result of the moratorium for disconnecting natural gas service on past due accounts.

The components of and the change in gas utility margin are summarized below:

	Three Months Ended March 31,
	2021	2020	Increase / (Decrease)
Customer Base Charge	$3,652,055	$3,610,679	$41,376
Carrying Cost	65,446	85,134	(19,688)
SAVE Plan	550,847	289,999	260,848
Volumetric	9,226,891	7,934,022	1,292,869
WNA	249,330	1,650,558	(1,401,228)
Other Gas Revenues	29,648	32,330	(2,682)
Total	$13,774,217	$13,602,722	$171,495

RGC RESOURCES, INC. AND SUBSIDIARIES

Operations and maintenance expenses decreased by $178,679 from the same period last year primarily due to lower compensation costs and bad debt expense, partially offset by reduced capitalized overheads.  Compensation expense declined by $220,000 related to lower benefit costs and the absence of accelerated vesting of officer restricted stock that resulted from a planned retirement in the prior year. Bad debt expense declined by $155,000 for the quarter compared to the same period last year due to the application of more than $200,000 in CARES Act funds. As a result of the applied funds, the growth in past due balances was temporarily slowed resulting in a smaller increase in bad debt reserves. Total capitalized overheads declined by $193,000 on a $1.6 million reduction in capital expenditures related to weather and project timing.

General taxes increased by $54,952, or 9%, primarily due to higher property taxes related to ongoing investments in infrastructure replacement, system reinforcements and customer growth.

Depreciation expense increased by $140,088, or 7%, on a comparable increase in utility plant balances.

Equity in earnings of unconsolidated affiliate decreased by $1,192,390, as the LLC ceased recognition of AFUDC on the MVP effective January 2021 until such time as substantive construction activities resume.  See Equity Investment in Mountain Valley Pipeline section below for more details.

Other income, net declined by $30,344 primarily due to the absence of the equity portion of AFUDC offset by a $112,000 decrease in the non-service cost components of net periodic benefit costs.  In the final order on the Company's non-gas rate application, the SCC allowed Roanoke Gas to defer financing costs related to the two natural gas transfer stations that will interconnect Roanoke Gas' distribution system with the MVP.  Beginning in the second quarter of fiscal 2020, the Company used the industry standard practice of AFUDC to defer these costs for potential recovery in future rate proceedings.  As noted above, the LLC stopped recognizing AFUDC related to MVP.  Roanoke Gas also suspended AFUDC on these two gate stations until such time as construction activities resume to interconnect the MVP with the Company's distribution system. Under the requirements of ASC 715, the components of net periodic benefit costs other than service cost are to be classified outside of income from operations. The reduction in these costs is attributable to reduced interest cost related to a lower discount rate applied to the benefit plans' liabilities and higher projected earnings on plan assets attributable to asset growth.

Interest expense decreased by $30,529, or 3%, despite total average debt outstanding increasing by 15% between quarters. The higher borrowing levels, derived from the ongoing investment in MVP and financing expenditures in support of Roanoke Gas' capital budget, were offset by a 15% reduction in the weighted average interest rate on the Company's debt. Interest expense was also impacted by the absence of a credit for the debt portion of AFUDC related to Roanoke's two gate stations due to the cessation of the accrual, partially offset by the prior year interest on the rate refund.

Roanoke Gas' interest expense increased by $45,535 primarily due to a $10.5 million increase in total average debt outstanding for the period, net of a reduction in the average interest rate from 3.86% to 3.51% associated with the higher borrowings under the variable rate line-of-credit.

Midstream's interest expense decreased by $76,064. The decline in the average variable interest rate of Midstream's credit facility resulted in the average interest rate on total Midstream debt decreasing from 3.09% to 2.25%, more than offsetting the effect of the $6,472,000 increase in total average debt outstanding.

Income tax expense decreased by $179,557 corresponding to a reduction in taxable income. The effective tax rate was 25.2% and 23.9% for the three month periods ended March 31, 2021 and 2020, respectively. The effective tax rate for the prior year was lower due to excess deductions related to the vesting of restricted stock and the exercise of stock options.

RGC RESOURCES, INC. AND SUBSIDIARIES

Six Months Ended March 31, 2021:

Net income decreased by $196,511, or 2%, for the six months ended March 31, 2021, compared to the same period last year.  Reductions in the earnings of MVP related to AFUDC, net of higher natural gas margins and lower operation and maintenance expenses, were the contributing factors to the earnings decline.

The tables below reflect operating revenues, volume activity and heating degree-days.

	Six Months Ended March 31,
	2021	2020	Increase / (Decrease)	Percentage
Operating Revenues
Gas utility	$47,704,774	$41,901,325	$5,803,449	14%
Non utility	65,905	321,859	(255,954)	(80)%
Total Operating Revenues	$47,770,679	$42,223,184	$5,547,495	13%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	5,262,636	4,924,373	$338,263	7%
Transportation and Interruptible	1,623,637	1,786,741	(163,104)	(9)%
Total Delivered Volumes	6,886,273	6,711,114	$175,159	3%
HDD (Unofficial)	3,245	3,101	144	5%

Total operating revenues for the six months ended March 31, 2021, compared to the same period last year, increased by 13% due to higher natural gas prices and pipeline and storage fees, higher delivered volumes and an increase in SAVE revenues, partially offset by a reduction in WNA revenues, a decrease in transportation and interruptible volumes and a decrease in non-utility revenues. Total delivered volumes increased by 175,159 dth while the weather sensitive residential and commercial volumes increased by 7% due to a 5% increase in heating degree days. After adjusting for WNA, the weather sensitive volumes reflected an increase of 3% as the cooler weather reduced the level of WNA revenues by $620,854. SAVE Plan revenues increased by $584,933 due to the ongoing investment in qualified SAVE infrastructure projects. Transportation and interruptible volumes, which are excluded from the WNA calculations, decreased by 9%, primarily due to the single multi-fuel customer that switched its primary fuel from natural gas to an alternate source as referenced above. Non-utility revenues decreased due to the completion of a significant long-term contract in fiscal 2020, which accounted for more than 75% of total non-utility revenues.

	Six Months Ended March 31,
	2021	2020	Increase	Percentage
Gross Utility Margin
Gas Utility Revenue	$47,704,774	$41,901,325	$5,803,449	14%
Cost of Gas - Utility	22,147,756	16,850,803	5,296,953	31%
Gross Utility Margin	$25,557,018	$25,050,522	$506,496	2%

Gross utility margin increased from the same period last year primarily as a result of the increased SAVE revenues attributable to the continuing investment in qualified SAVE Plan infrastructure projects. Total WNA-adjusted volumes declined slightly with reductions in interruptible and transportation volumes more than offsetting the higher normalized residential and commercial volumes.  The higher customer base charge revenues, associated with customer growth, offset reductions in ICC and other revenues.

The components of and the change in gas utility margin are summarized below:

	Six Months Ended March 31,
	2021	2020	Increase / (Decrease)
Customer Base Charge	$7,274,520	$7,191,428	$83,092
Carrying Cost	192,202	241,041	(48,839)
SAVE Plan	1,055,545	470,612	584,933
Volumetric	15,774,483	15,237,865	536,618
WNA	1,196,301	1,817,155	(620,854)
Other Gas Revenues	63,967	92,421	(28,454)
Total	$25,557,018	$25,050,522	$506,496

RGC RESOURCES, INC. AND SUBSIDIARIES

Operations and maintenance expenses decreased by $594,027 from the same period last year primarily due to the write-down and amortization of ESAC regulatory assets during the prior year, lower compensation costs and bad debt expense, partially offset by lower capitalized overheads. In January 2020, the SCC issued their final order on Roanoke Gas' non-gas base rate application. Included in the order approving the rate award on the non-gas base rate application was a requirement to write-down $317,000 in ESAC assets that were not subject to recovery. In addition, the first six months of fiscal 2020 included $153,000 of ESAC asset amortization. No ESAC amortization is included the current year as the Company accelerated recovery of the remaining balance in September 2020. As discussed previously, compensation expense declined by $300,000 primarily due to the vesting of restricted stock in the prior fiscal year.  Bad debt expense declined by $185,000 due to the application of more than $200,000 in CARES Act funds to eligible customers with past due balances.  Total capitalized overheads declined by $253,000 on reduced capital expenditures related to a combination of weather and project timing.

General taxes increased by $85,739, or 8%, due to higher property taxes related to ongoing investments in infrastructure replacement, system reinforcements and customer growth.

Depreciation expense increased by $304,981, or 8%, on a comparable increase in utility plant balances.

Equity in earnings of unconsolidated affiliate decreased by $929,793, or 41%, due to the cessation of AFUDC recognition by the LLC on the MVP effective January 2021.

Other income, net increased by $142,039 primarily due to a $225,000 decrease in the non-service cost components of net periodic benefit costs partially offset by $121,000 reduction in the equity portion of AFUDC on the two gate stations that will interconnect the MVP with Roanoke's distribution system.  The Company temporarily stopped recognizing AFUDC on these gate stations effective January 2021 until the resumption of construction activities closer to the completion of the MVP project.

Interest expense decreased by $95,885, or 5%, despite total average debt outstanding increasing by 17% associated with funding Roanoke Gas' capital projects and Midstream's continuing investment in MVP.  As a result of the declining interest rates on the Company's variable rate debt, the weighted-average interest rate fell by 16%. Interest expense was also reduced by the absence of rate refund interest in the current year and reduced AFUDC related to the delayed completion of the MVP project.

Roanoke Gas' interest expense increased by $31,012 primarily due to the capitalization of $40,000 less in AFUDC during the current year.  Higher interest expense related to a more than $11 million increase in average outstanding debt balances offset the absence of interest on the rate refund from the prior year.

Midstream's interest expense decreased by $126,897. The average interest rate of Midstream's debt declined from 3.13% to 2.27% due to significant reductions in the interest rate on its variable rate debt, which more than offset the $7,120,000 increase in total average debt outstanding during the period.

Income tax expense increased by $103,860 on a less than 1% decline in pre-tax income.  The effective tax rate was 24.8% and 23.8% for the six-month periods ended March 31, 2021 and 2020, respectively. A combination of vesting of restricted stock and the exercise of stock options provided additional tax benefits that resulted in a net lower effective tax rate during the prior year.

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

Following a comprehensive review of all outstanding stream and wetland crossings across the approximately 300-mile MVP project route, on February 19, 2021, the LLC submitted (i) a joint application package to each of the Huntington, Pittsburgh and Norfolk Districts of the U.S. Army Corps of Engineers (Army Corps) that requests an individual permit from the Army Corps to cross certain streams and wetlands utilizing open cut techniques (the Army Corps Individual Permit) and (ii) an application to amend the MVP project’s CPCN that seeks FERC authority to cross certain streams and wetlands utilizing alternative trenchless construction methods.

Related to seeking the Army Corps Individual Permit, on March 4, 2021, the LLC submitted applications to each of the West Virginia Department of Environmental Protection (WVDEP) and the Virginia Department of Environmental Quality (VADEQ) seeking Section 401 water quality certification approvals or waivers. While the LLC anticipated that the applications would be acted upon within approximately six months and the agencies are continuing to process the applications, both the VADEQ and WVDEP submitted requests to the Army Corps for additional time to address the applications. Based on ongoing discussions, involving the Army Corps and the VADEQ and WVDEP regarding the requested extensions, the LLC expects that the Army Corps will grant the VADEQ and WVDEP additional review time and, in light of the agencies’ rationales for seeking extensions, is supportive of that action. Taking into account that discussions are ongoing, the likelihood of a longer review period than originally anticipated and, as a result, the potential for certain time of year restrictions (unless waived or alternative crossing authority is obtained) and seasonal challenges to affect construction, as well as seasonal carrying costs, the LLC is targeting a full in-service date for the MVP project in summer 2022 at a total project cost of approximately $6.2 billion (excluding AFUDC).

In order to complete the MVP project in accordance with the targeted full in-service date and cost, the LLC must, among other things, timely receive the Army Corps Individual Permit (as well as timely receive the State 401 Approvals and, as necessary, certain other state-level approvals) and timely receive authorization from the FERC to amend the CPCN to utilize alternative trenchless construction methods for certain stream and wetland crossings. The LLC also must (i) maintain and, as applicable, timely receive required authorizations, including authorization to proceed with construction, related to the Jefferson National Forest from the Bureau of Land Management, the U.S. Forest Service and the FERC; (ii) continue to have available the orders previously issued by the FERC modifying its prior stop work orders and extending the LLC’s prescribed time to complete the MVP project; and (iv) continue to be authorized to work under the Biological Opinion and Incidental Take Statement issued by the United States Department of the Interior’s Fish and Wildlife Service for the MVP project. In each case, any such foregoing or other authorizations must remain in effect notwithstanding any pending or future challenge thereto. Failure to achieve any one of the above items could lead to additional delays and higher project costs.

Resources' current earnings from the MVP investment are attributable to AFUDC income generated by the LLC. As a result of the above-described approach to seeking authorization to cross all remaining streams and wetlands on the project route, limited construction activities on the project are expected during the process to obtain the requisite approvals. Accordingly, the LLC suspended the accrual of AFUDC on the project subsequent to December 31, 2020 and until growth construction resumes and, as a result, Resources will not recognize AFUDC income from MVP during this suspension. Additionally, Roanoke Gas will continue to suspend accruing AFUDC on its two gate stations that will interconnect with the MVP until such time as construction activities resume on the respective gate stations.

Management has conducted an assessment of its MVP investment in accordance with the provisions of ASC 323, Investments - Equity Method and Joint Ventures. As a result of its evaluation, management has concluded that the investment is not currently impaired as of March 31, 2021. Furthermore, the LLC has conducted its own evaluation of the project and also concluded that no impairment exists as of March 31, 2021. Management will continue monitoring the status of the project for circumstances that may lead to future impairment, including any significant delays or denials of necessary permits and approvals. If necessary, the amount and timing of any future impairment would be dependent on the specific circumstances at the time of evaluation.

In April 2018, the LLC announced the MVP Southgate project and submitted Southgate's certificate application to the FERC in November 2018. The Final Environmental Impact Statement for the project was issued on February 14, 2020. In June 2020, the FERC issued the CPCN for the MVP Southgate; however, the FERC, while authorizing the project, directed the Office of Energy Projects not to issue a notice to proceed with construction until necessary federal permits are received for the MVP project and the Director of the Office of Energy Projects lifts the stop work order and authorizes the LLC to continue constructing the MVP. On August 11, 2020, the North Carolina Department of Environmental Quality (NCDEQ) denied Southgate's application due to timing of the MVP project's completion. On March 11, 2021, the Fourth Circuit Court of Appeals, pursuant to an appeal filed by the LLC, vacated the NCDEQ's denial and remanded the matter to the NCDEQ for additional review. On April 29, 2021, the NCDEQ reissued its denial of Southgate's application. Based on the updated targeted full in-service date for the MVP and expectations regarding Southgate permit approval timing, the LLC is targeting commencing construction on the MVP Southgate project in 2022 and placing the MVP Southgate in-service during the spring of 2023.

Midstream has borrowing capacity of $41 million under its current credit facility, which matures in December 2022. As of March 31, 2021, $29.3 million had been utilized. This credit facility will provide additional financing capacity for MVP funding; however, due to ongoing delays, additional financing will be required. Management is working with the Company's lending institutions to secure the necessary funding. If the legal and regulatory challenges, including any future challenges, are not resolved in a timely manner and/or restrictions are imposed that impact future construction, the cost of the MVP and Midstream's capital contributions may increase above current projections.

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory

On January 24, 2020, the SCC issued its final general rate case order awarding Roanoke Gas an annualized non-gas rate increase of $7.25 million and providing for a 9.44% return on equity. The final order directed the Company to write-off a portion of ESAC assets that were excluded from recovery under the rate award. As a result, in the second quarter of fiscal 2020 Roanoke Gas expensed an additional $317,000 of ESAC assets above the normal amortization amount. Rates authorized by the SCC's final order required the Company to issue customers $3.8 million in rate refunds, which was completed in March 2020.

The final order also excluded from current rates a return on the investment of two interconnect stations with the MVP, but noted Roanoke Gas could defer the related financing costs of those investments for possible future recovery. As a result, the Company began recognizing AFUDC during the second quarter of fiscal 2020 to capitalize both the equity and debt financing costs incurred during the construction phases. During the first quarter of 2021, Roanoke Gas recognized a total of $55,981 in AFUDC, $41,978 and $14,003 of equity and debt carrying costs, respectively. Beginning January 2021, the LLC temporarily ceased recording AFUDC as MVP construction was temporarily inactive while awaiting resolution of regulatory and permitting issues. Similarly, Roanoke Gas temporarily ceased recording AFUDC on its related MVP interconnect construction projects until such time as construction activities resume.

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

In April 2020, the SCC issued an order allowing regulated utilities in Virginia to defer certain incremental, prudently incurred costs associated with the COVID-19 pandemic and to apply for recovery at a future date. Roanoke Gas continues to defer certain COVID-19 related costs during fiscal 2021 and plans to seek recovery of these deferrals at the appropriate time. In December 2020, Roanoke Gas received $403,000 in CARES Act funds to assist customers with past due balances. Based on guidance provided by the SCC, the Company was able to apply $209,000 to eligible customer accounts in the second quarter.  Customers with eligible arrearages as of April 30, 2021, will be able to apply for the remaining funds.

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

Capital Resources and Liquidity

Due to the capital intensive nature of the utility business, as well as the related weather sensitivity, the Company’s primary capital needs are the funding of its utility plant capital projects, investment in the MVP, the seasonal funding of its natural gas inventories and accounts receivable and the payment of dividends. To meet these needs, the Company relies on its operating cash flows, available financing under short-term and long-term credit agreements and proceeds from its equity program.

Cash and cash equivalents increased by $435,483 for the six-month period ended March 31, 2021, compared to a $2,172,880 increase for the same period last year. The following table summarizes the sources and uses of cash:

	Six Months Ended March 31,
Cash Flow Summary	2021	2020
Net cash provided by operating activities	$9,611,402	$11,168,131
Net cash used in investing activities	(11,691,440)	(16,353,341)
Net cash provided by financing activities	2,515,521	7,358,090
Increase in cash and cash equivalents	$435,483	$2,172,880

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

Cash flows from operating activities for the six months ended March 31, 2021 decreased by $1,556,729 from the same period last year. The decrease in cash flow provided by operations was primarily driven by changes in accounts receivable and regulatory assets and liabilities, net of the prior year rate refund.

The table below summarizes the significant operating cash flow components:

	Six Months Ended March 31,
Cash Flow From Operating Activities:	2021	2020	Increase / (Decrease)
Net income	$9,490,741	$9,687,252	$(196,511)
Non-cash adjustments:
Depreciation	4,405,956	4,095,390	310,566
Equity in earnings	(1,352,886)	(2,282,679)	929,793
AFUDC	(55,981)	(217,147)	161,166
ESAC assets	—	469,911	(469,911)
Changes in working capital and regulatory assets and liabilities:
Accounts receivable	(6,571,491)	(1,968,073)	(4,603,418)
Gas in storage	4,424,994	4,638,418	(213,424)
WNA	(1,185,323)	(1,817,155)	631,832
Customer credit balances	(735,093)	481,425	(1,216,518)
Change in over (under) collection of gas costs	986,486	2,055,884	(1,069,398)
Rate refund	—	(3,826,695)	3,826,695
Deferred taxes	757,623	330,548	427,075
Other	(553,624)	(478,948)	(74,676)
Net cash provided by operating activities	$9,611,402	$11,168,131	$(1,556,729)

As natural gas commodity prices increased during the colder winter months, the Company’s gas cost recovery moved from an over-collected position at March 31, 2020 to an under-collected position in 2021, driving a $1.1 million decrease in operating cash flow. In addition, increased natural gas commodity prices resulted in higher Roanoke Gas billing rates as compared to the prior year. These higher billing rates, in combination with higher customer arrearages related to the moratorium as noted in the "Regulatory" section above, resulted in a $4.6 million decrease in operating cash flow. Fiscal 2020 also had non-cash expense for the write-down and amortization of ESAC regulatory assets. These significant decreases were partially offset by a $3.8 million increase in operating cash flow related to the rate refund applied to customer accounts in the prior year.

Cash Flows Used in by Investing Activities:

Investing activities are generally composed of expenditures related to investment in the Company's utility plant projects, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG peak shaving plant and distribution system facilities, expanding the natural gas system to meet the demands of customer growth, as well as the continued investment in the MVP. The Company is continuing its focus on SAVE infrastructure replacement projects including the replacement of pre-1973 first generation plastic pipe and extending the natural gas distribution system to unserved developments within its existing service territory. Total capital expenditures for the six months ended March 31, 2021 were $9.0 million, compared to $10.4 million during same period last year. Capital expenditures for fiscal 2021 are expected to remain consistent with the prior year.

Investing cash flows also include the Company's continued funding of its participation in the MVP, with a total cash investment of $2.7 million for the six months ended March 31, 2021, or less than half the amount in the corresponding period last year, as a result of reduced pipeline construction activity.

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash Flows Provided by Financing Activities:

Financing activities generally consist of long-term notes payable and line-of-credit borrowings and repayments, issuance of stock and the payment of dividends. Net cash flows provided by financing activities were $2.5 million, for the six months ended March 31, 2021, compared to $7.4 million for the same period last year. The decrease in financing cash flows is primarily attributable to reduced borrowings, related to lower capital contribution requirements to fund Midstream's investment in the MVP and the December 2019 placement of unsecured notes providing financing for Roanoke Gas' capital budget.

On March 25, 2021, Roanoke Gas renewed its unsecured line-of-credit agreement, which was scheduled to expire March 31, 2022. The new agreement is for a two-year term expiring March 31, 2023 with a maximum borrowing limit of $40,000,000. Amounts drawn against the agreement are considered to be non-current as the balance under the line-of-credit is not subject to repayment within the next 12-month period. The agreement has a variable interest rate based on 30-day LIBOR plus 100 basis points and an availability fee of 15 basis points and provides multi-tiered borrowing limits associated with the seasonal borrowing demands of the Company. The Company's total available borrowing limits during the term of the agreement range from $14,000,000 to $40,000,000.

Management regularly evaluates the Company’s liquidity through a review of its available financing resources. Management continually monitors the impact of COVID-19 on its operating cash flows; however, management believes it has positioned the Company to withstand any negative repercussions with sufficient financing resources to meet its cash requirements over the next year. The line-of-credit agreement will continue to provide the needed working capital and the ATM program will allow for supplemental equity funding as market conditions allow. Furthermore, the Company can draw funds under one of its two private shelf facility credit agreements or adjust Roanoke Gas’ capital spending to reduce funding requirements if necessary.

Midstream has borrowing capacity of $41 million under its current credit facility, which matures in December 2022. As of March 31, 2021, $29.3 million had been utilized. This credit facility will provide additional financing capacity for MVP funding; however, due to ongoing delays, additional financing may be required. For further discussion regarding Midstream's borrowing capacity, see the "Equity Investment in Mountain Valley Pipeline" section above.

In combination, all of these factors should allow the Company to continue to operate effectively and meet its obligations as they occur.

As of March 31, 2021, Resources' long-term capitalization ratio was 43% equity and 57% debt.

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

Through March 31, 2021, the Company has evaluated, under the supervision and with the participation of management, including the chief executive officer and the interim chief financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls. There were no control changes during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
10.1

First modification to Promissory Note by and between Roanoke Gas Company and Wells Fargo Bank, N.A., dated as of March 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 23, 2021)

10.2

Revolving Line of Credit Note in the original principal amount of $40,000,000 by Roanoke Gas Company with Wells Fargo Bank, N.A. dated as of March 25, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 31, 2021)

10.3	Fifth Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A., including Guarantor's Consent and Reaffirmation, dated as of March 25, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 31, 2021)
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RGC Resources, Inc.

Date: May 13, 2021	By:	/s/ Lawrence T. Oliver
Lawrence T. Oliver
Vice President, Interim Chief Financial Officer, Corporate Secretary and Treasurer
(Principal Financial Officer)