Form 10-Q
period 2021-06-30
RGC RESOURCES INC
filed 2021-08-06
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2021
Common Stock, $5 Par Value	8,355,356

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

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

NQDC Plan	RGC Resources, Inc. Non-qualified Deferred Compensation Plan

Normal Weather	The average number of heating degree days over the most recent 30-year period

PBGC	Pension Benefit Guaranty Corporation

Pension Plan	Defined benefit plan that provides pension benefits to employees hired prior to January 1, 2017 who meet certain years of service criteria

PGA	Purchased Gas Adjustment, a regulatory mechanism, which adjusts natural gas customer rates to reflect changes in the forecasted cost of gas and actual gas costs

Postretirement Plan	Defined benefit plan that provides postretirement medical and life insurance benefits to eligible employees hired prior to January 1, 2000 who meet years of service and other criteria

R&D credit	Research and development federal tax credit defined under Internal Revenue Code section 41 and the related regulations

Resources	RGC Resources, Inc., parent company of Roanoke Gas, Midstream and Diversified Energy

RGCO	Trading symbol for RGC Resources, Inc. on the NASDAQ Global Stock Market

Roanoke Gas	Roanoke Gas Company, a wholly-owned subsidiary of Resources

RSPD	RGC Resources, Inc. Restricted Stock Plan for Outside Directors

RSPO	RGC Resources, Inc. Restricted Stock Plan

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

SCC	Virginia State Corporation Commission, the regulatory body with oversight responsibilities of the utility operations of Roanoke Gas

SEC	U.S. Securities and Exchange Commission

Southgate	Mountain Valley Pipeline, LLC’s Southgate project, which extends from the MVP in south central Virginia to central North Carolina, of which Midstream holds less than a 1% investment

S&P 500 Index	Standard & Poor’s 500 Stock Index

TCJA	Tax Cuts and Jobs Act of 2017

WNA	Weather Normalization Adjustment, an ARP mechanism which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average

Some of the terms above may not be included in this filing

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	September 30,
	Unaudited	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,268,411	$291,066
Accounts receivable (less allowance for uncollectibles of $935,604, and $703,140, respectively)	4,791,296	3,404,044
Materials and supplies	1,008,615	1,027,191
Gas in storage	4,265,056	5,708,761
Prepaid income taxes	168,161	647,623
Regulatory assets	2,015,117	2,503,314
Other	1,346,225	854,562
Total current assets	14,862,881	14,436,561
UTILITY PROPERTY:
In service	266,210,526	258,342,372
Accumulated depreciation and amortization	(75,293,450)	(71,386,537)
In service, net	190,917,076	186,955,835
Construction work in progress	17,076,443	11,489,258
Utility plant, net	207,993,519	198,445,093
OTHER ASSETS:
Regulatory assets	10,994,375	10,970,094
Investment in unconsolidated affiliates	62,541,855	57,542,805
Other	469,102	284,954
Total other assets	74,005,332	68,797,853
TOTAL ASSETS	$296,861,732	$281,679,507

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	September 30,
	Unaudited	2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,000,000	$—
Dividends payable	1,543,131	1,428,268
Accounts payable	5,387,864	4,442,182
Capital contributions payable	1,853,381	2,512,437
Customer credit balances	842,992	1,587,061
Customer deposits	1,576,160	1,611,476
Accrued expenses	2,761,241	3,565,210
Interest rate swaps	368,141	533,795
Regulatory liabilities	272,907	890,313
Total current liabilities	21,605,817	16,570,742
LONG-TERM DEBT:
Notes payable	113,925,200	114,975,200
Line-of-credit	9,482,600	9,143,606
Less unamortized debt issuance costs	(256,413)	(299,175)
Long-term debt, net	123,151,387	123,819,631
DEFERRED CREDITS AND OTHER LIABILITIES:
Interest rate swaps	989,169	1,689,761
Asset retirement obligations	7,505,590	7,180,982
Regulatory cost of retirement obligations	13,439,053	12,678,043
Benefit plan liabilities	5,935,922	6,149,527
Deferred income taxes	14,853,364	13,973,762
Regulatory liabilities	10,542,692	10,729,082
Total deferred credits and other liabilities	53,265,790	52,401,157
STOCKHOLDERS’ EQUITY:
Common stock, $5 par; authorized 20,000,000 shares; issued and outstanding 8,325,692 and 8,160,058 shares, respectively	41,628,460	40,800,290
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	18,764,700	15,847,121
Retained earnings	41,205,655	35,688,510
Accumulated other comprehensive loss	(2,760,077)	(3,447,944)
Total stockholders’ equity	98,838,738	88,887,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$296,861,732	$281,679,507

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
OPERATING REVENUES:
Gas utility	$14,016,681	$10,856,453	$61,721,455	$52,757,778
Non utility	32,165	215,465	98,070	537,324
Total operating revenues	14,048,846	11,071,918	61,819,525	53,295,102
OPERATING EXPENSES:
Cost of gas - utility	6,289,615	3,680,408	28,437,371	20,531,211
Cost of sales - non utility	4,427	113,693	14,394	269,029
Operations and maintenance	3,535,642	3,426,231	10,969,234	11,453,850
General taxes	561,071	527,418	1,777,920	1,658,528
Depreciation and amortization	2,115,758	1,988,505	6,397,460	5,965,226
Total operating expenses	12,506,513	9,736,255	47,596,379	39,877,844
OPERATING INCOME	1,542,333	1,335,663	14,223,146	13,417,258
Equity in earnings of unconsolidated affiliate	133,864	1,205,574	1,486,750	3,488,253
Other income, net	130,186	52,556	747,760	528,091
Interest expense	1,000,238	986,203	3,027,831	3,109,681
INCOME BEFORE INCOME TAXES	806,145	1,607,590	13,429,825	14,323,921
INCOME TAX EXPENSE	195,305	401,012	3,328,244	3,430,091
NET INCOME	$610,840	$1,206,578	$10,101,581	$10,893,830
BASIC EARNINGS PER COMMON SHARE	$0.07	$0.15	$1.23	$1.34
DILUTED EARNINGS PER COMMON SHARE	$0.07	$0.15	$1.23	$1.34
DIVIDENDS DECLARED PER COMMON SHARE	$0.185	$0.175	$0.555	$0.525

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
NET INCOME	$610,840	$1,206,578	$10,101,581	$10,893,830
Other comprehensive income (loss), net of tax:
Interest rate swaps	(19,744)	(126,800)	643,275	(1,080,321)
Defined benefit plans	14,864	16,791	44,592	50,373
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(4,880)	(110,009)	687,867	(1,029,948)
COMPREHENSIVE INCOME	$605,960	$1,096,569	$10,789,448	$9,863,882

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

UNAUDITED

	Nine Months Ended June 30, 2021
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2020	$40,800,290	$15,847,121	$35,688,510	$(3,447,944)	$88,887,977
Net Income	—	—	4,723,263	—	4,723,263
Other comprehensive income	—	—	—	183,589	183,589
Cash dividends declared ($0.185 per share)	—	—	(1,519,670)	—	(1,519,670)
Issuance of common stock (11,979 shares)	59,895	214,487	—	—	274,382
Balance - December 31, 2020	$40,860,185	$16,061,608	$38,892,103	$(3,264,355)	$92,549,541
Net Income	—	—	4,767,478	—	4,767,478
Other comprehensive income	—	—	—	509,158	509,158
Cash dividends declared ($0.185 per share)	—	—	(1,521,635)	—	(1,521,635)
Issuance of common stock (54,613 shares)	273,065	997,001	—	—	1,270,066
Balance - March 31, 2021	$41,133,250	$17,058,609	$42,137,946	$(2,755,197)	$97,574,608
Net Income	—	—	610,840	—	610,840
Other comprehensive loss	—	—	—	(4,880)	(4,880)
Stock option grants	—	2,775	—	—	2,775
Cash dividends declared ($0.185 per share)	—	—	(1,543,131)	—	(1,543,131)
Issuance of common stock (99,042 shares)	495,210	1,703,316	—	—	2,198,526
Balance - June 30, 2021	$41,628,460	$18,764,700	$41,205,655	$(2,760,077)	$98,838,738

	Nine Months Ended June 30, 2020
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2019	$40,366,320	$14,397,072	$30,821,917	$(2,488,917)	$83,096,392
Net Income	—	—	4,006,936	—	4,006,936
Other comprehensive income	—	—	—	279,844	279,844
Cash dividends declared ($0.175 per share)	—	—	(1,419,236)	—	(1,419,236)
Issuance of common stock (18,053 shares)	90,265	304,934	—	—	395,199
Balance - December 31, 2019	$40,456,585	$14,702,006	$33,409,617	$(2,209,073)	$86,359,135
Net Income	—	—	5,680,316	—	5,680,316
Other comprehensive loss	—	—	—	(1,199,783)	(1,199,783)
Cash dividends declared ($0.175 per share)	—	—	(1,424,192)	—	(1,424,192)
Issuance of common stock (45,628 shares)	228,140	673,731	—	—	901,871
Balance - March 31, 2020	$40,684,725	$15,375,737	$37,665,741	$(3,408,856)	$90,317,347
Net Income	—	—	1,206,578	—	1,206,578
Other comprehensive loss	—	—	—	(110,009)	(110,009)
Stock option grants	—	40,692	—	—	40,692
Cash dividends declared ($0.175 per share)	—	—	(1,426,248)	—	(1,426,248)
Issuance of common stock (10,492 shares)	52,460	170,332	—	—	222,792
Balance - June 30, 2020	$40,737,185	$15,586,761	$37,446,071	$(3,518,865)	$90,251,152

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,101,581	$10,893,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,583,841	6,143,085
Cost of retirement of utility plant, net	(424,628)	(391,297)
Stock option grants	2,775	40,692
Equity in earnings of unconsolidated affiliate	(1,486,750)	(3,488,253)
Allowance for funds used during construction	(55,981)	(272,108)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(304,611)	(99,850)
Net cash provided by operating activities	14,416,227	12,826,099
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for utility property	(14,962,459)	(16,969,559)
Investment in unconsolidated affiliates	(4,171,356)	(6,590,424)
Proceeds from disposal of utility property	132,536	53,921
Net cash used in investing activities	(19,001,279)	(23,506,062)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	5,950,000	18,298,000
Borrowings under line-of-credit	34,091,154	14,096,520
Repayments under line-of-credit	(33,752,160)	(19,410,863)
Debt issuance expenses	—	(70,750)
Proceeds from issuance of stock	3,742,974	1,519,862
Cash dividends paid	(4,469,571)	(4,182,949)
Net cash provided by financing activities	5,562,397	10,249,820
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	977,345	(430,143)
BEGINNING CASH AND CASH EQUIVALENTS	291,066	1,631,348
ENDING CASH AND CASH EQUIVALENTS	$1,268,411	$1,201,205

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present Resources' financial position as of June 30, 2021, cash flows for the nine months ended June 30, 2021 and 2020, and the results of its operations, comprehensive income, and changes in stockholders' equity for the three and nine months ended June 30, 2021 and 2020. The results of operations for the three and nine months ended June 30, 2021 are not indicative of the results to be expected for the fiscal year ending September 30, 2021 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In combination with ASU 2021-01, the ASU provides temporary optional guidance to ease the potential burden in accounting for and recognizing the effects of reference rate change on financial reporting. The new guidance applies specifically to contracts and hedging relationships that reference LIBOR, or any other referenced rate that is expected to be discontinued due to reference rate reform. The new guidance is effective for the Company through December 31, 2022. The Intercontinental Exchange (ICE) Benchmark Administration, the administrator for LIBOR and other inter-bank offered rates, announced that the LIBOR rates for one-day, one-month, six-month and one-year will cease publication in June 2023 and that no new financial contracts may use LIBOR after December 31, 2021. Currently, all of the Company's LIBOR based financial contracts are based on the one-month LIBOR rate. None of the holders of these financial contracts have indicated when a transition from LIBOR will occur. Accordingly, the Company does not anticipate adopting this guidance until fiscal 2022. The new guidance could result in a significant impact on the Company's financial position, results of operations, and cash flows when the reference rate is changed for related contracts.

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

The following tables summarize revenue by customer, product and income statement classification:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$7,755,301	$—	$7,755,301	$6,682,586	$—	$6,682,586
Commercial	4,878,644	—	4,878,644	3,157,873	—	3,157,873
Industrial and Transportation	1,257,400	—	1,257,400	1,401,775	—	1,401,775
Other	113,342	32,165	145,507	56,723	215,465	272,188
Total contracts with customers	14,004,687	32,165	14,036,852	11,298,957	215,465	11,514,422
Alternative Revenue Programs	11,994	—	11,994	(442,504)	—	(442,504)
Total operating revenues	$14,016,681	$32,165	$14,048,846	$10,856,453	$215,465	$11,071,918

	Nine Months Ended June 30, 2021			Nine Months Ended June 30, 2020
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$36,404,047	$—	$36,404,047	$31,859,828	$—	$31,859,828
Commercial	20,133,275	—	20,133,275	15,260,652	—	15,260,652
Industrial and Transportation	3,733,544	—	3,733,544	3,972,444	—	3,972,444
Other	369,511	98,070	467,581	390,184	537,324	927,508
Total contracts with customers	60,640,377	98,070	60,738,447	51,483,108	537,324	52,020,432
Alternative Revenue Programs	1,081,078	—	1,081,078	1,274,670	—	1,274,670
Total operating revenues	$61,721,455	$98,070	$61,819,525	$52,757,778	$537,324	$53,295,102

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

RGC RESOURCES, INC. AND SUBSIDIARIES

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

Customer Accounts Receivable

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable(1)	Unbilled revenue(1)	Customer credit balances	Customer deposits
Balance at September 30, 2020	$2,343,492	$1,041,518	$1,587,061	$1,611,476
Balance at June 30, 2021	3,665,023	1,079,046	842,992	1,576,160
Increase (decrease)	$1,321,531	$37,528	$(744,069)	$(35,316)

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

A reconciliation of income tax expense from applying the federal statutory rates in effect for each period to total income tax expense is presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Income before income taxes	$806,145	$1,607,590	$13,429,825	$14,323,921
Corporate federal tax rate	21.0%	21.0%	21.0%	21.0%

Income tax expense computed at the federal statutory rate	$169,290	$337,593	$2,820,263	$3,008,023
State income taxes, net of federal tax benefit	39,458	77,349	647,448	666,017
Net amortization of excess deferred taxes on regulated operations	(14,081)	(14,081)	(138,413)	(138,413)
Other, net	638	151	(1,054)	(105,536)
Total income tax expense	$195,305	$401,012	$3,328,244	$3,430,091

Effective tax rate	24.2%	24.9%	24.8%	23.9%

The Company is currently evaluating the R&D credit for fiscal years 2017 through 2020 and plans to amend its tax returns for open tax years to claim any qualifying credit. The R&D credit primarily relates to capital spending by the Company's Roanoke Gas subsidiary. The total potential available credit has not been determined as of the filing date of this report.

4.	Rates and Regulatory Matters

Since March 16, 2020, in response to COVID-19, the Company has been operating under a moratorium that prohibits utilities from disconnecting residential customers for non-payment of their natural gas service and from assessing late payment fees; therefore, residential customers that would normally be disconnected for non-payment will continue incurring charges for gas service until the moratorium ends, resulting in higher potential write-offs. The moratorium is set to expire on August 30, 2021. Roanoke Gas continues to evaluate and adjust its provision for bad debts; however, the potential magnitude from the service moratorium continues to be uncertain.

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

In May 2021, Roanoke Gas filed its most recent SAVE application with the SCC to update the SAVE Rider for the period October 2021 through September 2022. The application requested the continued recovery of pre-1973 plastic pipe replacement costs, as well as inclusion of the replacement of several certain regulator stations and pre-1971 coated steel pipe as qualifying projects. The updated SAVE Rider is designed to collect approximately $3.45 million in annual revenues, a $1.1 million increase from the existing SAVE Rider rates. The Company expects a final order from the SCC on this application by September 30, 2021.

CARES Act funds have been provided to assist customers with past due balances. In December 2020, Roanoke Gas received over $400,000 in CARES Act funds and was able to apply the funds to eligible customer accounts during the second and third fiscal quarters.

RGC RESOURCES, INC. AND SUBSIDIARIES

5.	Other Investments

Midstream is an approximately 1% owner of the LLC constructing the MVP. Due to various legal and regulatory delays, the LLC changed its approach in seeking authorization to cross all remaining streams and wetlands on the project route. It requested individual permits from the U.S. Army Corps of Engineers to cross certain streams and wetlands utilizing open cut techniques and has applied to amend the MVP project's CPCN to seek FERC authority to cross certain streams and wetlands utilizing alternative trenchless construction methods. The LLC is targeting a full in-service date for the MVP project in summer 2022 at a total project cost of approximately $6.2 billion, with Midstream's total cash contribution expected to approach $65 million.

The LLC temporarily suspended accruing AFUDC on the project beginning January 1, 2021 and through March 31, 2021 due to a temporary reduction in growth construction activities. The LLC resumed accruing AFUDC beginning April 1, 2021 associated with certain growth construction activities resuming.  The amount of AFUDC recognized during the current and prior period is included in the tables below.

Roanoke Gas will continue to suspend accruing AFUDC on its two gate stations that will interconnect with the MVP until such time as construction activities resume on the respective gate stations. Roanoke Gas recognized $55,981 of AFUDC associated with these gate stations during the first fiscal quarter ended December 31, 2020.

Funding for Midstream's investments in the LLC for both the MVP and Southgate projects is being provided through two variable rate unsecured promissory notes, under a non-revolving credit agreement, maturing in December 2022, and two additional notes issued in June 2019. See Note 7 for a schedule of debt instruments.

The investments in the LLC are included in the accompanying financial statements as follows:

Balance Sheet location:	June 30, 2021	September 30, 2020
Other Assets:
MVP	$62,141,694	$57,183,063
Southgate	400,161	359,742
Investment in unconsolidated affiliates	$62,541,855	$57,542,805

Current Liabilities:
MVP	$1,850,876	$2,501,883
Southgate	2,505	10,554
Capital contributions payable	$1,853,381	$2,512,437

	Three Months Ended		Nine Months Ended
Income Statement location:	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Equity in earnings of unconsolidated affiliate	$133,864	$1,205,574	$1,486,750	$3,488,253

	June 30, 2021	September 30, 2020
Undistributed earnings, net of income taxes, of MVP in retained earnings	$7,946,763	$6,842,702

The change in the investment in unconsolidated affiliates is provided below:

	Nine Months Ended
	June 30, 2021	June 30, 2020
Cash investment	$4,171,356	$6,590,424
Change in accrued capital calls	(659,056)	(2,597,426)
Equity in earnings of unconsolidated affiliate	1,486,750	3,488,253
Change in investment in unconsolidated affiliates	$4,999,050	$7,481,251

RGC RESOURCES, INC. AND SUBSIDIARIES

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included:

	Income Statements
	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
AFUDC	$12,917,004	$120,874,005	$146,674,318	$348,654,366
Other income (expense), net	(145,581)	(18,925)	(192,675)	680,682
Net income	$12,771,423	$120,855,080	$146,481,643	$349,335,048

	Balance Sheets
	June 30, 2021	September 30, 2020
Assets:
Current assets	$230,303,657	$513,713,429
Construction work in progress	6,098,744,245	5,536,248,668
Other assets	2,363,875	4,597,441
Total assets	$6,331,411,777	$6,054,559,538

Liabilities and Equity:
Current liabilities	$242,401,943	$187,581,804
Noncurrent liabilities	—	245,000
Capital	6,089,009,834	5,866,732,734
Total liabilities and equity	$6,331,411,777	$6,054,559,538

6.	Derivatives and Hedging

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

Long-term debt consists of the following:

	June 30, 2021		September 30, 2020
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior notes payable, at 4.26% due on September 18, 2034	$30,500,000	$127,917	$30,500,000	$135,157
Unsecured term note payable, at 30-day LIBOR plus 0.90%, due November 1, 2021	7,000,000	1,112	7,000,000	3,613
Unsecured term notes payable, at 3.58% due on October 2, 2027	8,000,000	30,100	8,000,000	33,712
Unsecured term notes payable, at 4.41% due on March 28, 2031	10,000,000	30,543	10,000,000	32,892
Unsecured term notes payable, at 3.60% due on December 6, 2029	10,000,000	29,943	10,000,000	32,585
Midstream:
Unsecured term notes payable, at 30-day LIBOR plus 1.35%, due December 29, 2022	31,425,200	17,885	25,475,200	38,728
Unsecured term note payable, at 30-day LIBOR plus 1.15%, due June 12, 2026	14,000,000	12,038	14,000,000	13,844
Unsecured term note payable, at 30-day LIBOR plus 1.20%, due June 1, 2024	10,000,000	6,875	10,000,000	8,644
Total notes payable, current and non-current	120,925,200	256,413	114,975,200	299,175
Less: current maturities of long-term debt	(7,000,000)	—	—	—
Total notes payable	$113,925,200	$256,413	$114,975,200	$299,175
Line-of-credit, at 30-day LIBOR plus 1.00%, due March 31, 2023	9,482,600	-	9,143,606	-
Total long-term debt	$123,407,800	$256,413	$124,118,806	$299,175

All debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization.  All of the debt agreements, except for the line-of-credit, provide for priority indebtedness to not exceed 15% of consolidated total assets.  The Company was in compliance with all debt covenants as of  June 30, 2021 and September 30, 2020.

RGC RESOURCES, INC. AND SUBSIDIARIES

8.	Other Comprehensive Income (Loss)

A summary of other comprehensive income and loss is provided below:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Three Months Ended June 30, 2021
Interest rate swaps:
Unrealized losses	$(166,066)	$42,745	$(123,321)
Transfer of realized losses to interest expense	139,478	(35,901)	103,577
Net interest rate swaps	(26,588)	6,844	(19,744)
Defined benefit plans:
Amortization of actuarial losses	20,017	(5,153)	14,864
Other comprehensive loss	$(6,571)	$1,691	$(4,880)
Three Months Ended June 30, 2020
Interest rate swaps:
Unrealized losses	$(278,752)	$71,751	$(207,001)
Transfer of realized losses to interest expense	108,002	(27,801)	80,201
Net interest rate swaps	(170,750)	43,950	(126,800)
Defined benefit plans:
Amortization of actuarial losses	22,610	(5,819)	16,791
Other comprehensive loss	$(148,140)	$38,131	$(110,009)

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Nine Months Ended June 30, 2021
Interest rate swaps:
Unrealized gains	$453,060	$(116,619)	$336,441
Transfer of realized losses to interest expense	413,186	(106,352)	306,834
Net interest rate swaps	866,246	(222,971)	643,275
Defined benefit plans:
Amortization of actuarial losses	60,051	(15,459)	44,592
Other comprehensive income	$926,297	$(238,430)	$687,867
Nine Months Ended June 30, 2020
Interest rate swaps:
Unrealized losses	$(1,583,021)	$407,469	$(1,175,552)
Transfer of realized losses to interest expense	128,240	(33,009)	95,231
Net interest rate swaps	(1,454,781)	374,460	(1,080,321)
Defined benefit plans:
Amortization of actuarial losses	67,830	(17,457)	50,373
Other comprehensive loss	$(1,386,951)	$357,003	$(1,029,948)

RGC RESOURCES, INC. AND SUBSIDIARIES

The amortization of actuarial gains and losses, reflected in the preceding table, relate to the unregulated operations of the Company. Actuarial gains and losses attributable to the regulated operations are included as a regulatory asset. See Note 14 for a schedule of regulatory assets. The amortization of actual gains and losses is recognized as a component of net periodic pension and postretirement benefit costs under other income, net.

Reconciliation of Accumulated Other Comprehensive Income (Loss)

			Accumulated
			Other
	Interest Rate	Defined Benefit	Comprehensive
	Swaps	Plans	Income (Loss)
Balance at September 30, 2020	$(1,651,213)	$(1,796,731)	$(3,447,944)
Other comprehensive income	643,275	44,592	687,867
Balance at June 30, 2021	$(1,007,938)	$(1,752,139)	$(2,760,077)

9.	Commitments and Contingencies

The outbreak of COVID-19 continues to have an impact on businesses and individuals throughout the nation and the world. The COVID-19 pandemic forced all levels of government, as well as businesses and individuals, to take actions to limit the spread of the disease. This resulted in a significant disruption to normal activities as many businesses either shut down or are operating on a limited basis resulting in higher unemployment and government imposed social distancing mandates over the past year. With the increased distribution and acceptance of vaccines, many restrictions imposed to limit the spread and transmission of the virus have been reduced or eliminated allowing for some return to normalcy. However, the continuation of certain restrictions, such as the moratorium on the disconnection of gas service to delinquent customers, will continue to have a financial effect on the Company.

The existence of variant strains of the virus and reduced focus on safety measures may lead to a resurgence in infections and could result in additional restrictions. The extent to which COVID-19 will affect the Company over future periods will depend on ongoing developments, which are highly uncertain and cannot be reasonably predicted, including the continued easing of restrictions to businesses and individuals, the potential for a resurgence of the virus, including variants, and the effectiveness of and extent to which the population is vaccinated, among other factors.

10.	Earnings Per Share

Basic earnings per common share for the three and nine months ended June 30, 2021 and 2020 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares.

A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income	$610,840	$1,206,578	$10,101,581	$10,893,830
Weighted average common shares	8,260,579	8,143,887	8,215,215	8,115,836
Effect of dilutive securities:
Options to purchase common stock	12,624	15,437	13,287	23,178
Diluted average common shares	8,273,203	8,159,324	8,228,502	8,139,014
Earnings per share of common stock:
Basic	$0.07	$0.15	$1.23	$1.34
Diluted	$0.07	$0.15	$1.23	$1.34

RGC RESOURCES, INC. AND SUBSIDIARIES

11.	Employee Benefit Plans

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Components of net periodic pension cost:
Service cost	$183,570	$172,902	$550,710	$518,706
Interest cost	243,785	265,557	731,355	796,671
Expected return on plan assets	(503,936)	(459,156)	(1,511,808)	(1,377,468)
Recognized loss	125,535	113,936	376,605	341,808
Net periodic pension cost	$48,954	$93,239	$146,862	$279,717

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Components of postretirement benefit cost:
Service cost	$35,172	$41,970	$105,516	$125,910
Interest cost	107,623	132,869	322,869	398,607
Expected return on plan assets	(149,122)	(137,599)	(447,366)	(412,797)
Recognized loss	38,664	59,343	115,992	178,029
Net postretirement benefit cost	$32,337	$96,583	$97,011	$289,749

The components of net periodic benefit cost, other than the service cost component, are included in other income, net in the condensed consolidated statements of income. Service cost is included in operations and maintenance expense in the condensed consolidated statements of income.

The table below reflects the Company's actual contributions made fiscal year-to-date and the expected remaining contributions to be made during the balance of the current fiscal year.  Management is currently evaluating its expected contributions for the current fiscal year; therefore, the amounts presented below may change.

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy:

	Fair Value Measurements - June 30, 2021
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Natural gas purchases	$1,292,893	$—	$1,292,893	$—
Interest rate swaps	1,357,310	—	1,357,310	—
Total	$2,650,203	$—	$2,650,203	$—

	Fair Value Measurements - September 30, 2020
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Natural gas purchases	$470,755	$—	$470,755	$—
Interest rate swaps	2,223,556	—	2,223,556	—
Total	$2,694,311	$—	$2,694,311	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At June 30, 2021 and September 30, 2020, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements:

	Fair Value Measurements - June 30, 2021
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$7,000,000	—	—	$7,000,000
Notes payable	113,925,200	$—	$—	123,206,721
Total	$120,925,200	$—	$—	$130,206,721

Fair Value Measurements - September 30, 2020
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Notes payable	$114,975,200	$—	$—	$124,740,970
Total	$114,975,200	$—	$—	$124,740,970

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying Treasury rate or other Treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of June 30, 2021 and September 30, 2020, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Information related to the segments of the Company are provided below:

	Three Months Ended June 30, 2021
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$14,016,681	$—	$32,165	$14,048,846
Depreciation	2,115,758	—	—	2,115,758
Operating income (loss)	1,563,436	(47,390)	26,287	1,542,333
Equity in earnings	—	133,864	—	133,864
Interest expense	693,265	306,973	—	1,000,238
Income (loss) before income taxes	998,342	(218,579)	26,382	806,145

	Three Months Ended June 30, 2020
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$10,856,453	$—	$215,465	$11,071,918
Depreciation	1,988,505	—	—	1,988,505
Operating income (loss)	1,291,678	(55,097)	99,082	1,335,663
Equity in earnings	—	1,205,574	—	1,205,574
Interest expense	667,702	318,501	—	986,203
Income before income taxes	674,351	834,054	99,185	1,607,590

	Nine Months Ended June 30, 2021
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$61,721,455	$—	$98,070	$61,819,525
Depreciation	6,397,460	—	—	6,397,460
Operating income (loss)	14,352,010	(200,532)	71,668	14,223,146
Equity in earnings	—	1,486,750	—	1,486,750
Interest expense	2,105,127	922,704	—	3,027,831
Income before income taxes	12,984,346	373,466	72,013	13,429,825

	Nine Months Ended June 30, 2020
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$52,757,778	$—	$537,324	$53,295,102
Depreciation	5,965,226	—	—	5,965,226
Operating income (loss)	13,321,691	(163,214)	258,781	13,417,258
Equity in earnings	—	3,488,253	—	3,488,253
Interest expense	2,048,552	1,061,129	—	3,109,681
Income before income taxes	11,795,644	2,269,106	259,171	14,323,921

	June 30, 2021
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$221,576,186	$63,353,786	$11,931,760	$296,861,732

	September 30, 2020
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$211,994,364	$57,660,105	$12,025,038	$281,679,507

RGC RESOURCES, INC. AND SUBSIDIARIES

14.	Regulatory Assets and Liabilities

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

Regulatory assets included in the Company’s accompanying balance sheets are as follows:

	June 30, 2021	September 30, 2020
Assets:
Current Assets:
Regulatory assets:
Under-recovery of gas costs	$1,663,017	$1,733,718
Under-recovery of SAVE Plan revenues	123,603	108,550
Accrued pension and postretirement medical	144,182	576,731
Other deferred expenses	84,315	84,315
Total current	2,015,117	2,503,314
Utility Property:
In service:
Other	11,945	11,945
Construction work in progress:
AFUDC	386,189	330,208
Other Assets:
Regulatory assets:
Premium on early retirement of debt	1,512,980	1,598,620
Accrued pension and postretirement medical	9,156,546	9,156,546
Other deferred expenses	324,849	214,928
Total non-current	10,994,375	10,970,094

Total regulatory assets	$13,407,626	$13,815,561

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory liabilities included in the Company’s accompanying balance sheets are as follows:

	June 30, 2021	September 30, 2020
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
WNA	$64,275	$601,784
Excess deferred income taxes	205,353	205,353
Other deferred liabilities	3,279	83,176
Total current	272,907	890,313
Deferred Credits and Other Liabilities:
Asset retirement obligations	7,505,590	7,180,982
Regulatory cost of retirement obligations	13,439,053	12,678,043
Regulatory Liabilities:
Excess deferred income taxes	10,542,692	10,729,082
Total non-current	31,487,335	30,588,107

Total regulatory liabilities	$31,760,242	$31,478,420

As of June 30, 2021 and September 30, 2020, the Company had regulatory assets in the amount of $13,395,681 and $13,803,616, respectively, on which the Company did not earn a return during the recovery period.

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

COVID-19

As was discussed under Item 1A "Risk Factors" in the Company's 2020 Annual Report on Form 10-K, COVID-19 and the resulting pandemic continues to impact the local, state, national and global economies. Significant progress was made in distributing and administering vaccines to the public through June 30, 2021, which has allowed a return to some form of normalcy. Most restrictions implemented as a result of the pandemic have been eased, including Virginia’s state of emergency, allowing for increased business, recreational and travel activities. Natural gas consumption by the Company’s commercial customers has largely returned to pre-pandemic levels. However, the easing of restrictions and the existence of variant strains of COVID-19 may lead to a rise in infections, which could result in the reinstatement of some or all of the restrictions previously in place. Management continues to monitor current conditions to ensure the continuation of safe and reliable service to customers and to maintain the safety of the Company's employees.

By statute, the service disconnection moratorium on residential customers, as discussed below under "Regulatory," is scheduled to lapse August 30, 2021. However, Virginia’s General Assembly convened for a special session beginning August 2, 2021, during which action could be taken to extend the service moratorium.  As a result, management continues to closely monitor and evaluate its provision for bad debts. With the moratorium in place, delinquent account balances are continuing to build. Since February 2021, the Company applied more than $400,000 of CARES Act funds to the delinquent balances of those customers impacted by COVID-19. Total bad debt expense that may be incurred by the Company remains unpredictable primarily due to the continuing and possible extension of the moratorium and a potential resurgence in the pandemic that may lead to reinstatement of restrictions or other similar measures, along with any related economic impact.

RGC RESOURCES, INC. AND SUBSIDIARIES

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 62,700 residential, commercial and industrial customers in Roanoke, Virginia and surrounding localities through its Roanoke Gas subsidiary.  In addition, Resources is a more than 1% investor in the MVP through its Midstream subsidiary and a less than 1% investor in Southgate.

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

Nearly all of the Company’s revenues, excluding equity in earnings of MVP, are derived from the sale and delivery of natural gas to Roanoke Gas customers. The SCC authorizes the rates and fees the Company charges its customers for these services. These rates are designed to provide the Company with the opportunity to recover its gas and non-gas expenses and to earn a reasonable rate of return for shareholders based on normal weather.

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

The Company’s non-gas base rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal non-gas rate application with the SCC utilizing historical and proforma information, including investment in natural gas facilities. Generally, investments related to extending service to new customers are recovered through the non-gas base rates currently in place. The investment in replacing and upgrading existing infrastructure is generally not recoverable until a formal rate application is filed to include the additional investment, and new non-gas base rates are approved. The SAVE Plan and Rider provides the Company with a mechanism through which it recovers costs related to these SAVE qualified infrastructure investments on a prospective basis, until a formal rate application is filed to incorporate these investments in non-gas base rates. The SAVE Rider reset effective January 2019 with the implementation of new non-gas rates. Accordingly, SAVE Plan revenues increased by $329,000 and $914,000 for the three and nine month periods ended June 30, 2021, respectively, compared to the same periods last year. The increases in SAVE revenues reflect the Company's continued investment in qualified SAVE Plan infrastructure.

The WNA model reduces earnings volatility related to weather variability in the heating season. The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when weather is colder than normal. The WNA allows the Company to recover from its customers the lost margin (excluding gas costs) from the impact of weather that is warmer than normal and correspondingly requires the Company to refund the excess margin earned for weather that is colder than normal. The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day. For the three months ended June 30, 2021 and 2020, the Company accrued approximately $72,000 and $504,000 in refunds under the WNA model for weather that had 5% and 39% more heating degree days than normal, respectively. For the nine months ended June 30, 2021 and 2020,  the Company accrued approximately $1,124,000 and $1,313,000 in additional revenues under the WNA model for weather that was 7% and 9% warmer than normal, respectively.  For the WNA year ending March 31, 2021, the Company billed customers $576,000 of margin for weather that was 4% warmer than normal.

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

During times of rising gas costs and rising inventory levels, Roanoke Gas recognizes ICC revenues to offset higher financing costs associated with higher inventory balances. Conversely, during times of decreasing gas costs and lower inventory balances, the Company recognizes less ICC revenue as financing costs are lower. In addition, ICC revenues are impacted by the changes in the weighted-average cost of capital. Total ICC revenues for the three month period ended June 30, 2021 compared to the corresponding period last year reflected a slight increase due to rising natural gas commodity prices as the Company began its summer storage refill in April 2021.  ICC revenues declined by $43,000 for the nine months ended June 30, 2021 compared to the same period last year due to a combination of lower average price of natural gas in storage and lower average inventory levels.

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

The Company has recognized significant income from equity in earnings of MVP in the past, as AFUDC has been recorded. Effective January 1, 2021, the LLC suspended accruing AFUDC on the project due to a temporary reduction in growth construction activities as it changed its approach in seeking authorization to cross all remaining streams and wetlands on the project route. Beginning in April 2021, the LLC resumed accruing AFUDC associated with certain growth construction activities at an amount well below recent historical levels.  AFUDC will continue as long as progress continues on completing the MVP, which would include receiving the necessary approvals for the stream crossings.  Once MVP is placed in service, AFUDC will cease and future earnings will be derived from fees to transport natural gas on the pipeline.

Effective January 1, 2021, Roanoke Gas suspended AFUDC on its two gate stations that will connect to MVP until such time as construction activities on the stations resume.

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

Three Months Ended June 30, 2021:

Net income decreased by $595,738, or 49%, for the three months ended June 30, 2021, compared to the same period last year, primarily due to lower AFUDC earnings on the investment in MVP.

RGC RESOURCES, INC. AND SUBSIDIARIES

The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended June 30,
	2021	2020	Increase / (Decrease)	Percentage
Operating Revenues
Gas utility	$14,016,681	$10,856,453	$3,160,228	29%
Non utility	32,165	215,465	(183,300)	(85)%
Total Operating Revenues	$14,048,846	$11,071,918	$2,976,928	27%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	967,402	949,845	$17,557	2%
Transportation and Interruptible	797,276	1,244,246	(446,970)	(36)%
Total Delivered Volumes	1,764,678	2,194,091	$(429,413)	(20)%
HDD	351	460	(109)	(24)%

Total operating revenues for the three months ended June 30, 2021, compared to the same period last year, increased by 27% due to a combination of significantly higher natural gas prices and pipeline and storage fees, an increase in SAVE revenues, and increasing residential and commercial natural gas consumption, partially offset by a decrease in transportation and interruptible volumes. As the country is emerging from the shut-downs and restrictions imposed as a result of COVID-19, improving economic activity has increased both the demand for and the price of natural gas.  In addition to this upward pressure on natural gas commodity prices, two of the pipeline suppliers implemented rate increases on transportation fees for delivering natural gas into Roanoke's distribution system during the Company's second fiscal quarter.  As a result of both events, the commodity price of natural gas increased by 64% per dth and total pipeline and storage fees increased by 75% for the quarter.  These higher costs are passed on to customers through the PGA mechanism.  Although the three months ended June 30, 2021 had 109, or 24%, fewer heating degree days than the same period last year, the weather sensitive residential and commercial volumes increased by 2% reflecting economic improvement as businesses and customers are beginning to return to pre-pandemic activities.  SAVE Plan revenues increased by $329,048 due to the ongoing investment in qualified SAVE infrastructure projects. The transportation and interruptible volumes, primarily driven by business activity rather than weather, declined by 36% due to a single multi-fuel customer that switched its primary fuel from natural gas to an alternate source in response to the rising natural gas commodity prices. Non-utility revenues decreased due to the completion of a significant long-term contract in fiscal 2020.

	Three Months Ended June 30,
	2021	2020	Increase	Percentage
Gross Utility Margin
Gas Utility Revenue	$14,016,681	$10,856,453	$3,160,228	29%
Cost of Gas - Utility	6,289,615	3,680,408	2,609,207	71%
Gross Utility Margin	$7,727,066	$7,176,045	$551,021	8%

Gross utility margin increased from the same period last year primarily as a result of the aforementioned higher SAVE revenues and increased economic activity, partially offset by the reduction in transportation and interruptible deliveries. The WNA-adjusted volumes associated with residential and commercial customers increased by 21% as compared to a 2% increase for the actual volumes.  These increased volumes reflect improving economic conditions as discussed previously. The lower margin transportation and interruptible volumes declined by 36% related entirely to a single multi-fuel customer that switched its primary fuel from natural gas to an alternate source.  Excluding the multi-fuel customer from both periods, total transportation and interruptible volumes would have increased by 17%, indicating the improving business environment.  The higher customer base charge revenue reflects a combination of customer growth and the continuing service to delinquent customers as a result of the ongoing disconnection moratorium.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of and the change in gas utility margin are summarized below:

	Three Months Ended June 30,
	2021	2020	Increase / (Decrease)
Customer Base Charge	$3,648,899	$3,613,710	$35,189
Carrying Cost	56,542	50,671	5,871
SAVE Plan	677,482	348,434	329,048
Volumetric	3,357,099	3,660,793	(303,694)
WNA	(72,181)	(503,615)	431,434
Other Gas Revenues	59,225	6,052	53,173
Total	$7,727,066	$7,176,045	$551,021

Operations and maintenance expenses increased by $109,411, or 3%, over the same period last year primarily due to higher compensation, contracted services costs and bad debt expense, partially offset by increased  capitalized overheads.  Compensation and contracted services increased by $162,000 due to increased activity as a result of fewer COVID-19 related restrictions compared to last year.  Bad debt expense increased by $15,000 related to the continuation of the moratorium on service disconnections for customers with past due balances.  The increase in bad debt expense would have been much higher if not for the application of $194,000 in additional CARES Act funds to COVID-19 qualifying past-due customers in June.  These funds were in addition to the $209,000 applied during the second fiscal quarter.   Total capitalized overheads increased by $104,000 due to higher direct construction expenditures for the period on which the overheads are applied.

General taxes increased by $33,653, or 6%, due to higher property taxes related to ongoing investments in infrastructure replacement, system reinforcements and customer growth.

Depreciation expense increased by $127,253, or 6%, on a comparable increase in utility plant balances.

Equity in earnings of unconsolidated affiliate decreased by $1,071,710, with limited growth construction activities resuming.  As these activities were on a much smaller scale, the level of AFUDC recognized during the period was significantly lower than in the prior year but higher than the second fiscal quarter when AFUDC temporarily ceased.  The amount of AFUDC recognized in future periods will be dependent on the level and timing of construction activities required to complete the MVP.  See Equity Investment in Mountain Valley Pipeline section below for additional information.

Other income, net increased by $77,630 primarily due to a $112,000 decrease in the non-service cost components of net periodic benefit costs partially offset by the absence of the equity portion of AFUDC.  The reduction in the non-service cost components is attributable to reduced interest cost related to a lower discount rate applied to the benefit plans' liabilities and higher projected earnings on plan assets attributable to asset growth.  In the final order on the Company's non-gas rate application, the SCC allowed Roanoke Gas to defer financing costs related to the two natural gas transfer stations that will interconnect Roanoke Gas' distribution system with the MVP. As a result, the Company began recognizing AFUDC in the second quarter of fiscal 2020.  Roanoke Gas suspended AFUDC on these two gate stations until such time as construction activities resume.

Interest expense increased by $14,035, or 1%, as the total average debt outstanding increased by 11% between quarters. The higher borrowing levels, derived from the ongoing investment in MVP and financing expenditures in support of Roanoke Gas' capital budget, were offset by an 8% reduction in the weighted-average interest rate on the Company's debt. Interest expense was also impacted by the absence of the debt portion of AFUDC related to Roanoke Gas' two gate stations.

Roanoke Gas' interest expense increased by $25,563 primarily due to a $6.2 million increase in total average debt outstanding for the period, net of a reduction in the average interest rate from 3.84% to 3.60% associated with the higher borrowings under the variable rate line-of-credit.

Midstream's interest expense decreased by $11,528. The decline in the average variable interest rate of Midstream's credit facility resulted in the average interest rate on total Midstream debt decreasing from 2.52% to 2.22%, more than offsetting an increase of $6.4 million in total average debt outstanding.

Income tax expense decreased by $205,707 corresponding to a reduction in taxable income. The effective tax rate was 24.2% and 24.9% for the three month periods ended June 30, 2021 and 2020, respectively.

RGC RESOURCES, INC. AND SUBSIDIARIES

Nine Months Ended June 30, 2021:

Net income decreased by $792,249, or 7%, for the nine months ended June 30, 2021, compared to the same period last year due to reductions in non-cash AFUDC earnings in the MVP investment, net of higher natural gas margins and lower operation and maintenance expenses.

The tables below reflect operating revenues, volume activity and heating degree-days.

	Nine Months Ended June 30,
	2021	2020	Increase / (Decrease)	Percentage
Operating Revenues
Gas utility	$61,721,455	$52,757,778	$8,963,677	17%
Non utility	98,070	537,324	(439,254)	(82)%
Total Operating Revenues	$61,819,525	$53,295,102	$8,524,423	16%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	6,230,038	5,874,218	$355,820	6%
Transportation and Interruptible	2,420,913	3,030,987	(610,074)	(20)%
Total Delivered Volumes	8,650,951	8,905,205	$(254,254)	(3)%
HDD	3,596	3,561	35	1%

Total operating revenues for the nine months ended June 30, 2021, compared to the same period last year, increased by 16% due to higher natural gas commodity prices and pipeline and storage fees, higher residential and commercial volumes and an increase in SAVE revenues, partially offset by lower transportation and interruptible volumes and a decrease in non-utility revenues. Rising natural gas demand combined with higher transportation fees implemented by the Company's pipeline suppliers have resulted in a 30% per dth increase in the average commodity price for natural gas and a 32% per dth increase in transportation and storage fees.  Total residential and commercial volumes increased by 355,820 dth, or 6%, on a 1% increase in heating degree days.  After adjusting for WNA, total residential and commercial volumes increased by nearly 5% reflecting greater demand for natural gas as economic conditions began to improve.  SAVE Plan revenues increased by $913,981 due to the ongoing investment in qualified SAVE infrastructure projects. Transportation and interruptible volumes, which are excluded from the WNA calculations, decreased by 20%, due to the single multi-fuel customer that switched its primary fuel from natural gas to an alternate source as referenced above. Excluding the multi-fuel customer's usage from both periods, total transportation and interruptible volumes would have increased by 4%.  Non-utility revenues decreased due to the completion of a significant long-term contract in fiscal 2020, which accounted for more than 75% of total non-utility revenues.

	Nine Months Ended June 30,
	2021	2020	Increase	Percentage
Gross Utility Margin
Gas Utility Revenue	$61,721,455	$52,757,778	$8,963,677	17%
Cost of Gas - Utility	28,437,371	20,531,211	7,906,160	39%
Gross Utility Margin	$33,284,084	$32,226,567	$1,057,517	3%

Gross utility margin increased from the same period last year primarily as a result of SAVE revenues and increased residential and commercial volumes. Though total delivered volumes declined by 254,254 dth, increases in residential and commercial volumes more than offset the decreases in lower-margin interruptible and transportation volumes.  The higher customer base charge revenues reflect customer growth and continuing service to delinquent customers as a result of the disconnection moratorium.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of and the change in gas utility margin are summarized below:

	Nine Months Ended June 30,
	2021	2020	Increase / (Decrease)
Customer Base Charge	$10,923,419	$10,805,138	$118,281
Carrying Cost	248,744	291,712	(42,968)
SAVE Plan	1,733,027	819,046	913,981
Volumetric	19,131,582	18,898,658	232,924
WNA	1,124,120	1,313,540	(189,420)
Other Gas Revenues	123,192	98,473	24,719
Total	$33,284,084	$32,226,567	$1,057,517

Operations and maintenance expenses decreased by $484,616, or 4%, from the same period last year primarily due to the prior year write-down and amortization of ESAC regulatory assets, lower bad debt expense and compensation costs, partially offset by higher contracted services and lower capitalized overheads.   In accordance with the SCC's final order on the non-gas base rate application, the Company wrote-down $317,000 in ESAC assets last year that were not subject to recovery. In addition, $198,000 of ESAC asset amortization was recorded in the first nine months of fiscal 2020. No ESAC amortization is included the current year as the Company fully amortized the remaining balance of all ESAC assets in September 2020.  Bad debt expense declined by $170,000 due to the application of more than $400,000 in CARES Act funds to eligible customers with past due balances.  If not for the CARES Act funds, bad debt expense would have increased by approximately $230,000 compared to the same period last year.  Compensation expense declined by $205,000 primarily due to the accelerated vesting of restricted stock in the prior fiscal year.  The reduction in compensation expense was more than offset by an increase of $271,000 in contracted services to supplement increased operational needs.  Total capitalized overheads declined by $148,000 on $2 million in reduced capital expenditures related to project timing.

General taxes increased by $119,392, or 7%, due to higher property taxes related to ongoing investments in infrastructure replacement, system reinforcements and customer growth.

Depreciation expense increased by $432,234, or 7%, on a comparable increase in utility plant balances.

Equity in earnings of unconsolidated affiliate decreased by $2,001,503, or 57%, with limited growth construction activities resuming in the fiscal third quarter. As growth construction activities have been limited throughout the nine months ended June 30, 2021, the level of AFUDC recognized during the period was significantly lower than in the prior year.

Other income, net increased by $219,669 primarily due to a $337,000 decrease in the non-service cost components of net periodic benefit costs partially offset by $163,000 reduction in the equity portion of AFUDC on Roanoke Gas' two gate stations that will interconnect with the MVP.  Roanoke Gas temporarily stopped recognizing AFUDC effective January 2021 until the resumption of construction activities on these stations.

Interest expense decreased by $81,850, or 3%, as a decline in the interest rate on the Company's variable rate debt more than offset higher total debt levels.  Total average debt outstanding increased by 15% to meet the funding needs of Roanoke Gas' capital projects and Midstream's continuing investment in MVP.  As a result of the declining interest rates on the Company's variable rate debt, the weighted-average interest rate fell by 13% compared to the same period last year.  Furthermore, interest expense was also reduced by the absence of rate refund interest in the current year net of lower AFUDC associated with borrowed funds related to the delayed completion of the MVP project.

RGC RESOURCES, INC. AND SUBSIDIARIES

Roanoke Gas' interest expense increased by $56,575 primarily due to the capitalization of $53,000 less in AFUDC during the current year.  Higher interest expense related to a more than $9 million increase in average outstanding debt balances, net of an 8% reduction in the effective interest rate, offset the absence of interest on the rate refund from the prior year.

Midstream's interest expense decreased by $138,425. The average interest rate on Midstream's debt declined from 2.92% to 2.25% due to significant reductions in the interest rate on its variable rate debt, which more than offset the $6.9 million increase in total average debt outstanding during the period.

Income tax expense decreased by $101,847 on a 6% decline in pre-tax income.  The effective tax rate was 24.8% and 23.9% for the nine-month periods ended June 30, 2021 and 2020, respectively. A combination of accelerated vesting of restricted stock and the exercise of stock options provided additional tax benefits that resulted in a net lower effective tax rate during the prior year.

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

Allowance for Doubtful Accounts: The Company evaluates the collectability of its accounts receivable balances based on a variety of factors including loss history, level of delinquent account balances, collections on previously written off accounts and current economic conditions.  The historical model used in valuing bad debt reserves has been consistently applied over the years and has produced reasonable estimates for valuing the potential loss on customer accounts receivable.  With the arrival of COVID-19 and the widespread impact deriving from the pandemic, including the disconnection moratorium, the estimation of the Company's bad debt reserves became more subjective with greater reliance on qualitative assessments and judgments than on quantitative measures. The Company continues to analyze and evaluate available information related to the valuation allowance for bad debts.  Nevertheless, the next several months could result in significant changes to the reserve balance and bad debt expense.

There have been no significant changes to the critical accounting policies as reflected in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

Asset Management

Roanoke Gas uses a third-party asset manager to oversee its pipeline transportation, storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the asset manager pays Roanoke Gas a monthly utilization fee. In accordance with an SCC order issued in 2018, a portion of the utilization fee is retained by the Company with the balance passed through to customers through reduced gas costs. The current asset manager contract has been extended through March 31, 2023.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Related to seeking the Army Corps Individual Permit, on March 4, 2021, the LLC submitted applications to each of the West Virginia Department of Environmental Protection (WVDEP) and the Virginia Department of Environmental Quality (VADEQ) seeking Section 401 water quality certification approvals or waivers (such approvals or waivers, the State 401 Approvals).  Both the WVDEP and VADEQ submitted requests to the Army Corps for additional time to address the applications, and in late June 2021, the Army Corps granted the WVDEP and the VADEQ additional review time through November 29, 2021 and December 31, 2021, respectively.  In early June 2021, the FERC issued a notice of schedule for the LLC's CPCN amendment application and the FERC is preparing to issue an environmental assessment in mid-August 2021.  Given that the expected permitting timelines for both the FERC and the Army Corps are in-line with the LLC's expectations, the LLC continues to target a full in-service date for the MVP project in summer 2022 at a total project cost of approximately $6.2 billion (excluding AFUDC).

In order to complete the MVP project in accordance with the targeted full in-service date and cost, the LLC must, among other things, timely receive the Army Corps Individual Permit (as well as timely receive the State 401 Approvals and, as necessary, certain other state-level approvals) and timely receive authorization from the FERC to amend the CPCN to utilize alternative trenchless construction methods for certain stream and wetland crossings. The LLC also must (i) maintain and, as applicable, timely receive required authorizations, including authorization to proceed with construction, related to the Jefferson National Forest from the Bureau of Land Management, the U.S. Forest Service and the FERC; (ii) continue to have available the orders previously issued by the FERC modifying its prior stop work orders and extending the LLC’s prescribed time to complete the MVP project; (iii) timely receive authorization from the FERC to complete construction work in the portion of the project route currently remaining subject to the FERC's previous stop work order; and (iv) continue to be authorized to work under the Biological Opinion and Incidental Take Statement issued by the United States Department of the Interior’s Fish and Wildlife Service for the MVP project. In each case, any such foregoing or other authorizations must remain in effect notwithstanding any pending or future challenge thereto. Failure to achieve any one of the above items could lead to additional delays and higher project costs.

Resources' current earnings from the MVP investment are attributable to AFUDC income generated by the LLC. The LLC temporarily suspended the accrual of AFUDC on the project beginning January 1, 2021 (due to a temporary reduction in growth construction activities) through March 31, 2021.  Limited growth construction activities resumed in April 2021, and the LLC began accruing AFUDC associated with those activities. Additionally, Roanoke Gas continues the suspension of AFUDC accruals on its two gate stations that will interconnect with the MVP until such time as construction activities resume on the respective gate stations.

Management conducted an assessment of its MVP investment in accordance with the provisions of ASC 323, Investments - Equity Method and Joint Ventures. This assessment included a third-party valuation. As a result of its evaluation, management has concluded that the investment is not currently impaired as of June 30, 2021. Furthermore, the LLC has conducted its own evaluation of the project and also concluded that no impairment exists as of June 30, 2021. Management will continue monitoring the status of the project for circumstances that may lead to future impairment, including any significant delays or denials of necessary permits and approvals. If necessary, the amount and timing of any future impairment would be dependent on the specific circumstances at the time of evaluation.

In April 2018, the LLC announced the MVP Southgate project and submitted Southgate's certificate application to the FERC in November 2018. The Final Environmental Impact Statement for the project was issued on February 14, 2020. In June 2020, the FERC issued the CPCN for the MVP Southgate; however, the FERC, while authorizing the project, directed the Office of Energy Projects not to issue a notice to proceed with construction until necessary federal permits are received for the MVP project and the Director of the Office of Energy Projects lifts the stop work order and authorizes the LLC to continue constructing the MVP. On August 11, 2020, the North Carolina Department of Environmental Quality (NCDEQ) denied Southgate's application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization due to timing of the MVP project's completion. On March 11, 2021, the Fourth Circuit Court of Appeals, pursuant to an appeal filed by the LLC, vacated the NCDEQ's denial and remanded the matter to the NCDEQ for additional review. On April 29, 2021, the NCDEQ reissued its denial of Southgate's application. Based on the updated targeted full in-service date for the MVP and expectations regarding Southgate permit approval timing, the LLC is targeting commencing construction on the MVP Southgate project in 2022 and placing the MVP Southgate in-service during the spring of 2023.

Midstream has borrowing capacity of $41 million under its current credit facility, which matures in December 2022. As of June 30, 2021, $29.3 million had been utilized. This credit facility will provide additional financing capacity for MVP funding; however, due to ongoing delays, additional financing will be required. Management is working with the Company's lending institutions to secure the necessary funding. If the legal and regulatory challenges, including any future challenges, are not resolved in a timely manner and/or restrictions are imposed that impact future construction, the cost of the MVP and Midstream's capital contributions may increase above current projections.

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

The final order also excluded from current rates a return on the investment of two interconnect stations with the MVP, but noted Roanoke Gas could defer the related financing costs of those investments for possible future recovery. As a result, the Company began recognizing AFUDC during the second quarter of fiscal 2020 to capitalize both the equity and debt financing costs incurred during the construction phases. During the first quarter of 2021, Roanoke Gas recognized a total of $55,981 in AFUDC, $41,978 and $14,003 of equity and debt carrying costs, respectively. Beginning January 2021, Roanoke Gas temporarily ceased recording AFUDC on its related MVP interconnect construction projects until such time as construction activities resume.

On March 16, 2020, in response to COVID-19, the SCC issued an order applicable to all utilities operating in Virginia to suspend disconnection of service to all customers until May 15, 2020. The Commission extended the moratorium on disconnections through October 5, 2020. Subsequently, the Virginia General Assembly extended the moratorium for residential customers until the Governor determines that the economic and public health conditions have improved such that the prohibition does not need to remain in place, or until at least 60 days after such declared state of emergency ends, whichever is sooner. The state of emergency ended June 30, 2021 and, accordingly, the moratorium on residential disconnections is set to expire on August 30, 2021. However, Virginia's General Assembly is scheduled to convene a special session on August 2, 2021, during which action could be taken to extend the service moratorium.

While the moratorium is in place, utilities are prohibited from disconnecting residential customers for non-payment of their natural gas service and from assessing late payment fees; therefore, residential customers that would normally be disconnected for non-payment will continue incurring costs for gas service until the moratorium is removed, resulting in higher potential bad debt write-offs. In December 2020, Roanoke Gas received $403,000 in CARES Act funds to assist customers with growing past due balances. Based on guidance provided by the SCC, the Company was able to apply the full amount to eligible customer accounts during the second and third fiscal quarters. Roanoke Gas continues to evaluate and adjust its provision for bad debts; however, the potential magnitude of the combined impact from the economy and the moratorium on bad debts continues to be uncertain.

In April 2020, the SCC issued an order allowing regulated utilities in Virginia to defer certain incremental, prudently incurred costs associated with the COVID-19 pandemic and to apply for recovery at a future date. Roanoke Gas continues to defer certain COVID-19 related costs during fiscal 2021 and plans to seek recovery of these deferrals at the appropriate time. Such deferrals are made under the provisions of FASB ASC No. 980, Regulated Operations. If the Company should determine that ASC 980 no longer applies to these deferrals, the Company would write-off any amount not subject to future rate recovery.

Roanoke Gas continues to recover the costs of its infrastructure replacement program through its SAVE Plan. In May 2021, the Company filed its most recent SAVE application with the SCC to update the SAVE Rider for the period October 2021 through September 2022. In its application, Roanoke Gas requested to continue to recover the costs of the replacement of pre-1973 plastic pipe. In addition, the Company requested to include the replacement of certain regulator stations and pre-1971 coated steel pipe as qualifying SAVE projects. The updated SAVE Rider is designed to collect approximately $3.45 million in annual revenues, an increase of approximately $1.1 million in annual revenues from the existing SAVE Rider rates. The Company expects a final order from the SCC on this application by September 30, 2021.

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

Cash and cash equivalents increased by $977,345 for the nine-month period ended June 30, 2021, compared to a $430,143 decrease for the same period last year. The following table summarizes the sources and uses of cash:

	Nine Months Ended June 30,
Cash Flow Summary	2021	2020
Net cash provided by operating activities	$14,416,227	$12,826,099
Net cash used in investing activities	(19,001,279)	(23,506,062)
Net cash provided by financing activities	5,562,397	10,249,820
Increase (decrease) in cash and cash equivalents	$977,345	$(430,143)

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash flows from operating activities for the nine months ended June 30, 2021 increased by $1,590,128 from the same period last year. The increase in cash flow provided by operations was primarily driven by the prior year rate refund and changes in accounts payable, accounts receivable and gas in storage balances.

The table below summarizes the significant operating cash flow components:

	Nine Months Ended June 30,
Cash Flow From Operating Activities:	2021	2020	Increase / (Decrease)
Net income	$10,101,581	$10,893,830	$(792,249)
Non-cash adjustments:
Depreciation	6,583,841	6,143,085	440,756
Equity in earnings	(1,486,750)	(3,488,253)	2,001,503
AFUDC	(55,981)	(272,108)	216,127
ESAC assets	—	515,114	(515,114)
Changes in working capital and regulatory assets and liabilities:
Accounts receivable	(1,619,716)	122,005	(1,741,721)
Gas in storage	1,443,705	2,996,719	(1,553,014)
Prepaid income taxes (payable)	479,462	1,510,305	(1,030,843)
Accounts Payable	1,209,563	(22,445)	1,232,008
WNA	(537,509)	(1,313,541)	776,032
Customer credit balances	(744,069)	253,271	(997,340)
Rate refund	—	(3,827,588)	3,827,588
Deferred taxes	641,172	1,121,176	(480,004)
Other	(1,599,072)	(1,805,471)	206,399
Net cash provided by operating activities	$14,416,227	$12,826,099	$1,590,128

Operating cash flow increased $3.8 million related to the rate refund applied to customer accounts in the prior year. Current year gas commodity and demand cost increases have driven higher accounts payable balances, resulting in additional operating cash of approximately $1.2 million when compared to the prior year. These significant increases in operating cash were partially offset by over $3.2 million in operating cash decreases derived from higher accounts receivable and gas in storage balances attributed to the current year rise in commodity and demand costs.

Cash Flows Used in Investing Activities:

Investing activities are generally composed of expenditures related to investment in the Company's utility plant projects as well as the continued investment in the MVP. The Company is continuing its focus on SAVE infrastructure replacement projects, including the replacement of pre-1973 first generation plastic pipe and extending the natural gas distribution system to unserved developments within its existing service territory. Total capital expenditures for the nine months ended June 30, 2021 were $15.0 million, compared to $17.0 million during same period last year. Capital expenditures for fiscal 2021 are expected to remain consistent with the prior year levels.

Midstream's total cash investment in the MVP decreased 37% to $4.2 million for the nine months ended June 30, 2021, as compared to the same period in the prior year, as a result of reduced pipeline construction activity.

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash Flows Provided by Financing Activities:

Financing activities generally consist of long-term notes payable and line-of-credit borrowings and repayments, issuance of stock and the payment of dividends. Net cash flows provided by financing activities were $5.6 million, for the nine months ended June 30, 2021, compared to $10.2 million for the same period last year. The decrease in financing cash flows is primarily attributable to reduced borrowings, related to lower capital contribution requirements to fund Midstream's investment in the MVP and the fiscal 2020 placement of $10 million in unsecured notes to provide financing for Roanoke Gas' capital budget, net of equity issued through the ATM program.

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

Management regularly evaluates the Company’s liquidity through a review of its available financing resources including the impact of COVID-19 on its operating cash flows. Management believes it has positioned the Company with access to sufficient financing resources to meet its cash requirements over the next year. The line-of-credit agreement will continue to provide the needed working capital and the ATM program will allow for supplemental equity funding as market conditions allow. Furthermore, the Company can draw funds under one of its two private shelf facility credit agreements or adjust Roanoke Gas’ capital spending to reduce funding requirements if necessary.

As of June 30, 2021, the Company had issued approximately 111,000 shares through its ATM program. This activity provided financing cash flows of more than $2.5 million in net proceeds. Management plans to utilize the ATM program during the fourth fiscal quarter as market conditions allow.

Midstream has borrowing capacity of $41 million under its current credit facility, which matures in December 2022. As of June 30, 2021, $31.4 million had been utilized. This credit facility will provide additional financing capacity for MVP funding; however, due to ongoing delays, additional financing will be required. For further discussion regarding Midstream's borrowing capacity, see the "Equity Investment in Mountain Valley Pipeline" section above.

In combination, all of these factors should allow the Company to continue to operate effectively and meet its obligations as they occur.

As of June 30, 2021, Resources' long-term capitalization ratio was 43% equity and 57% debt.

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

Through June 30, 2021, the Company has evaluated, under the supervision and with the participation of management, including the chief executive officer and the interim chief financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls. There were no control changes during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Roanoke Gas executed Amendment No. 2 to Natural Gas Asset Management Agreement with Sequent Energy Management, L.P., as of August 5, 2021. This Amendment No. 2 renews the term of the agreement for another 12 months through March 31, 2023.

ITEM 6 – EXHIBITS

Number	Description
10.1	Amendment No. 2 to Natural Gas Asset Management Agreement dated August 5, 2021, by and between Roanoke Gas Company and Sequent Energy Management, L.P.
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RGC Resources, Inc.

Date: August 6, 2021	By:	/s/ Lawrence T. Oliver
Lawrence T. Oliver
Vice President, Interim Chief Financial Officer, Corporate Secretary and Treasurer
(Principal Financial Officer)