Form 10-K
period 2021-09-30
RGC RESOURCES INC
filed 2021-12-02
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

The aggregate market value of the common equity held by non-affiliates of RGC Resources, Inc. as of March 31, 2021, the last business day of the its most recently completed second fiscal quarter, based on the last sale price on that date, as reported by NASDAQ, was approximately $171,488,915.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 30, 2021
Common Stock, $5 Par Value	8,386,188

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the RGC Resources, Inc. Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

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

ARPA	American Rescue Plan Act of 2021

ASC	Accounting Standards Codification

ASU	Accounting Standards Update as issued by the FASB

ATM	At-the-market program whereby a Company can incrementally offer common stock through a broker at prevailing market prices and on an as-needed basis

CARES Act	Coronavirus Aid, Relief, and Economic Security Act

Company	RGC Resources, Inc. or Roanoke Gas Company

COVID-19 or Coronavirus	A pandemic disease that causes respiratory illness similar to the flu with symptoms such as coughing, fever, and in more severe cases, difficulty in breathing

CPCN	Certificate of Public Convenience and Necessity

Diversified Energy	Diversified Energy Company, a wholly-owned subsidiary of Resources

DRIP	Dividend Reinvestment and Stock Purchase Plan of RGC Resources, Inc.

DTH	Decatherm (a measure of energy used primarily to measure natural gas)

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act of 1974

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

NQDC Plan	RGC Resources, Inc. Non-qualified Deferred Compensation Plan

Normal Weather	The average number of heating degree days based on the most recent 30-year period

PBGC	Pension Benefit Guaranty Corporation

Pension Plan	Defined benefit plan that provides pension benefits to employees hired prior to January 1, 2017 who meet certain years of service criteria

PGA	Purchased Gas Adjustment, a regulatory mechanism, which adjusts natural gas customer rates to reflect changes in the forecasted cost of gas and actual gas costs

Postretirement Plan	Defined benefit plan that provides postretirement medical and life insurance benefits to eligible employees hired prior to January 1, 2000 who meet years of service and other criteria

Resources	RGC Resources, Inc., parent company of Roanoke Gas, Midstream and Diversified Energy

RGCO	Trading symbol for RGC Resources, Inc. on the NASDAQ Global Stock Market

Roanoke Gas	Roanoke Gas Company, a wholly-owned subsidiary of Resources

RSPD	RGC Resources, Inc. Restricted Stock Plan for Outside Directors

RSPO	RGC Resources, Inc. Restricted Stock Plan for Officers

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

SCC	Virginia State Corporation Commission, the regulatory body with oversight responsibilities of the utility operations of Roanoke Gas

SEC	U.S. Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

Southgate	Mountain Valley Pipeline, LLC’s Southgate project, which extends from the MVP in south central Virginia to central North Carolina, of which Midstream holds less than a 1% investment

S&P 500 Index	Standard & Poor’s 500 Stock Index

TCJA	Tax Cuts and Jobs Act of 2017

WNA	Weather Normalization Adjustment, an ARP mechanism which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average

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

PART I

Item 1.    Business.

General and Historical Development

Resources was incorporated in the Commonwealth of Virginia on July 31, 1998 and, effective July 1, 1999, its subsidiaries were reorganized into the Resources holding company structure. Resources is currently composed of the following subsidiaries: Roanoke Gas, Midstream and Diversified Energy.

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

Diversified Energy is currently inactive.

Services

Roanoke Gas maintains an integrated natural gas distribution system to deliver natural gas purchased from suppliers to residential, commercial and industrial users in its service territory. The schedule below is a summary of customers, delivered volumes (expressed in DTHs), revenues and margin as a percentage of the total for each category. For the purposes of this schedule, margin for the utility operations is defined as revenues less cost of gas.

	2021
	Customers	Volume	Revenue	Margin
Residential	91.3%	37%	58%	63%
Commercial	8.6%	31%	34%	25%
Industrial	0.1%	32%	7%	11%
Other Utility	0.0%	0%	1%	1%
Other Non-Utility	0.0%	0%	0%	0%
Total Percent	100.0%	100.0%	100.0%	100.0%
Total Value	62,623	9,909,529	$75,174,779	$39,969,380

	2020
	Customers	Volume	Revenue	Margin
Residential	91.3%	35%	60%	63%
Commercial	8.6%	27%	30%	23%
Industrial	0.1%	38%	8%	12%
Other Utility	0.0%	0%	1%	1%
Other Non-Utility	0.0%	0%	1%	1%
Total Percent	100.0%	100.0%	100.0%	100.0%
Total Value	61,964	10,357,174	$63,075,391	$38,783,925

Roanoke Gas’ regulated natural gas distribution business accounted for more than 98% of Resources total revenues for fiscal years ending September 30, 2021 and 2020. The tables above indicate that residential customers represent over 91% of the Company’s customer total; however, they represent less than 40% of the total gas volumes delivered and more than half of the Company’s consolidated revenues and margin. Industrial customers include primarily transportation customers that purchase their natural gas requirements directly from a supplier other than the Company and utilize Roanoke Gas’ natural gas distribution system for delivery to their operations. Most of the revenue billed for these customers relates only to transportation service, and not to the purchase of natural gas, causing total revenues generated by these deliveries to be less than 10%, although they represent more than 30% of total natural gas volumes and between 11% and 12% of margin for the years presented.

The Company’s revenues are affected by changes in gas costs, changes in consumption volume due to weather and economic conditions and changes in the non-gas portion of customer billing rates. Increases or decreases in the cost of natural gas are passed on to customers through the PGA mechanism as explained in Note 1 of the Company’s annual consolidated financial statements.

The Company’s residential and commercial sales are seasonal and temperature-sensitive as the majority of the gas sold by Roanoke Gas to these customers is used for heating. For the fiscal year ended September 30, 2021, approximately 63% of the Company’s total DTH of natural gas deliveries and 73% of the residential and commercial deliveries were made in the five-month period of November through March.

Roanoke Gas relies on multiple interstate pipelines including those operated by Columbia Gas Transmission Corporation, LLC and Columbia Gulf Transmission Corporation, LLC (together “Columbia”), and East Tennessee Natural Gas, LLC (“East Tennessee”), Tennessee Gas Pipeline, Midwestern Gas Transmission Company and Saltville Gas Storage Company, LLC ("Saltville"), to transport natural gas from the production and storage fields to Roanoke Gas’ distribution system. Roanoke Gas is directly served by two pipelines, Columbia and East Tennessee. Columbia historically has delivered more than 65% of the Company’s required gas supply, with East Tennessee delivering the balance. The rates paid for interstate natural gas transportation and storage services are established by tariffs approved by FERC. The current pipeline contracts expire at various times from 2022 to 2027. The Company anticipates being able to renew these contracts or enter into other contracts to meet customers’ existing demand for natural gas.

The Company manages its pipeline contracts and LNG facility in order to provide for sufficient capacity to meet the current natural gas demands of its customers. The maximum daily winter capacity available for delivery into Roanoke Gas’ distribution system from the current interstate pipelines is 78,606 DTH per day. The LNG facility is capable of storing up to 200,000 DTH of natural gas in a liquid state for use during peak demand. Combined, the pipelines and LNG facility may provide up to 103,606 DTH on a single winter day.

The Company currently contracts with Sequent Energy Management, L.P. to manage its pipeline transportation, storage rights, gas supply inventories and deliveries and serve as the primary supplier of natural gas for Roanoke Gas. Natural gas purchased under the asset management agreement is priced at indexed-based market prices as reported in major industry pricing publications. The current Sequent contract was extended to March 31, 2023.

The Company uses summer storage programs to supplement heating season gas supply requirements. The Company has contracted for 2.4 million DTH of storage capacity from Columbia, Tennessee Gas Pipeline and Saltville in addition to the capacity available at the Company's LNG facility. The balance of the Company’s annual natural gas requirements are met primarily through market purchases made by its asset manager.

Competition

The Company’s natural gas utility operates in a regulated, monopolistic environment. Roanoke Gas currently holds the only franchises and/or CPCNs to distribute natural gas in its Virginia service areas. These franchises generally extend for multi-year periods and are renewable by the municipalities, including exclusive franchises in the cities of Roanoke and Salem and the Town of Vinton, Virginia. All three franchise agreements were renewed for a 20-year term, set to expire December 31, 2035. In 2019, the SCC issued a final order granting a CPCN to furnish gas to all of Franklin County. Unlike the CPCNs for the other counties served by Roanoke Gas, the Franklin County CPCN will terminate within five years of the date of the order if Roanoke Gas does not furnish gas service to the designated service area. Roanoke Gas plans to serve the Franklin County area with natural gas delivered through the MVP, once MVP is placed into service.

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

Although Roanoke Gas has exclusive rights for the distribution of natural gas in its service area, the Company competes with suppliers of other forms of energy such as fuel oil, electricity, propane, coal, wind and solar. Competition can be intense among the other energy sources with price being the primary consideration. This is particularly true for those industrial applications that have the ability to switch to alternative fuels. The relationship between supply and demand has the greatest impact on the price of natural gas. Greater demand for natural gas for electric generation and other uses can provide upward pressure on the price of natural gas. Currently, increased demand and lower storage levels are placing upward pressure on the price of natural gas.

Competition from renewable energy sources such as solar and wind is likely to increase as the political environment currently favors these energy sources through incentives or by placing restrictions on emissions from the burning of fossil fuels. Nevertheless, the Company continues to see a demand for natural gas. Growth in residential and commercial service has been strong as the Company continues to grow its customer base through a combination of extending distribution service and converting other energy users to natural gas.

Regulation

In addition to the regulatory requirements generally applicable to all companies, Roanoke Gas is also subject to additional regulation at the federal, state and local levels. At the federal level, the Company is subject to pipeline safety regulations issued by the Department of Transportation's Pipeline and Hazardous Materials Safety Administration.

At the state level, the SCC performs regulatory oversight including the approval of rates and other charges for natural gas sold to customers, the approval of agreements between or among affiliated companies involving the provision of goods and services, pipeline safety and certain other corporate activities of the Company, including mergers and acquisitions related to utility operations.

At the local level, Roanoke Gas is further regulated by the municipalities and localities that grant franchises for the placement of gas distribution pipelines and the operation of gas distribution networks within their jurisdictions.

Human Capital Resources

At September 30, 2021, Resources had 99 full-time employees, of which 17 employees, or 17%, belonged to the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial International Union, Local No. 515 and were represented under a collective bargaining agreement. The union has been in place at the Company since 1952. The current collective bargaining agreement became effective August 1, 2020 and expires July 31, 2022. Management maintains an amicable relationship with the union.

The Company’s business strategy and ability to serve customers relies on employing talented professionals and attracting, training, developing and retaining a skilled workforce. This is particularly relevant as the Company is facing retirements of key personnel over the next several years.

With respect to the COVID-19 pandemic, the Company continues to evaluate and implement its pandemic plan to ensure the continuation of safe and reliable service to customers and to maintain the safety of the Company's employees.

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

The Company is currently served directly by two interstate pipelines. These two pipelines carry 100% of the natural gas transported to the Company’s distribution system. Depending on weather conditions and the level of customer demand, failure of one or both of these interstate transmission pipelines could have a major impact on the Company’s ability to meet customer demand for natural gas and adversely affect the Company’s earnings as a result of lost revenue and the cost of service restoration. Frequent or prolonged failure could lead customers to switch to alternative energy sources. Capacity limitations on existing pipeline and storage infrastructure could impact the Company’s ability to obtain additional natural gas supplies, thereby limiting its ability to add new customers or meet increased customer demand and thereby limiting future earnings potential.

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

The Company’s business operations and information technology systems may be vulnerable to an attack by individuals or organizations intending to disrupt the operations of the Company. Such an attack or cyber-security incident on the Company’s information technology systems could result in corruption of the Company’s financial information; disruption of services to our customers; the unauthorized release of confidential customer, employee or vendor information; the interruption of natural gas deliveries to our customers; or compromise the safety of our distribution, transmission and storage systems. The Company has implemented policies, procedures and controls to prevent and detect these activities; however, there are no guarantees that Company processes will adequately protect against unauthorized access. In the event of a successful attack, the Company could be exposed to material financial and reputational risks, possible disruptions in natural gas deliveries or a compromise of the safety of the natural gas distribution system, as well as be exposed to claims by persons harmed by such an attack, all of which could materially increase the Company's costs to protect against such risks. Resources maintains cyber-insurance coverage, which does not protect the Company from cyber incidents but does provide some level of protection to mitigate the financial impacts resulting from such attacks.

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

Natural gas purchases represent the single largest expense of the Company.  Increasing demand from other areas, including electricity generation, combined with lower storage balances and production levels, are placing upward pressure on natural gas commodity prices.  If these factors continue for an extended period of time, higher natural gas prices could result in declining sales as well as increases in bad debt expense and increased competition from other energy providers.

Inability to attract and retain professional and technical employees.

The ability to implement the Company’s business strategy and serve customers is dependent upon employing talented professionals and attracting, training, developing and retaining a skilled workforce. As the Company may have key personnel retire over the next several years, the failure to transition the skills and knowledge of the departing employees to qualified existing or new employees could increase operating costs and expose the Company to other operational, reputational and financial risks.

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

In order to serve new customers or expand service to existing customers, the Company needs to install new pipeline facilities and maintain, expand or upgrade its existing distribution, transmission and/or storage infrastructure. Various factors may prevent or delay the completion of such projects or make them more costly, such as the inability to obtain required approval from local, state and/or federal regulatory and governmental bodies, public opposition to the projects, inability to obtain adequate financing, competition for labor and materials, construction delays, cost overruns, and an inability to negotiate acceptable agreements relating to rights-of-way, construction or other material development components. As a result, the Company may not be able to adequately serve existing customers or expand its distribution system to support customer growth. This could include any potential customer growth or system reliability enhancement resulting from connection to the MVP. Any of these factors could negatively impact earnings.

Impact of weather conditions and related regulatory mechanisms.

The Company’s revenues and earnings are dependent upon weather conditions. The Company’s rate structure currently has a WNA factor that results in either a recovery or refund of revenues due to variation from the 30-year average for heating degree-days. If the WNA mechanism were removed from its rate structure, the Company would be exposed to a much greater risk related to weather variability resulting in earnings volatility.

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

REGULATORY RISKS

Environmental laws or regulations associated with climate change.

Several federal and state legislative and regulatory initiatives have been proposed and passed in recent years in an attempt to limit the effects of climate change, including greenhouse gas emissions such as those created by the combustion of fossil fuels, including natural gas. Passage of new environmental legislation or implementation of regulations that mandate reductions in greenhouse gas emissions or other similar restrictions could have a negative effect on the Company’s core operations and its investment in the LLC. Such legislation could impose limitations on greenhouse gas emissions, require funding of new energy efficiency objectives, impose new operational requirements or lead to other additional costs to the Company. Regulations restricting or prohibiting the use of coal as a fuel for electric power generation has increased the demand for natural gas, and could at some point potentially result in natural gas supply concerns and higher costs for natural gas. Legislation or regulations could limit the exploration and development of natural gas reserves, making the price of natural gas less competitive and less attractive as a fuel source for consumers. Future legislation could also place limitations on the amount of natural gas used by businesses and homeowners to reduce the level of emissions, resulting in reduced deliveries and earnings.

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

Although the LLC initially received the necessary federal and state permits to construct the pipeline, progress on the MVP has been hindered by several legal and regulatory obstacles as the Fourth Circuit, FERC and other governmental agencies have issued stays, stop orders or delayed authorizations affecting portions or all of the project pending resolution of issues or concerns raised as the project has progressed. The LLC is currently waiting on resolution of the remaining permits needed for the streams and wetlands crossings. FERC has not yet granted a revised authorization to complete construction work in a 8 mile section of the pipeline route. The LLC also needs authorizations from the Bureau of Land Management and the United States Forest Service and resolution of challenges to the Biological Opinion and Incidental Take Statement issued by the U.S. Fish and Wildlife Service.

Several of the prior issues have been resolved; however, the ongoing obstacles as discussed above continue to cause delays in construction and have resulted in significantly higher projected costs and an extended targeted in-service date for the pipeline. These cost overruns may not be approved for recovery or be recovered through other regulatory mechanisms, and the LLC could be obligated to make delay or termination payments or be responsible for other contractual damages. The LLC could also experience the loss of tax incentives, or delayed or diminished returns, and could be required to write-off all or a portion of its investment in the project. New or extended regulatory, legislative or judicial actions or challenges could lead to additional delays and even higher costs, which could affect future returns for the LLC and materially impact Resources consolidated financial position and results of operations, including Resources ability to pay shareholder dividends at the current level or remain in compliance with credit agreement covenants.

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

The costs of providing defined benefit pension and retiree medical plans are dependent on a number of factors such as the rates of return on plan assets, discount rates used in determining plan liabilities, the level of interest rates used to measure the required minimum funding levels of the plan, future government regulation, changes in life expectancy and required or voluntary contributions made to the plan. Changes in actuarial assumptions and differences between the assumptions and actual results, as well as a significant decline in the value of investments that fund these plans, if not offset or mitigated by a decline in plan liabilities, could increase the expense of these plans and require significant additional funding. Although the Company has soft-frozen both plans to limit future growth in each plan's liabilities, ongoing funding obligations and expenses could have a material impact on the Company's financial position, results of operation and cash flows.

Exposure to market risks.

The Company is subject to market risks that are beyond the Company’s control, such as commodity price volatility and interest rate risk. The Company is generally isolated from commodity price risk through the PGA mechanism the Company has in place. With respect to interest rate risk, the Company has been operating in a relatively low interest rate environment for both short and long-term interest rates. However, increasing interest rates could adversely affect the Company’s future financial results.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Included in “Utility Property” on the Company’s consolidated balance sheet are storage plant, transmission plant, distribution plant and general plant of Roanoke Gas as categorized by natural gas utilities. The Company has approximately 1,157 miles of transmission and distribution pipeline with transmission and distribution plant representing 89% of the total utility plant investment. The transmission and distribution pipelines are located on or under public roads and highways or private property for which the Company has obtained the legal authorization and rights to operate.

Roanoke Gas currently owns and operates six metering stations through which it measures and regulates the gas being delivered by its suppliers. These stations are located at various points throughout the Company’s distribution system.

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

	Range of Bid Prices		Cash Dividends
Year Ending September 30, 2021	High	Low	Declared
First Quarter	$27.40	$22.82	$0.185
Second Quarter	25.60	22.08	0.185
Third Quarter	25.60	21.32	0.185
Fourth Quarter	26.02	22.33	0.185

Year Ending September 30, 2020
First Quarter	$30.00	$27.53	$0.175
Second Quarter	31.98	24.55	0.175
Third Quarter	28.85	23.15	0.175
Fourth Quarter	24.86	22.58	0.175

As of November 19, 2021, there were 1,030 holders of record of the Company’s common stock. This number does not include all beneficial owners of common stock who hold their shares in “street name."

A summary of the Company’s equity compensation plans follows as of September 30, 2021:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	45,250	$19.34	457,079
Equity compensation plans not approved by security holders	—	—	—
Total	45,250	$19.34	457,079

Item 6.    Selected Financial Data.

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

COVID-19

As was discussed under Item 1A "Risk Factors" above, COVID-19 and the resulting pandemic continues to impact the local, state, national and global economies. Supply chain disruptions, labor shortages and inflation have supplanted quarantines and government restrictions as the primary examples of matters impacting economic conditions.  Significant progress was made in distributing and administering vaccines to the public through September 30, 2021, which has allowed a return to mostly normal operating conditions. Most restrictions implemented as a result of the pandemic have been eased, including Virginia’s state of emergency, allowing for increased business, recreational and travel activities. Natural gas consumption by the Company’s commercial customers has largely returned to pre-pandemic levels. However, the easing of restrictions and the existence of variant strains of COVID-19 may lead to a rise in infections, which could result in the reinstatement of some or all of the restrictions previously in place. Management continues to monitor current conditions to ensure the continuation of safe and reliable service to customers and to maintain the safety of the Company's employees.

See the Regulatory section below for information regarding the service disconnection moratorium, CARES Act and ARPA funds.

The full extent to which the COVID-19 pandemic will impact the Company depends on future developments, which are highly uncertain and cannot be reasonably predicted, including the increase or reduction in governmental restrictions to businesses and individuals, the potential resurgence of the virus, including variants, as well as efficacy of the vaccines.

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

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 62,600 residential, commercial and industrial customers in Roanoke, Virginia, and the surrounding localities, through its Roanoke Gas subsidiary. Roanoke Gas also provides certain unregulated services. As a wholly-owned subsidiary of Resources, Midstream is a more than 1% investor in the MVP and a less than 1% investor in Southgate. More information regarding the investment in MVP is provided under the Equity Investment in Mountain Valley Pipeline section below.

The utility operations of Roanoke Gas are regulated by the SCC, which oversees the terms, conditions and rates charged to customers for natural gas service, safety standards, extension of service and depreciation. Nearly all of the Company’s revenues, excluding equity in earnings of MVP, are derived from the sale and delivery of natural gas to Roanoke Gas customers based on rates authorized by the SCC. These rates are designed to provide the Company with the opportunity to recover its gas and non-gas expenses and to earn a reasonable rate of return for shareholders based on normal weather.

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

On October 10, 2018, Roanoke Gas filed a general rate application requesting an annual increase in customer non-gas base rates. Roanoke Gas implemented the interim non-gas rates contained in its rate application for natural gas service rendered to customers on or after January 1, 2019. On January 24, 2020, the SCC issued its final order on the general rate application, granting Roanoke Gas an annualized increase in non-gas base rates of $7.25 million and an authorized rate of return on equity of 9.44%. As a result, the Company refunded $3.8 million to its customers in March 2020, representing the excess revenues collected plus interest for the difference between the final approved rates and the interim rates billed since January 1, 2019. The order also directed the Company to write-off $317,000 of ESAC assets that were not subject to recovery under the final order.

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

The Company’s non-gas base rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal non-gas rate application with the SCC. Generally, investments related to extending service to new customers are recovered through the additional revenues generated by the non-gas base rates currently in place. The investment in replacing and upgrading existing infrastructure is generally not recoverable until a formal rate application is filed to include the additional investment, and new non-gas base rates are approved. The SAVE Rider provides the Company with a mechanism through which it recovers the cost related to SAVE qualified infrastructure investments on a prospective basis, until a formal rate application is filed to incorporate the recovery of these costs in non-gas rates.  The SAVE Plan and Rider were reset effective January 1, 2019, when the recovery of all prior SAVE Plan investment was incorporated into the current non-gas rates.  Accordingly, SAVE Plan revenues increased to $2,487,000 in fiscal 2021 from $1,272,000 in fiscal 2020.  The current SAVE Plan is focused on replacing first generation, pre-1973 plastic pipe and other qualifying infrastructures projects. Additional information regarding the SAVE Plan and Rider is provided under the Regulatory section.

The WNA model reduces the volatility in earnings due to the variability in temperatures during the heating season. The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when the weather is colder than normal. The WNA allows the Company to recover from its customers the lost margin (excluding gas costs) from the impact of weather that is warmer than normal and correspondingly requires the Company to refund the excess margin earned for weather that is colder than normal. Any billings or refunds related to the WNA are completed following each WNA year, which runs from April to March. The Company recorded approximately $1,196,000 and $1,193,000 in additional revenue from the WNA for weather that was approximately 8% warmer than normal for the fiscal years ended September 30, 2021 and 2020.  The number of heating degree days used to determine normal will change annually as a new year is added to the 30-year period and the oldest year is removed. As a result of adding recent warmer than normal years to replace historical colder years, the number of heating degree days that defines normal has declined over the last several years.

The Company also has an approved rate structure in place that mitigates the impact of financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue by applying the ICC factor, based on the Company’s weighted-average cost of capital, including interest rates on short-term and long-term debt, and the Company’s authorized return on equity, to the average cost of natural gas inventory.  Total ICC revenues were $396,000 and $389,000 for the fiscal years ended September 30, 2021 and 2020, respectively.  Average inventory balances varied modestly between periods; however, rising natural gas commodity prices near the end of the current fiscal year may lead to higher ICC revenues in fiscal 2022.

The cost of natural gas is a pass-through cost and is independent of the non-gas rates of the Company. Accordingly, the Company's approved billing rates include a component designed to allow for the recovery of the cost of natural gas used by its customers. This rate component, referred to as the PGA, allows the Company to pass along to its customers increases and decreases in natural gas costs based on a quarterly filing, or more frequent if necessary, with the SCC. Once administrative approval is received, the Company adjusts the gas cost component of its rates to reflect the approved amount. As actual costs will differ from the projections used in establishing the PGA rate, the Company will either over-recover or under-recover its actual gas costs during the period. The difference between actual costs incurred and costs recovered through the application of the PGA is recorded as a regulatory asset or liability. At the end of the annual deferral period, the balance is amortized over an ensuing 12-month period as amounts are reflected in customer billings.

Roanoke Gas is required to submit an Annual Information Filing ("AIF") each year to the SCC. Included as part of this filing is an earnings test, which is required when the Company has certain regulatory assets. If the results of the earnings test indicate that the Company's regulatory earnings exceed the mid-point of its authorized return on equity range, then certain regulatory assets are written-down and recovery accelerated to the point where the actual return for the period adjusts to the mid-point of the range. The Company conducted preliminary earnings tests for fiscal 2021 and 2020 in preparation for the AIF filings in January of the subsequent years.  As a result of the preliminary earnings tests, Roanoke Gas expensed $217,000 in deferred COVID costs incurred during fiscal 2021, and fully amortized the remaining $525,000 balance of ESAC assets in fiscal 2020.

Inflation and Rising Prices

Natural gas commodity, delivery and storage capacity costs comprise the single largest expense of the Company representing nearly 58% of fiscal 2021 total operating expenses.  Natural gas commodity prices have steadily increased through fiscal 2021 and natural gas futures for the upcoming winter heating season are double September prices.  Several factors have contributed to rising natural gas prices including lack of interstate pipeline development, demand rebounding as activity returns to pre-pandemic levels, lower inventory storage levels, increased demand for cleaner energy and lagging production from suppliers.  Roanoke Gas can recover rising natural gas costs through the PGA mechanism as noted above; however, in times of rapidly increasing costs, the timing of recovery may lag.  Increasing natural gas prices, especially in relation to other energy options, may lead to reductions in energy consumption through customer conservation or fuel switching in addition to the potential for rising bad debts related to customers inability to pay higher natural gas bills.

Inflation affects the Company through increases in non-gas expenses such as labor costs, employee benefits, materials and supplies, contracted services and corporate insurance, among other areas.  As the country emerges from the pandemic, issues such as supply chain delays, labor shortages and limited availability of key or critical supplies have put upward pressure on several categories of the Company's non-gas expenses.  The Company recovers non-gas related costs through the non-gas portion of its tariff rates, which are adjusted through a non-gas rate application. Unlike the rate adjustments for the gas portion of rates which are done administratively, the non-gas rate application results in an inherent lag in non-gas expense recovery.  Therefore, authorized non-gas rates may not keep pace with the rising costs during inflationary periods.  Management must regularly evaluate the Company's operations, economic conditions and other factors to assess the need to apply for a non-gas rate adjustment.

Results of Operations

The analysis on the results of operations is based on the consolidated operations of the Company, which is primarily associated with the utility segment. Additional segment analysis is provided in areas where Midstream's investment in affiliates represents a significant component of the comparison.

The Company's operating revenues are affected by the cost of natural gas, as reflected in the consolidated income statement under the line item cost of gas - utility. The cost of natural gas is passed through to customers at cost, which includes commodity price, transportation, storage, injection and withdrawal fees with any increase or decrease offset by a correlating change in revenue through the PGA. Accordingly, management believes that gross utility margin, a non-GAAP financial measure defined as utility revenues less cost of gas, is a more useful and relevant measure to analyze financial performance. The term gross utility margin is not intended to represent or replace operating income, the most comparable GAAP financial measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies. The following results of operations analyses will reference gross utility margin.

Fiscal Year 2021 Compared with Fiscal Year 2020

The table below reflects operating revenues, volume activity and heating degree days.

Operating Revenues
Year Ended September 30,	2021	2020	Increase / (Decrease)	Percentage
Gas Utility	$75,045,103	$62,408,925	$12,636,178	20%
Non Utility	129,676	666,466	(536,790)	(81)%
Total Operating Revenues	$75,174,779	$63,075,391	$12,099,388	19%

Delivered Volumes
Year Ended September 30,	2021	2020	Increase / (Decrease)	Percentage
Regulated Natural Gas (DTH)
Residential and Commercial	6,773,819	6,419,031	354,788	6%
Transportation and Interruptible	3,135,710	3,938,143	(802,433)	(20)%
Total Delivered Volumes	9,909,529	10,357,174	(447,645)	(4)%
HDD	3,610	3,623	(13)	(0)%

Total gas utility operating revenues for the year ended September 30, 2021 increased by 20% from the year ended September 30, 2020 primarily due to higher natural gas commodity prices and pipeline storage fees, higher residential and commercial volumes and an increase in SAVE revenues, partially offset by lower transportation and interruptible volumes.  Rising natural gas commodity prices combined with higher transportation fees implemented by the Company's pipeline suppliers have resulted in a 41% per dth increase in the commodity component of revenue and a 38% per dth increase in the demand (pipeline and storage fees) component of revenue.  These higher gas costs are passed on to customers through the PGA mechanism.  The mostly weather sensitive residential and commercial natural gas deliveries increased by 6% on nearly the same number of heating degree days.  The higher deliveries reflect the increased demand for natural gas as economic conditions continue to improve and the economy emerges from last year's pandemic.  SAVE Plan revenues increased by $1,215,000  due to the ongoing investment in qualified SAVE infrastructure projects.  Transportation and interruptible volumes, primarily driven by business activity rather than weather, declined by 20% due to a single multi-fuel customer that switched its primary fuel from natural gas to an alternate energy source in response to rising natural gas prices.  In early fiscal 2020, this same customer switched from another energy source to natural gas as its primary fuel due to the favorable pricing of natural gas.  Excluding the multi-fuel customer's usage from both periods, total transportation and interruptible volumes would have increased by 3% on a comparative basis.  Non-utility revenues decreased due to the completion of a significant long-term contract in fiscal  2020.

Gross Utility Margin

Year Ended September 30,	2021	2020	Increase	Percentage
Gas Utility Revenues	$75,045,103	$62,408,925	$12,636,178	20%
Cost of Gas - Utility	35,179,842	23,949,481	11,230,361	47%
Gross Utility Margin	$39,865,261	$38,459,444	$1,405,817	4%

Gross utility margin increased over the prior fiscal year primarily as a result of the aforementioned higher SAVE revenues and increase in residential and commercial volumes and customer base charges more than offsetting the reduction in transportation and interruptible deliveries. Total volumetric margin increased for the reasons mentioned above as the increase in residential and commercial DTH sales more than offset the decline in lower-margin interruptible and transportation volumes.  The growth in customer base charge revenues reflect a combination of customer additions and the continuation of service to delinquent customers as a result of the disconnection moratorium, which ended August 30, 2021.

The changes in the components of the gross utility margin are summarized below:

	Years Ended September 30,
	2021	2020	Increase / (Decrease)
Customer Base Charge	$14,563,274	$14,413,709	$149,565
SAVE Plan	2,487,299	1,272,070	1,215,229
Volumetric	21,188,794	21,091,007	97,787
WNA	1,196,499	1,192,715	3,784
Carrying Cost	395,626	388,607	7,019
Other Revenues	33,769	101,336	(67,567)
Total	$39,865,261	$38,459,444	$1,405,817

Operations and Maintenance Expense - Operations and maintenance expense decreased by $1,703,874 or 11%, from the prior year primarily due to the accelerated recovery of ESAC regulatory assets in fiscal 2020 and lower bad debt expense, partially offset by lower capitalized overheads. In accordance with the SCC's final order on the non-gas base rate application, the Company wrote-down $317,000 in ESAC assets last year that were not subject to recovery through the new rates.  In addition to the write-down of a portion of the ESAC assets in December 2019, Roanoke Gas accelerated the recovery of the remaining $525,000 balance of ESAC assets in September 2020 as a result of the earnings test performed by the Company. Bad debt expense declined by $964,000 due to the application of more than $400,000 in CARES Act funds to eligible COVID-19 impacted customers with past due balances and the pending receipt of $859,000 in ARPA funds to provide similar relief.  If not for the CARES Act and ARPA funds, bad debt expense would have increased significantly over last year's higher than normal levels.  Total capitalized overheads declined by $258,000 on a nearly $3 million reduction in capital expenditures related to project timing.

General Taxes - General taxes increased by $95,307, or 4%, primarily due to higher property taxes associated with a 5% increase in utility property.

Depreciation - Depreciation expense increased by $533,895, or 7%, corresponding to a similar increase in depreciable utility plant.

Equity in Earnings of Unconsolidated Affiliate - The equity in earnings of the MVP investment decreased by $3,147,320 as AFUDC activity ceased during the second fiscal quarter due to the cessation of growth construction activities by the LLC with limited construction resuming in April 2021 resulting in a much lower level of AFUDC recognized for the remainder of the year.  See the Equity Investment in Mountain Valley Pipeline section for additional information.

Other Income, net - Other income increased by $275,850 primarily due to a $449,000 decrease in the non-service cost components of net periodic benefit costs partially offset by $207,000 reduction in the equity portion of AFUDC on Roanoke Gas' two gate stations that will interconnect with the MVP.  Roanoke Gas temporarily stopped recognizing AFUDC effective January 2021 until such time construction activities resume on these stations.

Interest Expense - Total interest expense decreased by $47,273, or 1%, as a decline in the interest rate on the Company's variable rate debt offset higher total debt levels.  Total average debt outstanding increased by 14% to meet the funding needs of Roanoke Gas' capital projects and Midstream's continuing investment in MVP.  As a result of the declining interest rates on the Company's variable rate debt, the weighted-average interest rate fell by 12%.  Declines in other interest contributed to the lower expense levels including lower customer deposit interest.

Roanoke Gas' interest expense increased by $81,285 as total average debt outstanding increased by $8,500,000 associated with an increase in the borrowings under the line-of-credit. The average interest rate decreased slightly from 3.76% in fiscal 2020 to 3.48% in fiscal 2021. Roanoke gas capitalized $68,000 less in AFUDC during the current year due to the absence of construction activities on the two gate stations, which offset a $67,000 reduction in interest expense attributable to fiscal 2020's rate refund.

Midstream's interest expense decreased by $128,558 as the average interest rate on Midstream's total debt declined from 2.76% to 2.23% related to the variable interest rate credit facility more than offsetting a $6,900,000 increase in total average debt outstanding during the period.

Income Taxes - Income tax expense decreased by $101,598, or 3%, on a 4% decrease in pre-tax earnings. The effective tax rate was 24.1% for fiscal 2021 compared to 23.8% for fiscal 2020. The effective tax rate for both years is below the combined state and federal statutory rate of 25.74% due to the amortization of the excess deferred income taxes, the excess deductions related to restricted stock vesting, stock option exercises and the realization of certain tax credits. Income tax expense related to Midstream decreased by $780,000 due to the significant reduction in pre-tax earnings related to AFUDC from the MVP investment. The majority of the remaining $680,000 difference in income tax expense is related to the increase in pre-tax earnings of Roanoke Gas.

Net Income and Dividends - Net income for fiscal 2021 was $10,102,062 compared to $10,564,534 for fiscal 2020. Basic and diluted earnings per share were $1.22 in fiscal 2021 compared to $1.30 in fiscal 2020. Dividends declared per share of common stock were $0.74 in fiscal 2021 compared to $0.70 in fiscal 2020.

Capital Resources and Liquidity

Due to the capital intensive nature of the utility business, as well as the related weather sensitivity, the Company’s primary capital needs are the funding of its capital projects, investment in MVP, the seasonal funding of its natural gas inventories and accounts receivables and payment of dividends. To meet these needs, the Company relies on its operating cash flows, credit availability under short-term and long-term debt agreements and proceeds from the sale of its common stock.

Cash and cash equivalents increased by approximately $1.2 million in fiscal 2021 compared to a decrease of $1.3 million in fiscal 2020. The following table summarizes the categories of sources and uses of cash:

Cash Flow Summary	Years Ended September 30,
	2021	2020
Net cash provided by operating activities	$11,568,108	$12,823,903
Net cash used in investing activities	(25,849,237)	(30,721,011)
Net cash provided by financing activities	15,508,380	16,556,826
Net increase (decrease) in cash and cash equivalents	$1,227,251	$(1,340,282)

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

Cash flow from operating activities decreased by nearly $1.3 million from the prior year. The decrease in cash flow provided by operations was primarily driven by the affects of increasing gas commodity prices and changes in certain regulatory assets and liabilities, partially offset by net income exclusive of noncash equity in earnings.

The table below summarizes the significant operating cash flow components:

	Years Ended September 30,
Cash Flows From Operating Activities:	2021	2020	Increase (Decrease)
Net Income	$10,102,062	$10,564,534	$(462,472)
Non-cash adjustments:
Depreciation	8,669,977	8,126,427	543,550
Equity in earnings	(1,667,554)	(4,814,874)	3,147,320
AFUDC	(55,981)	(330,208)	274,227
Allowance for doubtful accounts	(461,130)	592,398	(1,053,528)
ESAC assets	—	1,022,195	(1,022,195)
Changes in working capital and regulatory assets and liabilities:
Accounts receivable	(1,084,726)	(141,482)	(943,244)
Gas in Storage	(2,158,709)	739,546	(2,898,255)
Prepaid income taxes	(2,457,327)	510,357	(2,967,684)
Accounts payable and accrued expenses	2,862,861	659,276	2,203,585
Deferred Taxes	106,188	1,327,655	(1,221,467)
Change in over (under) collection of gas costs	(3,314,446)	(1,895,555)	(1,418,891)
Rate refund	—	(3,827,589)	3,827,589
WNA	(609,888)	1,171,342	(1,781,230)
Non-current regulatory liabilities	2,367,512	—	2,367,512
Other	(730,731)	(880,119)	149,388
Net cash provided by operating activities	$11,568,108	$12,823,903	$(1,255,795)

Increasing natural gas commodity prices during 2021, resulted in reductions in operating cash in several areas. Higher accounts receivable balances, and increases in the under collection of gas costs, and rising gas in storage balances resulted in lower operating cash of $0.9, $1.4 and $2.9 million year over year, respectively. Income tax refunds not yet received, associated with the R&D credit study conducted by a third party consultant, caused prepaid income taxes to increase significantly year over year, resulting in a decrease in operating cash of $3 million. See Note 8 for more information regarding the R&D tax credit.

Operating cash decreases were partially offset by accounts payable and changes in certain regulatory assets and liabilities. Significantly higher accounts payable balances related to increasing natural gas commodity prices provided an additional $2.2 million in operating cash year over year. As there was no rate refund in fiscal 2021, operating cash improved $3.8 million.

Other significant non-cash changes include $1.1 million for allowance for doubtful accounts due to changes in bad debt reserves attributable to the pandemic and funding relief and $2.4 million related to the establishment of a regulatory liability for the R&D tax credit.

Cash Flows Used in Investing Activities:

Investing activities primarily consist of expenditures related to investment in Roanoke Gas' utility plant, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and gas distribution system facilities and expansion of its natural gas system to meet the demands of customer growth, as well as the continued investment in the MVP. Roanoke Gas' expenditures were approximately $20 million and $22.9 million in fiscal 2021 and 2020, respectively. Roanoke Gas renewed 7.8 miles of main and 620 service lines and 9.6 miles of main and 592 service lines in fiscal years 2021 and 2020, respectively. The current SAVE Plan is focused on the replacement of pre-1973 first generation plastic pipe in addition to other SAVE related infrastructure. Furthermore, Roanoke Gas’ capital expenditures included costs to extend natural gas distribution mains and services to480 customers in fiscal 2021, compared to 448 customers in fiscal 2020. Depreciation covered approximately 43% and 35% of the current and prior year's capital expenditures, respectively, with the balance provided from other operating cash flows and financing activities.

Capital expenditures are expected to remain at or near current levels over the next three to five years as Roanoke Gas continues to focus on its SAVE Plan, which is expected to be completed by 2024, as well as customer growth and system expansion. The Company expects to utilize its credit facilities, as well as consider additional equity capital, to meet the funding requirements of these planned expenditures.

Investing cash flows also reflect the 2021 funding of $6 million for Midstream's participation in the LLC. Midstream's total expected funding requirement increased to between $60 and $62 million as discussed below, with anticipated cash investment for fiscal 2022 to be approximately $10.7 million. Funding for the investment in the LLC is provided through Midstream's credit facility and two unsecured notes in the combined amount of $24 million. More information regarding the credit facility is provided in Note 7 and under the Equity Investment in Mountain Valley Pipeline section below.

Cash Flows Provided by Financing Activities:

Financing activities generally consist of borrowings and repayments under credit agreements, issuance of stock and the payment of dividends. Net cash flows provided by financing activities were $15.5 million and $16.6 million in fiscal 2021 and 2020, respectively. The Company uses its line-of-credit to fund seasonal working capital needs and provide temporary financing for capital projects. The increase in financing cash flows was derived from Midstream's net borrowings of more than $8 million to finance its investment in MVP. The Company also realized $3.3 million from the issuance of common stock through its ATM program and $1.6 million from the issuance of stock through DRIP activity and the exercise of options. Cash out-flows for dividend payments exceeded $6.0 million as the annualized dividend rate increased from $0.70 to $0.74 per share. The Company’s consolidated capitalization was 41.5% equity and 58.5% long-term debt at September 30, 2021, exclusive of unamortized debt expense. This compares to 41.7% equity and 58.3% long-term debt at September 30, 2020.

On October 29, 2021 Midstream entered into an unsecured promissory note in the principal amount of $8 million with an interest rate based on 30-day LIBOR plus 115 basis points maturing December 1, 2027. Related to this note, Midstream also entered into an interest rate swap agreement that effectively converts the variable rate note into a fixed rate instrument with an effective annual interest rate of 2.443%. The loan will convert into an installment loan with principal pay-down beginning in fiscal 2023. In addition, this note reduces the borrowing capacity defined by the Third Amendment to Credit Agreement and related Promissory Notes. The total borrowing capacity declined from $41 million to $33 million effective with the new promissory note.  All other terms of the Third Amendment to Credit Agreement remain unchanged.

On September 24, 2021, Roanoke Gas entered into an unsecured Delayed Draw Term Note in the principal amount of $10 million with an interest rate based on 30-day LIBOR plus 100 basis points maturing on October 1, 2028. Related to this note, the Company also entered into an interest rate swap agreement that effectively converts the variable rate note into a fixed rate instrument with an effective annual interest rate of 2.49%. The term note will fund in two installments of $5 million each on April 1, 2022 and October 1, 2022, respectively.

On August 20, 2021, Roanoke Gas entered into an unsecured Delayed Draw Term Note in the principal amount of $15 million with an interest rate of 1.20% above the 30-day SOFR Average per annum maturing on August 20, 2026. Related to this note, the Company also entered into an interest rate swap agreement that effectively converts the variable rate note into a fixed rate instrument with an effective annual interest rate of 2.00% The term note funded on October 1, 2021.

On March 25, 2021, Roanoke Gas renewed its unsecured line-of-credit agreement for a two-year term expiring March 31, 2023 with a maximum borrowing limit of $40 million. Amounts drawn against the agreement are considered to be non-current as the balance under the line-of-credit is not subject to repayment within the next 12-month period. The agreement has a variable-interest rate based on 30-day LIBOR plus 100 basis points and an availability fee of 15 basis points and provides multi-tiered borrowing limits aligned with the Company's seasonal borrowing demand. The Company's total available borrowing limits range from $14 million to $40 million.

On December 6, 2019, Roanoke Gas entered into unsecured notes in the aggregate principal amount of $10 million. These notes have a 10-year term from the date of issue at a fixed interest rate of 3.60%. The proceeds from these notes provided financing for Roanoke Gas' capital budget.

Roanoke Gas has private shelf agreements with two different financial institutions.  The first agreement, as amended, provides for the issuance of up to $40 million in unsecured notes in addition to the $28 million previously issued.  This shelf agreement will expire on December 6, 2022 unless extended.  The second agreement, effective September 30, 2020, provides for the issuance of up to $70 million in unsecured notes during its 5-year term expiring on September 30, 2025.  No funds were drawn on either of these agreements during fiscal 2021.

On February 14, 2020, Resources filed a prospectus with the SEC utilizing a shelf registration process where the Company may sell shares of common stock, in one or more offerings, of an aggregate amount up to $40 million. The prospectus was filed including a supplement allowing the Company to offer a portion of these shares, up to an aggregate of $15 million, utilizing the ATM approach as defined in Rule 415 under the Securities Act. The ATM Plan allows Resources flexibility in the frequency, timing and amount of share offerings in supplementing its capital funding needs. There were 142,726 shares issued through the ATM program during fiscal 2021.

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

Related to seeking the Army Corps Individual Permit, on March 4, 2021, the LLC submitted applications to each of the West Virginia Department of Environmental Protection (WVDEP) and the Virginia Department of Environmental Quality (VADEQ) seeking Section 401 water quality certification approvals or waivers (such approvals or waivers, the State 401 Approvals).  Both the WVDEP and VADEQ submitted requests to the Army Corps for additional time to address the applications, and in late June 2021, the Army Corps granted the WVDEP and the VADEQ additional review time through November 29, 2021 and December 31, 2021, respectively.  In early June 2021, the FERC issued a notice of schedule for the LLC's CPCN amendment application. FERC issued its environmental assessment August 13, 2021.  Given that the expected permitting timelines for both the FERC and the Army Corps remain in-line with the LLC's expectations, the LLC continues to target a full in-service date for the MVP project in summer 2022 at a total project cost of approximately $6.2 billion (excluding AFUDC).

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

Resources' current earnings from the MVP investment are attributable to AFUDC income generated by the LLC. The LLC temporarily suspended the accrual of AFUDC on the project from January 1, 2021 (due to a temporary reduction in growth construction activities) through March 31, 2021.  Limited growth construction activities resumed in April 2021, and the LLC began accruing AFUDC associated with those activities.  It is expected that the accrual of AFUDC will be temporarily suspended again for the winter curtailment period, which is expected to begin around November 2021. Additionally, Roanoke Gas continues the suspension of AFUDC accruals on its two gate stations that will interconnect with the MVP until such time as construction activities resume on the respective gate stations.

Management conducted an assessment of its MVP investment in accordance with the provisions of ASC 323, Investments - Equity Method and Joint Ventures. This assessment included a third-party valuation. As a result of its evaluation, management has concluded that the investment is not currently impaired as of September 30, 2021. Furthermore, the LLC has conducted its own evaluation of the project and also concluded that no impairment exists as of September 30, 2021. Management will continue monitoring the status of the project for circumstances that may lead to future impairment, including any significant delays or denials of necessary permits and approvals. If necessary, the amount and timing of any future impairment would be dependent on the specific circumstances at the time of evaluation.

In April 2018, the LLC announced the MVP Southgate project and submitted Southgate's certificate application to the FERC in November 2018. The Final Environmental Impact Statement for the project was issued on February 14, 2020. In June 2020, the FERC issued the CPCN for the MVP Southgate; however, the FERC, while authorizing the project, directed the Office of Energy Projects not to issue a notice to proceed with construction until necessary federal permits are received for the MVP project and the Director of the Office of Energy Projects lifts the stop work order and authorizes the LLC to continue constructing the MVP. On August 11, 2020, the North Carolina Department of Environmental Quality (NCDEQ) denied Southgate's application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization due to timing of the MVP project's completion. On March 11, 2021, the Fourth Circuit Court of Appeals, pursuant to an appeal filed by the LLC, vacated the NCDEQ's denial and remanded the matter to the NCDEQ for additional review. On April 29, 2021, the NCDEQ reissued its denial of Southgate's application. Based on the targeted full in-service date for the MVP and expectations regarding Southgate permit approval timing, the LLC is targeting the commencement of the MVP Southgate construction in 2022 and placing the MVP Southgate in-service during the spring of 2023.

Midstream has borrowing capacity of $41 million under its current credit facility, which matures in December 2022. As of September 30, 2021, $33.6 million had been utilized.  Effective November 1, 2021, the borrowing capacity under this credit facility was reduced to $33 million as $8 million of the outstanding balance was termed out in a separate unsecured promissory note.  See the Capital Resources and Liquidity section for more information. This credit facility will provide additional financing capacity for MVP funding; however, due to ongoing delays, additional financing will be required. Management is working with the Company's lending institutions to secure the necessary funding. If the legal and regulatory challenges, including any future challenges, are not resolved in a timely manner and/or restrictions are imposed that impact future construction, the cost of the MVP and Midstream's capital contributions may increase above current projections.

Regulatory

On January 24, 2020, the SCC issued its final general rate case order awarding Roanoke Gas an annualized non-gas rate increase of $7.25 million and providing for a 9.44% return on equity and directing the write-off of $317,000 of ESAC assets not subject to recovery under the approved rates. Rates authorized by the SCC's final order required the Company to issue customers $3.8 million in rate refunds, which was completed in March 2020.

The final order also excluded from current rates a return on the investment of two interconnect stations with the MVP, but provided Roanoke Gas with the ability to defer the related financing costs of those investments for possible future recovery. As a result, the Company began recognizing AFUDC during the second quarter of fiscal 2020 to capitalize both the equity and debt financing costs incurred during the construction phases. During the first quarter of 2021, Roanoke Gas recognized a total of $55,981 in AFUDC, $41,978 and $14,003 of equity and debt carrying costs, respectively. Beginning January 2021, Roanoke Gas temporarily ceased recording AFUDC on its related MVP interconnect construction projects until such time as construction activities resume.

The service disconnection moratorium under which the Company has been operating since March 16, 2020, expired August 30, 2021. During the moratorium, utilities were prohibited from disconnecting residential customers for non-payment of their natural gas service and from assessing late payment fees; therefore, residential customers that ordinarily would have been disconnected for non-payment continued incurring charges for gas service. As a result, the Company’s arrearage balances are at historically high levels, which has resulted in a higher potential for bad debt write-offs.

In December 2020, Roanoke Gas received $403,000 in CARES Act funds to assist customers with growing past due balances. Based on guidance provided by the SCC, the Company was able to apply the full amount to eligible customer accounts during the second and third fiscal quarters. On October 28, 2021, Roanoke Gas received notification from the SCC that its application for ARPA funds has been approved.  According to the communication, the Company will receive $858,556 based on arrearage balances as of August 31, 2021.  The pending receipt of these funds were considered in the valuation of the estimated allowance for  uncollectibles as of September 30, 2021.

In April 2020, the SCC issued an order allowing regulated utilities in Virginia to defer certain incremental, prudently incurred costs associated with the COVID-19 pandemic and to apply for recovery at a future date. Roanoke Gas deferred certain COVID-19 related costs throughout fiscal 2021.  Based on Roanoke Gas's preliminary earnings test for the period ended September 30, 2021, fiscal 2021 earnings exceeded the mid-point of the authorized return resulting in the COVID-19 related costs being expensed during the fourth quarter.

Roanoke Gas continues to recover the costs of its infrastructure replacement program through its SAVE Rider. In May 2021, the Company filed its most recent SAVE application with the SCC to update the SAVE Plan and Rider for the period October 2021 through September 2022. In its application, Roanoke Gas requested to continue to recover the costs of the replacement of pre-1973 plastic pipe. In addition, the Company requested to include the replacement of certain regulator stations and pre-1971 coated steel pipe as qualifying SAVE projects. The updated SAVE Rider is designed to collect approximately $3.45 million in annual revenues, an increase of approximately $1.1 million from the existing SAVE Rider rates.  The Company received a final order on August 25, 2021 in which the SCC approved the Company’s requested revenue requirement.

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

If, for any reason, the Company ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the Company would remove the applicable regulatory assets or liabilities from the consolidated balance sheet and include them in the consolidated statements of income and comprehensive income for the period in which the discontinuance occurred. The write-downs of the COVID asset and ESAC assets are consistent with the provisions of ASC No 980.

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

The Company bills its regulated natural gas customers on a monthly cycle. The billing cycle for most customers does not coincide with the accounting periods used for financial reporting. The Company accrues revenue for estimated natural gas delivered to customers but not yet billed during the accounting period. The following month, the unbilled estimate is reversed, the actual usage is billed and a new unbilled estimate is calculated. The consolidated financial statements include unbilled revenue of $1,191,227 and $1,041,518 as of September 30, 2021 and 2020, respectively.

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

Allowance for Doubtful Accounts - The Company evaluates the collectability of its accounts receivable balances based upon a variety of factors including loss history, level of delinquent account balances, collections on previously written off accounts and general economic conditions. The historical model used in valuing reserve for bad debts has been consistently applied over recent years and has produced reasonable estimates for valuing the potential loss on customer accounts receivable. With the arrival of COVID-19 and the unprecedented widespread impact deriving from the pandemic, including the 17 month disconnection moratorium, the estimation of the Company's bad debt reserves has become more subjective with greater reliance on qualitative assessments and judgment rather than historical patterns and tendencies.  Furthermore, the federal government has made funds available through the CARES Act and ARPA, which have materially reduced the expected uncollectable balances as of September 30, 2021.  Accordingly, based on management's evaluation, the total bad debt reserves were estimated at $242,010 as of September 30, 2021.

The Company is committed to working with its customers during these difficult times by providing extended payment terms and assisting customers in finding other sources of financial aid.  With rising natural gas prices and lingering economic effects from the moratorium and COVID, bad debt concerns will continue into fiscal 2022.

Pension and Postretirement Benefits - The Company offers a pension plan and a postretirement plan to eligible employees. The expenses and liabilities associated with these plans, as disclosed in Note 9 to the consolidated financial statements, are based on numerous assumptions and factors, including provisions of the plans, employee demographics, contributions made to the plan, return on plan assets and various actuarial calculations, assumptions and accounting requirements. In regard to the pension plan, specific factors include assumptions regarding the discount rate used in determining future benefit obligations, expected long-term rate of return on plan assets, compensation increases and life expectancies. Similarly, the postretirement medical plan also requires the estimation of many of the same factors as the pension plan in addition to assumptions regarding the rate of medical inflation and Medicare availability. Actual results may differ materially from the results expected from the actuarial assumptions due to changing economic conditions, differences in actual returns on plan assets, different rates of medical inflation, volatility in interest rates and changes in life expectancy. Such differences may result in a material impact on the amount of expense recorded in future periods or the value of the obligations on the consolidated balance sheet.

In selecting the discount rate to be used in determining the benefit liability, the Company utilized the FTSE Pension Discount Curve, which incorporates the rates of return on high-quality, fixed-income investments that corresponded to the length and timing of benefit streams expected under both the pension plan and postretirement plan. The Company used a discount rate of 2.73% and 2.70%, respectively, for valuing its pension plan liability and postretirement plan liability at September 30, 2021. These discount rates represent an increase from the 2.47% and 2.44% rates used for valuing the corresponding liabilities at September 30, 2020. The increase in discount rates corresponds to the inflationary pressures and current market conditions as the economy emerges from the impact of COVID. The yield on the 30-year Treasury increased from 1.46% last year to 2.08% at September 30, 2021. Corporate bond rates experienced a smaller increase as credit spreads appear to have narrowed. The rise in the discount rates was the primary factor in the reduction of the benefit obligations for both the pension and the postretirement plan. Mortality assumptions were based on the PRI-2012 Mortality Table with generational mortality improvements using Projection Scale MP-2020 for the current year valuation.

Management has continued to focus on reducing risk in the Company's defined benefit plans with a greater emphasis on pension plan risk. In 2016, the Company offered a one-time, lump-sum payout of the pension benefit to vested former employees who were not receiving payments under the plan. In 2017, the Company implemented a "soft freeze" to the pension plan whereby employees hired on or after January 1, 2017 would not be eligible to participate. Employees hired prior to that date continue to accrue benefits based on compensation and years of service. This "soft freeze" mirrored the strategy in 2000 when the Company implemented a similar freeze in its postretirement plan. In October 2020, the Company again offered a one-time lump-sum payout option of deferred pension benefits to those vested terminated employees not currently receiving pension benefits. Lump sum payments of $717,197 were made to those participants that elected this option and reduced corresponding pension liabilities by approximately $965,000.  Each of these strategies have served to limit liability growth and reduce volatility.

The Company also has focused on its asset investment strategy. A combination of funding strategy and solid investment returns have allowed pension plan assets to increase by $10.7 million over the last three years, while liabilities increased by $8.8 million during the same period primarily due to a decline in the discount rate for determining the liability from 4.11% at September 30, 2018 to 2.73% at September 30, 2021.  As of September 30, 2021, the pension plan is 103% funded compared to 94% funded in the prior year. Future pension liability growth associated with participant service and compensation is limited to employees hired prior to the freeze. With the soft freeze of the pension plan, the portion of the liability attributable to active eligible employees continuing to accrue benefits has declined from 56% of the liability as of the date of the soft freeze to 39% in fiscal 2021.  The remaining 61% of the 2021 liability is set subject to variability due to changes in the discount rate and mortality adjustments.  Since January 2017 when the pension plan froze access to new employees, the asset allocation has transitioned from a 60% equity and  40% fixed income allocation to a 30% equity and 70% fixed income allocation.  During the same period, the fixed income portion of the plan was transitioned to an LDI approach with the fixed income assets invested in securities with a duration that corresponds to the duration of the corresponding liability for benefits to be paid.  This synchronization of 70% of the pension assets with the pension liabilities will reduce volatility in the funded status of the plan as well as the corresponding expense.  The 30% allocation to equity investments provides asset growth potential to offset increases in the pension liability related to those employees continuing to accrue benefits. Management will continue to evaluate the investment allocation as the liabilities mature and make adjustments as necessary.

The Company has not made a change in investment allocation for the postretirement plan assets as increasing medical and insurance costs warrant the need for a continued higher allocation to equities for future plan asset growth potential. The postretirement plan assets increased by $2.9 million and liabilities increased by $0.6 million over the last three-year period.  As the number of participants in the postretirement plan continue to decline through attrition, management will continue to monitor and evaluate the asset allocation and adjust as warranted.

A summary of the funded status of both the pension and postretirement plans is provided below:

Funded status - September 30, 2021	Pension	Postretirement	Total
Benefit Obligation	$37,654,468	$16,796,849	$54,451,317
Fair value of assets	38,914,107	15,882,342	54,796,449
Funded status	$1,259,639	$(914,507)	$345,132

Funded status - September 30, 2020	Pension	Postretirement	Total
Benefit Obligation	$39,998,002	$17,925,409	$57,923,411
Fair value of assets	37,657,631	14,116,253	51,773,884
Funded status	$(2,340,371)	$(3,809,156)	$(6,149,527)

The Company annually evaluates the returns on its targeted investment allocation model as well as the overall asset allocation of its benefit plans. Understanding the volatility in the markets, the Company reviews both plans' potential long-term rate of return with its investment advisors to determine the rates used in each plan's actuarial assumptions. Under the current allocation model for the pension plan, management lowered the long-term rate of return assumption from 5.40% in fiscal 2021 to 4.75% in fiscal 2022 based on the change in the current equity allocation of the pension plan assets and the lower rate of return expected on the fixed income investments. The long-term rate of return was virtually unchanged for the postretirement plan at 4.25% as the asset allocation remains at 50% equity and 50% fixed income. Management will continue to re-evaluate the return assumptions and asset allocation and adjust both as market conditions warrant.

Management estimates that, under the current provisions regarding defined benefit pension plans, the Company will have no minimum funding requirements next year. However, the Company currently expects to contribute approximately $500,000 to its pension plan and $400,000 to its postretirement plan in fiscal 2022. The Company will continue to evaluate its benefit plan funding levels in light of funding requirements and ongoing investment returns and make adjustments, as necessary, to avoid benefit restrictions and minimize PBGC premiums.

The following schedule reflects the sensitivity of pension costs to changes in certain actuarial assumptions, assuming that the other components of the calculation remain constant.

Actuarial Assumptions - Pension Plan	Change in Assumption	Increase in Pension Cost	Increase in Projected Benefit Obligation
Discount rate	-0.25%	$143,000	$1,547,000
Rate of return on plan assets	-0.25%	96,000	N/A
Rate of increase in compensation	0.25%	57,000	285,000

The following schedule reflects the sensitivity of postretirement benefit costs from changes in certain actuarial assumptions, while the other components of the calculation remain constant.

Actuarial Assumptions - Postretirement Plan	Change in Assumption	Increase in Postretirement Benefit Cost	Increase in Accumulated Postretirement Benefit Obligation
Discount rate	-0.25%	$41,000	$652,000
Rate of return on plan assets	-0.25%	35,000	N/A
Medical claim cost increase	0.25%	83,000	620,000

Derivatives - The Company may hedge certain risks incurred in its operation through the use of derivative instruments. The Company applies the requirements of FASB ASC No. 815, Derivatives and Hedging, which requires the recognition of derivative instruments as assets or liabilities in the Company’s consolidated balance sheet at fair value. In most instances, fair value is based upon quoted futures prices for natural gas commodities and interest rate futures for interest rate swaps. Changes in the commodity and futures markets will impact the estimates of fair value in the future. Furthermore, the actual market value at the point of realization of the derivative may be significantly different from the values used in determining fair value in prior financial statements. The Company had three interest-rate swaps outstanding at September 30, 2021 related to its three variable rate notes and two interest-rate swaps associated with delayed draw notes to be funded subsequent to fiscal 2021. See Note 7 to the consolidated financial statements for additional information regarding the swaps.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.    Financial Statements and Supplementary Data.

RGC Resources, Inc. and Subsidiaries

Consolidated Financial Statements

for the Years Ended September 30, 2021 and 2020

and Report of Independent

Registered Public Accounting Firm

RGC RESOURCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RGC Resources, Inc.

Roanoke, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RGC Resources, Inc. and Subsidiaries (“the Company”) as of September 30, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Equity Method Investment in Mountain Valley Pipeline, LLC (“MVP”)

Description of the matter

As of September 30, 2021, the Company has investments in unconsolidated affiliates of $64.9 million. The majority of this amount, $64.5 million consists of an equity method investment in the Mountain Valley Pipeline, LLC.  As discussed in Note 5 to the consolidated financial statements, the Company accounts for its investment in MVP under the equity method because it has the ability to exercise significant influence, but not control, over MVP’s operating and financial policies. The Company reviews the carrying value of its investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate a decline in value. When there is evidence of loss in value that is other than temporary, the Company compares the investment's carrying value to its estimated fair value to determine whether impairment has occurred.  The Company evaluated its investment in MVP for impairment and determined the fair value exceeded the carrying value at September 30, 2021. Accordingly, no impairment losses were recorded. The Company contracted a third party valuation specialist to perform a valuation of this investment as of September 30, 2021.

Auditing management’s evaluation of impairment of the equity investment in MVP was complex due to significant judgment required to determine fair value of the investment. In particular, fair value estimates of the investment in MVP were sensitive to significant assumptions, including discounted cash flows. These assumptions could be affected by factors such as adverse macroeconomic conditions or permit and litigation matters impacting MVP. Audit procedures performed to evaluate the reasonableness of management’s estimates required a high degree of auditor judgement and increased effort.

How We Addressed the Matter in our Audit

We obtained an understanding of the Company’s equity method investment impairment evaluation process and significant assumptions described above.  In order to test this process, we performed audit procedures regarding methodologies utilized, significant assumptions, and underlying data in the analyses for completeness and accuracy. We involved valuation specialists from our firm to assist in reviewing valuation methodology and testing the discount rate assumption.

Audit procedures related to discounted future cash flows included, among others, procedures to evaluate cash flows considered in the valuation. We performed procedures to assess management’s consideration of potential changes in legal or regulatory trends and how such developments could impact significant assumptions that influence the in-service dates or viability of the project, and evaluated the sufficiency of the Company’s financial statement disclosures.

CERTIFIED PUBLIC ACCOUNTANTS

We have served as the Company's auditor since 2006.

Blacksburg, Virginia

December 2, 2021

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2021 AND 2020

	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,518,317	$291,066
Accounts receivable, net	4,949,900	3,404,044
Materials and supplies	1,031,666	1,027,191
Gas in storage	7,867,470	5,708,761
Prepaid income taxes	3,104,950	647,623
Regulatory assets	5,656,453	2,503,314
Other	1,015,099	854,562
Total current assets	25,143,855	14,436,561
UTILITY PROPERTY:
In service	272,382,539	258,342,372
Accumulated depreciation and amortization	(76,038,433)	(71,386,537)
In service, net	196,344,106	186,955,835
Construction work in progress	15,305,578	11,489,258
Utility plant, net	211,649,684	198,445,093
OTHER ASSETS:
Regulatory assets	6,769,759	10,970,094
Investment in unconsolidated affiliates	64,867,319	57,542,805
Benefit plan assets	1,259,639	—
Other	418,937	284,954
Total other assets	73,315,654	68,797,853
TOTAL ASSETS	$310,109,193	$281,679,507

(Continued)

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2021 AND 2020

	2021	2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,000,000	$—
Dividends payable	1,549,841	1,428,268
Accounts payable	7,729,707	4,442,182
Capital contributions payable	2,140,637	2,512,437
Customer credit balances	1,539,680	1,587,061
Customer deposits	1,571,342	1,611,476
Accrued expenses	3,819,977	3,565,210
Interest rate swaps	332,389	533,795
Regulatory liabilities	329,959	890,313
Total current liabilities	26,013,532	16,570,742
LONG-TERM DEBT:
Notes payable	116,110,200	114,975,200
Line-of-credit	17,628,897	9,143,606
Less unamortized debt issuance costs	(267,670)	(299,175)
Long-term debt, net	133,471,427	123,819,631
DEFERRED CREDITS AND OTHER LIABILITIES:
Interest rate swaps	863,694	1,689,761
Asset retirement obligations	7,628,958	7,180,982
Regulatory cost of retirement obligations	13,640,567	12,678,043
Benefit plan liabilities	949,851	6,149,527
Deferred income taxes	14,948,213	13,973,762
Regulatory liabilities	12,891,242	10,729,082
Total deferred credits and other liabilities	50,922,525	52,401,157
COMMITMENTS AND CONTINGENCIES (Note 12)
CAPITALIZATION:
Stockholders’ Equity:
Common Stock, $5 par value; authorized 20,000,000 shares; issued and outstanding 8,375,092 and 8,160,058 shares in 2021 and 2020, respectively	41,875,460	40,800,290
Preferred stock, no par; authorized 5,000,000 shares; no shares issued and outstanding in 2021 and 2020	—	—
Capital in excess of par value	19,705,387	15,847,121
Retained earnings	39,656,296	35,688,510
Accumulated other comprehensive loss	(1,535,434)	(3,447,944)
Total stockholders’ equity	99,701,709	88,887,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$310,109,193	$281,679,507

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED September 30, 2021 AND 2020

	2021	2020
OPERATING REVENUES:
Gas utility	$75,045,103	$62,408,925
Non utility	129,676	666,466
Total operating revenues	75,174,779	63,075,391
OPERATING EXPENSES:
Cost of gas - utility	35,179,842	23,949,481
Cost of sales - non utility	25,557	341,985
Operations and maintenance	14,476,355	16,180,229
General taxes	2,290,096	2,194,789
Depreciation and amortization	8,424,620	7,890,725
Total operating expenses	60,396,470	50,557,209
OPERATING INCOME	14,778,309	12,518,182
Equity in earnings of unconsolidated affiliate	1,667,554	4,814,874
Other income, net	912,146	636,296
Interest expense	4,051,885	4,099,158
INCOME BEFORE INCOME TAXES	13,306,124	13,870,194
INCOME TAX EXPENSE	3,204,062	3,305,660
NET INCOME	$10,102,062	$10,564,534
EARNINGS PER COMMON SHARE:
Basic	$1.22	$1.30
Diluted	$1.22	$1.30
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,251,802	8,125,938
Diluted	8,264,904	8,146,666

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED September 30, 2021 AND 2020

	2021	2020
NET INCOME	$10,102,062	$10,564,534
Other comprehensive income (loss), net of tax:
Interest rate swaps	763,003	(987,076)
Defined benefit plans	1,149,507	28,049
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,912,510	(959,027)
COMPREHENSIVE INCOME	$12,014,572	$9,605,507

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED September 30, 2021 AND 2020

				Accumulated
		Capital in		Other	Total
	Common	Excess of	Retained	Comprehensive	Stockholders’
	Stock	Par Value	Earnings	Loss	Equity
Balance - September 30, 2019	$40,366,320	$14,397,072	$30,821,917	$(2,488,917)	$83,096,392
Net income	—	—	10,564,534	—	10,564,534
Other comprehensive loss	—	—	—	(959,027)	(959,027)
Exercise of stock options (29,992 shares)	149,960	289,548	—	—	439,508
Stock option grants	—	81,380	—	—	81,380
Cash dividends declared ($0.70 per share)	—	—	(5,697,941)	—	(5,697,941)
Issuance costs	—	(147,517)	—	—	(147,517)
Issuance of common stock (56,802 shares)	284,010	1,226,638	—	—	1,510,648
Balance - September 30, 2020	$40,800,290	$15,847,121	$35,688,510	$(3,447,944)	$88,887,977
Net income	—	—	10,102,062	—	10,102,062
Other comprehensive income	—	—	—	1,912,510	1,912,510
Exercise of stock options (9,250 shares)	46,250	91,551	—	—	137,801
Stock option grants	—	11,100	—	—	11,100
Cash dividends declared ($0.74 per share)	—	—	(6,134,276)	—	(6,134,276)
Issuance costs	—	(116,926)	—	—	(116,926)
Issuance of common stock (205,784 shares)	1,028,920	3,872,541	—	—	4,901,461
Balance - September 30, 2021	$41,875,460	$19,705,387	$39,656,296	$(1,535,434)	$99,701,709

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED September 30, 2021 AND 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,102,062	$10,564,534
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	8,669,977	8,126,427
Cost of retirement of utility plant, net	(545,443)	(544,696)
Stock option grants	11,100	81,380
Equity in earnings of unconsolidated affiliate	(1,667,554)	(4,814,874)
Allowance for funds used during construction	(55,981)	(330,208)
Deferred income taxes	106,188	1,122,303
Other noncash items, net	(243,496)	1,837,089
Changes in assets and liabilities which provided (used) cash:
Accounts receivable and customer deposits, net	(1,124,860)	53,213
Inventories and gas in storage	(2,163,184)	734,237
Regulatory and other assets	(6,190,720)	(677,488)
Accounts payable, customer credit balances and accrued expenses, net	2,862,861	659,276
Regulatory liabilities	1,807,158	(3,987,290)
Total adjustments	1,466,046	2,259,369
Net cash provided by operating activities	11,568,108	12,823,903
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for utility property	(19,967,567)	(22,916,339)
Investment in unconsolidated affiliate	(6,028,760)	(7,864,859)
Proceeds from disposal of utility property	147,090	60,187
Net cash used in investing activities	(25,849,237)	(30,721,011)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line-of-credit	47,043,566	24,341,134
Repayments under line-of-credit	(38,558,275)	(23,370,002)
Proceeds from issuance of unsecured notes	8,135,000	19,463,000
Debt issuance expenses	(21,545)	(70,750)
Proceeds from issuance of stock	4,922,337	1,802,639
Cash dividends paid	(6,012,703)	(5,609,195)
Net cash provided by financing activities	15,508,380	16,556,826
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,227,251	(1,340,282)
BEGINNING CASH AND CASH EQUIVALENTS	291,066	1,631,348
ENDING CASH AND CASH EQUIVALENTS	$1,518,317	$291,066
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,886,747	$3,845,382
Income taxes	3,063,083	1,673,000

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED September 30, 2021 AND 2020

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—RGC Resources, Inc. is an energy services company primarily engaged in the sale and distribution of natural gas. The consolidated financial statements include the accounts of Resources and its wholly owned subsidiaries: Roanoke Gas, Midstream and Diversified Energy. Roanoke Gas is a natural gas utility, which distributes and sells natural gas to approximately 62,600 residential, commercial and industrial customers within its service areas in Roanoke, Virginia and the surrounding localities. The Company’s business is seasonal in nature as a majority of natural gas sales are for space heating during the winter season. Roanoke Gas is regulated by the SCC. Midstream is a wholly-owned subsidiary created primarily to invest in the Mountain Valley Pipeline project. Diversified Energy is inactive.

The Company follows accounting and reporting standards established by the FASB and the SEC, including certain provisions allowed under the smaller reporting company exceptions.

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

Regulatory assets and liabilities included in the Company’s consolidated balance sheets as of September 30, 2021 and 2020 are as follows:

	September 30
	2021	2020
Assets:
Current Assets:
Regulatory assets:
Accrued WNA revenues	$8,104	$—
Under-recovery of gas costs	5,048,164	1,733,718
Under-recovery of SAVE Plan revenues	305,502	108,550
Accrued pension and postretirement medical	206,679	576,731
Other deferred expenses	88,004	84,315
Total current	5,656,453	2,503,314
Utility Property:
In service:
Other	11,945	11,945
Construction work in progress:
AFUDC	386,189	330,208
Other Assets:
Regulatory assets:
Premium on early retirement of debt	1,484,433	1,598,620
Accrued pension and postretirement medical	5,154,713	9,156,546
Other deferred expenses	130,613	214,928
Total non-current	6,769,759	10,970,094

Total regulatory assets	$12,824,346	$13,815,561
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
WNA	$—	$601,784
Deferred income taxes	329,959	205,353
Other deferred liabilities	—	83,176
Total current	329,959	890,313
Deferred Credits and Other Liabilities:
Asset retirement obligations	7,628,958	7,180,982
Regulatory cost of retirement obligations	13,640,567	12,678,043
Regulatory liabilities:
Deferred income taxes	12,891,242	10,729,082
Total non-current	$34,160,767	$30,588,107

Total regulatory liabilities	$34,490,726	$31,478,420

Amortization of $84,315 and $1,106,511 of regulatory assets for the years ended September 30, 2021 and  2020, respectively, is included in operations and maintenance expense on the consolidated statements of income. See Note 3 for more information.

As of September 30, 2021, the Company had regulatory assets in the amount of $12,812,401 on which the Company did not earn a return during the recovery period.

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

Utility plant is composed of the following major classes of assets:

	September 30
	2021	2020
Distribution and transmission	$241,493,911	$227,753,620
LNG storage	14,966,584	14,798,453
General and miscellaneous	15,922,044	15,790,299
Total utility plant in service	$272,382,539	$258,342,372

Provisions for depreciation are computed principally at composite straight-line rates over a range of periods. Rates are determined by depreciation studies which are required to be performed at least every 5 years on the regulated utility assets of Roanoke Gas. The last depreciation study was completed and approved by the SCC staff in fiscal 2019. The Company will be required to complete a new depreciation study no later than fiscal 2024. The composite weighted-average depreciation rate was 3.28% and 3.30% for the years ended September 30, 2021 and 2020, respectively.

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

In fiscal 2020, Roanoke Gas implemented the application of AFUDC related to infrastructure investments associated with two gate stations that will interconnect with the MVP. This treatment allows capitalizing both the equity and debt financing costs during the construction phases. For the years ended September 30, 2021, and 2020, the Company capitalized $14,003 and $81,629 of debt financing costs and $41,978 and $248,579 of equity financing costs, respectively, thereby affecting the interest expense and other income, net lines of the related consolidated statements of income. See Note 3 for further information.

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

The following is a summary of the AROs:

	Years Ended September 30
	2021	2020
Beginning balance	$7,180,982	$6,788,683
Liabilities incurred	214,533	165,524
Liabilities settled	(160,064)	(150,345)
Accretion	393,507	377,120
Ending balance	$7,628,958	$7,180,982

Cash, Cash Equivalents and Short-Term Investments—From time to time, the Company will have balances on deposit at banks in excess of the amount insured by the FDIC. The Company has not experienced any losses on these accounts and does not consider these amounts to be at risk. As of September 30, 2021, the Company did not have any bank deposits in excess of the FDIC insurance limits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

Due to the impact of COVID-19 on businesses and individuals, customer delinquent and past due balances increased significantly over the last two years. The allowance for doubtful accounts disclosed below has been adjusted to reflect the impact of $859,000 in pending ARPA funds.  Without the ARPA and CARES Act funds, the allowance for doubtful accounts would have been more than $1 million as of September 30, 2021. See Notes 3 and 15 for additional information.

A reconciliation of changes in the allowance for doubtful accounts is as follows:

	Years Ended September 30
	2021	2020
Beginning balance	$703,140	$110,743
Provision for doubtful accounts	(400,614)	556,112
Recoveries of accounts written off	88,893	139,113
Accounts written off	(149,409)	(102,828)
Ending balance	$242,010	$703,140

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

Unbilled Revenues—The Company bills its natural gas customers on a monthly cycle; however, the billing cycle for most customers does not coincide with the accounting periods used for financial reporting. As the Company recognizes revenue when gas is delivered, an accrual is made to estimate revenues for natural gas delivered to customers but not billed during the accounting period. The amounts of unbilled revenue receivable included in accounts receivable on the consolidated balance sheets at September 30, 2021 and 2020 were $1,191,227 and $1,041,518, respectively.

Income Taxes—Income taxes are accounted for using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. A valuation allowance against deferred tax assets is provided if it is more likely than not the deferred tax asset will not be realized. The Company and its subsidiaries file consolidated state and federal income tax returns.

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

	Years Ended September 30
	2021	2020
Net Income	$10,102,062	$10,564,534
Weighted-average common shares	8,251,802	8,125,938
Effect of dilutive securities:
Options to purchase common stock	13,102	20,728
Diluted average common shares	8,264,904	8,146,666
Earnings Per Share of Common Stock:
Basic	$1.22	$1.30
Diluted	$1.22	$1.30

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

The Company historically has entered into collars, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. The fair value of these instruments is recorded in the consolidated balance sheets with the offsetting entry to either under- or over-recovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded through the PGA as the SCC allows for full recovery of prudent costs associated with natural gas purchases. At September 30, 2021 and 2020, the Company had no outstanding derivative instruments for the purchase of natural gas.

The Company has five interest rate swaps associated with its variable rate debt. Roanoke Gas has a swap on its $7 million term note that effectively converts the variable interest rate into a 2.30% fixed interest rate. During fiscal 2021, Roanoke Gas entered into two delayed draw variable-rate term notes in the amounts of $15 million and $10 million, with corresponding swap agreements to convert the variable interest rates into fixed rates of 2.00% and 2.49%, respectively. Proceeds associated with the delayed draw notes were not received during the current fiscal year; therefore, the swaps associated with those notes were not effective during fiscal 2021. Midstream has two variable-rate term notes in the amount of $14 million and $10 million with corresponding swap agreements to convert the variable interest rates into fixed rates of 3.24% and 3.14%, respectively. All swaps qualify as a cash flow hedge with changes in fair value reported in other comprehensive income. Any cash flows from interest rate swaps are classified as interest expense. No portion of the swaps were deemed ineffective during the period.

See Notes 7 and 13 for additional information on the swaps and fair value.

Non-Cash Activity — A non-cash decrease in unconsolidated affiliate and corresponding decrease in capital contributions payable of $371,800 and $2,512,387 occurred for the fiscal years ended September 30, 2021 and 2020, respectively.

Other Comprehensive Income (Loss)—A summary of other comprehensive income is provided below:

		Tax
	Before Tax	(Expense)	Net of Tax
	Amount	or Benefit	Amount
Year Ended September 30, 2021:
Interest rate swaps:
Unrealized gains	$473,880	$(121,978)	$351,902
Transfer of realized losses to interest expense	553,593	(142,492)	411,101
Net interest rate swaps	1,027,473	(264,470)	763,003
Defined benefit plans:
Net gains arising during period	$1,467,879	$(377,832)	$1,090,047
Amortization of actuarial losses	80,069	(20,609)	59,460
Net defined benefit plans	1,547,948	(398,441)	1,149,507
Other comprehensive income	$2,575,421	$(662,911)	$1,912,510
Year Ended September 30, 2020:
Interest rate swaps:
Unrealized losses	$(1,594,126)	$410,328	$(1,183,798)
Transfer of realized losses to interest expense	264,911	(68,189)	196,722
Net interest rate swaps	(1,329,215)	342,139	(987,076)
Defined benefit plans:
Net loss arising during period	$(52,669)	$13,557	$(39,112)
Amortization of actuarial losses	90,441	(23,280)	67,161
Net defined benefit plans	37,772	(9,723)	28,049
Other comprehensive loss	$(1,291,443)	$332,416	$(959,027)

The amortization of actuarial gains or losses are included as a component of net periodic pension and postretirement benefit costs under other income, net.

Composition of AOCI:

	Interest Rate Swaps	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance September 30, 2019	$(664,137)	$(1,824,780)	$(2,488,917)
Other comprehensive income (loss)	(987,076)	28,049	(959,027)
Balance September 30, 2020	(1,651,213)	(1,796,731)	(3,447,944)
Other comprehensive income	763,003	1,149,507	1,912,510
Balance September 30, 2021	$(888,210)	$(647,224)	$(1,535,434)

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU leaves the accounting for leases mostly unchanged for lessors, with the exception of targeted improvements for consistency; however, the new guidance requires lessees to recognize assets and liabilities for leases with terms of more than 12 months. The ASU also revises the definition of a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Under prior GAAP, the presentation and cash flows arising from a lease by a lessee primarily depended on its classification as a finance or operating lease. The new ASU requires both types of leases to be recognized on the balance sheet. In addition, the new guidance includes quantitative and qualitative disclosure requirements to aid financial statement users in better understanding the amount, timing and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU 2018-01, which provides a practical expedient that allows entities the option of not evaluating existing land easements under the new lease standard for those easements that were entered into prior to adoption. New or modified land easements will require evaluation on a prospective basis. The new guidance is effective for the Company for the annual reporting period ending September 30, 2021 and interim periods within that annual period.

The Company adopted ASU 2016-02 and related guidance effective October 1, 2019. At the time of adoption, the Company had one operating lease. This lease, which was renewed in fiscal 2021, calls for monthly payments in the amount of $1,100 and is set to expire in September 2025. As the value of this lease obligation was determined to be de minimis and the Company has not entered into any additional lease obligations, this new guidance does not have a material effect on the Company's financial position, results of operations or cash flows.

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

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The Company adopted the new guidance effective October 1, 2020. The new guidance did not have a material effect on the Company's consolidated financial statements.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In combination with 2021-01, the ASU provides temporary optional guidance to ease the potential burden in accounting for and recognizing the effects of reference rate change on financial reporting. The new guidance applies specifically to contracts and hedging relationships that reference LIBOR, or any other referenced rate that is expected to be discontinued due to reference rate reform. The new guidance is effective for the Company through December 31, 2022. The Intercontinental Exchange (ICE) Benchmark Administration, the administrator for LIBOR and other inter-bank offered rates, announced that the LIBOR rates for one-day, one-month, six-month and one-year will cease publication in  June 2023 and that no new financial contracts  may use LIBOR after  December 31, 2021. Currently, all of the Company's LIBOR based financial contracts are based on the one-month LIBOR rate. None of the holders of these financial contracts have indicated when a transition from LIBOR will occur. Accordingly, the Company does not anticipate adopting this guidance until fiscal 2022. The new guidance could result in a significant impact on the Company's financial position, results of operations, and cash flows when the reference rate is changed for related contracts.

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

The following tables summarize revenue by customer, product and income statement classification for the years ended September 30:

	2021
	Gas utility	Non-utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$43,108,790	$—	$43,108,790
Commercial	25,217,030	—	25,217,030
Industrial and Transportation	4,973,885	—	4,973,885
Other	429,397	129,676	559,073
Total contracts with customers	73,729,102	129,676	73,858,778
Alternative Revenue Programs	1,316,001	—	1,316,001
Total operating revenues	$75,045,103	$129,676	$75,174,779

	2020
	Gas utility	Non-utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$37,022,219	$—	$37,022,219
Commercial	18,387,674	—	18,387,674
Industrial and Transportation	5,188,069	—	5,188,069
Other	489,943	666,466	1,156,409
Total contracts with customers	61,087,905	666,466	61,754,371
Alternative Revenue Programs	1,321,020	—	1,321,020
Total operating revenues	$62,408,925	$666,466	$63,075,391

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

Customer Accounts Receivable

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable (1)	Unbilled revenue (1)	Customer credit balances	Customer deposits
September 30, 2020	$2,343,492	$1,041,518	$1,587,061	$1,611,476
September 30, 2021	3,722,916	1,191,227	1,539,680	1,571,342
Increase (decrease)	$1,379,424	$149,709	$(47,381)	$(40,134)

(1) Included in "Accounts receivable, net" in the consolidated balance sheet. Amounts shown net of reserve for bad debts.

The Company had no significant contract assets or liabilities during the period. Furthermore, the Company did not incur any significant costs to obtain contracts.

3.	REGULATORY MATTERS

The SCC exercises regulatory authority over the natural gas operations of Roanoke Gas. Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service, safety standards, service extension and depreciation.

In  May 2021, Roanoke Gas filed its most recent SAVE application with the SCC to update the SAVE Rider for the period  October 2021 through  September 2022. The application requested the continued recovery of pre-1973 plastic pipe replacement costs, as well as inclusion of the replacement of several regulator stations and pre-1971 coated steel pipe as qualifying projects. On August 25, 2021, the SCC issued its final order that approved the Company's requested $3.25 million in annual revenue, which is a $1.1 million increase over the existing SAVE Rider rates.

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

The final order did not provide for a return on Roanoke Gas infrastructure investments associated with two gate stations that will interconnect with the MVP; however, the order did provide for the ability to defer financing costs related to these investments for consideration of future recovery. The Company is deferring these costs through the application of AFUDC, which capitalizes both the equity and debt financing costs during the construction phases. Roanoke Gas applied AFUDC treatment retroactively to January 1, 2019, the date new non-gas rates became effective. The January 1, 2019 date was affirmed by the SCC in its October 1, 2020 order in the Company’s 2019 annual informational filing docket. Amounts capitalized are disclosed in the Utility Plant and Depreciation section of Note 1.

In 2020, Roanoke Gas accelerated amortization of the remaining balance of its ESAC assets. This acceleration was the result of the Company's preliminary earnings test for fiscal 2020. The SCC requires regulated utilities with certain regulatory assets to perform and submit an annual earnings test. Specific to ESAC assets, if the results indicate that earnings exceed the mid-point of its authorized return on equity range, the Company must write-down certain regulatory assets to the point where the actual return for the period falls to the mid-point. As Roanoke Gas' fiscal 2020 unadjusted earnings exceeded the mid-point, the Company accelerated amortization of the related ESAC assets.

The service disconnection moratorium, under which the Company has been operating since March 16, 2020 in response to COVID-19, expired August 30, 2021. During the moratorium utilities were prohibited from disconnecting customers for non-payment and from assessing late payment fees; therefore, residential customers that ordinarily would have been disconnected for non-payment continued incurring charges for gas service. As a result, the Company's arrearage balances were at historic levels prior to the application of the CARES Act funds and pending application of the ARPA funds.

In  December 2020, Roanoke Gas received $403,000 in CARES Act funds and was able to apply the funds to eligible customer accounts.

The Company applied for ARPA funds to assist its customers with their arrearages. On October 28, 2021, Roanoke Gas received SCC communication that it had qualified for and will receive ARPA funds in the amount of $858,556 pursuant to Chapter 1 of the 2021 Virginia Acts of Assembly, Special Session II. The Company's arrearage balances will be favorably impacted when these funds are received and applied to customer accounts in early fiscal 2022.  See Note 15 for additional information.

In  April 2020, the SCC issued an order allowing regulated utilities in Virginia to defer certain incremental, prudently incurred costs associated with the COVID-19 pandemic and to apply for recovery at a future date. Roanoke Gas deferred $217,000 in COVID-19 related costs during fiscal 2021; however, due to preliminary earnings results that were outside of the authorized range, the Company reversed the regulatory asset and recognized the COVID-19 related costs as expense in the fourth quarter of fiscal 2021.

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

The reportable segments disclosed herein are defined as follows:

Gas Utility - The natural gas distribution segment of the Company generates revenue from its tariff rates and other regulatory mechanisms through which it provides for the sale and distribution of natural gas to its residential, commercial and industrial customers.

Investment in Affiliates - The investment in affiliates segment reflects the income generated through the activities of the Company's investment in MVP and Southgate projects.

Parent and Other - Parent and other include the unregulated activities of the Company as well as certain corporate eliminations.

Information related to the segments of the Company are provided below:

	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
For the Year Ended September 30, 2021:
Operating revenues	$75,045,103	$—	$129,676	$75,174,779
Depreciation	8,424,620	—	—	8,424,620
Operating income (loss)	14,955,375	(267,391)	90,325	14,778,309
Equity in earnings	—	1,667,554	—	1,667,554
Interest expense	2,812,107	1,239,778	—	4,051,885
Income before income taxes	13,043,470	171,861	90,793	13,306,124

As of September 30, 2021:
Total assets	$231,737,427	$65,686,376	$12,685,390	$310,109,193
Gross additions to utility property	19,967,567	—	—	19,967,567
Gross investment in MVP and Southgate	—	6,028,760	—	6,028,760

	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
For the Year Ended September 30, 2020:
Operating revenues	$62,408,925	$—	$666,466	$63,075,391
Depreciation	7,890,725	—	—	7,890,725
Operating income (loss)	12,429,613	(220,194)	308,763	12,518,182
Equity in earnings	—	4,814,874	—	4,814,874
Interest expense	2,730,822	1,368,336	—	4,099,158
Income before income taxes	10,350,946	3,233,233	286,015	13,870,194

As of September 30, 2020:
Total assets	$211,994,364	$57,660,105	$12,025,038	$281,679,507
Gross additions to utility property	22,916,339	—	—	22,916,339
Gross investment in MVP and Southgate	—	7,864,859	—	7,864,859

5.	OTHER INVESTMENTS

Midstream is an approximately 1% equity investment owner of the LLC constructing the MVP. Due to various legal and regulatory delays, the LLC changed its approach in seeking authorization to cross all remaining streams and wetlands on the project route. It requested individual permits from the U.S. Army Corps of Engineers to cross certain streams and wetlands utilizing open cut techniques and has applied to amend the MVP project's CPCN to seek FERC authority to cross certain streams and wetlands utilizing alternative trenchless construction methods. The LLC is targeting a full in-service date for the MVP project in summer 2022 at a total project cost of approximately $6.2 billion, with Midstream's total cash contribution expected to approach $65 million.

The LLC temporarily suspended accruing AFUDC on the project beginning January 1, 2021 and through March 31, 2021 due to a temporary reduction in growth construction activities. The LLC resumed accruing AFUDC beginning April 1, 2021 associated with certain growth construction activities resuming. The amount of AFUDC recognized during the current and prior years is included in the tables below.

Roanoke Gas will continue to suspend accruing AFUDC on its two gate stations that will interconnect with the MVP until such time as construction activities resume on the respective gate stations. Roanoke Gas recognized $55,981 of AFUDC associated with these gate stations during the first fiscal quarter ended December 31, 2020.

In April 2018, the LLC announced the MVP Southgate project. Midstream is a less than 1% investor in the project, which is being accounted for under the cost method. Total project cost is estimated to be nearly $500 million, of which Midstream's portion is estimated to be approximately $2.1 million. The LLC is targeting the commencement of the MVP Southgate construction in 2022 and placing the MVP Southgate in-service during the spring of 2023.

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

Midstream utilized a third-party business valuation specialist to assist in Management's assessment of the MVP investment in accordance with ASC 323, Investments - Equity Method and Joint Ventures. As a result of its evaluation, including consideration of the valuation specialist's report,  management has concluded that the investment is not currently impaired as of September 30, 2021. Furthermore, the LLC has conducted its own evaluation of the project and has also concluded that no impairment exists as of September 30, 2021. Management will continue monitoring the status of the project for circumstances that may lead to future impairment, including any significant delays or denials of necessary permits and approvals. If necessary, the amount and timing of any future impairment would be dependent on the specific circumstances at the time of evaluation.

The investments in the LLC are included in the consolidated financial statements as follows:

	September 30
Balance Sheet location:	2021	2020
Other Assets:
MVP	$64,462,194	$57,183,063
Southgate	405,125	359,742
Investment in unconsolidated affiliates	$64,867,319	$57,542,805

Current Liabilities:
MVP	$2,139,696	$2,501,883
Southgate	941	10,554
Capital contributions payable	$2,140,637	$2,512,437

	Years Ended September 30
Income Statement location:	2021	2020
Equity in earnings of unconsolidated affiliate	$1,667,554	$4,814,874

	September 30
	2021	2020
Undistributed earnings, net of income taxes, of MVP in retained earnings	$8,081,027	$6,842,702

The change in the investment in unconsolidated affiliates is provided below:

	September 30
	2021	2020
Cash investment	$6,028,760	$7,864,859
Change in accrued capital calls	(371,800)	(2,512,387)
Equity in earnings of unconsolidated affiliate	1,667,554	4,814,874
Change in investment in unconsolidated affiliates	$7,324,514	$10,167,346

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included:

	Income Statements
	Years Ended September 30
	2021	2020
AFUDC	$165,048,237	$479,586,911
Net other income (expense)	(388,436)	714,128
Net income	$164,659,801	$480,301,039

	Balance Sheets
	September 30
	2021	2020
Assets:
Current assets	$208,961,113	$513,713,429
Construction work in progress	6,281,991,035	5,536,248,668
Other assets	980,410	4,597,441
Total assets	$6,491,932,558	$6,054,559,538

Liabilities and Equity:
Current liabilities	$200,441,027	$187,581,804
Noncurrent liabilities	13,000	245,000
Capital	6,291,478,531	5,866,732,734
Total liabilities and equity	$6,491,932,558	$6,054,559,538

6.	LINE-OF-CREDIT

On March 25, 2021, Roanoke Gas renewed its unsecured line-of-credit agreement for a two-year term expiring March 31, 2023 with a maximum borrowing limit of $40 million.  Amounts drawn against the agreement are considered to be non-current as the balance under the line-of-credit is not subject to repayment within the next 12-month period.  The agreement has a variable-interest rate based on 30-day LIBOR plus 100 basis points and an availability fee of 15 basis points and provides multi-tiered borrowing limits associated with the seasonal borrowing demands of the Company.  The Company's total available borrowing limits during the term of the agreement range from $14 million to $40 million.

The Company's total available borrowing limits for the remaining term are as follows:

Available
As of	Line-of-Credit
September 30, 2021	$32,000,000
March 1, 2022	25,000,000
July 20, 2022	32,000,000
October 19, 2022	40,000,000
March 1, 2023	34,000,000

A summary of the line-of-credit follows:

	September 30
	2021	2020
Available line-of-credit at year-end	$32,000,000	$19,000,000
Outstanding balance at year-end	17,628,897	9,143,606
Highest month-end balance outstanding	17,628,897	12,983,210
Average daily balance	10,042,073	3,286,033
Average rate of interest during year on outstanding balances	1.12%	2.16%
Interest rate at year-end	1.08%	1.15%
Interest rate on unused line-of-credit	0.15%	0.15%

Associated with the line-of-credit is a credit agreement that contains various representations, warranties and covenants including a requirement that the Company maintain an interest coverage ratio of not less than 1.5 to 1 and a long-term debt to long-term capitalization ratio of less than 65%.

7.	LONG-TERM DEBT

On October 29, 2021 Midstream entered into an unsecured promissory note in the principal amount of $8 million with an interest rate based on 30-day LIBOR plus 115 basis points maturing December 1, 2027. Related to this note, Midstream also entered into an interest rate swap agreement that effectively converts the variable rate note into a fixed rate instrument with an effective annual interest rate of 2.443%. The loan will convert into an installment loan with principal pay-down beginning in fiscal 2023. In addition, this note reduces the borrowing capacity defined by the Third Amendment to Credit Agreement and related Promissory Notes. The total borrowing capacity declined from $41 million to $33 million effective with the new promissory note.  All other terms of the Third Amendment to Credit Agreement remain unchanged.

On September 24, 2021, Roanoke Gas entered into a Loan Agreement ("Agreement") and an unsecured Delayed Draw Promissory Note in the principal amount of $10 million ("Promissory Note"). Under the provisions of the Agreement, Roanoke Gas will receive a first advance of $5 million on or about April 1, 2022 with the remaining $5 million received on or about October 1, 2022. The Promissory Note has an interest rate of 30-day LIBOR plus 100 basis points and a maturity date of October 1, 2028. The proceeds from this Promissory Note will be used to finance Roanoke Gas' infrastructure enhancement and replacement projects.  Also, on September 24, 2021, Roanoke Gas entered into an interest rate swap agreement for $10 million corresponding to the term and draw provisions of the Agreement, which effectively converts the variable rate Promissory Note to a fixed instrument with an effective annual interest rate of 2.49%.

On August 20, 2021, Roanoke Gas entered into an unsecured Delayed Draw Term Note in the principal amount of $15 million ("Term Note") with an interest rate of 1.20% above 30-day SOFR Average per annum maturing on August 20, 2026. In connection with the Term Note, Roanoke Gas also entered into the Sixth Amendment to its Credit Agreement ("Amendment"), which amends the original Credit Agreement with the corresponding bank dated March 31, 2016 and all subsequent amendments. The Amendment aligns the termination date and the maximum principal amount available under the Term Note and retains all other terms and requirements of prior credit agreements. The proceeds from this Term Note will be used to finance Roanoke Gas' infrastructure enhancement and replacement projects, as well as to refinance a portion of its existing debt. Also, on August 20, 2021, Roanoke Gas entered into an interest rate swap agreement for $15 million corresponding to the duration of the Term Note, which effectively converts the variable rate note to a fixed rate instrument with an effective annual interest rate of 2.00%. The Term Note funded in full on October 1, 2021.

Roanoke Gas also has other unsecured notes at varying fixed interest rates as well as a variable-rate note with interest based on 30-day LIBOR plus 90 basis points. The variable rate note is hedged by a swap agreement, which converts the debt into a fixed-rate instrument with an annual interest rate of 2.30%.

Midstream has two variable rate notes in the amounts of $14 million and $10 million that are hedged by swap agreements, which effectively convert the interest rates to 3.24% and 3.14%, respectively.

Long-term debt consists of the following:

	September 30
	2021		2020
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior notes payable, at 4.26%, due September 18, 2034	$30,500,000	$125,502	$30,500,000	$135,157
Unsecured term note payable, at 30-day LIBOR plus 0.90%, due November 1, 2021	7,000,000	278	7,000,000	3,613
Unsecured term notes payable, at 3.58% due October 2, 2027	8,000,000	28,896	8,000,000	33,712
Unsecured term notes payable at 4.41%, due March 28, 2031	10,000,000	29,760	10,000,000	32,892
Unsecured term notes payable at 3.60%, due December 6, 2029	10,000,000	29,062	10,000,000	32,585
Unsecured delayed draw notes payable	—	21,545	—	—
Midstream:
Unsecured term notes payable, at 30-day LIBOR plus 1.35% due December 29, 2022	33,610,200	14,904	25,475,200	38,728
Unsecured term note payable, at 30-day LIBOR plus 1.15%, due June 12, 2026	14,000,000	11,437	14,000,000	13,844
Unsecured term note payable, at 30-day LIBOR plus 1.20%, due June 1, 2024	10,000,000	6,286	10,000,000	8,644
Total notes payable, current and noncurrent	$123,110,200	$267,670	$114,975,200	$299,175
Line-of-credit, at 30-day LIBOR plus 1.00%, due March 31, 2023	17,628,897	—	9,143,606	—
Total long-term debt	$140,739,097	$267,670	$124,118,806	$299,175
Less: current maturities of long-term debt	(7,000,000)	—	—	—
Total long-term debt, net current maturities	$133,739,097	$267,670	$124,118,806	$299,175

Debt issuance costs are amortized over the life of the related debt. As of September 30, 2021 and 2020, the Company also had an unamortized loss on the early retirement of debt of $1,484,433 and $1,598,620, respectively, which has been deferred as a regulatory asset and is being amortized over a 20 year period.

All of the debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that require the ratio of long-term debt to long-term capitalization to not exceed 65%. All of the debt agreements except for the line-of-credit provide for priority indebtedness to not exceed 15% of consolidated total assets. The Company was in compliance with all debt covenants as of September 30, 2021 and 2020.

The aggregate annual maturities of long-term debt for the next five years ending after September 30, 2021 are as follows:

Year Ending September 30	Maturities
2022	$7,000,000
2023	51,239,097
2024	10,000,000
2025	—
2026	14,000,000
Thereafter	58,500,000
Total	$140,739,097

8.	INCOME TAXES

Under the provisions of ASC 740 - Income Taxes, the deferred tax assets and liabilities of the Company were revalued in fiscal 2018 to reflect the reduction in the corporate federal income tax rate.  As a result of the revaluation, the excess deferred income taxes of the regulated operations of Roanoke Gas were reclassified to a regulatory liability.  The excess deferred taxes related to the depreciable property are being returned to customers through reduced billings over the remaining weighted average useful life of the property with a corresponding reduction in income tax expense. The excess deferred taxes related to the other regulatory basis differences are being collected from customers over a five year period.

During fiscal 2021, the Company engaged an outside firm to conduct a study of its activities that would qualify for the Research and Development ("R&D") credit under 26 U.S. Code § 41 - Credit for increasing research activities.  Upon completion of this study, the Company filed amended federal income tax returns for the 2017, 2018 and 2019 fiscal years to claim the R&D tax credit.  The Company also filed for the R&D tax credit on its fiscal 2020 federal income tax return.  The total credits claimed on the income tax returns amounted to $3,169,656, which was offset by an increase of $636,694 in income tax resulting from the add back to taxable income of an amount equal to the total tax credits claimed for the 2017, 2018 and 2019 fiscal years.  The Company deferred the remaining tax credits as a regulatory liability because they related to utility plant.  These credits will be amortized over the 20 year tax-life of the related utility plant.  A portion of these tax credits were generated as a result of expenditures that qualify under the SAVE Plan and are subject to return to customers through a reduction in the corresponding SAVE rates in future periods.  Annual amortization of the tax credits is expected to be approximately $124,000 with a reduction in annual SAVE revenues of approximately $40,000.

The Company also applied for a Virginia State tax credit related to the R&D study. The amount to be awarded has not yet been determined and therefore is not included in the consolidated financial statements at this time.

The current year tax expense includes the recognition of a federal solar tax credit and Virginia Neighborhood Assistance Tax Credits.

The details of income tax expense are as follows:

	Years Ended September 30
	2021	2020
Current income taxes:
Federal	$2,527,997	$1,841,124
State	569,877	342,233
Total current income taxes	3,097,874	2,183,357
Deferred income taxes:
Federal	(137,159)	644,682
State	243,347	477,621
Total deferred income taxes	106,188	1,122,303
Total income tax expense	$3,204,062	$3,305,660

Income tax expense for the years ended September 30, 2021 and 2020 differed from amounts computed by applying the U.S. federal income tax rate to earnings before income taxes due to the following:

	Years Ended September 30
	2021	2020
Income before income taxes	$13,306,124	$13,870,194
Corporate federal income tax rate	21%	21%
Income tax expense computed at the federal statutory rate	$2,794,286	$2,912,741
State income taxes, net of federal income tax benefit	642,447	647,685
Net amortization of excess deferred taxes on regulated operations	(162,228)	(162,228)
Tax benefit recognized on stock compensation	(4,099)	(114,984)
Tax credits	(86,839)	—
Other, net	20,495	22,446
Total income tax expense	$3,204,062	$3,305,660

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

	September 30
	2021	2020
Deferred tax assets:
Allowance for uncollectibles	$62,292	$180,986
Accrued pension and postretirement medical benefits	195,044	651,356
Regulatory effect of change in federal income tax rate	2,761,667	2,814,525
Accrued paid time off	137,175	140,635
Cost of gas held in storage	753,344	604,962
Deferred compensation	915,749	992,605
Interest rate swaps	307,873	572,343
Accrued gas cost	289,801	—
Other	98,642	97,564
Total gross deferred tax assets	$5,521,587	$6,054,976
Deferred tax liabilities:
Utility plant	$18,643,863	$18,310,474
MVP investment	1,825,937	1,693,075
Other	—	25,189
Total gross deferred tax liabilities	$20,469,800	$20,028,738
Net deferred tax liability	$14,948,213	$13,973,762

FASB ASC No. 740 - Income Taxes provides for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recognized in the financial statements. The Company has evaluated its tax positions and accordingly has not identified any significant uncertain tax positions. In regard to the R&D tax credit, the firm engaged to conduct the study has done numerous such projects with successful outcomes with the IRS.  The Company’s policy is to classify interest associated with uncertain tax positions as interest expense in the financial statements. Penalties are netted against other income.

The Company files a consolidated federal income tax return and state income tax returns in Virginia and West Virginia. With the amendment of the federal returns for fiscal 2017, 2018 and 2019, these years will remain open for three more years. The federal returns and the state returns for Virginia for the tax years ended prior to September 30, 2017 are no longer subject to examination.  The state returns for West Virginia prior to September 30, 2018 are no longer subject to examination.

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

Employers who sponsor defined benefit plans must recognize the funded status of defined benefit pension and other postretirement plans as an asset or liability in their statements of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income. For pension plans, the benefit obligation is the projected benefit obligation, and for other postretirement plans, the benefit obligation is the accumulated benefit obligation. The Company established a regulatory asset for the portion of the obligation expected to be recovered through rates in future periods. The regulatory asset is adjusted for the recognition of actuarial gains and losses. The portion of the obligation attributable to the unregulated operations of the holding company is recognized in other comprehensive income, with actuarial gains and losses recognized using the corridor method.

The following tables set forth the benefit obligation, fair value of plan assets, the funded status of the plans, amounts recognized in the Company’s consolidated financial statements and the assumptions used:

	Pension Plan		Postretirement Plan
	2021	2020	2021	2020
Accumulated benefit obligation	$33,341,841	$34,821,069	$16,796,849	$17,925,409
Change in benefit obligation:
Benefit obligation at beginning of year	$39,998,002	$35,550,987	$17,925,409	$18,030,399
Service cost	734,282	691,602	140,691	167,879
Interest cost	975,139	1,062,227	430,490	531,480
Actuarial loss (gain)	(2,237,486)	3,620,400	(1,109,181)	(325,269)
Benefit payments, net of retiree contributions	(1,815,469)	(927,214)	(590,560)	(479,080)
Benefit obligation at end of year	$37,654,468	$39,998,002	$16,796,849	$17,925,409
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$37,657,631	$33,586,671	$14,116,253	$13,082,610
Actual return on plan assets, net of taxes	2,571,945	4,198,174	1,956,649	1,112,723
Employer contributions	500,000	800,000	400,000	400,000
Benefit payments, net of retiree contributions	(1,815,469)	(927,214)	(590,560)	(479,080)
Fair value of plan assets at end of year	$38,914,107	$37,657,631	$15,882,342	$14,116,253
Funded status	$1,259,639	$(2,340,371)	$(914,507)	$(3,809,156)
Amounts recognized in the consolidated balance sheet consist of:
Noncurrent assets	$1,259,639	$—	$—	$—
Noncurrent liabilities	—	(2,340,371)	(914,507)	(3,809,156)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss, net of tax	$527,720	$1,181,744	$119,504	$614,987
Total amounts included in accumulated other comprehensive loss, net of tax	$527,720	$1,181,744	$119,504	$614,987
Amounts deferred to a regulatory asset:
Net actuarial loss	$4,562,834	$6,977,944	$798,558	$2,755,333
Amounts recognized as regulatory assets	$4,562,834	$6,977,944	$798,558	$2,755,333

During fiscal 2021, the Company offered a one-time, lump sum pay out option for vested, terminated employees not currently receiving payments under the pension plan. The lump sum offer was accepted by 17 eligible participants resulting in a distribution of $717,197 in plan assets with a corresponding reduction in the benefit plan obligation.

The Company expects that an approximately $60,000 credit, before tax, of AOCI will be recognized in net periodic benefit costs in fiscal 2022 and approximately $207,000 of amounts deferred as regulatory assets will be amortized and recognized in net periodic benefit costs in fiscal 2022.

The reduction in the benefit obligations for both the pension plan and postretirement plan was primarily attributed to actuarial gains resulting from the increase in the discount rate used to calculate the benefit obligations and improvement in the mortality scale.

The following table details the actuarial assumptions used in determining the projected benefit obligations and net benefit cost of the pension and the accumulated benefit obligations and net benefit cost of the postretirement plan:

	Pension Plan		Postretirement Plan
	2021	2020	2021	2020
Assumptions used to determine benefit obligations:
Discount rate	2.73%	2.47%	2.70%	2.44%
Expected rate of compensation increase	4.00%	4.00%	N/A	N/A
Assumptions used to determine benefit costs:
Discount rate	2.47%	3.03%	2.44%	3.00%
Expected long-term rate of return on plan assets	5.40%	5.50%	4.25%	4.26%
Expected rate of compensation increase	4.00%	4.00%	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the Company, with input from the Plans' actuaries and investment advisors, considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of each plan’s portfolio.

Components of net periodic benefit cost are as follows:

	Pension Plan		Postretirement Plan
	2021	2020	2021	2020
Service cost	$734,282	$691,602	$140,691	$167,879
Interest cost	975,139	1,062,227	430,490	531,480
Expected return on plan assets	(2,015,743)	(1,836,623)	(596,488)	(550,394)
Recognized loss	502,141	455,744	154,659	237,371
Net periodic benefit cost	$195,819	$372,950	$129,352	$386,336

Service cost is included in operation and maintenance expense of the consolidated income statement. All other components of net periodic benefit costs are included in the other income, net line.

The assumed health care cost trend rates used in measuring the accumulated benefit obligation for the postretirement plan are presented below:

	Pre 65		Post 65
	2021	2020	2021	2020
Health care cost trend rate assumed for next year	6.50%	7.00%	5.20%	5.20%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.50%	5.50%	5.20%	5.20%
Year that the rate reaches the ultimate trend rate	2023	2023	2021	2020

The health care cost trend rate assumptions could have a significant effect on the amounts reported. A change of 1% would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components	$111,000	$(88,000)
Effect on accumulated postretirement benefit obligation	2,575,000	(2,106,000)

The primary objectives of both plans' investment policies are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the corresponding actuarial assumptions and meet expected future benefits in both the short-term and long-term. The Company's pension plan allocation approach seeks to match the duration of the fixed income portion of the portfolio with the duration of the plan's liabilities. Such a match is designed to reduce the overall volatility in the pension plan relative to the funded status. The 30% equity allocation in the pension plan provides for potential returns to offset growth in the liabilities as eligible participants continue to accrue benefits.

Based on its most recent evaluation of returns for the asset classes within each plan's investment portfolio, the Company set the expected long-term rate of return for the pension plan and the postretirement plan for fiscal 2022 at 4.75% and 4.24% respectively.

The Company’s target and actual asset allocation in the pension and postretirement plans as of September 30, 2021 and 2020 were:

	Pension Plan			Postretirement Plan
	Target	2021	2020	Target	2021	2020
Asset category:
Equity securities	30%	30%	30%	50%	49%	51%
Debt securities	70%	69%	69%	50%	50%	48%
Cash	—%	1%	1%	—%	1%	1%
Other	—%	—%	—%	—%	—%	—%

The plans assets are invested in mutual funds. The Company uses the fair value hierarchy described in Note 1 to classify these assets. The mutual funds are included under Level 1 in the fair value hierarchy as their fair values are determined based on individual prices for each security that comprises the mutual funds. The common and collective trust funds are included under Level 2. The following tables contains the fair value classifications of the plans' assets:

		Pension Plan
		Fair Value Measurements - September 30, 2021
	Fair Value	Level 1	Level 2	Level 3
Asset Class:
Cash	$429,764	$429,764	$—	$—
Common and Collective Trust and Pooled Funds:
Bonds
Liability Driven Investment	26,898,651	—	26,898,651	—
Equities
Domestic Large Cap Growth	3,430,962	—	3,430,962	—
Domestic Large Cap Value	3,480,915	—	3,480,915	—
Domestic Small/Mid Cap Core	1,752,186	—	1,752,186	—
Foreign Large Cap Value	1,561,512	—	1,561,512	—
Mutual Funds:
Equities
Foreign Large Cap Growth	1,071,719	1,071,719	—	—
Foreign Large Cap Value	288,398	288,398	—	—
Total	$38,914,107	$1,789,881	$37,124,226	$—

		Pension Plan
		Fair Value Measurements - September 30, 2020
	Fair Value	Level 1	Level 2	Level 3
Asset Class:
Cash	$339,287	$339,287	$—	$—
Common and Collective Trust and Pooled Funds:
Bonds
Liability Driven Investment	26,038,966	—	26,038,966	—
Equities
Domestic Large Cap Growth	3,462,841	—	3,462,841	—
Domestic Large Cap Value	3,351,694	—	3,351,694	—
Domestic Small/Mid Cap Core	1,665,005	—	1,665,005	—
Foreign Large Cap Value	1,473,427	—	1,473,427	—
Mutual Funds:
Equities
Foreign Large Cap Growth	1,047,274	1,047,274	—	—
Foreign Large Cap Value	279,137	279,137	—	—
Total	$37,657,631	$1,665,698	$35,991,933	$—

		Postretirement Plan
		Fair Value Measurements - September 30, 2021
	Fair Value	Level 1	Level 2	Level 3
Asset Class:
Cash	$157,957	$157,957	$—	$—
Mutual Funds:
Bonds
Domestic Fixed Income	7,109,967	7,109,967	—	—
Foreign Fixed Income	757,422	757,422	—	—
Equities
Domestic Large Cap Growth	2,346,401	2,346,401	—	—
Domestic Large Cap Value	2,361,583	2,361,583	—	—
Domestic Small/Mid Cap Growth	295,628	295,628	—	—
Domestic Small/Mid Cap Value	248,317	248,317	—	—
Domestic Small/Mid Cap Core	557,739	557,739	—	—
Foreign Large Cap Growth	594,573	594,573	—	—
Foreign Large Cap Value	1,352,329	1,352,329	—	—
Foreign Large Cap Core	85,871	85,871	—	—
Other	14,555	—	14,555	—
Total	$15,882,342	$15,867,787	$14,555	$—

		Postretirement Plan
		Fair Value Measurements - September 30, 2020
	Fair Value	Level 1	Level 2	Level 3
Asset Class:
Cash	$73,908	$73,908	$—	$—
Mutual Funds:
Bonds
Domestic Fixed Income	6,163,808	6,163,808	—	—
Foreign Fixed Income	638,709	638,709	—	—
Equities
Domestic Large Cap Growth	2,197,839	2,197,839	—	—
Domestic Large Cap Value	2,119,433	2,119,433	—	—
Domestic Small/Mid Cap Growth	262,726	262,726	—	—
Domestic Small/Mid Cap Value	235,216	235,216	—	—
Domestic Small/Mid Cap Core	552,607	552,607	—	—
Foreign Large Cap Growth	548,967	548,967	—	—
Foreign Large Cap Value	1,224,420	1,224,420	—	—
Foreign Large Cap Core	77,471	77,471	—	—
Other	21,149	—	21,149	—
Total	$14,116,253	$14,095,104	$21,149	$—

Each mutual fund or common collective trust fund has been categorized based on its primary investment strategy.

The Company expects to contribute $500,000 to its pension plan and $400,000 to its postretirement plan in fiscal 2022.

The following table reflects expected future benefit payments:

	Pension	Postretirement
Fiscal year ending September 30	Plan	Plan
2022	$1,095,464	$730,324
2023	1,154,843	740,565
2024	1,221,199	717,641
2025	1,371,276	721,176
2026	1,487,113	717,684
2027 - 2031	8,715,094	3,697,782

The Company established an NQDC Plan in fiscal 2021. The NQDC Plan is an unfunded, nonqualified benefit plan offered to select members of senior management not eligible to participate in the pension plan.  Under the NQDC Plan, participants have the right to defer a percentage of base salary as well as receive discretionary credits from the Company. The Company's discretionary credits vest over time.  Any benefits distributed from the NQDC Plan plan are paid from the general assets of the Company.  As the plan is unfunded, the balance reflected in the table below is a noncurrent liability included in the benefit plan liabilities line on the consolidated balance sheet.

	2021	2020
Beginning deferred compensation balance	$—	$—
Employer contributions	48,100	—
Participant contributions	—	—
Earnings	2,297	—
Distributions	(15,053)	—
Ending deferred compensation balance	$35,344	$—

The Company sponsors a 401k Plan covering all employees who elect to participate. Employees may contribute from 1% to 50% of their annual compensation to the 401k Plan, limited to a maximum annual amount as set periodically by the IRS. The Company matches 100% of the participant’s first 4% of contributions and 50% on the next 2% of contributions. The Company also provided discretionary contributions for employees hired on or after January 1, 2017. The following table reflects the Company's contributions:

	Years Ended September 30
	2021	2020
Matching contribution	$383,340	$364,773
Discretionary contribution	43,093	18,313

10.	COMMON STOCK OPTIONS

The KESOP provides for the issuance of common stock options to officers and certain other full-time salaried employees to acquire shares of the Company’s common stock. As of September 30, 2021, the number of shares available for future grants was 20,000.

FASB ASC No. 718 - Compensation-Stock Compensation requires that compensation expense be recognized for the issuance of equity instruments to employees. During the fiscal year ended 2021, the Board approved stock option grants to certain officers. As required by the KESOP, each option's exercise price per share equaled the fair value of the Company's common stock on the grant date. Pursuant to the plan, the options vest over a six-month period and are exercisable over a ten-year period from the date of issuance.

As the Company's stock options are not traded on the open market, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model including the following assumptions:

	Years Ended September 30
	2021	2020
Expected volatility	32.05%	31.53%
Expected dividends	2.75%	2.74%
Expected exercise term (years)	7	7
Risk-free interest rate	1.24%	0.51%

The underlying methods regarding each assumption are as follows:

Expected volatility is based on the historical volatility of the daily closing price of the Company's common stock.

Expected dividend rate is based on historical dividend payout trends.

Expected exercise term is based on the average time historical option grants were outstanding before being exercised.

Risk-free interest rate is based on the 7-year Treasury rate on the date of option grant.

Forfeitures are recognized when they occur.

Stock option transactions under the Company's plans are summarized below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Aggregate Intrinsic Value[1]
Options outstanding, September 30, 2019	68,492	$14.91	6.2	$981,170
Options granted	13,000	27.87
Options exercised	(29,992)	14.65
Options expired	—	—
Options forfeited	—	—
Options outstanding, September 30, 2020	51,500	$18.34	6.4	$320,797
Options granted	3,000	22.93
Options exercised	(9,250)	14.90
Options expired	—	—
Options forfeited	—	—
Options outstanding, September 30, 2021	45,250	$19.34	6.0	$213,898

Vested and exercisable at September 30, 2021	45,250	$19.34	6.0	$213,898

1 Aggregate intrinsic value includes only those options where the exercise price is below the market price.

	Years Ended September 30
	2021	2020
Weighted-average grant date option fair value	$5.55	$6.26
Stock option expense	11,100	81,380
Intrinsic value of options exercised	70,297	411,638
Proceeds from exercise of stock options	137,802	439,509

11.	OTHER STOCK PLANS

Dividend Reinvestment and Stock Purchase Plan

The Company offers a DRIP Plan to shareholders of record for the reinvestment of dividends and the purchase of up to $100,000 per year in additional shares of common stock of the Company. Under the DRIP, the Company issued 29,604 and 28,191 shares in 2021 and 2020, respectively. As of September 30, 2021, the Company had 332,719 shares of stock available for issuance under the DRIP.

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

The following table reflects the director compensation activity pursuant to the Plan:

	2021		2020
	Shares	Weighted-Average Fair Value on Date of Grant	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	99,070	$14.06	104,680	$12.51
Granted	11,374	23.67	9,193	26.28
Vested	—	—	(14,803)	10.68
Forfeited	—	—	—	—
End of year balance	110,444	$15.05	99,070	$14.06

The fair market value of the Director Restricted Stock included in compensation during fiscal 2021 and 2020 was $269,200 and $241,617, respectively. No Director Restricted Stock was forfeited during fiscal 2021 or 2020.

As of September 30, 2021, the Company had 35,937 shares available for issuance under the RSPD.

RGC Resources, Inc. Restricted Stock Plan

The Board of Directors of the Company implemented the RSPO in 2017 as approved by shareholders. Under the RSPO, the Compensation Committee of the Board of Directors may grant shares of common stock ("Officer Restricted Stock") that vest over time to key employees and officers for the purpose of attracting and retaining those individuals essential to the operation and growth of the Company. The RSPO provides for certain restrictions and non-transferability requirements until minimum levels of ownership are obtained. Such restrictions may continue beyond the vesting period.

The Company assumes all officers will complete their requirements and there will be no forfeiture of the Officer Restricted Stock.

The following table reflects the officer compensation activity pursuant to the RSPO:

	2021		2020
	Shares	Weighted-Average Fair Value on Date of Grant	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	6,815	$28.55	10,185	$28.65
Granted	16,656	24.21	14,951	28.17
Vested	(11,635)	25.77	(18,321)	28.30
Forfeited	—	—	—	—
End of year balance	11,836	$25.17	6,815	$28.55

The fair market value of the Officer Restricted Stock included as compensation during fiscal 2021 and 2020 was $366,869 and $450,677, respectively. As of September 30, 2021, the Company had 396,357 shares available for issuance under the RSPO.

Stock Bonus Plan

Shares from the Stock Bonus Plan may be issued to certain employees and management personnel in recognition of their performance and service. Under the Stock Bonus Plan, the Company issued no shares in 2021 and 2020. As of  September 30, 2021 the Company had 4,785 shares of stock available for issuance under the Stock Bonus Plan. The Stock Bonus Plan is currently inactive.

12.	COMMITMENTS AND CONTINGENCIES

Long-Term Contracts

Due to the nature of the natural gas distribution business, Roanoke Gas enters into agreements with suppliers and pipelines to contract for natural gas commodity purchases, storage capacity and pipeline delivery capacity. Roanoke Gas obtains most of its natural gas supply through a third party asset management contract. Roanoke Gas utilizes an asset manager to optimize the use of its transportation, storage rights and gas supply inventories, which helps to ensure a secure and reliable source of natural gas. Under the current asset management contract, Roanoke Gas has designated the asset manager to act as agent for its storage capacity and all gas balances in storage. Roanoke Gas retains ownership of gas in storage. Under provisions of this contract, Roanoke Gas is obligated to purchase its winter storage requirements from the asset manager during the spring and summer injection periods at market price. The table below details the volumetric obligations as of September 30, 2021 for the remainder of the contract period. The current asset management contract was renewed in August 2021 for a one year period which will expire in March 2023. The contract was renewed at essentially the same terms and conditions as the prior agreement, except the utilization fee retained by Roanoke Gas increased.

Natural Gas Contracts
Year	(In DTHs)
2021-2022	2,320,859
2022-2023	295,866
Total	2,616,725

In addition to the volumetric commitment above, the Company also has a fixed price agreement to purchase approximately 2.1 million dth, from October 2021 to March 2022, at prices ranging from $2.82 to $3.34 per DTH.

Roanoke Gas also has contracts for pipeline and storage capacity which extend for various periods. These capacity costs and related fees are valued at tariff rates in place as of September 30, 2021. These rates may increase or decrease in the future based upon rate filings and rate orders granting a rate change to the pipeline or storage operator. Roanoke Gas expended approximately $33,894,000 and $21,881,000 under the asset management, pipeline and storage contracts in fiscal years 2021 and 2020, respectively. The table below details the pipeline and storage capacity commitments as of September 30, 2021 for the remainder of the contract period.

Pipeline and
Year	Storage Capacity
2021 - 2022	$15,432,720
2022 - 2023	13,671,397
2023 - 2024	11,789,154
2024 - 2025	7,206,347
2025 - 2026	2,249,852
Thereafter	1,813,618
Total	$52,163,088

Roanoke Gas maintains franchise agreements granted by the local cities and towns served by the Company. Roanoke Gas renewed its franchise agreements with the City of Roanoke, the City of Salem and the Town of Vinton in 2016 for 20-year terms to expire in December 2035. Per these agreements, franchise fees increase at a rate of 3% annually. As of September 30, 2021, $2,180,752 in future obligations remain under the franchise agreements.

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements by level within the fair value hierarchy as defined in Note 1 as of September 30, 2021 and 2020, respectively:

		Fair Value Measurements - September 30, 2021
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Natural gas purchases	$2,728,935	$—	$2,728,935	$—
Interest rate swaps	1,196,083	—	1,196,083	—
Total	$3,925,018	$—	$3,925,018	$—

		Fair Value Measurements - September 30, 2020
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Natural gas purchases	$470,755	$—	$470,755	$—
Interest rate swaps	2,223,556	—	2,223,556	—
Total	$2,694,311	$—	$2,694,311	$—

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on the weighted average first of the month index prices corresponding to the month of the scheduled payment. At September 30, 2021 and 2020, the Company had recorded in accounts payable the estimated fair value of the liability determined on the corresponding first of month index prices for which the liability was expected to be settled.

The Company’s non-financial assets and liabilities that are measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows to settle the obligation.

The carrying value of cash and cash equivalents, accounts receivable, borrowings under line-of-credit, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the shorter-term nature of these financial instruments. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the consolidated financial statements as of September 30, 2021 and 2020.

		Fair Value Measurements - September 30, 2021
	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Level 1	Level 2	Level 3
Liabilities:
Current maturities of long-term debt	$7,000,000	$—	$—	$7,000,000
Notes payable	116,110,200	—	—	124,691,896
Total	$123,110,200	$—	$—	$131,691,896

		Fair Value Measurements - September 30, 2020
	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Level 1	Level 2	Level 3
Liabilities:
Notes payable	$114,975,200	$—	$—	$124,740,970
Total	$114,975,200	$—	$—	$124,740,970

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

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial data for the years ended September 30, 2021 and 2020 is summarized as follows:

	First	Second	Third	Fourth
2021	Quarter	Quarter	Quarter	Quarter
Operating revenues	$19,517,017	$28,253,662	$14,048,846	$13,355,254
Operating income	$5,581,387	$7,099,426	$1,542,333	$555,163
Net income	$4,723,263	$4,767,478	$610,840	$481
Earnings (loss) per share of common stock:
Basic	$0.58	$0.58	$0.07	$—
Diluted	$0.58	$0.58	$0.07	$—

	First	Second	Third	Fourth
2020	Quarter	Quarter	Quarter	Quarter
Operating revenues	$19,785,453	$22,437,731	$11,071,918	$9,780,289
Operating income (loss)	$5,081,979	$6,999,616	$1,335,663	$(899,076)
Net income (loss)	$4,006,936	$5,680,316	$1,206,578	$(329,296)
Earnings (loss) per share of common stock:
Basic	$0.50	$0.70	$0.15	$(0.04)
Diluted	$0.49	$0.70	$0.15	$(0.04)

15.	SUBSEQUENT EVENTS

On October 28, 2021, Roanoke Gas received SCC communication that it had qualified for and will receive ARPA funds in the amount of $858,556 pursuant to Chapter 1 of the 2021 Virginia Acts of Assembly, Special Session II. The ARPA funds are to be applied to residential customer accounts with arrearages greater than 60 days as of  August 31, 2021. When received, Roanoke Gas plans to apply the funds to eligible customer accounts. The receipt of the funds was not recorded or applied to accounts receivable balances as of September 30, 2021; however, the Company included the pending receipt of these funds in its estimation of the allowance for uncollectible accounts.  As a result, the allowance for uncollectible accounts declined to approximately $242,000 as recorded within the accompanying financial statements and disclosed in Note 1 above.

On October 29, 2021 Midstream entered into an unsecured promissory note in the principal amount of $8.0 million with an interest rate based on 30-day LIBOR plus 115 basis points maturing December 1, 2027. Related to this note, Midstream also entered into an interest rate swap agreement that effectively converts the variable rate note into a fixed rate instrument with an effective annual interest rate of 2.443%. The loan will convert into an installment loan with principal pay-down beginning in fiscal 2023. In addition, this note reduces the borrowing capacity defined by the Third Amendment to Credit Agreement and amendments to the related Promissory Notes. The total borrowing capacity declined from $41 million to $33 million effective with the new promissory note.  All other terms of the Third Amendment to Credit Agreement remain unchanged.

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

As of September 30, 2021, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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

The Company has conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of September 30, 2021, based on the framework set forth in ”Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, the Company concluded that, as of September 30, 2021, the Company’s internal control over financial reporting was effective.

Item9B.    Other Information.

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

For information with respect to the executive officers of the registrant, see “Executive Officers" section in the Proxy Statement for the 2022 Annual Meeting of Shareholders of Resources incorporated herein by reference. For information with respect to the Company’s directors and nominees and the Company’s Audit Committee, see Proposal 1 “Election of Directors of Resources” and “Report of the Audit Committee”, respectively, in the Proxy Statement for the 2022 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference. In addition, the Board of Directors has determined that Abney S. Boxley, III and Jacqueline L. Archer are audit committee financial experts under applicable SEC rules.

For information regarding the process for identifying and evaluating candidates to be nominated as directors, see "Director Nominations" in the Proxy Statement for the 2022 Annual Meeting of Shareholders of Resources, which is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Delinquent Section 16(a) Reports" in the Proxy Statement for the 2022 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

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

Item 11.    Executive Compensation.

The information set forth under "Compensation of Directors", "Compensation Discussion and Analysis" and "Report of the Compensation Committee" in the Proxy Statement for the 2022 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information pertaining to securities authorized for issuance under equity compensation plans, see Part II, Item 5 above.

The information pertaining to shareholders beneficially owning more than five percent of the registrant’s common stock and the security ownership of management, which is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 2022 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information pertaining to director independence is set forth under the caption “Board of Directors and Committees of the Board of Directors” and pertaining to transactions with related persons is set forth under the caption "Transactions with Related Persons" in the Proxy Statement for the 2022 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information set forth under the caption "Report of the Audit Committee" in the Proxy Statement for the 2022 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

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

10 (g)		Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company originally dated November 1, 1993 as amended.

10 (h)	P

Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (i)		Gas Storage Contract under rate schedule FS between Tennessee Gas Pipeline Company and Roanoke Gas Company originally dated November 1, 1993 as amended.

10 (j)		Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company originally dated November 1, 1993 as amended.

10 (k)

FTA Gas Transportation Agreement effective November 1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (l)

Firm Storage Service Agreement effective March 19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) of Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC file reference number 0-367))

10 (m)

Firm Storage Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file number reference 0-367))

10 (n)

FSS Service Agreement between Saltville Gas Storage Company L.L.C. and Roanoke Gas Company dated November 21, 2012 (incorporated herein by reference to Exhibit 10(o) of the Annual Report on Form 10-K as filed December 8, 2017)

10 (o)

Firm Pipeline Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(c)(c)(c) of Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (SEC file number reference 0-367))

10 (p)

Natural Gas Asset Management Agreement by and between Roanoke Gas Company and Sequent Energy Management LP effective April 1, 2018 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed on March 27, 2018)

10 (q)

Amendment No. 1 to Natural Gas Asset Management Agreement dated July 31, 2020 by and between Roanoke Gas Company and Sequent Energy Management LP (incorporated herein by reference to Exhibit 10.6 on From 10Q as filed August 5, 2020)

10 (r)		Amendment No. 2 to Natural Gas Asset Management Agreement dated August 5, 2021 by and between Roanoke Gas Company and Sequent Energy Management LP (incorporated herein by reference to Exhibit 10.1 on Form 10Q as filed August 6, 2021

10 (s)		Parental Guaranty by RGC Resources, Inc. in favor of Sequent Energy Management LP effective April 1, 2018 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed on March 27, 2018)

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

10 (x)	P

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

10 (p)(p)

Revolving Line of Credit Note in the original principal amount of $40,000,000 by Roanoke Gas Company with Wells Fargo Bank, N.A. dated as of March 25, 2021 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 31, 2021)

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

10 (v)(v)	Fifth Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A., including Guarantor's Consent and Reaffirmation, dated as of March 25, 2021 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 31, 2021).

10 (w)(w)	Sixth Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A., including Guarantor's Consent and Reaffirmation, dated as of August 20, 2021 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed August 26, 2021).

10 (x)(x)	Continuing Guaranty by RGC Resources, Inc. in favor of Wells Fargo Bank, N.A. dated March 31, 2016 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed April 4, 2016)

10 (y)(y)

Note Purchase Agreement for 4.26% Senior Guaranteed Notes due September 18, 2034 in the original principal amount of $30,500,000 in favor of The Prudential Insurance Company of America, PAR U Hartford Life & Annuity Comfort Trust and PRUCO Life Insurance Company of New Jersey (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed August 4, 2014)

10 (z)(z)

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

4.26% Senior Guaranteed Notes due September 18, 2034 in the original principal amount of $9,700,000 in favor of PAR U Hartford Life & Annuity Comfort Trust (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed September 23, 2014)

10 (c)(c)(c)

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

10 (l)(l)(l)	Second Amendment to Private Shelf Agreement dated as of December 6, 2019 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed December 9, 2019)

10 (m)(m)(m)

Unsecured Note in the original principal amount of $4,000,000 by and between Roanoke Gas Company and PRUCO Life Insurance Company of New Jersey, dated October 2, 2017 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed October 4, 2017)

10 (n)(n)(n)

Unsecured Note in the original principal amount of $4,000,000 by and between Roanoke Gas Company and Prudential Arizona Reinsurance Captive Company, dated October 2, 2017 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed October 4, 2017)

10 (o)(o)(o)

Unconditional Parent Guaranty by RGC Resources, Inc. in favor of each of the holders of the notes: The PRUCO Life Insurance Company of New Jersey and the Prudential Arizona Reinsurance Captive Company (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed October 4, 2017)

10 (p)(p)(p)

Unsecured Note in the original principal amount of $5,000,000 by and between Roanoke Gas Company and Highmark, Inc. dated March 28, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 29, 2019)

10 (q)(q)(q)

Unsecured Note in the original principal amount of $3,000,000 by and between Roanoke Gas Company and Prudential Arizona Reinsurance Term Company dated March 28, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 29, 2019)

10 (r)(r)(r)

Unsecured Note in the original principal amount of $2,000,000 by and between Roanoke Gas Company and The Prudential Insurance Company of America dated March 28, 2019 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed March 29, 2019)

10 (s)(s)(s)

Unconditional Guaranty Agreement by and between RGC Resources, Inc. and Prudential Investment Management and each Prudential Affiliate which is a party to the borrowing (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed March 29, 2019)

10 (t)(t)(t)

Promissory Note in the original principal amount of $14,000,000 by and between RGC Midstream, LLC and Atlantic Union Bank, dated June 12, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed June 17, 2019)

10 (u)(u)(u)	Loan Agreement between RGC Midstream, LLC and Atlantic Union Bank, dated June 12, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed June 17, 2019)

10 (v)(v)(v)		Unconditional Guaranty by and between RGC Resources, Inc. and Atlantic Union Bank (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed June 17, 2019)

10 (w)(w)(w)		Swap Agreement by and between RGC Midstream, LLC and Atlantic Union Bank, dated June 12, 2019 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed June 17, 2019)

10 (x)(x)(x)

Promissory Note in the original principal amount of $10,000,000 by and between RGC Midstream, LLC and Branch Banking and Trust, dated June 13, 2019 (incorporated herein by reference to Exhibit 10.5 on Form 8-K as filed June 17, 2019)

10 (y)(y)(y)		Loan Agreement between RGC Midstream, LLC and Branch Banking and Trust Company, dated June 13, 2019 (incorporated herein by reference to Exhibit 10.6 on Form 8-K as filed June 17, 2019)

10 (z)(z)(z)		Unconditional Guaranty by and between RGC Resources, Inc. and Branch Banking and Trust Company (incorporated herein by reference to Exhibit 10.7 on Form 8-K as filed June 17, 2019)

10 (a)(a)(a)(a)		Swap Agreement by and between RGC Midstream, LLC and Branch Banking and Trust Company, dated June 13, 2019 (incorporated herein by reference to Exhibit 10.8 on Form 8-K as filed June 17, 2019)

10 (b)(b)(b)(b)	**

Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC dated April 6, 2018 (incorporated by reference to Exhibit 10.1 on the Quarterly Report on Form 10-Q as filed May 7, 2018)

10 (c)(c)(c)(c)		Guaranty Agreement by RGC Resources, Inc. in favor of Mountain Valley Pipeline, LLC (incorporated herein by reference to Exhibit 10.2 on Form 10-Q as filed May 7, 2018)

10 (d)(d)(d)(d)

Unsecured Note in the original principal amount of $5,000,000 by and between Roanoke Gas and Prudential Arizona Reinsurance Universal Company, dated December 6, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed December 9, 2019)

10 (e)(e)(e)(e)

Unsecured Note in the original principal amount of $5,000,000 by and between Roanoke Gas and Prudential Arizona Reinsurance Universal Company, dated December 6, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed December 9, 2019)

10 (f)(f)(f)(f)

Unconditional Guaranty Agreement by and between RGC Resources, Inc. and Prudential Investment Management and each Prudential Affiliate which is a party to the borrowings dated December 6, 2019 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed December 9, 2019)

10 (g)(g)(g)(g)

Private Shelf Agreement by and between Roanoke Gas Company and MetLife Investment Management Limited dated September 30, 2020, for the pre-authorization to issue notes up to the aggregate amount of $70,000,000 in total during the term of the agreement (incorporated herein by reference to Exhibit (l)(l)(l)(l) on Form 10-K for the year ended September 30, 2020).

10 (h)(h)(h)(h)

Delayed Draw Term Note in the principal amount of $15,000,000 by Roanoke Gas Company with Wells Fargo Bank, N.A. dated as of August 20, 2021 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed August 26, 2021).

10 (i)(i)(i)(i)		Swap Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A., executed on August 20, 2021 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed August 26, 2021).

10 (j)(j)(j)(j)		Promissory Note in the principal amount of $10,000,000 by Roanoke Gas Company with Pinnacle Bank, dated as of September 24, 2021 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed September 30, 2021).

10 (k)(k)(k)(k)		Loan Agreement by and between Roanoke Gas Company and Pinnacle Bank, dated as of September 24, 2021 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed September 30, 2021).

10 (l)(l)(l)(l)		Swap Agreement by and between Roanoke Gas Company and Pinnacle Bank, executed on September 24, 2021 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed September 30, 2021).

10 (m)(m)(m)(m)		Promissory Note in the principal amount of $8,000,000 by RGC Midstream, LLC with Atlantic Union Bank, dated as of November 1, 2021 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed November 4, 2021).

10 (n)(n)(n)(n)		Loan Agreement by and between RGC Midstream, LLC and Atlantic Union Bank, dated as of November 1, 2021 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed November 4, 2021).

10 (o)(o)(o)(o)		Swap Agreement by and between RGC Midstream, LLC and Atlantic Union Bank, executed on November 1, 2021 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed November 4, 2021).

10 (p)(p)(p)(p)		Guaranty by RGC Resources, Inc. with Atlantic Union Bank, dated as of November 1, 2021 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed November 4, 2021)
10 (q)(q)(q)(q)		Nonqualified Deferred Compensation Plan Document (incorporated herein by reference to Exhibit 10.1 on Form 10-Q as filed February 11, 2021)

10 (r)(r)(r)(r)		Guaranty by RGC Resources, Inc. with Pinnacle Bank, dated as of September 24, 2021.

10 (s)(s)(s)(s)		Amendment dated November 29, 2021 to Gas Transportation Agreement originally dated December 1, 1993 between Tennessee Gas Pipeline and Roanoke Gas Company.

13		Annual Report

14		Code of Ethics (incorporated herein by reference to Exhibit 14 on Form 8-K as filed April 29, 2020)

21		Subsidiaries of the Company

23		Consent of Brown, Edwards & Company, LLP

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	*	Section 1350 Certification of Principal Executive Officer

32.2	*	Section 1350 Certification of Principal Financial Officer

101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RGC RESOURCES, INC.

By:	/S/ LAWRENCE T. OLIVER	December 2, 2021
	Lawrence T. Oliver	Date
Vice President, Interim CFO, Corporate Secretary and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ PAUL W. NESTER	December 2, 2021	President and Chief Executive Officer, Director
Paul W. Nester	Date	(Principal Executive Officer)

/S/ LAWRENCE T. OLIVER	December 2, 2021	Vice President, Interim CFO, Corporate Secretary and Treasurer
Lawrence T. Oliver	Date	(Principal Financial Officer)

/S/ JOHN B. WILLIAMSON, III	December 2, 2021	Chairman of the Board and Director
John B. Williamson, III	Date

/S/ NANCY H. AGEE	December 2, 2021	Director
Nancy H. Agee	Date

/S/ JACQUELINE L. ARCHER	December 2, 2021	Director
Jacqueline L. Archer	Date

/S/ ABNEY S. BOXLEY, III	December 2, 2021	Director
Abney S. Boxley, III	Date

/S/ T. JOE CRAWFORD	December 2, 2021	Director
T. Joe Crawford	Date

/S/ MARYELLEN F. GOODLATTE	December 2, 2021	Director
Maryellen F. Goodlatte	Date

/S/ J. ALLEN LAYMAN	December 2, 2021	Director
J. Allen Layman	Date

/S/ S. FRANK SMITH	December 2, 2021	Director
S. Frank Smith	Date