Form 10-Q
period 2021-12-31
RGC RESOURCES INC
filed 2022-02-07
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31 2022
Common Stock, $5 Par Value	8,422,177

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

ARP

Alternative Revenue Program, regulatory or rate recovery mechanisms approved by the SCC that allow for the adjustment of revenues for certain broad, external factors, or for additional billings if the entity achieves certain performance targets

ARPA	American Rescue Plan Act of 2021

ASC	Accounting Standards Codification

ASU	Accounting Standards Update as issued by the FASB

ATM	At-the-market program whereby a Company can incrementally offer common stock through a broker at prevailing market prices and on an as-needed basis

CARES/CARES Act	The Coronavirus Aid, Relief, and Economic Security Act

Company	RGC Resources, Inc. or Roanoke Gas Company

COVID-19 or Coronavirus	A pandemic disease that causes respiratory illness similar to the flu with symptoms such as coughing, fever, and in more severe cases, difficulty in breathing

CPCN	Certificate of Public Convenience and Necessity

Diversified Energy	Diversified Energy Company, a wholly-owned subsidiary of Resources

DRIP	Dividend Reinvestment and Stock Purchase Plan of RGC Resources, Inc.

DTH	Decatherm (a measure of energy used primarily to measure natural gas)

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act of 1974

ESAC

Eligible Safety Activity Costs, a Virginia natural gas utility’s operation and maintenance expenditures that are related to the development, implementation, or execution of the utility’s integrity management plan or programs and measures implemented to comply with regulations issued by the SCC or a federal regulatory body with jurisdiction over pipeline safety

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FERC	Federal Energy Regulatory Commission

Fourth Circuit	U.S. Fourth Circuit Court of Appeals

GAAP	Generally Accepted Accounting Principles in the United States

HDD	Heating degree day, a measurement designed to quantify the demand for energy. It is the number of degrees that a day’s average temperature falls below 65 degrees Fahrenheit

ICC	Inventory carrying cost revenue, an SCC approved rate structure that mitigates the impact of financing costs on natural gas inventory

IRS	Internal Revenue Service

KEYSOP	RGC Resources, Inc. Key Employee Stock Option Plan

LDI	Liability Driven Investment approach, a strategy which reduces the volatility in the pension plan's funded status and expense by matching the duration of the fixed income investments with the duration of the corresponding pension liabilities

LIBOR	London Inter-Bank Offered Rate

LLC	Mountain Valley Pipeline, L.L.C., a joint venture established to design, construct and operate the Mountain Valley Pipeline and MVP Southgate

LNG	Liquefied natural gas, the cryogenic liquid form of natural gas. Roanoke Gas operates and maintains a plant capable of producing and storing up to 200,000 dth of liquefied natural gas

MGP	Manufactured gas plant

Midstream	RGC Midstream, L.L.C., a wholly-owned subsidiary of Resources created to invest in pipeline projects including MVP and Southgate

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

SCC	Virginia State Corporation Commission, the regulatory body with oversight responsibilities of the utility operations of Roanoke Gas

SEC	U.S. Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

Southgate	Mountain Valley Pipeline, LLC’s Southgate project, which extends from the MVP in south central Virginia to central North Carolina, of which Midstream holds less than a 1% investment

S&P 500 Index	Standard & Poor’s 500 Stock Index

TCJA	Tax Cuts and Jobs Act of 2017

WNA	Weather Normalization Adjustment, an ARP mechanism which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average

Some of the terms above may not be included in this filing

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	September 30,
	Unaudited	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,751,874	$1,518,317
Accounts receivable (less allowance for uncollectibles of $450,361, and $242,010, respectively)	11,846,579	4,949,900
Materials and supplies	966,711	1,031,666
Gas in storage	7,484,574	7,867,470
Prepaid income taxes	2,187,352	3,104,950
Regulatory assets	5,814,010	5,656,453
Interest rate swap	35,009	—
Other	2,363,068	1,015,099
Total current assets	32,449,177	25,143,855
UTILITY PROPERTY:
In service	276,416,655	272,382,539
Accumulated depreciation and amortization	(77,370,885)	(76,038,433)
In service, net	199,045,770	196,344,106
Construction work in progress	16,304,697	15,305,578
Utility plant, net	215,350,467	211,649,684
OTHER ASSETS:
Regulatory assets	6,737,632	6,769,759
Investment in unconsolidated affiliates	66,871,847	64,867,319
Benefit plan assets	1,302,176	1,259,639
Interest rate swap	128,369	—
Other	391,224	418,937
Total other assets	75,431,248	73,315,654
TOTAL ASSETS	$323,230,892	$310,109,193

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	September 30,
	Unaudited	2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$28,540,200	$7,000,000
Dividends payable	1,642,324	1,549,841
Accounts payable	6,213,160	7,729,707
Capital contributions payable	1,929,057	2,140,637
Customer credit balances	1,387,836	1,539,680
Customer deposits	1,611,093	1,571,342
Accrued expenses	2,472,146	3,819,977
Interest rate swaps	242,023	332,389
Regulatory liabilities	721,147	329,959
Total current liabilities	44,758,986	26,013,532
LONG-TERM DEBT:
Notes payable	105,500,000	116,110,200
Line-of-credit	19,605,407	17,628,897
Less unamortized debt issuance costs	(295,713)	(267,670)
Long-term debt, net	124,809,694	133,471,427
DEFERRED CREDITS AND OTHER LIABILITIES:
Interest rate swaps	629,592	863,694
Asset retirement obligations	7,740,028	7,628,958
Regulatory cost of retirement obligations	13,953,370	13,640,567
Benefit plan liabilities	919,625	949,851
Deferred income taxes	15,335,144	14,948,213
Regulatory liabilities	12,789,608	12,891,242
Total deferred credits and other liabilities	51,367,367	50,922,525
STOCKHOLDERS’ EQUITY:
Common stock, $5 par; authorized 20,000,000 shares; issued and outstanding 8,389,006 and 8,375,092 shares, respectively	41,945,030	41,875,460
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	19,935,665	19,705,387
Retained earnings	41,598,501	39,656,296
Accumulated other comprehensive loss	(1,184,351)	(1,535,434)
Total stockholders’ equity	102,294,845	99,701,709
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$323,230,892	$310,109,193

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended December 31,
	2021	2020
OPERATING REVENUES:
Gas utility	$23,231,655	$19,483,500
Non utility	31,425	33,517
Total operating revenues	23,263,080	19,517,017
OPERATING EXPENSES:
Cost of gas - utility	11,316,405	7,700,699
Cost of sales - non utility	4,035	5,387
Operations and maintenance	3,690,314	3,502,122
General taxes	603,209	574,024
Depreciation and amortization	2,270,694	2,153,398
Total operating expenses	17,884,657	13,935,630
OPERATING INCOME	5,378,423	5,581,387
Equity in earnings of unconsolidated affiliate	72,127	1,356,683
Other income, net	322,439	330,026
Interest expense	1,104,856	1,019,829
INCOME BEFORE INCOME TAXES	4,668,133	6,248,267
INCOME TAX EXPENSE	1,083,604	1,525,004
NET INCOME	$3,584,529	$4,723,263
BASIC EARNINGS PER COMMON SHARE	$0.43	$0.58
DILUTED EARNINGS PER COMMON SHARE	$0.43	$0.58
DIVIDENDS DECLARED PER COMMON SHARE	$0.195	$0.185

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended December 31,
	2021	2020
NET INCOME	$3,584,529	$4,723,263
Other comprehensive income (loss), net of tax:
Interest rate swaps	362,274	168,725
Defined benefit plans	(11,191)	14,864
OTHER COMPREHENSIVE INCOME, NET OF TAX	351,083	183,589
COMPREHENSIVE INCOME	$3,935,612	$4,906,852

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

UNAUDITED

	Three Months Ended December 31, 2021
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2021	$41,875,460	$19,705,387	$39,656,296	$(1,535,434)	$99,701,709
Net Income	—	—	3,584,529	—	3,584,529
Other comprehensive income	—	—	—	351,083	351,083
Cash dividends declared ($0.195 per share)	—	—	(1,642,324)	—	(1,642,324)
Issuance of common stock (13,914 shares)	69,570	230,278	—	—	299,848
Balance - December 31, 2021	$41,945,030	$19,935,665	$41,598,501	$(1,184,351)	$102,294,845

	Three Months Ended December 31, 2020
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2020	$40,800,290	$15,847,121	$35,688,510	$(3,447,944)	$88,887,977
Net Income	—	—	4,723,263	—	4,723,263
Other comprehensive income	—	—	—	183,589	183,589
Cash dividends declared ($0.185 per share)	—	—	(1,519,670)	—	(1,519,670)
Issuance of common stock (11,979 shares)	59,895	214,487	—	—	274,382
Balance - December 31, 2020	$40,860,185	$16,061,608	$38,892,103	$(3,264,355)	$92,549,541

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,584,529	$4,723,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,329,409	2,215,525
Cost of retirement of utility plant, net	(113,505)	(138,954)
Stock option grants	5,550	—
Equity in earnings of unconsolidated affiliate	(72,127)	(1,356,683)
Allowance for funds used during construction	—	(55,980)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(9,278,622)	(5,234,261)
Net cash provided by (used in) operating activites	(3,544,766)	152,910
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for utility property	(5,737,232)	(5,332,997)
Investment in unconsolidated affiliates	(2,143,981)	(2,522,286)
Proceeds from disposal of utility property	48,300	1,972
Net cash used in investing activities	(7,832,913)	(7,853,311)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	25,930,000	2,905,000
Retirement of notes payable	(15,000,000)	—
Borrowings under line-of-credit	24,123,902	10,617,491
Repayments under line-of-credit	(22,147,391)	(4,222,606)
Debt issuance expenses	(39,732)	—
Proceeds from issuance of stock	294,297	274,382
Cash dividends paid	(1,549,840)	(1,428,267)
Net cash provided by financing activities	11,611,236	8,146,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	233,557	445,599
BEGINNING CASH AND CASH EQUIVALENTS	1,518,317	291,066
ENDING CASH AND CASH EQUIVALENTS	$1,751,874	$736,665

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present Resources' financial position as of December 31, 2021, cash flows for the three months ended December 31, 2021 and 2020, and the results of its operations, comprehensive income, and changes in stockholders' equity for the three months ended December 31, 2021 and 2020. The results of operations for the three months ended December 31, 2021 are not indicative of the results to be expected for the fiscal year ending September 30, 2022 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

The unaudited condensed consolidated financial statements and condensed notes are presented as permitted under the rules and regulations of the SEC. Pursuant to those rules, certain information and note disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information not misleading. Therefore, the unaudited condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K for the year ended September 30, 2021. The September 30, 2021 consolidated balance sheet was included in the Company’s audited financial statements included in Form 10-K.

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements contained in the Company's Form 10-K for the year ended September 30, 2021.

Recently Issued or Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In combination with ASU 2021-01, the ASU provides temporary optional guidance to ease the potential burden in accounting for and recognizing the effects of reference rate change on financial reporting. The new guidance applies specifically to contracts and hedging relationships that reference LIBOR, or any other referenced rate that is expected to be discontinued due to reference rate reform. The new guidance is effective for the Company through December 31, 2022. The Intercontinental Exchange (ICE) Benchmark Administration, the administrator for LIBOR and other inter-bank offered rates, announced that the LIBOR rates for one-day, one-month, six-month and one-year will cease publication in June 2023 and that no new financial contracts may use LIBOR after December 31, 2021. Currently, all of the Company's LIBOR based financial contracts are based on the one-month LIBOR rate. None of the holders of these financial contracts have indicated when a transition from LIBOR will occur. Accordingly, the Company does not anticipate adopting this guidance until later in fiscal 2022. The new guidance could result in a significant impact on the Company's financial position, results of operations, and cash flows when the reference rate is changed for related contracts.

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

The following tables summarize revenue by customer, product and income statement classification:

	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$13,212,489	$—	$13,212,489	$11,246,194	$—	$11,246,194
Commercial	7,385,718	—	7,385,718	5,990,020	—	5,990,020
Industrial and Transportation	1,313,091	—	1,313,091	1,223,801	—	1,223,801
Other	223,828	31,425	255,253	161,077	33,517	194,594
Total contracts with customers	22,135,126	31,425	22,166,551	18,621,092	33,517	18,654,609
Alternative Revenue Programs	1,096,529	—	1,096,529	862,408	—	862,408
Total operating revenues	$23,231,655	$31,425	$23,263,080	$19,483,500	$33,517	$19,517,017

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

RGC RESOURCES, INC. AND SUBSIDIARIES

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

Customer Accounts Receivable

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable(1)	Unbilled revenue(1)	Customer credit balances	Customer deposits
Balance at September 30, 2021	$3,722,916	$1,191,227	$1,539,680	$1,571,342
Balance at December 31, 2021	8,237,566	3,476,497	1,387,836	1,611,093
Increase (decrease)	$4,514,650	$2,285,270	$(151,844)	$39,751

(1) Included in accounts receivable in the condensed consolidated balance sheet. Amounts shown net of reserve for bad debts.

The Company had no significant contract assets or liabilities during the period. Furthermore, the Company did not incur any significant costs to obtain contracts.

3.	Income Taxes

Resources' effective tax rate is lower than the combined statutory state and federal corporate tax rate due to the flowback of excess deferred income taxes and the amortization of tax credits from the regulated operations of Roanoke Gas in addition to the tax benefits from the exercise of stock options and vesting of restricted stock.

The Company's effective tax rate was 23.2% for the three months ended December 31, 2021 compared to 24.4% for the corresponding period in fiscal 2021.  The decline in the effective tax rate was due to additional tax deductions from the exercise of stock options and the amortization of R&D tax credits deferred as a regulatory liability.

4.	Rates and Regulatory Matters

In April 2020, the SCC issued an order allowing regulated utilities in Virginia to defer certain incremental, prudently incurred costs associated with the COVID-19 pandemic and to apply for recovery at a future date. Roanoke Gas deferred certain COVID-19 related costs during the first quarter 2022.

In October 2021, Roanoke Gas received notification that its application for ARPA funds had been approved. This notification allowed the pending receipt of these funds to be considered in the valuation of the estimated allowance for uncollectibles as of September 30, 2021. In November 2021, Roanoke Gas received over $850,000 in ARPA funds to assist customers with growing past due balances based on arrearage balances as of August 31, 2021. The Company applied the full amount to eligible customer accounts in December 2021.

RGC RESOURCES, INC. AND SUBSIDIARIES

5.	Other Investments

Midstream is an approximately 1% equity investment owner of the LLC constructing the MVP. Due to various legal and regulatory delays, the LLC changed its approach in seeking authorization to cross all remaining streams and wetlands on the project route. It requested individual permits from the U.S. Army Corps of Engineers to cross certain streams and wetlands utilizing open cut techniques and has applied to amend the MVP project's CPCN to seek FERC authority to cross certain streams and wetlands utilizing alternative trenchless construction methods. See Note 15 for additional information regarding Midstream's investment in the LLC.

The LLC temporarily suspended accruing AFUDC on the project beginning January 1, 2021 and through March 31, 2021 due to a temporary reduction in growth construction activities. Beginning April 1, 2021, the LLC resumed accruing a limited amount of AFUDC associated with certain growth construction activities resuming through October 2021. AFUDC accruals were suspended in November 2021 and will resume when growth construction activities restart. The amount of AFUDC recognized during the current and prior period is included in the tables below.

Roanoke Gas will continue to suspend accruing AFUDC on its two gate stations that will interconnect with the MVP until such time as construction activities resume on the respective gate stations. Roanoke Gas recognized $55,981 of AFUDC associated with these gate stations during the fiscal quarter ended December 31, 2020.

Midstream is also a less than 1% investor in the MVP Southgate project, which is being accounted for under the cost method.

Funding for Midstream's investments in the LLC for both the MVP and Southgate projects is being provided through two variable rate unsecured promissory notes, under a non-revolving credit agreement, maturing in December 2022, and three additional notes as detailed in Note 7.

The investments in the LLC are included in the accompanying financial statements as follows:

Balance Sheet location:	December 31, 2021	September 30, 2021
Other Assets:
MVP	$66,461,239	$64,462,194
Southgate	410,608	405,125
Investment in unconsolidated affiliates	$66,871,847	$64,867,319

Current Liabilities:
MVP	$1,926,918	$2,139,696
Southgate	2,139	941
Capital contributions payable	$1,929,057	$2,140,637

	Three Months Ended
Income Statement location:	December 31, 2021	December 31, 2020
Equity in earnings of unconsolidated affiliate	$72,127	$1,356,683

	December 31, 2021	September 30, 2021
Undistributed earnings, net of income taxes, of MVP in retained earnings	$8,134,589	$8,081,027

RGC RESOURCES, INC. AND SUBSIDIARIES

The change in the investment in unconsolidated affiliates is provided below:

	Three Months Ended
	December 31, 2021	December 31, 2020
Cash investment	$2,143,981	$2,522,286
Change in accrued capital calls	(211,580)	(1,064,730)
Equity in earnings of unconsolidated affiliate	72,127	1,356,683
Change in investment in unconsolidated affiliates	$2,004,528	$2,814,239

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included:

	Income Statements
	Three Months Ended
	December 31, 2021	December 31, 2020
AFUDC	$6,883,069	$133,757,314
Other expense, net	(45,063)	(52,608)
Net income	$6,838,006	$133,704,706

	Balance Sheets
	December 31, 2021	September 30, 2021
Assets:
Current assets	$192,288,454	$208,961,113
Construction work in progress	6,429,791,662	6,281,991,035
Other assets	2,496,119	980,410
Total assets	$6,624,576,235	$6,491,932,558

Liabilities and Equity:
Current liabilities	$160,282,681	$200,441,027
Noncurrent liabilities	48,000	13,000
Capital	6,464,245,554	6,291,478,531
Total liabilities and equity	$6,624,576,235	$6,491,932,558

6.	Derivatives and Hedging

The Company’s hedging and derivative policy allows management to enter into derivatives for the purpose of managing the commodity and financial market risks of its business operations, including the price of natural gas and the cost of borrowed funds. This policy specifically prohibits the use of derivatives for speculative purposes.

The Company has five interest rate swaps associated with its variable rate debt as of December 31, 2021. During fiscal 2021, Roanoke Gas entered into two delayed draw variable-rate term notes in the amounts of $15 million and $10 million, with corresponding swap agreements to convert the variable interest rates into fixed rates of 2.00% and 2.49%, respectively. Proceeds associated with the $10 million delayed draw note were not received during the current quarter; therefore, the swap associated with that note currently has no financial impact. Midstream has two swap agreements corresponding to the $14 million and $10 million variable rate term notes. The swap agreements convert these two notes into fixed rate instruments with effective interest rates of 3.24% and 3.14%, respectively.  In addition, on November 1, 2021, Midstream entered into a promissory note in the amount of $8 million, with a corresponding swap agreement to convert the variable interest rate into a fixed rate of 2.443%.  The swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income. No portion of the swaps were deemed ineffective during the periods presented.

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

On November 1, 2021 Midstream entered into an unsecured promissory note in the principal amount of $8 million with an interest rate based on 30-day LIBOR plus 115 basis points maturing January 1, 2028. Related to this note, Midstream also entered into an interest rate swap agreement that effectively converts the variable rate note into a fixed rate instrument with an effective annual interest rate of 2.443%. The loan will convert into an installment loan with principal pay-down beginning in fiscal 2023. In addition, this note reduces the borrowing capacity defined by the Third Amendment to Credit Agreement and related Promissory Notes. The total borrowing capacity declined from $41 million to $33 million effective with the new promissory note.  All other terms of the Third Amendment to Credit Agreement remain unchanged.

On  September 24, 2021, Roanoke Gas entered into a Loan Agreement ("Agreement") and an unsecured Delayed Draw Promissory Note in the principal amount of $10 million ("Promissory Note"). Under the provisions of the Agreement, Roanoke Gas will receive a first advance of $5 million on or about  April 1, 2022 with the remaining $5 million to be received on or about  October 1, 2022. The Promissory Note has an interest rate of 30-day LIBOR plus 100 basis points and a maturity date of  October 1, 2028. The proceeds from this Promissory Note will be used to finance Roanoke Gas' infrastructure enhancement and replacement projects.  Also, on  September 24, 2021, Roanoke Gas entered into an interest rate swap agreement for $10 million corresponding to the term and draw provisions of the Agreement, which effectively converts the variable rate Promissory Note to a fixed instrument with an effective annual interest rate of 2.49%.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Long-term debt consists of the following:

	December 31, 2021		September 30, 2021
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior notes payable, at 4.26%, due September 18, 2034	$30,500,000	$123,089	$30,500,000	$125,502
Unsecured term note payable, at 30-day LIBOR plus 0.90%, due November 1, 2021	—	—	7,000,000	278
Unsecured term notes payable, at 3.58%, due October 2, 2027	8,000,000	27,692	8,000,000	28,896
Unsecured term notes payable, at 4.41%, due March 28, 2031	10,000,000	28,976	10,000,000	29,760
Unsecured term notes payable, at 3.60%, due December 6, 2029	10,000,000	28,182	10,000,000	29,062
Unsecured term note payable, at 30-day SOFR plus 1.20%, due August 20, 2026	15,000,000	—	—	—
Unsecured delayed draw note payable	—	32,258	—	21,545
Midstream:
Unsecured term notes payable, at 30-day LIBOR plus 1.35%, due December 29, 2022	28,540,200	11,923	33,610,200	14,904
Unsecured term note payable, at 30-day LIBOR plus 1.15%, due June 12, 2026	14,000,000	10,835	14,000,000	11,437
Unsecured term note payable, at 30-day LIBOR plus 1.20%, due June 1, 2024	10,000,000	5,697	10,000,000	6,286
Unsecured term note payable, at 30-day LIBOR plus 1.15%, due January 1, 2028	8,000,000	27,061	—	—
Total notes payable, current and non-current	134,040,200	295,713	123,110,200	267,670
Line-of-credit, at 30-day LIBOR plus 1.00%, due March 31, 2023	19,605,407	—	17,628,897	—
Total long-term debt	153,645,607	295,713	140,739,097	267,670
Less: current maturities of long-term debt	(28,540,200)	—	(7,000,000)	—
Total long-term debt, net current maturities	$125,105,407	$295,713	$133,739,097	$267,670

All debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization.  All of the debt agreements, except for the line-of-credit, provide for priority indebtedness to not exceed 15% of consolidated total assets.  The Company was in compliance with all debt covenants as of  December 31, 2021 and September 30, 2021.

RGC RESOURCES, INC. AND SUBSIDIARIES

8.	Other Comprehensive Income (Loss)

A summary of other comprehensive income and loss is provided below:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Three Months Ended December 31, 2021
Interest rate swaps:
Unrealized gains	$315,983	$(81,333)	$234,650
Transfer of realized losses to interest expense	171,863	(44,239)	127,624
Net interest rate swaps	487,846	(125,572)	362,274
Defined benefit plans:
Amortization of actuarial gains	(15,070)	3,879	(11,191)
Other comprehensive income	$472,776	$(121,693)	$351,083
Three Months Ended December 31, 2020
Interest rate swaps:
Unrealized gains	$89,770	$(23,107)	$66,663
Transfer of realized losses to interest expense	137,438	(35,376)	102,062
Net interest rate swaps	227,208	(58,483)	168,725
Defined benefit plans:
Amortization of actuarial losses	20,017	(5,153)	14,864
Other comprehensive income	$247,225	$(63,636)	$183,589

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

Reconciliation of Accumulated Other Comprehensive Income (Loss)

			Accumulated
			Other
	Interest Rate	Defined Benefit	Comprehensive
	Swaps	Plans	Income (Loss)
Balance at September 30, 2021	$(888,210)	$(647,224)	$(1,535,434)
Other comprehensive income (loss)	362,274	(11,191)	351,083
Balance at December 31, 2021	$(525,936)	$(658,415)	$(1,184,351)

RGC RESOURCES, INC. AND SUBSIDIARIES

9.	Commitments and Contingencies

COVID-19 and the related pandemic continues to impact local, state, national and global economies. Supply chain disruptions, labor shortages and inflation have supplanted quarantines and government restrictions as the primary examples of matters impacting economic conditions. Significant progress was made in distributing and administering vaccines to the public, which has allowed a return to mostly normal operating conditions. Restrictions implemented as a result of the pandemic have eased, allowing for increased business, recreational and travel activities. Natural gas consumption by the Company’s commercial customers has largely returned to pre-pandemic levels. However, recent surges in COVID-19 infections could result in the reinstatement of some or all of the restrictions previously in place. Management continues to monitor current conditions to ensure the continuation of safe and reliable service to customers and to maintain the safety of the Company's employees.

10.	Earnings Per Share

Basic earnings per common share for the three months ended December 31, 2021 and 2020 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares.

A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended December 31,
	2021	2020
Net income	$3,584,529	$4,723,263
Weighted average common shares	8,383,986	8,167,793
Effect of dilutive securities:
Options to purchase common stock	9,046	14,390
Diluted average common shares	8,393,032	8,182,183
Earnings per share of common stock:
Basic	$0.43	$0.58
Diluted	$0.43	$0.58

RGC RESOURCES, INC. AND SUBSIDIARIES

11.	Employee Benefit Plans

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

	Three Months Ended
	December 31,
	2021	2020
Components of net periodic pension cost:
Service cost	$162,072	$183,570
Interest cost	253,279	243,785
Expected return on plan assets	(457,888)	(503,936)
Recognized loss	36,600	125,535
Net periodic pension cost	$(5,937)	$48,954

	Three Months Ended
	December 31,
	2021	2020
Components of postretirement benefit cost:
Service cost	$24,450	$35,172
Interest cost	110,930	107,623
Expected return on plan assets	(166,541)	(149,122)
Recognized loss	—	38,664
Net postretirement benefit cost	$(31,161)	$32,337

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy:

	Fair Value Measurements - December 31, 2021
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swap	163,378	—	163,378	—
Total	$163,378	$—	$163,378	$—

Liabilities:
Natural gas purchases	$2,082,631	$—	$2,082,631	$—
Interest rate swaps	871,615	—	871,615	—
Total	$2,954,246	$—	$2,954,246	$—

	Fair Value Measurements - September 30, 2021
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Natural gas purchases	$2,728,935	$—	$2,728,935	$—
Interest rate swaps	1,196,083	—	1,196,083	—
Total	$3,925,018	$—	$3,925,018	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At December 31, 2021 and September 30, 2021, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements:

	Fair Value Measurements - December 31, 2021
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$28,540,200	—	—	$28,680,537
Notes payable	105,500,000	$—	$—	112,866,499
Total	$134,040,200	$—	$—	$141,547,036

	Fair Value Measurements - September 30, 2021
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$7,000,000	—	—	$7,000,000
Notes payable	$116,110,200	$—	$—	$124,691,896
Total	$123,110,200	$—	$—	$131,691,896

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying Treasury rate or other Treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of December 31, 2021 and September 30, 2021, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

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

Parent and Other - The category parent and other includes the unregulated activities of the Company as well as certain corporate eliminations.

Information related to the segments of the Company are provided below:

	Three Months Ended December 31, 2021
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$23,231,655	$—	$31,425	$23,263,080
Depreciation	2,270,694	—	—	2,270,694
Operating income (loss)	5,404,316	(51,560)	25,667	5,378,423
Equity in earnings	—	72,127	—	72,127
Interest expense	764,863	339,993	—	1,104,856
Income (loss) before income taxes	4,959,182	(316,881)	25,832	4,668,133

	Three Months Ended December 31, 2020
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$19,483,500	$—	$33,517	$19,517,017
Depreciation	2,153,398	—	—	2,153,398
Operating income (loss)	5,613,042	(50,847)	19,192	5,581,387
Equity in earnings	—	1,356,683	—	1,356,683
Interest expense	704,330	315,499	—	1,019,829
Income before income taxes	5,236,000	992,925	19,342	6,248,267

	December 31, 2021
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$242,149,871	$68,094,574	$12,986,447	$323,230,892

	September 30, 2021
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$231,737,427	$65,686,376	$12,685,390	$310,109,193

RGC RESOURCES, INC. AND SUBSIDIARIES

14.	Regulatory Assets and Liabilities

The Company’s regulated operations follow the accounting and reporting requirements of FASB ASC No. 980, Regulated Operations. The economic effects of regulation can result in a regulated company deferring costs that have been or are expected to be recovered from customers in a period different from the period in which the costs would ordinarily be charged to expense by an unregulated enterprise. When this situation occurs, costs are deferred as assets in the condensed consolidated balance sheet (regulatory assets) and amortized into expense over periods when such amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for current collection in rates of costs that are expected to be incurred in the future (regulatory liabilities). In the event the provisions of FASB ASC No. 980 no longer apply to any or all regulatory assets or liabilities, the Company would write off such amounts and include the effects in the condensed consolidated statements of income and comprehensive income in the period which FASB ASC No. 980 no longer applied.

Regulatory assets included in the Company’s accompanying balance sheets are as follows:

	December 31, 2021	September 30, 2021
Assets:
Current Assets:
Regulatory assets:
Accrued WNA revenues	$1,252,121	$8,104
Under-recovery of gas costs	4,225,105	5,048,164
Under-recovery of SAVE Plan revenues	97,458	305,502
Accrued pension and postretirement medical	155,011	206,679
Other deferred expenses	84,315	88,004
Total current	5,814,010	5,656,453
Utility Property:
In service:
Other	11,945	11,945
Construction work in progress:
AFUDC	386,189	386,189
Other Assets:
Regulatory assets:
Premium on early retirement of debt	1,455,886	1,484,433
Accrued pension and postretirement medical	5,154,713	5,154,713
Other deferred expenses	127,033	130,613
Total non-current	6,737,632	6,769,759

Total regulatory assets	$12,949,776	$12,824,346

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory liabilities included in the Company’s accompanying balance sheets are as follows:

	December 31, 2021	September 30, 2021
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Deferred income taxes	$332,361	$329,959
Other deferred liabilities	388,786	—
Total current	721,147	329,959
Deferred Credits and Other Liabilities:
Asset retirement obligations	7,740,028	7,628,958
Regulatory cost of retirement obligations	13,953,370	13,640,567
Regulatory Liabilities:
Deferred income taxes	12,789,608	12,891,242
Total non-current	34,483,006	34,160,767

Total regulatory liabilities	$35,204,153	$34,490,726

As of December 31, 2021 and September 30, 2021, the Company had regulatory assets in the amount of $12,937,831 and $12,812,401, respectively, on which the Company did not earn a return during the recovery period.

15.	Subsequent Events

On January 25, 2022, the Fourth Circuit vacated certain permits issued by the Bureau of Land Management and the U.S. Forest Service to the LLC in respect of the Jefferson National Forest.  On February 3, 2022, the Fourth Circuit vacated the Biological Opinion and Incidental Take Statement issued by the U.S. Fish and Wildlife Service for the MVP project. The full impact of these decisions is not yet known and the LLC is continuing to evaluate these developments, including effects to the project timing and costs.  Further, management will continue monitoring the status of the project for circumstances that may lead to future impairment of the Company’s investment in the LLC, including but not limited to significant construction delays or further denials of necessary permits and approvals. The amount and timing of any such impairment would depend on the specific circumstances.

The Company has evaluated subsequent events through the date the financial statements were issued.  There were no items not otherwise disclosed which would have materially impacted the Company’s condensed financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, Resources may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, operational impacts and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2021 Annual Report on Form 10-K and this Form 10-Q. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.

Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.

The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2022. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the natural gas business.

COVID-19

As discussed under Item 1A "Risk Factors" in the Company’s 2021 Annual Report on Form 10-K, COVID-19 and the resulting pandemic continues to impact the local, state, national and global economies. Supply chain disruptions, labor shortages and inflation have continued as the primary examples of matters impacting economic conditions. Significant progress was made in distributing and administering vaccines to the public through December 31, 2021, which has allowed a return to mostly normal operating conditions. Most restrictions implemented as a result of the pandemic have been eased, including Virginia’s state of emergency, allowing for increased business, recreational and travel activities. Natural gas consumption by the Company’s commercial customers has largely returned to pre-pandemic levels. However, the easing of restrictions and the existence of variant strains of COVID-19 have led to a rise in infections nationally and throughout the Company’s service territory. Management continues to monitor current conditions to ensure the continuation of safe and reliable service to customers and to maintain the safety of the Company's employees.

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

The utility operations of Roanoke Gas are regulated by the SCC, which oversees the terms, conditions, and rates charged to customers for natural gas service, safety standards, extension of service and depreciation. Nearly all of the Company’s revenues, excluding equity in earnings of MVP, are derived from the sale and delivery of natural gas to Roanoke Gas customers based on rates authorized by the SCC. These rates are designed to provide the Company with the opportunity to recover its gas and non-gas expenses and to earn a reasonable rate of return for shareholders based on normal weather.

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

The Company’s non-gas base rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal non-gas rate application with the SCC. Generally, investments related to extending service to new customers are recovered through the additional revenues generated by the non-gas base rates currently in place. The investment in replacing and upgrading existing infrastructure is generally not recoverable until a formal rate application is filed to include the additional investment, and new non-gas base rates are approved. The SAVE Rider provides the Company with a mechanism through which it recovers costs related to SAVE qualified infrastructure investments on a prospective basis, until a formal rate application is filed to incorporate these investments in non-gas base rates. The SAVE Plan and Rider were reset effective January 2019, when the recovery of all prior SAVE Plan investment was incorporated into the current non-gas rates. Accordingly, SAVE Plan revenues increased by approximately $223,000 during the  three month period ended December 31, 2021 compared to the same period last year. The increases in SAVE revenues reflect the Company's cumultative investment in qualified SAVE Plan infrastructure since the SAVE Plan and Rider were last updated.

The WNA model reduces the volatility in earnings due to the variability in temperatures during the heating season. The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when weather is colder than normal. The WNA allows the Company to recover from its customers the lost margin (excluding gas costs) from the impact of weather that is warmer than normal and correspondingly requires the Company to refund the excess margin earned for weather that is colder than normal. Any billings or refunds related to the WNA are completed following each WNA year, which extends for the 12-month period from April to March.  For the three months ended December 31, 2021, the Company accrued approximately $1,244,000 in additional revenues under the WNA model for weather that was nearly 22% warmer than normal, compared to approximately $947,000 in additional revenue for weather that was 16% warmer than normal during the same period last year.

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company also has an approved rate structure in place that mitigates the impact of financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue by applying the ICC factor, based on the Company’s weighted-average cost of capital, including interest rates on short-term and long-term debt, and the Company’s authorized return on equity, to the average cost of natural gas inventory during the period. Total ICC revenues increased by approximately $51,000 for the three month period ended December 31, 2021, compared to the corresponding period last year, as rising natural gas commodity prices during the summer storage refill period resulted in a higher average cost of natural gas in storage.

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

The Company has recognized significant non-cash income from equity in earnings of MVP in the past through recording AFUDC. Effective January 1, 2021, the LLC suspended accruing AFUDC on the project due to a reduction in growth construction activities as it changed its approach in seeking authorization to cross all remaining streams and wetlands on the project route and due to various legal and regulatory challenges and requirements. Beginning in April 2021, the LLC resumed accruing a limited amount of AFUDC associated with certain growth construction activities through October 2021.  AFUDC accruals were suspended in November 2021 for the winter season and will resume when growth construction activities restart.  AFUDC accruals should continue during such growth construction activities upon their resumption until such time as MVP is placed in service.  Once in-service, future earnings will be derived from fees to transport natural gas on the pipeline.

Subsequent to December 31, 2021, the Fourth Circuit took action to vacate certain permits required to complete the MVP, thereby creating potential uncertainty as to the timing of completion and the ultimate cost of the project.  For more information, see Equity Investment in Mountain Valley Pipeline section below.

Results of Operations

The analysis on the results of operations is based on the consolidated operations of the Company, which is primarily associated with the utility segment. Additional segment analysis is provided when Midstream's investment in affiliates represents a significant component of the comparison.

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

Three Months Ended December 31, 2021:

Net income decreased by $1,138,734, or 24%, for the three months ended December 31, 2021, compared to the same period last year, primarily due to lower AFUDC earnings on the MVP investment.

RGC RESOURCES, INC. AND SUBSIDIARIES

The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended December 31,
	2021	2020	Increase / (Decrease)	Percentage
Operating Revenues
Gas Utility	$23,231,655	$19,483,500	$3,748,155	19%
Non Utility	31,425	33,517	(2,092)	(6)%
Total Operating Revenues	$23,263,080	$19,517,017	$3,746,063	19%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	1,910,730	2,050,223	$(139,493)	(7)%
Transportation and Interruptible	777,441	816,656	(39,215)	(5)%
Total Delivered Volumes	2,688,171	2,866,879	$(178,708)	(6)%
HDD	1,161	1,248	(87)	(7)%

Total operating revenues for the three months ended December 31, 2021, compared to the same period last year, increased by 19% due to a combination of significantly higher natural gas commodity prices and pipeline and storage fees and an increase in SAVE revenues, partially offset by a decline in total delivered volumes. The Company experienced both rising natural gas prices over the last year and rate increases from the interstate pipelines and underground natural gas storage operators who deliver and store natural gas.  The commodity price of natural gas increased by 54% per DTH, while the demand component (pipeline and storage fees) increased by 65% per DTH on lower natural gas deliveries.  These higher costs are passed on to customers through the PGA mechanism. SAVE Plan revenues increased by approximately $223,000 due to the continuing investment in qualified SAVE infrastructure projects.  The three months ended December 31, 2021 had 87, or 7%, fewer heating degree days than the same period last year, which resulted in a corresponding reduction in the weather sensitive residential and commercial volumes. If adjusted for the WNA effect of the shortfall in heating degree days, the residential and commercial volumes would have been nearly the same as the WNA adjusted volumes in the prior year. Transportation and interruptible volumes, primarily driven by business activity rather than weather, declined by 5% due to a single multi-fuel customer that switched its primary fuel from natural gas to an alternate source in November 2020.

	Three Months Ended December 31,
	2021	2020	Increase	Percentage
Gross Utility Margin
Gas Utility Revenues	$23,231,655	$19,483,500	$3,748,155	19%
Cost of Gas - Utility	11,316,405	7,700,699	3,615,706	47%
Gross Utility Margin	$11,915,250	$11,782,801	$132,449	1%

Gross utility margin increased from the same period last year as a result of the aforementioned higher SAVE revenues and higher ICC revenues, partially offset by the reduction in transportation and interruptible deliveries.  ICC revenues increased by approximately $51,000 due to higher natural gas inventory balances attributable to rising natural gas commodity prices. As noted above, the lower margin transportation and interruptible volumes declined by 5% from the same period last year.  Excluding the multi-fuel customer's usage from both periods, total transportation and interruptible volumes would have increased by 5%.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of and the change in gas utility margin are summarized below:

	Three Months Ended December 31,
	2021	2020	Increase / (Decrease)
Customer Base Charge	$3,636,677	$3,622,465	$14,212
Carrying Cost	177,331	126,756	50,575
SAVE Plan	727,373	504,698	222,675
Volumetric	6,083,354	6,547,592	(464,238)
WNA	1,244,017	946,971	297,046
Other Revenues	46,498	34,319	12,179
Total	$11,915,250	$11,782,801	$132,449

Operations and maintenance expenses increased by $188,192, or 5%, over the same period last year primarily due to higher bad debt expense and corporate insurance premiums. Bad debt expense increased for the quarter due to higher billings related to rising natural gas prices, while during the same period last year CARES Act funds offset bad debt expense. Corporate insurance premiums related to property and liability insurance increased by nearly $50,000, or 19%, due to insurance market conditions.

General taxes increased by $29,185, or 5%, primarily due to higher property taxes related to ongoing investments in infrastructure replacement, system reinforcements and customer growth.

Depreciation expense increased by $117,296, or more than 5%, on a comparable increase in utility plant balances.

Equity in earnings of unconsolidated affiliate decreased by $1,284,556, as limited growth construction activities temporarily ceased at the end of October 2021.  The same period last year included AFUDC recorded on the entire project throughout the quarter.  The amount of AFUDC recognized in future periods will be dependent on the level and timing of construction activities required to complete the MVP.  See Equity Investment in Mountain Valley Pipeline section below for additional information.

Other income, net decreased by $7,587, or 2%, primarily due to an approximately $86,000 decrease in the non-service cost components of net periodic benefit costs partially offset by the absence of the equity portion of AFUDC and reduction in the utilization fee.  The reduction in the non-service cost component is attributable to the reduction in the amortization of the actuarial losses due to the improved funding position of the defined benefit plans.  In the final order on the Company's 2019 non-gas rate application, the SCC allowed Roanoke Gas to defer financing costs related to the two natural gas transfer stations that will interconnect Roanoke Gas' distribution system with the MVP.  Roanoke Gas temporarily ceased the recognition of AFUDC on these stations effective January 2021 until such time construction activites resume.  The utilization fee under the revenue sharing agreement declined per the terms of the asset management agreement with Sequent Energy.

Interest expense increased by $85,027, or 8%, as the total average debt outstanding increased by 17% between quarters. The higher borrowing levels, derived from the ongoing investment in MVP and financing expenditures in support of Roanoke Gas' capital budget, were offset by an 8% reduction in the weighted-average interest rate on the Company's debt. Interest expense was also impacted by the absence of the debt portion of AFUDC related to Roanoke Gas' two gate stations during the current quarter.

Roanoke Gas' interest expense increased by $60,533 primarily due to a $14.8 million increase in total average debt outstanding for the period, net of a reduction in the average interest rate from 3.53% to 3.23% associated with the issuance of the $15 million note on October 1, 2021 with a 2.0% swap adjusted rate.

RGC RESOURCES, INC. AND SUBSIDIARIES

Midstream's interest expense increased by $24,494 primarily due to a $7.2 million increase in total average debt outstanding for the period, net of a reduction in the average interest rate from 2.40% to 2.27% associated with the decline in the average variable interest rate of Midstream's credit facility.

Income tax expense decreased by $441,400, corresponding to a 25% reduction in taxable income. The effective tax rate was 23.2% and 24.4% for the three month periods ended December 31, 2021 and 2020, respectively.  The reduction in the effective tax rate is attributable to the amortization of the deferred R&D tax credit associated with the tax credit study and amended tax filings conducted in fiscal 2021.

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

There have been no significant changes to the critical accounting policies as reflected in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

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

Equity Investment in Mountain Valley Pipeline

Recent construction activity has been limited based on legal and regulatory challenges. Although certain permits and authorizations were received in the first quarter of fiscal 2022, there remain pending challenges and authorization requests impacting current progress.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

Related to seeking the Army Corps Individual Permit, on March 4, 2021, the LLC submitted applications to each of the West Virginia Department of Environmental Protection (WVDEP) and the Virginia Department of Environmental Quality (VADEQ) seeking Section 401 water quality certification approvals or waivers (such approvals or waivers, the State 401 Approvals).  The State 401 Approvals were both issued in December 2021. In early June 2021, the FERC issued a notice of schedule for the LLC's CPCN amendment application. FERC issued its environmental assessment August 13, 2021.   As discussed in Note 15 to the consolidated financial statements, in January 2022, the LLC’s authorizations related to the Jefferson National Forest (JNF) received from the Bureau of Land Management and the U.S. Forest Service were vacated by the Fourth Circuit. On February 3, 2022, the Fourth Circuit vacated the Biological Opinion and Incidental Take Statement issued by the United States Department of the Interior’s Fish and Wildlife Service for the MVP project. The full impact of these decisions is not yet known and the LLC is continuing to evaluate these developments.

In addition to addressing the authorizations in respect of the JNF, as well as the Biological Opinion and Incidental Take Statement, and any regulatory requirements as a result thereof, the LLC must, in order to complete the MVP project, among other things, timely receive (i) the Army Corps Individual Permit (as well as timely receive, as necessary, certain other state-level approvals) and (ii) authorization from the FERC to amend the CPCN to utilize alternative trenchless construction methods for certain stream and wetland crossings. The LLC also must (i) continue to have available the orders previously issued by the FERC modifying its prior stop work orders and extending the LLC’s prescribed time to complete the MVP project; and (ii) timely receive authorization from the FERC to complete construction work in the portion of the project route currently remaining subject to the FERC's previous stop work order in the JNF. In each case, any such foregoing or other authorizations must remain in effect notwithstanding any pending or future challenge thereto. Failure to achieve any one of the above items could lead to additional delays and higher project costs.

Resources' current earnings from the MVP investment are attributable to AFUDC income generated by the LLC. The LLC temporarily suspended the accrual of AFUDC on the project from January 1, 2021 (due to a temporary reduction in growth construction activities) through March 31, 2021.  Limited growth construction activities resumed in April 2021, and the LLC began accruing AFUDC associated with those activities.  The LLC suspended the accrual of AFUDC for the winter curtailment period, which began in November 2021, and will continue until such time as growth construction activities resume. Additionally, Roanoke Gas continues the suspension of AFUDC accruals on its two gate stations that will interconnect with the MVP until such time as construction activities resume on the respective gate stations.

Management conducted an assessment of its MVP investment in accordance with the provisions of ASC 323, Investments - Equity Method and Joint Ventures. This assessment included a third-party valuation. As a result of its evaluation, management has concluded that the investment is not currently impaired as of December 31, 2021. Furthermore, the LLC has conducted its own evaluation of the project under ASC 360, Plant, Property and Equipment and concluded that no impairment exists as of December 31, 2021. Management will continue monitoring the status of the project for circumstances that may lead to future impairment, including any significant delays or denials of necessary permits and approvals. If necessary, the amount and timing of any future impairment would be dependent on the specific circumstances at the time of evaluation.

In April 2018, the LLC announced the MVP Southgate project and submitted Southgate's certificate application to the FERC in November 2018. The Final Environmental Impact Statement for the project was issued on February 14, 2020. In June 2020, the FERC issued the CPCN for the MVP Southgate; however, the FERC, while authorizing the project, directed the Office of Energy Projects not to issue a notice to proceed with construction until necessary federal permits are received for the MVP project and the Director of the Office of Energy Projects lifts the stop work order and authorizes the LLC to continue constructing the MVP. On August 11, 2020, the North Carolina Department of Environmental Quality (NCDEQ) denied Southgate's application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization due to timing of the MVP project's completion. On March 11, 2021, the Fourth Circuit, pursuant to an appeal filed by the LLC, vacated the NCDEQ's denial and remanded the matter to the NCDEQ for additional review. On April 29, 2021, the NCDEQ reissued its denial of Southgate's application. On December 3, 2021, the Virginia State Air Pollution Control Board denied the permit for the MVP Southgate project’s Lambert compressor station, which decision the LLC has appealed (and such appeal is pending).  The LLC is continuing to evaluate these matters, as well as factors specific to the MVP project discussed in Note 15 to the consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory

During much of fiscal 2021, Roanoke Gas operated under a service disconnection moratorium under which the Company was prohibited from disconnecting residential customers for non-payment of their natural gas service and from assessing late payment fees; therefore, residential customers that ordinarily would have been disconnected for non-payment continued incurring charges for gas service. As a result, the Company’s arrearage balances reached historically high levels.

In December 2020, Roanoke Gas received $403,000 in CARES Act funds to assist customers with growing past due balances. The Company was able to apply the full amount to eligible customer accounts during the second and third fiscal quarters. In November 2021, Roanoke Gas received $858,556 in ARPA funds to assist customers with growing past due balances based on arrearage balances as of August 31, 2021.  The Company was able to apply the full amount of these funds to customer accounts in December 2021.

In April 2020, the SCC issued an order allowing regulated utilities in Virginia to defer certain incremental, prudently incurred costs associated with the COVID-19 pandemic and to apply for recovery at a future date. Roanoke Gas deferred certain COVID-19 related costs during the first quarter of fiscal 2022.

Roanoke Gas continues to recover the costs of its infrastructure replacement program through its SAVE Rider. In May 2021, the Company filed its most recent SAVE application with the SCC to update the SAVE Plan and Rider for the period October 2021 through September 2022. The updated SAVE Rider is designed to collect approximately $3.45 million in annual revenues, an increase of approximately $1.1 million from the SAVE Rider in effect during fiscal 2021. The Company received a final order on August 25, 2021, in which the SCC approved the Company’s requested revenue requirement.

Capital Resources and Liquidity

Due to the capital intensive nature of the utility business, as well as the related weather sensitivity, the Company’s primary capital needs are the funding of its capital projects, investment in the MVP, the seasonal funding of its natural gas inventories and accounts receivable and the payment of dividends. To meet these needs, the Company relies on its operating cash flows, credit availability under short-term and long-term debt agreements and proceeds from the sale of its common stock.

Cash and cash equivalents increased by $233,557 and $445,599 for the three-month periods ended December 31, 2021 and 2020, respectively. The following table summarizes the sources and uses of cash:

	Three Months Ended December 31,
Cash Flow Summary	2021	2020
Net cash provided by (used in) operating activites	$(3,544,766)	$152,910
Net cash used in investing activities	(7,832,913)	(7,853,311)
Net cash provided by financing activities	11,611,236	8,146,000
Increase in cash and cash equivalents	$233,557	$445,599

Cash Flows Provided by (Used in) Operating Activities:

The seasonal nature of the natural gas business causes operating cash flows to fluctuate significantly during the year as well as from year to year. Several factors, including weather, energy prices, natural gas storage levels and customer collections, contribute to working capital levels and related cash flows. Generally, operating cash flows are positive during the second and third fiscal quarters as a combination of earnings, declining storage gas levels and collections on customer accounts all contribute to higher cash levels. During the first and fourth fiscal quarters, operating cash flows generally decrease due to increases in natural gas storage levels and rising customer receivable balances.

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash flows from operating activities for the three months ended December 31, 2021 decreased by $3,697,676 compared to the same period last year. The decrease was primarily driven by changes in accounts payable and accounts receivable.

The table below summarizes the significant operating cash flow components:

	Three Months Ended December 31,
Cash Flow From Operating Activities:	2021	2020	Increase / (Decrease)
Net income	$3,584,529	$4,723,263	$(1,138,734)
Non-cash adjustments:
Depreciation	2,329,409	2,215,525	113,884
Equity in earnings	(72,127)	(1,356,683)	1,284,556
AFUDC	—	(55,980)	55,980
Changes in working capital and regulatory assets and liabilities:
Accounts receivable	(7,105,030)	(6,513,338)	(591,692)
Accounts payable	(1,320,430)	1,320,516	(2,640,946)
WNA	(1,244,017)	(935,992)	(308,025)
Deferred taxes	265,238	702,747	(437,509)
Other	17,662	52,852	(35,190)
Net cash provided by (used in) operating activites	$(3,544,766)	$152,910	$(3,697,676)

Higher natural gas commodity prices, combined with the service disconnection moratorium that was in place during much of fiscal 2021, continue to drive accounts receivable balances higher year over year resulting in a $0.6 million decrease in operating cash flow. Related changes in accounts payable balances caused operating cash flow to decrease by $2.6 million compared to fiscal 2021. Accounts payable balances are typically higher in December than September because, as the cooler weather increases customer usage, the Company purchases higher gas volumes to meet customer demand. In fiscal 2022, a much warmer-than-normal December drove a decline in purchased gas volumes resulting in a lower accounts payable balance as compared to September 2021. Warmer weather increased WNA receivable balances during the period resulting in a $0.3 million decline in cash flows.

Cash Flows Used in Investing Activities:

Investing activities primarily consist of expenditures related to investment in Roanoke Gas' utility plant, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and gas distribution system facilities and expansion of its natural gas system to meet the demands of customer growth, as well as Midstream's continued investment in the MVP. The Company is continuing its focus on SAVE infrastructure replacement projects, including the replacement of pre-1973 first generation plastic pipe and extending the natural gas distribution system to unserved developments within its existing service territory. Roanoke Gas' total capital expenditures for the three-months ended December 31, 2021 were approximately $5.7 million compared to $5.3 million during the same period last year. Capital expenditures for fiscal 2022 are expected to increase approximately $5 million over the prior year due to a one-time gas supply infrastructure project.

Midstream's total cash investment in the MVP decreased 15% to $2.1 million for the three months ended December 31, 2021, as compared to the same period in the prior year, as a result of reduced pipeline construction activity.

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash Flows Provided by Financing Activities:

Financing activities generally consist of borrowings and repayments under credit agreements, issuance of stock and the payment of dividends. Net cash flows provided by financing activities were $11.6 million, for the three months ended December 31, 2021, compared to $8.1 million for the same period last year. The increase in financing cash flows is primarily attributable to increased borrowings, related to the fiscal 2022 net placement of $8 million in unsecured notes ($15 million issuance less a $7 million matured note) to provide financing for Roanoke Gas' capital budget and the funding requirements in Midstream's MVP investment.

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

On November 1, 2021 Midstream entered into an unsecured promissory note in the principal amount of $8 million with an interest rate based on 30-day LIBOR plus 115 basis points maturing December 1, 2027. Related to this note, Midstream also entered into an interest rate swap agreement that effectively converts the variable rate note into a fixed rate instrument with an effective annual interest rate of 2.443%. The loan will convert into an installment loan with principal pay-down beginning in fiscal 2023. In addition, this note reduces the borrowing capacity defined by the Third Amendment to Credit Agreement and related Promissory Notes. The total borrowing capacity declined from $41 million to $33 million effective with the new promissory note.  All other terms of the Third Amendment to Credit Agreement remain unchanged.

Management regularly evaluates the Company’s liquidity through a review of its available financing resources including the impact of COVID-19 on its cash flows. Management believes it has positioned the Company with access to sufficient financing resources to meet its cash requirements over the next year. The line-of-credit agreement will continue to provide the needed working capital and the ATM program will allow for supplemental equity funding as market conditions allow. Furthermore, the Company can draw funds under one of its two private shelf facility credit agreements or adjust Roanoke Gas’ capital spending to reduce funding requirements if necessary.

The Company did not issue any shares through its ATM program during the first fiscal quarter ended December 31, 2021. Management plans to utilize the ATM program going forward as market conditions allow.

Midstream has borrowing capacity of $33 million under its current credit facility, which matures in December 2022. As of December 31, 2021, $28.5 million had been utilized. This credit facility will provide additional financing capacity for MVP funding; however, due to ongoing delays, additional financing will be required. For further discussion regarding Midstream's borrowing capacity, see the "Equity Investment in Mountain Valley Pipeline" section above.

As of December 31, 2021, Resources' long-term capitalization ratio was 40% equity and 60% debt.

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

Through December 31, 2021, the Company has evaluated, under the supervision and with the participation of management, including the chief executive officer and the interim chief financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls. There were no control changes during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

No material proceedings.

ITEM 1A – RISK FACTORS

The Company has updated the following risk factor as previously disclosed in Resources' Annual Report on Form 10-K for the year ended September 30, 2021.

Investment in Mountain Valley Pipeline, LLC.

On January 25, 2022, the Fourth Circuit vacated certain permits issued by the Bureau of Land Management and the U.S. Forest Service to the LLC in respect to the Jefferson National Forest.  On February 3, 2022, the Fourth Circuit vacated the Biological Opinion and Incidental Take Statement issued by the U.S. Fish and Wildlife Service for the MVP project.  The full impact of these decisions is not yet known, including effects to the project timing and costs. Future circumstances, including but not limited to significant construction delays or further denials of necessary permits and approvals, could lead to future impairment of the Company's investment in the LLC.

The success of the Company's investment in the LLC is predicated on several key factors including but not limited to the ability of all investors to meet their capital calls when due, timely state and federal approvals and resolving legal challenges to same and completing the construction of the pipeline. Any significant delay, cost over-run or the failure to receive the requisite approvals on a timely basis, or at all, could have a significant effect on the Company's earnings and financial position.

Although the LLC initially received the necessary federal and state permits to construct the pipeline, progress on the MVP has been hindered by several legal and regulatory obstacles as the Fourth Circuit, FERC and other governmental agencies have vacated certain agency actions and issued stays, stop orders or delayed authorizations affecting portions or all of the project pending resolution of issues or concerns raised as the project has progressed.  In addition to needing to address the matters referenced above regarding the Jefferson National Forest and Biological Opinion and Incidental Take Statement, other regulatory and legal matters continue to affect the project, including that the LLC is currently waiting on resolution of the remaining permits needed for the streams and wetlands crossings and FERC has not yet granted a revised authorization to complete construction work in an eight mile section off the pipeline route.

Ongoing obstacles as discussed above have in the past caused, and may in the future cause, delays in construction and have resulted, and may further result, in significantly higher projected costs and an extended targeted in-service date for the pipeline. These cost overruns may not be approved for recovery or be recovered through other regulatory mechanisms, and the LLC could be obligated to make delay or termination payments or be responsible for other contractual damages. The LLC could also experience the loss of tax incentives, or delayed or diminished returns, and could be required to write-off all or a portion of its investment in the project. New or extended regulatory, legislative or judicial actions or challenges could lead to additional delays and even higher costs, which could affect future returns for the LLC and materially impact Resources consolidated financial position and results of operations, including Resources ability to pay shareholder dividends at the current level or remain in compliance with credit agreement covenants.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Number	Description
10.1	Promissory Note in the principal amount of $8,000,000 by RGC Midstream, LLC with Atlantic Union Bank, dated as of November 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 4, 2021)
10.2

Loan Agreement by and between RGC Midstream, LLC and Atlantic Union Bank, dated as of November 1, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 4, 2021)

10.3	Swap Agreement by and between RGC Midstream, LLC and Atlantic Union Bank executed on November 1, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on November 4, 2021)
10.4	Guaranty by RGC Resources, Inc. with Atlantic Union Bank, dated as of November 1, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on November 4, 2021)
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RGC Resources, Inc.

Date: February 7, 2022	By:	/s/ Lawrence T. Oliver
Lawrence T. Oliver
Vice President, Interim Chief Financial Officer, Corporate Secretary and Treasurer
(Principal Financial Officer)