Form 10-Q
period 2022-03-31
RGC RESOURCES INC
filed 2022-05-06
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30 2022
Common Stock, $5 Par Value	9,791,422

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

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

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FERC	Federal Energy Regulatory Commission

Fourth Circuit	U.S. Fourth Circuit Court of Appeals

GAAP	Generally Accepted Accounting Principles in the United States

HDD	Heating degree day, a measurement designed to quantify the demand for energy. It is the number of degrees that a day’s average temperature falls below 65 degrees Fahrenheit

ICC	Inventory carrying cost revenue, an SCC approved rate structure that mitigates the impact of financing costs on natural gas inventory

IRS	Internal Revenue Service

KEYSOP	RGC Resources, Inc. Key Employee Stock Option Plan

LDI	Liability Driven Investment approach, a strategy which reduces the volatility in the pension plan's funded status and expense by matching the duration of the fixed income investments with the duration of the corresponding pension liabilities

LIBOR	London Inter-Bank Offered Rate

LLC	Mountain Valley Pipeline, L.L.C., a joint venture established to design, construct and operate MVP and Southgate

LNG	Liquefied natural gas, the cryogenic liquid form of natural gas. Roanoke Gas operates and maintains a plant capable of producing and storing up to 200,000 dth of liquefied natural gas

MGP	Manufactured gas plant

Midstream	RGC Midstream, L.L.C., a wholly-owned subsidiary of Resources created to invest in pipeline projects including MVP and Southgate

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

SCC	Virginia State Corporation Commission, the regulatory body with oversight responsibilities of the utility operations of Roanoke Gas

SEC	U.S. Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

Southgate	Mountain Valley Pipeline, LLC’s Southgate project, which extends from the MVP in south central Virginia to central North Carolina, of which Midstream holds less than a 1% investment

S&P 500 Index	Standard & Poor’s 500 Stock Index

TCJA	Tax Cuts and Jobs Act of 2017

WNA	Weather Normalization Adjustment, an ARP mechanism which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average

Some of the terms above may not be included in this filing

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	September 30,
	Unaudited	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,431,990	$1,518,317
Accounts receivable (less allowance for credit losses of $712,100, and $242,010, respectively)	10,997,174	4,949,900
Materials and supplies	1,043,133	1,031,666
Gas in storage	2,063,974	7,867,470
Prepaid income taxes	2,118,634	3,104,950
Regulatory assets	1,997,076	5,656,453
Interest rate swap	312,511	—
Other	4,556,142	1,015,099
Total current assets	32,520,634	25,143,855
UTILITY PROPERTY:
In service	280,362,362	272,382,539
Accumulated depreciation and amortization	(78,862,695)	(76,038,433)
In service, net	201,499,667	196,344,106
Construction work in progress	17,209,963	15,305,578
Utility plant, net	218,709,630	211,649,684
OTHER ASSETS:
Regulatory assets	6,706,015	6,769,759
Investment in unconsolidated affiliates	27,321,251	64,867,319
Benefit plan assets	1,344,713	1,259,639
Deferred income taxes	337,757	—
Interest rate swap	1,046,987	—
Other	371,498	418,937
Total other assets	37,128,221	73,315,654
TOTAL ASSETS	$288,358,485	$310,109,193

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	September 30,
	Unaudited	2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$19,705,200	$7,000,000
Dividends payable	1,908,139	1,549,841
Accounts payable	5,809,165	7,729,707
Capital contributions payable	773,090	2,140,637
Customer credit balances	682,959	1,539,680
Income taxes payable	88,080	—
Customer deposits	1,583,542	1,571,342
Accrued expenses	2,831,418	3,819,977
Interest rate swaps	—	332,389
Regulatory liabilities	3,195,059	329,959
Total current liabilities	36,576,652	26,013,532
LONG-TERM DEBT:
Notes payable	105,125,000	116,110,200
Line-of-credit	—	17,628,897
Less unamortized debt issuance costs	(283,922)	(267,670)
Long-term debt, net	104,841,078	133,471,427
DEFERRED CREDITS AND OTHER LIABILITIES:
Interest rate swaps	—	863,694
Asset retirement obligations	7,876,084	7,628,958
Regulatory cost of retirement obligations	14,126,243	13,640,567
Benefit plan liabilities	885,806	949,851
Deferred income taxes	5,883,375	14,948,213
Regulatory liabilities	12,706,518	12,891,242
Total deferred credits and other liabilities	41,478,026	50,922,525
STOCKHOLDERS’ EQUITY:
Common stock, $5 par; authorized 20,000,000 shares; issued and outstanding 9,789,895 and 8,375,092 shares, respectively	48,949,475	41,875,460
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	40,978,942	19,705,387
Retained earnings	15,194,355	39,656,296
Accumulated other comprehensive income (loss)	339,957	(1,535,434)
Total stockholders’ equity	105,462,729	99,701,709
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$288,358,485	$310,109,193

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
OPERATING REVENUES:
Gas utility	$29,499,219	$28,221,274	$52,730,874	$47,704,774
Non utility	30,464	32,388	61,889	65,905
Total operating revenues	29,529,683	28,253,662	52,792,763	47,770,679
OPERATING EXPENSES:
Cost of gas - utility	14,923,575	14,447,057	26,239,980	22,147,756
Cost of sales - non utility	4,756	4,580	8,791	9,967
Operations and maintenance	4,242,007	3,931,470	7,932,321	7,433,592
General taxes	647,253	642,825	1,250,462	1,216,849
Depreciation and amortization	2,268,704	2,128,304	4,539,398	4,281,702
Total operating expenses	22,086,295	21,154,236	39,970,952	35,089,866
OPERATING INCOME	7,443,388	7,099,426	12,821,811	12,680,813
Equity in earnings (loss) of unconsolidated affiliate	(445)	(3,797)	71,682	1,352,886
Impairment of unconsolidated affiliates	(39,822,213)	—	(39,822,213)	—
Other income, net	344,510	287,548	666,949	617,574
Interest expense	1,103,844	1,007,764	2,208,700	2,027,593
INCOME (LOSS) BEFORE INCOME TAXES	(33,138,604)	6,375,413	(28,470,471)	12,623,680
INCOME TAX EXPENSE (BENEFIT)	(8,644,175)	1,607,935	(7,560,571)	3,132,939
NET INCOME (LOSS)	$(24,494,429)	$4,767,478	$(20,909,900)	$9,490,741
BASIC EARNINGS (LOSS) PER COMMON SHARE	$(2.89)	$0.58	$(2.48)	$1.16
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(2.89)	$0.58	$(2.48)	$1.16
DIVIDENDS DECLARED PER COMMON SHARE	$0.195	$0.185	$0.390	$0.370

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
NET INCOME (LOSS)	$(24,494,429)	$4,767,478	$(20,909,900)	$9,490,741
Other comprehensive income (loss), net of tax:
Interest rate swaps	1,535,499	494,294	1,897,773	663,019
Defined benefit plans	(11,191)	14,864	(22,382)	29,728
OTHER COMPREHENSIVE INCOME, NET OF TAX	1,524,308	509,158	1,875,391	692,747
COMPREHENSIVE INCOME (LOSS)	$(22,970,121)	$5,276,636	$(19,034,509)	$10,183,488

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

UNAUDITED

	Six Months Ended March 31, 2022
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2021	$41,875,460	$19,705,387	$39,656,296	$(1,535,434)	$99,701,709
Net Income	—	—	3,584,529	—	3,584,529
Other comprehensive income	—	—	—	351,083	351,083
Cash dividends declared ($0.195 per share)	—	—	(1,642,324)	—	(1,642,324)
Issuance of common stock (13,914 shares)	69,570	230,278	—	—	299,848
Balance - December 31, 2021	$41,945,030	$19,935,665	$41,598,501	$(1,184,351)	$102,294,845
Net Loss	—	—	(24,494,429)	—	(24,494,429)
Other comprehensive income	—	—	—	1,524,308	1,524,308
Cash dividends declared ($0.195 per share)	—	—	(1,909,717)	—	(1,909,717)
Issuance of common stock (1,400,889 shares)	7,004,445	21,043,277	—	—	28,047,722
Balance - March 31, 2022	$48,949,475	$40,978,942	$15,194,355	$339,957	$105,462,729

	Six Months Ended March 31, 2021
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2020	$40,800,290	$15,847,121	$35,688,510	$(3,447,944)	$88,887,977
Net Income	—	—	4,723,263	—	4,723,263
Other comprehensive income	—	—	—	183,589	183,589
Cash dividends declared ($0.185 per share)	—	—	(1,519,670)	—	(1,519,670)
Issuance of common stock (11,979 shares)	59,895	214,487	—	—	274,382
Balance - December 31, 2020	$40,860,185	$16,061,608	$38,892,103	$(3,264,355)	$92,549,541
Net Income	—	—	4,767,478	—	4,767,478
Other comprehensive income	—	—	—	509,158	509,158
Cash dividends declared ($0.185 per share)	—	—	(1,521,635)	—	(1,521,635)
Issuance of common stock (54,613 shares)	273,065	997,001	—	—	1,270,066
Balance - March 31, 2021	$41,133,250	$17,058,609	$42,137,946	$(2,755,197)	$97,574,608

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,909,900)	$9,490,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,656,829	4,405,956
Cost of retirement of utility plant, net	(298,580)	(265,021)
Stock option grants	5,550	—
Equity in earnings of unconsolidated affiliate	(71,682)	(1,352,886)
Impairment of unconsolidated affiliates	39,822,213	—
Allowance for funds used during construction	—	(55,981)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(10,211,524)	(2,611,407)
Net cash provided by operating activities	12,992,906	9,611,402
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for utility property	(10,758,703)	(8,978,822)
Investment in unconsolidated affiliates	(3,572,011)	(2,720,008)
Proceeds from disposal of utility property	51,834	7,390
Net cash used in investing activities	(14,278,880)	(11,691,440)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	26,720,000	3,780,000
Retirement of notes payable	(25,000,000)	—
Borrowings under line-of-credit	34,423,129	22,535,162
Repayments under line-of-credit	(52,052,026)	(22,396,839)
Debt issuance expenses	(39,732)	—
Proceeds from issuance of stock	28,342,019	1,544,448
Cash dividends paid	(3,193,743)	(2,947,250)
Net cash provided by financing activities	9,199,647	2,515,521
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,913,673	435,483
BEGINNING CASH AND CASH EQUIVALENTS	1,518,317	291,066
ENDING CASH AND CASH EQUIVALENTS	$9,431,990	$726,549

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present Resources' financial position as of March 31, 2022, cash flows for the six months ended March 31, 2022 and 2021, and the results of its operations, comprehensive income, and changes in stockholders' equity for the three and six months ended March 31, 2022 and 2021. The results of operations for the three and six months ended March 31, 2022 are not indicative of the results to be expected for the fiscal year ending September 30, 2022 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

The unaudited condensed consolidated financial statements and condensed notes are presented under the rules and regulations of the SEC. Pursuant to those rules, certain information and note disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted.  Although the Company believes that the disclosures are adequate, the unaudited condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K for the year ended September 30, 2021. The September 30, 2021 consolidated balance sheet was included in the Company’s audited financial statements included in Form 10-K.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

2.	Stock Issue

In March 2022, the Company issued 1,350,000 shares of common stock in an equity offering resulting in net proceeds of nearly $27,000,000.  The Company issued the common stock to strengthen its balance sheet by increasing its cash position and lowering its outstanding debt.  The net proceeds were invested in Roanoke Gas to supplement the funding of its infrastructure improvement and replacement program and in Midstream to reduce its outstanding debt.  An additional 64,803 shares of common stock have been issued during fiscal 2022 related to the DRIP, Restricted Stock, stock option exercises and ATM activity.

3.	Revenue

The Company assesses new contracts and identifies related performance obligations for promises to transfer distinct goods or services to the customer. Revenue is recognized when performance obligations have been satisfied. In the case of Roanoke Gas, the Company contracts with its customers for the sale and/or delivery of natural gas.

The following tables summarize revenue by customer, product and income statement classification:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$18,104,512	$—	$18,104,512	$17,402,552	$—	$17,402,552
Commercial	9,487,312	—	9,487,312	9,264,611	—	9,264,611
Industrial and Transportation	1,352,161	—	1,352,161	1,252,343	—	1,252,343
Other	138,035	30,464	168,499	95,092	32,388	127,480
Total contracts with customers	29,082,020	30,464	29,112,484	28,014,598	32,388	28,046,986
Alternative Revenue Programs	417,199	—	417,199	206,676	—	206,676
Total operating revenues	$29,499,219	$30,464	$29,529,683	$28,221,274	$32,388	$28,253,662

	Six Months Ended March 31, 2022			Six Months Ended March 31, 2021
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$31,317,001	$—	$31,317,001	$28,648,746	$—	$28,648,746
Commercial	16,873,030	—	16,873,030	15,254,631	—	15,254,631
Industrial and Transportation	2,665,252	—	2,665,252	2,476,144	—	2,476,144
Other	361,863	61,889	423,752	256,169	65,905	322,074
Total contracts with customers	51,217,146	61,889	51,279,035	46,635,690	65,905	46,701,595
Alternative Revenue Programs	1,513,728	—	1,513,728	1,069,084	—	1,069,084
Total operating revenues	$52,730,874	$61,889	$52,792,763	$47,704,774	$65,905	$47,770,679

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

RGC RESOURCES, INC. AND SUBSIDIARIES

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

Customer AccountsReceivable and Liabilities

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable(1)	Unbilled revenue(1)	Customer credit balances	Customer deposits
Balance at September 30, 2021	$3,722,916	$1,191,227	$1,539,680	$1,571,342
Balance at March 31, 2022	7,872,022	3,057,298	682,959	1,583,542
Increase (decrease)	$4,149,106	$1,866,071	$(856,721)	$12,200

(1) Included in accounts receivable in the condensed consolidated balance sheet. Amounts shown net of reserve for credit losses.

The Company had no significant contract assets or liabilities during the period. Furthermore, the Company did not incur any significant costs to obtain contracts.

4.	Income Taxes

The effective tax rate for the three month and six month periods ended March 31, 2022 reflected in the table below are higher than the corresponding periods in fiscal 2021 and the combined federal and state statutory rate of 25.74%.  The increase in the effective tax rate corresponds to the recognition of a deferred tax asset associated with the impairment of the Company's investment in the LLC.

RGC RESOURCES, INC. AND SUBSIDIARIES

Excluding the effect of the impairment, the effective tax rate for the three and six month periods ended March 31, 2022 would have been 24.0% and 23.7%, respectively, reflecting the impact of additional tax deductions from the amortization of R&D tax credits deferred as a regulatory liability and the exercise of stock options.  The recognition of the impairment resulted in a net loss position for both periods thereby generating a higher effective tax rate as compared to the effective tax rate on the income positions from the corresponding periods in fiscal 2021.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Effective tax rate	26.1%	25.2%	26.6%	24.8%
Effective tax rate - LLC impairment	25.7%	-	25.7%	-
Effective tax rate excluding LLC impairment	24.0%	25.2%	23.7%	24.8%

5.	Rates and Regulatory Matters

In April 2020, the SCC issued an order allowing regulated utilities in Virginia to defer certain incremental, prudently incurred costs associated with the COVID-19 pandemic and to apply for recovery at a future date. Roanoke Gas deferred certain COVID-19 related costs during the first two quarters of fiscal 2022.

In October 2021, Roanoke Gas received notification that its application for ARPA funds had been approved. This notification allowed the pending receipt of these funds to be considered in the valuation of the estimated allowance for credit losses as of September 30, 2021. In November 2021, Roanoke Gas received over $850,000 in ARPA funds to assist customers with growing past due balances based on arrearage balances as of August 31, 2021. The Company applied the full amount to eligible customer accounts in December 2021.

6.	Other Investments

Midstream is an approximately 1% equity investment owner of the LLC constructing the MVP, a 303 mile natural gas interstate pipeline from northern West Virginia to southern Virginia.  Since inception, the MVP has encountered various legal and regulatory issues that continue to delay the completion of the project.  While under construction, AFUDC has provided the majority of the income recognized by Midstream.  AFUDC accruals were suspended in November 2021 until such time when growth construction activities are allowed to resume.

Midstream is also a less than 1% investor in Southgate, which is being accounted for under the cost method.

On January 25, 2022, the Fourth Circuit vacated and remanded on specific issues certain permits issued by the Bureau of Land Management and the U.S. Forest Service to the LLC in respect of the Jefferson National Forest.  On February 3, 2022, the Fourth Circuit vacated and remanded on specific issues the Biological Opinion and Incidental Take Statement issued by the U.S. Fish and Wildlife Service for MVP.  Primarily due to these unfavorable decisions by the Fourth Circuit, Midstream identified as an indicator of an other-than-temporary decline in value the increased uncertainty of the completion and commercial operation of MVP and Southgate.  As a result, Midstream assessed the value of its investment in the LLC as of February 22, 2022 and March 31, 2022, to determine if its investment's carrying value exceeded the fair value.

Midstream estimated the fair value of its investment in the LLC, with the assistance of a valuation specialist, using an income based approach that primarily considered probability-weighted scenarios of discounted future cash flows based on the estimated project costs at completion and projected revenues.  These scenarios reflected assumptions and judgments regarding the ultimate outcome of further matters relating to, or resulting from, the January and February 2022 Fourth Circuit rulings, as well as various other ongoing legal and regulatory matters affecting MVP and Southgate.  Such assumptions and judgments also included certain additional potential delays and related cost increases that could result from unfavorable decisions on these proceedings and matters.  Midstream’s analysis also took into account, among other things, probability weighted growth expectations from additional compression expansion opportunities.  This analysis also considered scenarios under which ongoing or new legal and regulatory matters further delay the completion and increase the total costs of the project; all required legal and regulatory approvals and authorizations and certain compression expansion opportunities are realized; and MVP and Southgate are canceled.  As a result of the assessment, Midstream recognized a pre-tax impairment loss of approximately $39.8 million in the second quarter of fiscal 2022.  The fair value of the investment in the LLC was determined under a Level 3 measurement considering the significant assumptions and judgments required in estimating the fair value of the Company's investment in the LLC.  Investment balances of MVP and Southgate, as of March 31, 2022, are reflected in the table below.

RGC RESOURCES, INC. AND SUBSIDIARIES

There is risk that Midstream’s equity investment in the LLC may be further impaired in the future.  There are ongoing, and potential future legal and regulatory matters related to MVP, any of which could affect the ability to complete or operate the project, as well as legal and regulatory matters related to Southgate that must be resolved.  Assumptions and estimates utilized in assessing the fair value of Midstream’s investment in the LLC may change depending on the nature or timing of resolutions to the legal and regulatory matters or based on other relevant developments.  Adverse changes in circumstances relevant to the likelihood of project or expansion completion could prompt Midstream, in future assessments, to apply lower probability of project or expansion completion and such changes in assumptions or estimates, including discount rates, could have a material adverse effect on the fair value of Midstream’s investment in the LLC and potentially result in an additional impairment, which could have a material adverse effect on the results of operations and financial position of Midstream and the Company as a whole.

Funding for Midstream's investments in the LLC for both MVP and Southgate is being provided through two variable rate unsecured promissory notes, under a non-revolving credit agreement, maturing in December 2022, and three additional notes as detailed in Note 9.

The investments in the LLC are included in the accompanying financial statements as follows:

Balance Sheet location:	March 31, 2022	September 30, 2021
Other Assets:
MVP	$27,237,888	$64,462,194
Southgate	83,363	405,125
Investment in unconsolidated affiliates	$27,321,251	$64,867,319

Current Liabilities:
MVP	$772,601	$2,139,696
Southgate	489	941
Capital contributions payable	$773,090	$2,140,637

	Three Months Ended		Six Months Ended
Income Statement location:	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Equity in earnings (loss) of unconsolidated affiliate	$(445)	$(3,797)	$71,682	$1,352,886

	March 31, 2022	September 30, 2021
Undistributed earnings, net of income taxes, of MVP in retained earnings	$8,134,259	$8,081,027

The undistributed earnings does not include the impairment of the investment in the LLC.

RGC RESOURCES, INC. AND SUBSIDIARIES

The change in the investment in unconsolidated affiliates is provided below:

	Six Months Ended
	March 31, 2022	March 31, 2021
Cash investment	$3,572,011	$2,720,008
Change in accrued capital calls	(1,367,548)	(1,071,205)
Pre-tax impairment	(39,822,213)	—
Equity in earnings of unconsolidated affiliate	71,682	1,352,886
Change in investment in unconsolidated affiliates	$(37,546,068)	$3,001,689

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included:

	Income Statements
	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
AFUDC	$—	$—	$6,883,069	$133,757,314
Other income (expense), net	9,245	5,514	(35,818)	(47,094)
Net income	$9,245	$5,514	$6,847,251	$133,710,220

	Balance Sheets
	March 31, 2022	September 30, 2021
Assets:
Current assets	$118,201,286	$208,961,113
Construction work in progress	6,514,077,686	6,281,991,035
Other assets	1,190,042	980,410
Total assets	$6,633,469,014	$6,491,932,558

Liabilities and Equity:
Current liabilities	$146,102,517	$200,441,027
Noncurrent liabilities	45,000	13,000
Capital	6,487,321,497	6,291,478,531
Total liabilities and equity	$6,633,469,014	$6,491,932,558

7.	Derivatives and Hedging

The Company’s hedging and derivative policy allows management to enter into derivatives for the purpose of managing the commodity and financial market risks of its business operations, including the price of natural gas and the cost of borrowed funds. This policy specifically prohibits the use of derivatives for speculative purposes.

The Company has five interest rate swaps associated with its variable rate debt as of March 31, 2022. During fiscal 2021, Roanoke Gas entered into two delayed draw variable-rate term notes in the amounts of $15 million and $10 million, with corresponding swap agreements to convert the variable interest rates into fixed rates of 2.00% and 2.49%, respectively. Proceeds of $5 million associated with the $10 million delayed draw note were received on April 1, 2022; therefore, the swap associated with that note has no financial impact during the current period. Midstream has two swap agreements corresponding to the $14 million and $10 million variable rate term notes. The swap agreements convert these two notes into fixed rate instruments with effective interest rates of 3.24% and 3.14%, respectively.  In addition, on November 1, 2021, Midstream entered into a promissory note in the amount of $8 million, with a corresponding swap agreement to convert the variable interest rate into a fixed rate of 2.443%.  The swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income. No portion of the swaps were deemed ineffective during the periods presented.

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company had no outstanding derivative instruments for the purchase of natural gas.

The fair value of the current and non-current portions of the interest rate swaps are reflected in the condensed consolidated balance sheets under the caption interest rate swaps. The table in Note 10 reflects the effect on income and other comprehensive income of the Company's cash flow hedges.

8.	Short-Term Debt

On March 31, 2022, Roanoke Gas entered into an unsecured line-of-credit agreement replacing the line-of-credit agreement dated March 25, 2021. The agreement provides for a variable interest rate based upon Daily Simple SOFR plus 1.10% and multiple tier borrowing limits to accommodate seasonal borrowing demands. The Company's total available borrowing limits during the term of the line-of-credit agreement range from $21,000,000 to $33,000,000.  The line-of-credit agreement will expire on March 31, 2023, unless extended. The Company anticipates being able to extend or replace the credit line upon expiration. As of  March 31, 2022, the Company had no outstanding balance under its line-of-credit agreement.

In connection with the line-of-credit, the Company also entered into the Seventh Amendment to Credit Agreement as of March 31, 2022, which amends the original Credit Agreement dated March 31, 2016 and all subsequent amendments.  The Amendment aligns the termination date, maximum principal amount available under the line-of-credit, amends certain financial conditions required of Resources, and retains all other terms and requirements of prior credit agreements.

9.	Long-Term Debt

On November 1, 2021 Midstream entered into an unsecured promissory note in the principal amount of $8 million with an interest rate based on 30-day LIBOR plus 115 basis points maturing January 1, 2028. Related to this note, Midstream also entered into an interest rate swap agreement that effectively converts the variable rate note into a fixed rate instrument with an effective annual interest rate of 2.443%. The loan will convert into an installment loan with principal pay-down beginning in fiscal 2023. In addition, this note reduces the borrowing capacity defined by the Third Amendment to Credit Agreement and related Promissory Notes. The total borrowing capacity declined from $41 million to $33 million effective with the new promissory note.  All other terms of the Third Amendment to Credit Agreement remain unchanged.  On March 31, 2022, Midstream applied $10 million from a cash infusion received from Resources to pay down a corresponding amount on the non-revolving credit facility which in turn reduced the total borrowing capacity from $33 million to $23 million.

On  September 24, 2021, Roanoke Gas entered into a Loan Agreement ("Agreement") and an unsecured Delayed Draw Promissory Note in the principal amount of $10 million ("Promissory Note"). Under the provisions of the Agreement, Roanoke Gas received the first advance of $5 million on  April 1, 2022 with the remaining $5 million to be received on or about  October 1, 2022. The Promissory Note has an interest rate of 30-day LIBOR plus 100 basis points and a maturity date of  October 1, 2028. The proceeds from this Promissory Note will be used to finance Roanoke Gas' infrastructure enhancement and replacement projects.  Also, on  September 24, 2021, Roanoke Gas entered into an interest rate swap agreement for $10 million corresponding to the term and draw provisions of the Agreement, which effectively converts the variable rate Promissory Note to a fixed instrument with an effective annual interest rate of 2.49%.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Long-term debt consists of the following:

	March 31, 2022		September 30, 2021
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior notes payable, at 4.26%, due September 18, 2034	$30,500,000	$120,676	$30,500,000	$125,502
Unsecured term note payable, at 30-day LIBOR plus 0.90%, due November 1, 2021	—	—	7,000,000	278
Unsecured term notes payable, at 3.58%, due October 2, 2027	8,000,000	26,488	8,000,000	28,896
Unsecured term notes payable, at 4.41%, due March 28, 2031	10,000,000	28,193	10,000,000	29,760
Unsecured term notes payable, at 3.60%, due December 6, 2029	10,000,000	27,301	10,000,000	29,062
Unsecured term note payable, at 30-day SOFR plus 1.20%, due August 20, 2026	15,000,000	—	—	—
Unsecured delayed draw note payable	—	31,064	—	21,545
Midstream:
Unsecured term notes payable, at 30-day LIBOR plus 1.35%, due December 29, 2022	19,330,200	8,942	33,610,200	14,904
Unsecured term note payable, at 30-day LIBOR plus 1.15%, due June 12, 2026	14,000,000	10,233	14,000,000	11,437
Unsecured term note payable, at 30-day LIBOR plus 1.20%, due June 1, 2024	10,000,000	5,107	10,000,000	6,286
Unsecured term note payable, at 30-day LIBOR plus 1.15%, due January 1, 2028	8,000,000	25,918	—	—
Total notes payable, current and non-current	124,830,200	283,922	123,110,200	267,670
Line-of-credit, at 30-day LIBOR plus 1.00%, due March 31, 2023	—	—	17,628,897	—
Total long-term debt	124,830,200	283,922	140,739,097	267,670
Less: current maturities of long-term debt	(19,705,200)	—	(7,000,000)	—
Total long-term debt, net current maturities	$105,125,000	$283,922	$133,739,097	$267,670

All debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization.  All of the debt agreements, except for the line-of-credit, provide for priority indebtedness to not exceed 15% of consolidated total assets.  The $15 million note and the line-of-credit have an interest coverage ratio requirement of 1.5 which excludes the effect of a non cash impairment on the LLC investments up to the total investment as of December 31, 2021 as revised by the Seventh Amendment to the Credit Agreement. The Company was in compliance with all debt covenants as of  March 31, 2022 and September 30, 2021.

RGC RESOURCES, INC. AND SUBSIDIARIES

10.	Other Comprehensive Income (Loss)

A summary of other comprehensive income and loss is provided below:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Three Months Ended March 31, 2022
Interest rate swaps:
Unrealized gains	$1,903,875	$(490,057)	$1,413,818
Transfer of realized losses to interest expense	163,860	(42,179)	121,681
Net interest rate swaps	2,067,735	(532,236)	1,535,499
Defined benefit plans:
Amortization of actuarial gains	(15,070)	3,879	(11,191)
Other comprehensive income	$2,052,665	$(528,357)	$1,524,308
Three Months Ended March 31, 2021
Interest rate swaps:
Unrealized gains	$529,356	$(136,257)	$393,099
Transfer of realized losses to interest expense	136,270	(35,075)	101,195
Net interest rate swaps	665,626	(171,332)	494,294
Defined benefit plans:
Amortization of actuarial losses	20,017	(5,153)	14,864
Other comprehensive income	$685,643	$(176,485)	$509,158

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Six Months Ended March 31, 2022
Interest rate swaps:
Unrealized gains	$2,219,858	$(571,390)	$1,648,468
Transfer of realized losses to interest expense	335,723	(86,418)	249,305
Net interest rate swaps	2,555,581	(657,808)	1,897,773
Defined benefit plans:
Amortization of actuarial gains	(30,140)	7,758	(22,382)
Other comprehensive income	$2,525,441	$(650,050)	$1,875,391
Six Months Ended March 31, 2021
Interest rate swaps:
Unrealized gains	$619,126	$(159,364)	$459,762
Transfer of realized losses to interest expense	273,708	(70,451)	203,257
Net interest rate swaps	892,834	(229,815)	663,019
Defined benefit plans:
Amortization of actuarial losses	40,034	(10,306)	29,728
Other comprehensive income	$932,868	$(240,121)	$692,747

The amortization of actuarial gains and losses, reflected in the preceding table, relate to the unregulated operations of the Company. Actuarial gains and losses attributable to the regulated operations are included as a regulatory asset. See Note 16 for a schedule of regulatory assets. The amortization of actual gains and losses is recognized as a component of net periodic pension and postretirement benefit costs under other income, net.

RGC RESOURCES, INC. AND SUBSIDIARIES

Reconciliation of Accumulated Other Comprehensive Income (Loss)

			Accumulated
			Other
	Interest Rate	Defined Benefit	Comprehensive
	Swaps	Plans	Income (Loss)
Balance at September 30, 2021	$(888,210)	$(647,224)	$(1,535,434)
Other comprehensive income (loss)	1,897,773	(22,382)	1,875,391
Balance at March 31, 2022	$1,009,563	$(669,606)	$339,957

11.	Commitments and Contingencies

COVID-19 and the related pandemic continues to impact local, state, national and global economies. Supply chain disruptions, labor shortages and inflation have supplanted quarantines and government restrictions as the primary examples of matters impacting economic conditions. Significant progress was made in distributing and administering vaccines to the public, which has allowed a return to mostly normal operating conditions. Restrictions implemented as a result of the pandemic have eased, allowing for increased business, recreational and travel activities. Natural gas consumption by the Company’s commercial customers has returned to pre-pandemic levels. However, future surges in COVID-19 infections could result in the reinstatement of some or all of the restrictions previously in place. Management continues to monitor current conditions to ensure the continuation of safe and reliable service to customers and to maintain the safety of the Company's employees.

12.	Earnings Per Share

Basic earnings per common share for the three and six months ended March 31, 2022 and 2021 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares.

A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income (loss)	$(24,494,429)	$4,767,478	$(20,909,900)	$9,490,741
Weighted average common shares	8,486,518	8,217,822	8,434,689	8,192,533
Effect of dilutive securities:
Options to purchase common stock	—	12,828	—	13,621
Diluted average common shares	8,486,518	8,230,650	8,434,689	8,206,154
Earnings (loss) per share of common stock:
Basic	$(2.89)	$0.58	$(2.48)	$1.16
Diluted	$(2.89)	$0.58	$(2.48)	$1.16

RGC RESOURCES, INC. AND SUBSIDIARIES

13.	Employee Benefit Plans

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Components of net periodic pension cost:
Service cost	$162,072	$183,570	$324,144	$367,140
Interest cost	253,279	243,785	506,558	487,570
Expected return on plan assets	(457,888)	(503,936)	(915,776)	(1,007,872)
Recognized loss	36,600	125,535	73,200	251,070
Net periodic pension cost (benefit)	$(5,937)	$48,954	$(11,874)	$97,908

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Components of postretirement benefit cost:
Service cost	$24,450	$35,172	$48,900	$70,344
Interest cost	110,930	107,623	221,860	215,246
Expected return on plan assets	(166,541)	(149,122)	(333,082)	(298,244)
Recognized loss	—	38,664	—	77,328
Net postretirement benefit cost (benefit)	$(31,161)	$32,337	$(62,322)	$64,674

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

	Fiscal Year-to-Date Contributions	Remaining Fiscal Year Contributions
Pension plan	$—	$500,000
Postretirement plan	—	400,000
Total	$—	$900,000

14.	Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy:

	Fair Value Measurements - March 31, 2022
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps	$1,359,498	$—	$1,359,498	$—
Total	$1,359,498	$—	$1,359,498	$—

Liabilities:
Natural gas purchases	$1,355,281	$—	$1,355,281	$—
Total	$1,355,281	$—	$1,355,281	$—

	Fair Value Measurements - September 30, 2021
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Natural gas purchases	$2,728,935	$—	$2,728,935	$—
Interest rate swaps	1,196,083	—	1,196,083	—
Total	$3,925,018	$—	$3,925,018	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At March 31, 2022 and September 30, 2021, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements:

	Fair Value Measurements - March 31, 2022
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$19,705,200	$—	$—	$19,765,421
Notes payable	105,125,000	—	—	107,952,588
Total	$124,830,200	$—	$—	$127,718,009

	Fair Value Measurements - September 30, 2021
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$7,000,000	$—	$—	$7,000,000
Notes payable	116,110,200	—	—	124,691,896
Total	$123,110,200	$—	$—	$131,691,896

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying Treasury rate or other Treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of March 31, 2022 and September 30, 2021, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

15.	Segment Information

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

Investment in Affiliates - The investment in affiliates segment reflects the income generated through the activities of the Company's investment in the LLC.

Parent and Other - The category parent and other includes the unregulated activities of the Company as well as certain corporate eliminations.

Information related to the segments of the Company are provided below:

	Three Months Ended March 31, 2022
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$29,499,219	$—	$30,464	$29,529,683
Depreciation	2,268,704	—	—	2,268,704
Operating income (loss)	7,528,839	(108,987)	23,536	7,443,388
Equity in earnings (loss)	—	(445)	—	(445)
Impairment of investments in affiliates	—	(39,822,213)	—	(39,822,213)
Interest expense	751,038	352,806	—	1,103,844
Income (loss) before income taxes	7,117,202	(40,279,495)	23,689	(33,138,604)

	Three Months Ended March 31, 2021
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$28,221,274	$—	$32,388	$28,253,662
Depreciation	2,128,304	—	—	2,128,304
Operating income (loss)	7,175,532	(102,295)	26,189	7,099,426
Equity in earnings (loss)	—	(3,797)	—	(3,797)
Interest expense	707,532	300,232	—	1,007,764
Income (loss) before income taxes	6,750,004	(400,880)	26,289	6,375,413

RGC RESOURCES, INC. AND SUBSIDIARIES

	Six Months Ended March 31, 2022
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$52,730,874	$—	$61,889	$52,792,763
Depreciation	4,539,398	—	—	4,539,398
Operating income (loss)	12,933,155	(160,547)	49,203	12,821,811
Equity in earnings	—	71,682	—	71,682
Impairment of investments in affiliates	—	(39,822,213)	—	(39,822,213)
Interest expense	1,515,901	692,799	—	2,208,700
Income (loss) before income taxes	12,076,384	(40,596,376)	49,521	(28,470,471)

	Six Months Ended March 31, 2021
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$47,704,774	$—	$65,905	$47,770,679
Depreciation	4,281,702	—	—	4,281,702
Operating income (loss)	12,788,574	(153,142)	45,381	12,680,813
Equity in earnings	—	1,352,886	—	1,352,886
Interest expense	1,411,862	615,731	—	2,027,593
Income before income taxes	11,986,004	592,045	45,631	12,623,680

	March 31, 2022
	Gas Utility	Investment in Affiliates(1)	Parent and Other	Consolidated Total
Total assets	$240,934,602	$27,465,020	$19,958,863	$288,358,485

(1) Decrease in total assets resulted from the MVP and Southgate impairment.  See Note 6 for additional information.

	September 30, 2021
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$231,737,427	$65,686,376	$12,685,390	$310,109,193

RGC RESOURCES, INC. AND SUBSIDIARIES

16.	Regulatory Assets and Liabilities

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

Regulatory assets included in the Company’s accompanying balance sheets are as follows:

	March 31, 2022	September 30, 2021
Assets:
Current Assets:
Regulatory assets:
WNA revenues	$1,808,525	$8,104
Under-recovery of gas costs	—	5,048,164
Under-recovery of SAVE Plan revenues	—	305,502
Accrued pension and postretirement medical	103,340	206,679
Other deferred expenses	85,211	88,004
Total current	1,997,076	5,656,453
Utility Property:
In service:
Other	11,945	11,945
Construction work in progress:
AFUDC	386,189	386,189
Other Assets:
Regulatory assets:
Premium on early retirement of debt	1,427,340	1,484,433
Accrued pension and postretirement medical	5,154,713	5,154,713
Other deferred expenses	123,962	130,613
Total non-current	6,706,015	6,769,759

Total regulatory assets	$9,101,225	$12,824,346

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory liabilities included in the Company’s accompanying balance sheets are as follows:

	March 31, 2022	September 30, 2021
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Over-recovery of gas costs	$98,776	$—
Over-recovery of SAVE Plan revenues	102,879	—
Deferred income taxes	332,361	329,959
Supplier refunds	2,661,043	—
Total current	3,195,059	329,959
Deferred Credits and Other Liabilities:
Asset retirement obligations	7,876,084	7,628,958
Regulatory cost of retirement obligations	14,126,243	13,640,567
Regulatory Liabilities:
Deferred income taxes	12,706,518	12,891,242
Total non-current	34,708,845	34,160,767

Total regulatory liabilities	$37,903,904	$34,490,726

As of March 31, 2022 and September 30, 2021, the Company had regulatory assets in the amount of $9,089,280 and $12,812,401, respectively, on which the Company did not earn a return during the recovery period.

17.	Subsequent Events

On April 1, 2022, Roanoke Gas received a $5 million advance associated with its $10 million unsecured delayed draw note payable. The remaining $5 million is expected to be drawn on or about October 1, 2022.  See Note 9 for additional information.

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

COVID-19

As discussed under Item 1A "Risk Factors" in the Company’s 2021 Annual Report on Form 10-K, COVID-19 and the resulting pandemic continues to have a lingering impact on local, state, national and global economies. Supply chain disruptions, labor shortages and inflation, compounded by other world events, have continued as the primary examples of matters impacting economic conditions. Significant portions of the population have been vaccinated, which has contributed to a return to mostly normal operating conditions. Most restrictions implemented as a result of the pandemic have been eased, including Virginia’s state of emergency, allowing for increased business, recreational and travel activities. Natural gas consumption by the Company’s commercial customers has returned to pre-pandemic levels. However, the easing of restrictions and the evolution of variant strains of COVID-19 may lead to a rise in infections nationally and throughout the Company’s service territory. Management continues to monitor current conditions to ensure the continuation of safe and reliable service to customers and to maintain the safety of the Company's employees.

The extent to which the COVID-19 pandemic will continue to impact the Company depends on future developments, which are highly uncertain and cannot be reasonably predicted, including the increase or reduction in governmental restrictions to businesses and individuals, the potential resurgence of the virus, including variants, as well as efficacy of the vaccines.

RGC RESOURCES, INC. AND SUBSIDIARIES

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 63,000 residential, commercial and industrial customers in Roanoke, Virginia and surrounding localities through its Roanoke Gas subsidiary.  As a wholly-owned subsidiary of Resources, Midstream is a more than 1% investor in MVP and a less than 1% investor in Southgate.

Due primarily to decisions in January and February 2022 by the Fourth Circuit vacating and remanding certain permits necessary for the completion of MVP construction and commercial operation, and the greater uncertainty that now exists given the Court’s actions, as well as the consequent actions by project partners to impair their respective investments and revocation of the previously noted summer 2022 in-service target date, Midstream determined that its investment in the LLC experienced an other-than-temporary decline in value.  Accordingly, management recorded a $39.8 million write-down of the value of its investments in the second quarter of fiscal 2022.  As of March 31, 2022, the total investment in the LLC was $27 million.  More information regarding the investment in the LLC is provided under the Equity Investment in Mountain Valley Pipeline section below.

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

The Company’s non-gas base rates provide for the recovery of non-gas related expenses and a reasonable return to shareholders. These rates are determined based on the filing of a formal non-gas rate application with the SCC. Generally, investments related to extending service to new customers are recovered through the additional revenues generated by the non-gas base rates currently in place. The investment in replacing and upgrading existing infrastructure is generally not recoverable until a formal rate application is filed to include the additional investment, and new non-gas base rates are approved. The SAVE Rider provides the Company with a mechanism through which it recovers costs related to SAVE qualified infrastructure investments on a prospective basis, until a formal rate application is filed to incorporate these investments in non-gas base rates. The SAVE Plan and Rider were last reset effective January 2019, when the recovery of all prior SAVE Plan investment was incorporated into the current non-gas rates. Accordingly, SAVE Plan revenues increased by approximately $193,000 and $416,000 for the three and six month periods ended March 31, 2022 compared to the same periods last year, reflecting the Company's cumulative investment in qualified SAVE Plan infrastructure.

The WNA model reduces the volatility in earnings due to the variability in temperatures during the heating season. The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when weather is colder than normal. The WNA allows the Company to recover from its customers the lost margin (excluding gas costs) from the impact of weather that is warmer than normal and correspondingly requires the Company to refund the excess margin earned for weather that is colder than normal. The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day and thereby estimates the revenue adjustment based on weather variance from normal. Any billings or refunds related to the WNA are completed following each WNA year, which extends for the 12-month period from April to March.  For the three and six months ended March 31, 2022, the Company accrued approximately $556,000 and $1,800,000 in additional revenues under the WNA model for weather that was 7% and 13% warmer than normal, respectively, compared to approximately $249,000 and $1,196,000 in additional revenue for weather that was 3% and 9% warmer than normal during the corresponding periods last year.  The current WNA year ended on March 31, 2022 and the 12 month cumulative WNA balance will be collected from customers beginning in May 2022.

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company also has an approved rate structure in place that mitigates the impact of financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue by applying the ICC factor, based on the Company’s weighted-average cost of capital, including interest rates on short-term and long-term debt, and the Company’s authorized return on equity, to the average cost of natural gas inventory during the period. Total ICC revenues increased by approximately $33,000 and $84,000, respectively, for the three month and six month periods ended March 31, 2022, compared to the corresponding periods last year, as rising natural gas commodity prices in 2021 resulted in a higher average cost of natural gas in storage.  As natural gas commodity prices have experienced a significant increase during March and April 2022, the cost of natural gas in storage is expected to be higher at September 30, 2022.

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

Prior to January 2021, the Company has recognized significant non-cash income from equity in earnings of MVP through recording of AFUDC. Due to various legal and regulatory challenges, construction on the pipeline has been halted as has the recognition of AFUDC.  If or when the permits are reinstated, construction on MVP could resume and AFUDC would again be recognized until such time as MVP is placed in service.  Once in service, cash earnings will be derived from fees charged by the LLC to transport natural gas on the pipeline.

Results of Operations

The analysis on the results of operations is based on the consolidated operations of the Company, which is primarily associated with the utility segment. Additional segment analysis is provided when Midstream's investment in affiliates represents a significant component of the comparison.

The Company's operating revenues are affected by the cost of natural gas, as reflected in the consolidated income statement under the line item cost of gas - utility. The cost of natural gas, which includes commodity price, transportation, storage, injection and withdrawal fees with any increase or decrease offset by a correlating change in revenue through the PGA, is passed through to customers at cost. Accordingly, management believes that gross utility margin, a non-GAAP financial measure defined as utility revenues less cost of gas, is a more useful and relevant measure to analyze financial performance. The term gross utility margin is not intended to represent or replace operating income, the most comparable GAAP financial measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies. The following results of operations analyses will reference gross utility margin.

Three Months Ended March 31, 2022:

Net income decreased by $29,261,907 for the three months ended March 31, 2022, compared to the same period last year, primarily due to the impairment of the Company's investment in the LLC.

RGC RESOURCES, INC. AND SUBSIDIARIES

The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended March 31,		Increase/
	2022	2021	(Decrease)	Percentage
Operating Revenues
Gas Utility	$29,499,219	$28,221,274	$1,277,945	5%
Non Utility	30,464	32,388	(1,924)	(6)%
Total Operating Revenues	$29,529,683	$28,253,662	$1,276,021	5%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	3,221,562	3,212,413	9,149	0%
Transportation and Interruptible	1,020,460	806,981	213,479	26%
Total Delivered Volumes	4,242,022	4,019,394	222,628	6%
HDD	1,918	1,997	(79)	(4)%

Total operating revenues for the three months ended March 31, 2022, compared to the same period last year, increased by 5% due to a combination of an increase in SAVE revenues, WNA revenues and higher transportation volume deliveries.  SAVE Plan revenues increased by approximately $193,000 due to the continuing investment in qualified SAVE infrastructure projects.  Although the three months ended March 31, 2022 had 4% fewer heating degree days than the same period last year, the weather sensitive residential and commercial volumes were nearly unchanged.  The improvement in natural gas deliveries is reflective of increased economic activity in the post-pandemic environment.  As described above, the WNA model provided $307,000 in additional revenues as the current period was 7% warmer than normal compared to weather that was 3% warmer than normal for the same period last year.  Transportation and interruptible volumes, primarily driven by business activity rather than weather, increased by 26% due to a single multi-fuel customer that increased its utilization of natural gas from an alternate energy source during the quarter.  Excluding the multi-fuel customer's usage from both periods, total transportation and interruptible volumes would have been nearly unchanged.

	Three Months Ended March 31,
	2022	2021	Increase	Percentage
Gross Utility Margin
Gas Utility Revenues	$29,499,219	$28,221,274	$1,277,945	5%
Cost of Gas - Utility	14,923,575	14,447,057	476,518	3%
Gross Utility Margin	$14,575,644	$13,774,217	$801,427	6%

Gross utility margin increased from the same period last year as a result of the aforementioned higher SAVE revenues, WNA and transportation volumes as well as ICC revenues.  ICC revenues increased by approximately $33,000 due to higher natural gas inventory balances attributable to rising natural gas commodity prices.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of and the change in gas utility margin are summarized below:

	Three Months Ended March 31,
	2022	2021	Increase
Customer Base Charge	$3,666,318	$3,652,055	$14,263
Carrying Cost	98,511	65,446	33,065
SAVE Plan	743,992	550,847	193,145
Volumetric	9,470,897	9,226,891	244,006
WNA	556,404	249,330	307,074
Other Revenues	39,522	29,648	9,874
Total	$14,575,644	$13,774,217	$801,427

Operations and maintenance expenses increased by $310,537, or 8%, over the same period last year primarily due to higher bad debt expense, corporate insurance premiums, professional services and compensation costs. Bad debt expense increased by $194,000 for the quarter due to higher billings related to rising natural gas prices and delinquent balances.  Corporate insurance premiums related to property and liability insurance increased by nearly $43,000, or 17%, due to insurance market conditions. Professional services increased by $44,000 primarily due to costs related to determining the fair value and impairment of the LLC investment.

General taxes increased by $4,428, or 1%, primarily due to higher property taxes related to ongoing investments in infrastructure replacement, system reinforcements and customer growth, net of greater capitalization of payroll and property taxes.

Depreciation expense increased by $140,400, or nearly 7%, on a comparable increase in utility plant balances.

Equity in loss of unconsolidated affiliate was nearly unchanged as no growth construction activities occurred and no AFUDC was recorded.  All earnings or losses during the respective quarters relate to income earned on available cash balances, net of expenses. See Equity Investment in Mountain Valley Pipeline section below for additional information.

Impairment of unconsolidated affiliates includes $39,822,213 for an other-than-temporary write down of the Company's investment in the LLC.  See Critical Accounting Policies and Estimates and Equity Investment in Mountain Valley Pipeline sections below for further details of the impairment.

Other income, net increased by $56,962, or 20%, primarily due to an approximately $86,000 decrease in the non-service cost components of net periodic benefit costs partially offset by a reduction in the utilization fee.  The reduction in the non-service cost component is attributable to the reduction in the amortization of the actuarial losses due to the improved funding position of the defined benefit plans.  The utilization fee under the revenue sharing agreement declined per the terms of the asset management agreement with Sequent Energy.

Interest expense increased by $96,080, or 10%, as the total daily average debt outstanding increased by 20% between quarters. The higher borrowing levels, derived from the ongoing investment in the LLC and financing expenditures in support of Roanoke Gas' capital budget, were offset by a 9% reduction in the weighted-average interest rate on the Company's debt.

Roanoke Gas' interest expense increased by $43,506 primarily due to a $17.2 million increase in total daily average debt outstanding for the period, net of a reduction in the average interest rate from 3.73% to 3.23% primarily driven by the issuance of the $15 million note on October 1, 2021 with a 2.00% swap adjusted rate.

RGC RESOURCES, INC. AND SUBSIDIARIES

Midstream's interest expense increased by $52,574 primarily due to a $8.2 million increase in total average debt outstanding for the period and slight increase in the average interest rate from 2.28% to 2.32% associated with the an increase in the average variable interest rate of Midstream's credit facility.

Income tax moved from an expense of $1,607,935 to a benefit of $8,644,175 corresponding to the recognition of the impairment of the Company's investment in the LLC.  The effective tax rate was 26.1% and 25.2% for the three month periods ended March 31, 2022 and 2021, respectively.  Excluding the effect of the impairment, the effective tax rate would have been 24.0% compared to 25.2% for the same period last year. The reduction in the adjusted effective tax rate is attributable to the amortization of the deferred R&D tax credit associated with the tax credit study.

Six Months Ended March 31, 2022:

Net income decreased by $30,400,641 from $9,490,741 to a net loss of $20,909,900 for the six months ended March 31, 2022, compared to the same period last year, due to the impairment of the Company's investment in the LLC.

The tables below reflect operating revenues, volume activity and heating degree-days.

	Six Months Ended March 31,		Increase/
	2022	2021	(Decrease)	Percentage
Operating Revenues
Gas Utility	$52,730,874	$47,704,774	$5,026,100	11%
Non Utility	61,889	65,905	(4,016)	(6)%
Total Operating Revenues	$52,792,763	$47,770,679	$5,022,084	11%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	5,132,292	5,262,636	(130,344)	(2)%
Transportation and Interruptible	1,797,901	1,623,637	174,264	11%
Total Delivered Volumes	6,930,193	6,886,273	43,920	1%
HDD	3,079	3,245	(166)	(5)%

Total operating revenues for the six months ended March 31, 2022, compared to the same period last year, increased by 11% due to a combination of higher natural gas commodity prices and pipeline and storage fees and an increase in SAVE and WNA revenues. During the first quarter of fiscal 2022, the Company experienced both rising natural gas prices over the comparable period last year, with the average commodity price declining slightly during the second fiscal quarter and rate increases implemented in the second quarter of fiscal 2021 from the interstate pipelines and underground natural gas storage operators who deliver and store natural gas.  These higher costs are passed on to customers through the PGA. SAVE Plan revenues increased by approximately $416,000 due to the continuing investment in qualified SAVE infrastructure projects.  The six months ended March 31, 2022 had 5% fewer heating degree days than the same period last year, which resulted in a corresponding 2% reduction in the weather sensitive residential and commercial volumes. If adjusted for the WNA effect of the shortfall in heating degree days, the residential and commercial volumes would have been nearly 2% higher than the WNA adjusted volumes in the prior year, reflecting improved economic activity in a post-pandemic environment.

	Six Months Ended March 31,
	2022	2021	Increase	Percentage
Gross Utility Margin
Gas Utility Revenues	$52,730,874	$47,704,774	$5,026,100	11%
Cost of Gas - Utility	26,239,980	22,147,756	4,092,224	18%
Gross Utility Margin	$26,490,894	$25,557,018	$933,876	4%

Gross utility margin increased from the same period last year as a result of the higher SAVE revenues and WNA in addition to the increase in ICC revenues as reflected in the table below.  ICC revenues increased by approximately $84,000 due to higher natural gas inventory balances attributable to rising natural gas commodity prices.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of and the change in gas utility margin are summarized below:

	Six Months Ended March 31,		Increase/
	2022	2021	(Decrease)
Customer Base Charge	$7,302,995	$7,274,520	$28,475
Carrying Cost	275,842	192,202	83,640
SAVE Plan	1,471,365	1,055,545	415,820
Volumetric	15,554,251	15,774,483	(220,232)
WNA	1,800,421	1,196,301	604,120
Other Revenues	86,020	63,967	22,053
Total	$26,490,894	$25,557,018	$933,876

Operations and maintenance expenses increased by $498,729, or 7%, over the same period last year primarily due to higher bad debt expense, corporate insurance premiums and professional services. Bad debt expense increased by $267,000 due to higher billings related to rising natural gas prices and delinquencies. Corporate insurance premiums increased by $91,000 due to insurance market conditions. Professional services increased by $60,000 primarily related to costs related to evaluating the Company's investment in the LLC and assessing the level of impairment.  Natural gas distribution system maintenance and cyber security enhancements accounted for much of the remaining increase.

General taxes increased by $33,613, or 3%, primarily due to higher property taxes related to ongoing investments in infrastructure replacement, system reinforcements and customer growth.

Depreciation expense increased by $257,696, or 6%, on a comparable increase in utility plant balances.

Equity in earnings of unconsolidated affiliate decreased by $1,281,204, as no growth construction activities occurred.  See Equity Investment in Mountain Valley Pipeline section below for additional information.

Impairment of unconsolidated affiliates includes the $39,822,213 other-than-temporary write down of the Company's investment in the LLC as discussed further in the Equity Investment in Mountain Valley Pipeline section below.

Other income, net increased by $49,375, or 8%, primarily due to an approximately $173,000 decrease in the non-service cost components of net periodic benefit costs partially offset by the absence of the equity portion of AFUDC on the two gate stations that will interconnect MVP with Roanoke Gas' distribution system and reduction in the utilization fee.  Roanoke Gas ceased the recognition of AFUDC on these stations effective January 2021 until such time construction activities resume.  The utilization fee under the revenue sharing agreement declined per the terms of the asset management agreement with Sequent Energy.

Interest expense increased by $181,107, or 9%, as the total daily average debt outstanding increased by 18% between periods. The higher borrowing levels, derived from the ongoing investment in the LLC and financing expenditures in support of Roanoke Gas' capital budget, were offset by an 8% reduction in the weighted-average interest rate on the Company's debt.

Roanoke Gas' interest expense increased by $104,039 primarily due to a $16 million increase in total average debt outstanding for the period, net of a reduction in the average interest rate from 3.63% to 3.23% associated with the issuance of the $15 million note on October 1, 2021 with a 2.00% swap adjusted rate.

Midstream's interest expense increased by $77,068 primarily due to a $7.7 million increase in total average debt outstanding for the period net of a slight decrease in the average interest rate from 2.34% to 2.30%.

Income tax expense decreased by $10,693,510 to a net tax benefit of $7,560,571, corresponding to the recognition of the impairment of the Company's investment in the LLC.  The effective tax rate was 26.6% and 24.8% for the six month periods ended March 31, 2022 and 2021, respectively.  Excluding the effect of the impairment, the effective tax rate would have been 23.7% compared to 24.8% for the same period last year.  The reduction in the adjusted effective tax rate is attributable to the amortization of the deferred R&D tax credit associated with the tax credit study conducted in fiscal 2021.

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

Under the provisions of ASC 323 - Investments - Equity Method and Joint Ventures, the Company is required to evaluate its investment in the LLC to determine if the fair value of the investments are below the carrying amount and if this decline in fair value is considered other-than-temporary.  If the results of the evaluation indicate that the decline in fair value is other-than-temporary, then the recognition of an impairment is required. The following events or circumstances would indicate the potential of an other-than-temporary decline in the fair value of the investment in the LLC:

•  a prolonged period of time that the fair value is below the investor’s carrying value;

•  the current expected financial performance is significantly worse than anticipated when the investor originally invested in the investee;

•  adverse regulatory action is expected to substantially reduce the investee’s product demand or profitability;

•  the investee has lost significant customers or suppliers with no immediate prospects for replacement;

•  the investee’s discounted or undiscounted cash flows are below the investor’s carrying amount; and

•  the investee’s industry is declining and significantly lags the performance of the economy as a whole.

The determination of fair value of the Company's investment in the LLC is a significant estimate.  Management has conducted quarterly evaluations of its investment in the LLC, with the assistance of a valuation specialist, to determine the fair value utilizing an income approach and probability scenarios of discounted cash flows.  In conducting these evaluations, management made a variety of assumptions that it believes to be reasonable.  Variations in many of these assumptions could have a significant impact on the calculation of the fair value and the resulting level of impairment recorded.  Furthermore, these assumptions are based on the facts and circumstances at the date of the evaluations and are subject to change.  See the Equity Investment in Mountain Valley Pipeline section for additional information regarding the LLC valuation and impairment.

There have been no other significant changes to the critical accounting policies as reflected in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

Asset Management

Roanoke Gas uses a third-party asset manager to oversee its pipeline transportation, storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the asset manager pays Roanoke Gas a monthly utilization fee. In accordance with an SCC order issued in 2018, a portion of the utilization fee is retained by the Company with the balance passed through to customers through reduced gas costs. The current asset manager ends on March 31, 2023.

Equity Investment in Mountain Valley Pipeline

Recent construction activity has been limited based on legal and regulatory challenges. Although certain permits and authorizations were received in the first quarter of fiscal 2022, there remain pending challenges and authorization requests impacting current progress including actions by the Fourth Circuit in January and February 2022.

Following a comprehensive review of all outstanding stream and wetland crossings across the approximately 300-mile MVP route, on February 19, 2021, the LLC submitted (i) a joint application package to each of the Huntington, Pittsburgh and Norfolk Districts of the U.S. Army Corps of Engineers (Army Corps) that requests an individual permit from the Army Corps to cross certain streams and wetlands utilizing open cut techniques (the Army Corps Individual Permit) and (ii) an application to amend the MVP's CPCN that sought FERC authority to cross certain streams and wetlands utilizing alternative trenchless construction methods.  On April 8, 2022, the FERC authorized the amended CPCN.

RGC RESOURCES, INC. AND SUBSIDIARIES

Related to seeking the Army Corps Individual Permit, on March 4, 2021, the LLC submitted applications to each of the West Virginia Department of Environmental Protection (WVDEP) and the Virginia Department of Environmental Quality (VADEQ) seeking Section 401 water quality certification approvals or waivers (such approvals or waivers, the State 401 Approvals).  The State 401 Approvals were both issued in December 2021.  On January 25, 2022, the LLC’s authorizations related to the Jefferson National Forest (JNF) received from the Bureau of Land Management and the U.S. Forest Service were vacated and remanded on specific issues by the Fourth Circuit. On February 3, 2022, the Fourth Circuit vacated and remanded on specific issues the Biological Opinion and Incidental Take Statement issued by the United States Department of the Interior’s Fish and Wildlife Service for MVP.  On May 3, 2022, the operator for MVP announced that after evaluating legal options and consulting with the relevant federal agencies, the LLC plans to pursue new authorizations relating to the JNF and new Biological Opinion and Incidental Take Statement; and as a result, the operator is targeting a full in-service date for MVP during the second half of 2023 at a target total project cost of approximately $6.6 billion (excluding AFUDC).

In addition to timely receiving, and subsequently maintaining, new authorizations in respect of the JNF and the Biological Opinion and Incidental Take Statement, the LLC must, in order to complete MVP, among other things, timely receive the Army Corps Individual Permit (as well as timely receive, as necessary, certain other state-level approvals), as well as any necessary extensions from FERC to complete MVP. The LLC also must (i) continue to have available the orders previously issued by the FERC, which are subject to ongoing litigation, modifying its prior stop work orders and extending the LLC’s prescribed time to complete MVP; and (ii) timely receive authorization from the FERC to complete construction work in the portion of the project route currently remaining subject to the FERC's previous stop work order and in the JNF. In each case, any such foregoing or other authorizations must remain in effect notwithstanding any pending or future challenge thereto. Failure to achieve any one of the above items could lead to additional delays and higher project costs.

Resources' earnings from MVP are primarily attributable to AFUDC income generated by the LLC. The LLC temporarily suspended the accrual of AFUDC on the project from January 1, 2021 (due to a temporary reduction in growth construction activities) through March 31, 2021.  Limited growth construction activities resumed in April 2021, and the LLC began accruing AFUDC associated with those activities.  In November 2021, the LLC suspended the accrual of AFUDC for the winter curtailment period until such time as growth construction activities may resume. Additionally, Roanoke Gas continues the suspension of AFUDC accruals on its two gate stations that will interconnect with MVP until such time as construction activities resume on the respective gate stations.

In April 2018, the LLC announced the Southgate project and submitted Southgate's certificate application to the FERC in November 2018. The Final Environmental Impact Statement for the project was issued on February 14, 2020. In June 2020, the FERC issued the CPCN for Southgate; however, the FERC, while authorizing the project, directed the Office of Energy Projects not to issue a notice to proceed with construction until necessary federal permits are received for MVP and the Director of the Office of Energy Projects lifts the stop work order and authorizes the LLC to continue constructing MVP. On August 11, 2020, the North Carolina Department of Environmental Quality (NCDEQ) denied Southgate's application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization due to uncertainty surrounding MVP's completion. On March 11, 2021, the Fourth Circuit, pursuant to an appeal filed by the LLC, vacated the NCDEQ's denial and remanded the matter to the NCDEQ for additional review. On April 29, 2021, the NCDEQ reissued its denial of Southgate's application. On December 3, 2021, the Virginia State Air Pollution Control Board denied the permit for Southgate's Lambert compressor station, which decision the LLC initially appealed before withdrawing its request to review the denial.

Given the continually evolving regulatory and legal environment, for greenfield pipeline construction projects, as well as factors specific to MVP and Southgate, including the December 2021 compressor station state air permit denial, the LLC continues to evaluate Southgate including engaging in discussions with Dominion Energy North Carolina regarding options with respect to Southgate, including potentially refining the project's design and timing in lieu of pursuing the project as originally contemplated.  Dominion Energy North Carolina's obligations under the precedent agreement in support of the original project are subject to certain conditions, including that the LLC complete construction of the project facilities by June 1, 2022, which deadline is subject to extension by virtue of previously declared events of force majeure.  The project operator has announced that it is unable to predict the results of the discussions between the LLC and Dominion Energy North Carolina, including any potential modifications to the project, or ultimate undertaking or completion of the project.

Management conducted an assessment of its investment in the LLC in accordance with the provisions of ASC 323, Investments - Equity Method and Joint Ventures. This assessment included a third-party valuation.  As a result of its evaluation, management has concluded that the investment in the LLC sustained an other-than-temporary decline in fair value as of February 22, 2022 and recorded a pre-tax impairment loss of approximately $39.8 million in its second quarter operating results as discussed in Note 6 to the consolidated financial statements. Management re-evaluated its investment as of March 31, 2022 and concluded that its investment was fairly stated.  Management will continue monitoring the status of MVP and Southgate for circumstances that may lead to future impairments, including any significant delays or denials of necessary permits and approvals. If necessary, the amount and timing of any further impairment would be dependent on the specific circumstances, including changes to probabilities of completion, and changes in the assumed future cash flows, at the time of evaluation.

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory

In November 2021, Roanoke Gas received $858,556 in ARPA funds to assist customers with growing past due balances based on arrearage balances as of August 31, 2021.  The Company was able to apply the full amount of these funds to customer accounts in December 2021.

In April 2020, the SCC issued an order allowing regulated utilities in Virginia to defer certain incremental, prudently incurred costs associated with the COVID-19 pandemic and to apply for recovery at a future date. Roanoke Gas deferred certain COVID-19 related costs during the first two quarters of fiscal 2022.

Roanoke Gas continues to recover the costs of its infrastructure replacement program through its SAVE Rider. In May 2021, the Company filed its most recent SAVE application with the SCC to update the SAVE Plan and Rider for the period October 2021 through September 2022. The updated SAVE Rider is designed to collect approximately $3.45 million in annual revenues, an increase of approximately $1.1 million from the SAVE Rider in effect during fiscal 2021. The Company received a final order on August 25, 2021, in which the SCC approved the Company’s requested revenue requirement.  The Company anticipates filing an application during the third quarter with the SCC to update the SAVE Plan and Rider for the period October 2022 through September 2023 to implement new SAVE Plan rates.

Capital Resources and Liquidity

Due to the capital intensive nature of the utility business, as well as the impact of weather variability, the Company’s primary capital needs are the funding of its capital projects, investment in the LLC, the seasonal funding of its natural gas inventories and accounts receivable and the payment of dividends. To meet these needs, the Company relies on its operating cash flows, credit availability under short-term and long-term debt agreements and proceeds from the sale of its common stock.

Cash and cash equivalents increased by $7,913,673 and $435,483 for the six-month periods ended March 31, 2022 and 2021, respectively. The following table summarizes the sources and uses of cash:

	Six Months Ended March 31,
Cash Flow Summary	2022	2021
Net cash provided by operating activities	$12,992,906	$9,611,402
Net cash used in investing activities	(14,278,880)	(11,691,440)
Net cash provided by financing activities	9,199,647	2,515,521
Increase in cash and cash equivalents	$7,913,673	$435,483

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash flows from operating activities for the six months ended March 31, 2022 increased by $3,381,504 compared to the same period last year. The increase was primarily driven by storage gas withdrawals and receipt of supplier refunds from the pipelines.

The table below summarizes the significant operating cash flow components:

	Six Months Ended March 31,		Increase/
Cash Flow From Operating Activities:	2022	2021	(Decrease)
Net income	$(20,909,900)	$9,490,741	$(30,400,641)
Non-cash adjustments:
Depreciation	4,656,829	4,405,956	250,873
Equity in earnings	(71,682)	(1,352,886)	1,281,204
AFUDC	—	(55,981)	55,981
Impairment of unconsolidated affiliates	39,822,213	—	39,822,213
Changes in working capital and regulatory assets and liabilities:
Accounts receivable	(6,517,364)	(6,571,491)	54,127
Gas in storage	5,803,496	4,424,994	1,378,502
WNA	(1,800,421)	(1,185,323)	(615,098)
Supplier refunds	2,660,147	(66,156)	2,726,303
Deferred taxes	(10,052,645)	757,623	(10,810,268)
Other	(597,767)	(236,075)	(361,692)
Net cash provided by operating activities	$12,992,906	$9,611,402	$3,381,504

Due to rising natural gas commodity prices during the fiscal 2021 summer storage fill period, the average price of natural gas when storage withdrawals began was 42% higher than during the prior fiscal year.  As a result, the value of the natural gas draw downs was more than $1.3 million greater resulting in an increase in operating cash.  Furthermore, significant supplier refunds, resulting from rate case settlements, were received from the interstate pipelines that supply the Company with natural gas as a result of settlement of rate cases.  These refunds will be passed through to Roanoke Gas' customers over the next twelve months, starting in July 2022.  The Company experienced a significant decrease in net deferred tax liabilities related to the $10.2 million deferred tax asset recognized as a result of the impairment of the investment in the LLC.  When netted against the non-cash impairment charge, the combined amounts offset the decline in net income year-over-year.

Cash Flows Used in Investing Activities:

Investing activities primarily consist of expenditures related to investment in Roanoke Gas' utility plant, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and gas distribution system facilities and expansion of its natural gas system to meet the demands of customer growth, as well as Midstream's continued investment in the LLC. The Company is continuing its focus on SAVE infrastructure replacement projects, including the replacement of pre-1973 first generation plastic pipe and extending the natural gas distribution system to unserved developments within its existing service territory. Roanoke Gas' total capital expenditures for the six-months ended March 31, 2022 were approximately $10.8 million compared to $9.0 million during the same period last year. Capital expenditures for fiscal 2022 are expected to increase approximately $5 million over the prior year due to a one-time gas supply infrastructure project.  Midstream will continue its investments in the LLC for the purposes of maintaining the system currently in place until such time as construction activities resume and the pipeline is placed in service.  The investment for the balance of the current fiscal year is expected to be below the corresponding investment during the same period last year.

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash Flows Provided by Financing Activities:

Financing activities generally consist of borrowings and repayments under credit agreements, issuance of stock and the payment of dividends. Net cash flows provided by financing activities were $9.2 million, for the six months ended March 31, 2022, compared to $2.5 million for the same period last year. The increase in financing cash flows is primarily attributable to Resources' $27 million equity offering in March 2022 of which $12 million was invested in Roanoke Gas and $10 million in Midstream.  In part due to these cash injections and due to Roanoke Gas' issuance of a $15 million note and Midstream's $8 million note, Roanoke Gas was able to pay down its line-of-credit balance and maturing $7 million note and Midstream applied $18 million against its credit facility during the current fiscal year.

On September 24, 2021, Roanoke Gas entered into an unsecured Delayed Draw Term Note in the principal amount of $10 million with an interest rate based on 30-day LIBOR plus 100 basis points maturing on October 1, 2028. Related to this note, the Company also entered into an interest rate swap agreement that effectively converts the variable rate note into a fixed rate instrument with an effective annual interest rate of 2.49%. Roanoke Gas received the first installment of $5 million on April 1, 2022 with the remaining $5 million to be received on or about October 1, 2022.

On August 20, 2021, Roanoke Gas entered into an unsecured Delayed Draw Term Note in the principal amount of $15 million with an interest rate of 1.20% above the 30-day SOFR Average per annum maturing on August 20, 2026. Related to this note, the Company also entered into an interest rate swap agreement that effectively converts the variable rate note into a fixed rate instrument with an effective annual interest rate of 2.00%. The term note funded on October 1, 2021.

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

On March 31, 2022, Roanoke Gas entered into an unsecured line-of-credit agreement replacing the line-of-credit agreement dated March 25, 2021. The agreement provides for a variable interest rate based upon Daily Simple SOFR plus 1.10% and multiple tier borrowing limits to accommodate seasonal borrowing demands. The Company's total available borrowing limits during the term of the line-of-credit agreement range from $21 million to $33 million.  Unlike the prior two year line-of-credit agreement, the current line-of-credit agreement is for one year and will expire on March 31, 2023, unless extended. The Company anticipates being able to extend or replace the credit line upon expiration. As of March 31, 2022, the Company had no outstanding balance under its line-of-credit agreement.

In connection with the line-of-credit, the Company also entered into the Seventh Amendment to Credit Agreement as of March 31, 2022, which amends the original Credit Agreement dated March 31, 2016 and all subsequent amendments.  The Amendment aligns the termination date, maximum principal amount available under the line-of-credit, amends certain financial conditions required of Resources, and retains all other terms and requirements of prior credit agreements.  This Amendment modifies the interest coverage ratio calculation to exclude the effect of non-cash impairments on the investment in the LLC up to the total investment balance as of December 31, 2021.

RGC RESOURCES, INC. AND SUBSIDIARIES

In March 2022, the Company issued 1,350,000 shares of common stock in an equity offering resulting in net proceeds of nearly $27 million.  The Company issued the common stock to strengthen its balance sheet by increasing the equity component of its total capitalization ratio.  The net proceeds were invested in Roanoke Gas to supplement the funding of its infrastructure improvement and replacement program and in Midstream to reduce its outstanding debt.  An additional 64,803 shares of common stock have been issued during fiscal 2022 related to the DRIP, Restricted Stock, stock option exercises and ATM activity.

On March 31, 2022, Midstream applied $10 million from a cash infusion received from Resources related to the $27 million equity issue to pay down a corresponding amount on the non-revolving credit facility, which in turn further reduced the total borrowing capacity to $23 million with an outstanding balance of $19.3 million as of March 31, 2022.  Currently, Midstream's credit facility matures on December 29, 2022.  Management is in discussions with the lenders regarding the extension of the due date related to these notes.  As of the date of this filing, no extension has been finalized.

Management regularly evaluates the Company’s liquidity through a review of its available financing resources on its cash flows. Management believes it has positioned the Company with access to sufficient financing resources to meet its cash requirements over the next year. The line-of-credit agreement will continue to provide the needed working capital and the ATM program will allow for potential supplemental equity funding as market conditions allow. Furthermore, the Company can draw funds under one of Roanoke Gas' two private shelf facility credit agreements or adjust capital spending to reduce funding requirements if necessary.

As of March 31, 2022, Resources' long-term capitalization ratio was 46% equity and 54% debt.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Through March 31, 2022, the Company has evaluated, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls. There were no control changes during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

No material proceedings.

ITEM 1A – RISK FACTORS

The Company has updated the following risk factor as previously disclosed in Resources' Annual Report on Form 10-K for the year ended September 30, 2021 and subsequent revision on the Form 10-Q for the quarter ended December 31, 2021.

Investment in Mountain Valley Pipeline, LLC.

On January 25, 2022, the Fourth Circuit vacated and remanded on specific issues certain permits issued by the Bureau of Land Management and the U.S. Forest Service to the LLC in respect to the Jefferson National Forest.  On February 3, 2022, the Fourth Circuit vacated and remanded on specific issues the Biological Opinion and Incidental Take Statement issued by the U.S. Fish and Wildlife Service for MVP.   Due to the greater uncertainty of the ultimate completion and commercial operation of MVP, the in-service target of summer 2022 was withdrawn.  Additionally, the Company, after assessing the fair value of its investment in the project, using probability-weighted scenarios of ultimate completion and commercial operation, including discounted future cash flows, concluded that an other-than-temporary decline in fair value existed as of February 22, 2022.  The resulting impairment loss was recorded in the Company’s second quarter 2022 financial statements. Future circumstances, including but not limited to significant construction delays, further denials of necessary permits and approvals, changes in the probability of ultimate completion, changes in future cash flow assumptions or changes in the discount rate could lead to further and possibly full impairment of the Company's investment in the LLC.

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

Although the LLC initially received the necessary federal and state permits to construct the pipeline, progress on MVP has been hindered by several legal and regulatory obstacles as the Fourth Circuit, FERC and other governmental agencies have vacated certain agency actions and issued stays, stop orders or delayed authorizations affecting portions or all of the project pending resolution of issues or concerns raised as the project has progressed.  In addition to needing to address the matters referenced above regarding the Jefferson National Forest and Biological Opinion and Incidental Take Statement, other regulatory and legal matters continue to affect the project.

RGC RESOURCES, INC. AND SUBSIDIARIES

Ongoing obstacles as discussed above have in the past caused, and may (or possible future obstacles) in the future cause, delays in construction and have resulted, and may further result, in significantly higher projected costs and an extended targeted in-service date for the pipeline. These cost overruns may not be approved for recovery or be recovered through other regulatory mechanisms, and the LLC could be obligated to make delay or termination payments or be responsible for other contractual damages. The LLC could also experience the loss of tax incentives, or delayed or diminished returns, and could be required to write-off all or a portion of its investment in the project. New or extended regulatory, legislative or judicial actions or challenges could lead to additional delays and even higher costs, which could affect future returns for the LLC and materially impact Resources consolidated financial position and results of operations, including Resources ability to pay shareholder dividends at the current level or remain in compliance with credit agreement covenants.  There is no guarantee that the LLC will ultimately (or timely) receive all necessary authorizations or that such authorizations will be maintained in effect following challenge, or even after MVP is placed in service.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Number	Description
3(b)	Amended and Restated Bylaws of RGC Resources, Inc. (incorporated by reference to Exhibit 3(b) to the Registrant's current Report of Form 8-K filed on April 8, 2022)
10.1	FTS-1 Service Agreement by and between Columbia Gulf Transmission, LLC and Roanoke Gas Company (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 11, 2022)
10.2	Negotiated Rate Letter Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 11, 2022)
10.3	Revolving Line of Credit Note in the original principal amount of $33,000,000 by Roanoke Gas Company with Wells Fargo Bank, N.A. dated March 31, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2022)
10.4	Seventh Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated March 31, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 1, 2022)
10.5	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 28, 2022).
10.6	Form of Purchase Agreement (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on March 30, 2022).
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RGC Resources, Inc.

Date: May 6, 2022	By:	/s/ Jason A. Field
Jason A. Field
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)