Form 10-Q
period 2022-06-30
RGC RESOURCES INC
filed 2022-08-09
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2022
Common Stock, $5 Par Value	9,806,045

INDEX

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

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

SCC	Virginia State Corporation Commission, the regulatory body with oversight responsibilities of the utility operations of Roanoke Gas

SEC	U.S. Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

Southgate	Mountain Valley Pipeline, LLC’s Southgate project, which extends from the MVP in south central Virginia to central North Carolina, of which Midstream holds less than a 1% investment

S&P 500 Index	Standard & Poor’s 500 Stock Index

WNA	Weather Normalization Adjustment, an ARP mechanism which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average

Some of the terms above may not be included in this filing

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	September 30,
	Unaudited	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,811,422	$1,518,317
Accounts receivable (less allowance for credit losses of $806,492, and $242,010, respectively)	6,828,205	4,949,900
Materials and supplies	1,045,748	1,031,666
Gas in storage	7,799,775	7,867,470
Prepaid income taxes	2,341,197	3,104,950
Regulatory assets	1,295,384	5,656,453
Interest rate swap	667,713	—
Other	1,800,442	1,015,099
Total current assets	35,589,886	25,143,855
UTILITY PROPERTY:
In service	283,203,693	272,382,539
Accumulated depreciation and amortization	(80,152,761)	(76,038,433)
In service, net	203,050,932	196,344,106
Construction work in progress	21,094,218	15,305,578
Utility plant, net	224,145,150	211,649,684
OTHER ASSETS:
Regulatory assets	6,666,754	6,769,759
Investment in unconsolidated affiliates	28,163,348	64,867,319
Benefit plan assets	1,387,250	1,259,639
Deferred income taxes	235,640	—
Interest rate swap	2,213,109	—
Other	342,356	418,937
Total other assets	39,008,457	73,315,654
TOTAL ASSETS	$298,743,493	$310,109,193

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	September 30,
	Unaudited	2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$900,000	$7,000,000
Dividends payable	1,912,178	1,549,841
Accounts payable	9,119,710	7,729,707
Capital contributions payable	841,250	2,140,637
Customer credit balances	710,764	1,539,680
Customer deposits	1,527,019	1,571,342
Accrued expenses	2,837,596	3,819,977
Interest rate swaps	—	332,389
Regulatory liabilities	3,214,956	329,959
Total current liabilities	21,063,473	26,013,532
LONG-TERM DEBT:
Notes payable	130,549,200	116,110,200
Line-of-credit	—	17,628,897
Less unamortized debt issuance costs	(284,130)	(267,670)
Long-term debt, net	130,265,070	133,471,427
DEFERRED CREDITS AND OTHER LIABILITIES:
Interest rate swaps	—	863,694
Asset retirement obligations	7,988,323	7,628,958
Regulatory cost of retirement obligations	14,332,274	13,640,567
Benefit plan liabilities	848,794	949,851
Deferred income taxes	6,007,131	14,948,213
Regulatory liabilities	12,655,804	12,891,242
Total deferred credits and other liabilities	41,832,326	50,922,525
STOCKHOLDERS’ EQUITY:
Common stock, $5 par; authorized 20,000,000 shares; issued and outstanding 9,804,415 and 8,375,092 shares, respectively	49,022,075	41,875,460
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	41,227,343	19,705,387
Retained earnings	13,874,704	39,656,296
Accumulated other comprehensive income (loss)	1,458,502	(1,535,434)
Total stockholders’ equity	105,582,624	99,701,709
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$298,743,493	$310,109,193

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
OPERATING REVENUES:
Gas utility	$17,226,649	$14,016,681	$69,957,523	$61,721,455
Non utility	33,250	32,165	95,139	98,070
Total operating revenues	17,259,899	14,048,846	70,052,662	61,819,525
OPERATING EXPENSES:
Cost of gas - utility	9,221,968	6,289,615	35,461,948	28,437,371
Cost of sales - non utility	6,626	4,427	15,417	14,394
Operations and maintenance	3,593,102	3,535,642	11,525,423	10,969,234
General taxes	579,709	561,071	1,830,171	1,777,920
Depreciation and amortization	2,218,322	2,115,758	6,757,720	6,397,460
Total operating expenses	15,619,727	12,506,513	55,590,679	47,596,379
OPERATING INCOME	1,640,172	1,542,333	14,461,983	14,223,146
Equity in earnings of unconsolidated affiliate	235	133,864	71,917	1,486,750
Impairment of unconsolidated affiliates	—	—	(39,822,213)	—
Other income, net	221,141	130,186	888,090	747,760
Interest expense	1,102,214	1,000,238	3,310,914	3,027,831
INCOME (LOSS) BEFORE INCOME TAXES	759,334	806,145	(27,711,137)	13,429,825
INCOME TAX EXPENSE (BENEFIT)	166,807	195,305	(7,393,764)	3,328,244
NET INCOME (LOSS)	$592,527	$610,840	$(20,317,373)	$10,101,581
BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.06	$0.07	$(2.29)	$1.23
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.06	$0.07	$(2.29)	$1.23
DIVIDENDS DECLARED PER COMMON SHARE	$0.195	$0.185	$0.585	$0.555

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$592,527	$610,840	$(20,317,373)	$10,101,581
Other comprehensive income (loss), net of tax:
Interest rate swaps	1,129,736	(19,744)	3,027,509	643,275
Defined benefit plans	(11,191)	14,864	(33,573)	44,592
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,118,545	(4,880)	2,993,936	687,867
COMPREHENSIVE INCOME (LOSS)	$1,711,072	$605,960	$(17,323,437)	$10,789,448

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

UNAUDITED

	Nine Months Ended June 30, 2022
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2021	$41,875,460	$19,705,387	$39,656,296	$(1,535,434)	$99,701,709
Net Income	—	—	3,584,529	—	3,584,529
Other comprehensive income	—	—	—	351,083	351,083
Cash dividends declared ($0.195 per share)	—	—	(1,642,324)	—	(1,642,324)
Issuance of common stock (13,914 shares)	69,570	230,278	—	—	299,848
Balance - December 31, 2021	$41,945,030	$19,935,665	$41,598,501	$(1,184,351)	$102,294,845
Net Loss	—	—	(24,494,429)	—	(24,494,429)
Other comprehensive income	—	—	—	1,524,308	1,524,308
Cash dividends declared ($0.195 per share)	—	—	(1,909,717)	—	(1,909,717)
Issuance of common stock (1,400,889 shares)	7,004,445	21,043,277	—	—	28,047,722
Balance - March 31, 2022	$48,949,475	$40,978,942	$15,194,355	$339,957	$105,462,729
Net Income	—	—	592,527	—	592,527
Other comprehensive income	—	—	—	1,118,545	1,118,545
Cash dividends declared ($0.195 per share)	—	—	(1,912,178)	—	(1,912,178)
Issuance of common stock (14,520 shares)	72,600	248,401	—	—	321,001
Balance - June 30, 2022	$49,022,075	$41,227,343	$13,874,704	$1,458,502	$105,582,624

	Nine Months Ended June 30, 2021
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2020	$40,800,290	$15,847,121	$35,688,510	$(3,447,944)	$88,887,977
Net Income	—	—	4,723,263	—	4,723,263
Other comprehensive income	—	—	—	183,589	183,589
Cash dividends declared ($0.185 per share)	—	—	(1,519,670)	—	(1,519,670)
Issuance of common stock (11,979 shares)	59,895	214,487	—	—	274,382
Balance - December 31, 2020	$40,860,185	$16,061,608	$38,892,103	$(3,264,355)	$92,549,541
Net Income	—	—	4,767,478	—	4,767,478
Other comprehensive income	—	—	—	509,158	509,158
Cash dividends declared ($0.185 per share)	—	—	(1,521,635)	—	(1,521,635)
Issuance of common stock (54,613 shares)	273,065	997,001	—	—	1,270,066
Balance - March 31, 2021	$41,133,250	$17,058,609	$42,137,946	$(2,755,197)	$97,574,608
Net Income	—	—	610,840	—	610,840
Other comprehensive loss	—	—	—	(4,880)	(4,880)
Stock option grants	—	2,775	—	—	2,775
Cash dividends declared ($0.185 per share)	—	—	(1,543,131)	—	(1,543,131)
Issuance of common stock (99,042 shares)	495,210	1,703,316	—	—	2,198,526
Balance - June 30, 2021	$41,628,460	$18,764,700	$41,205,655	$(2,760,077)	$98,838,738

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,317,373)	$10,101,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,933,866	6,583,841
Cost of retirement of utility plant, net	(466,898)	(424,628)
Stock option grants	5,550	2,775
Equity in earnings of unconsolidated affiliate	(71,917)	(1,486,750)
Impairment of unconsolidated affiliates	39,822,213	—
Allowance for funds used during construction	—	(55,981)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(6,108,461)	(304,611)
Net cash provided by operating activities	19,796,980	14,416,227
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for utility property	(17,430,913)	(14,962,459)
Investment in unconsolidated affiliates	(4,345,712)	(4,171,356)
Proceeds from disposal of utility property	53,239	132,536
Net cash used in investing activities	(21,723,386)	(19,001,279)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	33,339,000	5,950,000
Retirement of notes payable	(25,000,000)	—
Borrowings under line-of-credit	34,423,129	34,091,154
Repayments under line-of-credit	(52,052,026)	(33,752,160)
Debt issuance expenses	(51,732)	—
Proceeds from issuance of stock	28,663,021	3,742,974
Cash dividends paid	(5,101,881)	(4,469,571)
Net cash provided by financing activities	14,219,511	5,562,397
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,293,105	977,345
BEGINNING CASH AND CASH EQUIVALENTS	1,518,317	291,066
ENDING CASH AND CASH EQUIVALENTS	$13,811,422	$1,268,411

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present Resources' financial position as of June 30, 2022, cash flows for the nine months ended June 30, 2022 and 2021, and the results of its operations, comprehensive income, and changes in stockholders' equity for the three and nine months ended June 30, 2022 and 2021. The results of operations for the three and nine months ended June 30, 2022 are not indicative of the results to be expected for the fiscal year ending September 30, 2022 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

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

In March 2022, the Company issued 1,350,000 shares of common stock in an equity offering resulting in net proceeds of nearly $27 million.  The Company issued the common stock to strengthen its balance sheet by increasing its cash position and lowering its outstanding debt.  The net proceeds were invested in Roanoke Gas to supplement the funding of its infrastructure improvement and replacement program and in Midstream to reduce its outstanding debt.  An additional 79,323 shares of common stock have been issued during fiscal 2022 related to the DRIP, Restricted Stock, stock option exercises and ATM activity.

3.	Revenue

The Company assesses new contracts and identifies related performance obligations for promises to transfer distinct goods or services to the customer. Revenue is recognized when performance obligations have been satisfied. In the case of Roanoke Gas, the Company contracts with its customers for the sale and/or delivery of natural gas.

The following tables summarize revenue by customer, product and income statement classification:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$9,065,659	$—	$9,065,659	$7,755,301	$—	$7,755,301
Commercial	6,340,569	—	6,340,569	4,878,644	—	4,878,644
Industrial and Transportation	1,557,090	—	1,557,090	1,257,400	—	1,257,400
Other	128,540	33,250	161,790	113,342	32,165	145,507
Total contracts with customers	17,091,858	33,250	17,125,108	14,004,687	32,165	14,036,852
Alternative Revenue Programs	134,791	—	134,791	11,994	—	11,994
Total operating revenues	$17,226,649	$33,250	$17,259,899	$14,016,681	$32,165	$14,048,846

	Nine Months Ended June 30, 2022			Nine Months Ended June 30, 2021
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$40,382,660	$—	$40,382,660	$36,404,047	$—	$36,404,047
Commercial	23,213,599	—	23,213,599	20,133,275	—	20,133,275
Industrial and Transportation	4,222,342	—	4,222,342	3,733,544	—	3,733,544
Other	490,403	95,139	585,542	369,511	98,070	467,581
Total contracts with customers	68,309,004	95,139	68,404,143	60,640,377	98,070	60,738,447
Alternative Revenue Programs	1,648,519	—	1,648,519	1,081,078	—	1,081,078
Total operating revenues	$69,957,523	$95,139	$70,052,662	$61,721,455	$98,070	$61,819,525

Gas utility revenues

Substantially all of Roanoke Gas' revenues are derived from rates authorized by the SCC through its tariffs. Based on its evaluation, the Company has concluded that these tariff-based revenues fall within the scope of ASC 606. Tariff rates represent the transaction price. Performance obligations created under these tariff-based sales include the cost of natural gas sold to customers (commodity) and the cost of transporting natural gas through the Company’s distribution system to customers (delivery). The delivery of natural gas to customers results in the satisfaction of the Company’s respective performance obligations over time.

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

Customer AccountsReceivable and Liabilities

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable(1)	Unbilled revenue(1)	Customer credit balances	Customer deposits
Balance at September 30, 2021	$3,722,916	$1,191,227	$1,539,680	$1,571,342
Balance at June 30, 2022	5,400,213	1,408,460	710,764	1,527,019
Increase (decrease)	$1,677,297	$217,233	$(828,916)	$(44,323)

(1) Included in accounts receivable in the condensed consolidated balance sheet. Amounts shown net of reserve for credit losses.

The Company had no significant contract assets or liabilities during the period. Furthermore, the Company did not incur any significant costs to obtain contracts.

4.	Income Taxes

The effective tax rate for the three month period ended June 30, 2022 reflected in the table below is less than the corresponding period in fiscal 2021 and the combined federal and state statutory rate of 25.74%. The decline in the effective tax rate was due to additional tax deductions from the amortization of R&D tax credits deferred as a regulatory liability and the exercise of stock options.

The effective tax rate for the nine month period ended June 30, 2022 reflected in the table below is higher than the corresponding period in fiscal 2021 and the combined federal and state statutory rate of 25.74%. The increase in the effective tax rate corresponds to the recognition of a deferred tax asset associated with the impairment of the Company's investment in the LLC. Excluding the effect of the impairment, the effective tax rate for the nine month period ended June 30, 2022 would have been 23.6% compared to 24.8% for the corresponding period in fiscal 2021. The adjusted lower effective tax rate reflects the impact of additional tax deductions from the amortization of R&D tax credits deferred as a regulatory liability and the exercise of stock options.  The recognition of the impairment resulted in a net loss position for the nine month period ended June 30, 2022 thereby generating a higher effective tax rate as compared to the effective tax rate on the income position from the corresponding period in fiscal 2021.

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Effective tax rate	22.0%	24.2%	26.7%	24.8%
Effective tax rate - LLC impairment	-	-	25.7%	-
Effective tax rate excluding LLC impairment	22.0%	24.2%	23.6%	24.8%

5.	Rates and Regulatory Matters

In April 2020, the SCC issued an order allowing regulated utilities in Virginia to defer certain incremental, prudently incurred costs associated with the COVID-19 pandemic and to apply for recovery at a future date. Roanoke Gas deferred certain COVID-19 related costs during the first three quarters of fiscal 2022.

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

In May 2022, Roanoke Gas filed its most recent SAVE application with the SCC to update the SAVE Plan and Rider for the period October 2022 through September 2023.  The updated SAVE Rider is designed to collect approximately $4.1 million in annual revenues representing approximately a $650,000 increase over the current SAVE Rider.  The Company anticipates a final order from the SCC on the SAVE Rider application in September 2022.

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

On January 25, 2022, the Fourth Circuit vacated and remanded on specific issues certain permits issued by the Bureau of Land Management and the U.S. Forest Service to the LLC in respect of the Jefferson National Forest. On February 3, 2022, the Fourth Circuit vacated and remanded on specific issues the Biological Opinion and Incidental Take Statement issued by the U.S. Fish and Wildlife Service for MVP. Primarily due to these unfavorable decisions by the Fourth Circuit, Midstream identified as an indicator of an other-than-temporary decline in value the increased uncertainty of the completion and commercial operation of MVP and Southgate. As a result, Midstream assessed the value of its investment in the LLC as of February 22, 2022 to determine if its investment's carrying value exceeded the fair value.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Midstream reassesses the value of its investment in the LLC on at least a quarterly basis. With the assistance of a valuation specialist, Midstream conducted the quarterly evaluation of its investment in the LLC as of June 30, 2022 and determined that its investment was fairly stated and no further impairment was required. The fair value of the investment in the LLC was determined under a Level 3 measurement considering the significant assumptions and judgments required in estimating the fair value of the Company's investment in the LLC.  Investment balances of MVP and Southgate, as of June 30, 2022, are reflected in the table below.

There is risk that Midstream’s equity investment in the LLC may be further impaired in the future.  There are continuing, and potential future legal and regulatory matters related to MVP, any of which could affect the ability to complete or operate the project, as well as potential macroeconomic factors, changes in interest rates, cost increases, other unanticipated events and legal and regulatory matters related to Southgate that must be resolved.  Assumptions and estimates utilized in assessing the fair value of Midstream’s investment in the LLC may change depending on the nature or timing of resolutions to the legal and regulatory matters or based on other relevant developments.  Adverse changes in circumstances relevant to the likelihood of project or expansion completion could prompt Midstream, in future assessments, to apply lower probability of project or expansion completion and such changes in assumptions or estimates, including discount rates, could have a material adverse effect on the fair value of Midstream’s investment in the LLC and potentially result in an additional impairment, which could have a material adverse effect on the results of operations and financial position of Midstream and the Company as a whole.

Funding for Midstream's investments in the LLC for both MVP and Southgate is being provided through two variable rate unsecured promissory notes, under a non-revolving credit agreement, maturing in December 2023, and three additional notes as detailed in Note 9, as well as the equity infusion from Resources.

The investments in the LLC are included in the accompanying financial statements as follows:

Balance Sheet location:	June 30, 2022	September 30, 2021
Other Assets:
MVP	$28,078,885	$64,462,194
Southgate	84,463	405,125
Investment in unconsolidated affiliates	$28,163,348	$64,867,319

Current Liabilities:
MVP	$840,763	$2,139,696
Southgate	487	941
Capital contributions payable	$841,250	$2,140,637

	Three Months Ended		Nine Months Ended
Income Statement location:	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Equity in earnings of unconsolidated affiliate	$235	$133,864	$71,917	$1,486,750

	June 30, 2022	September 30, 2021
Undistributed earnings, net of income taxes, of MVP in retained earnings	$8,134,434	$8,081,027

The undistributed earnings does not include the impairment of the investment in the LLC.

RGC RESOURCES, INC. AND SUBSIDIARIES

The change in the investment in unconsolidated affiliates is provided below:

	Nine Months Ended
	June 30, 2022	June 30, 2021
Cash investment	$4,345,712	$4,171,356
Change in accrued capital calls	(1,299,387)	(659,056)
Pre-tax impairment	(39,822,213)	—
Equity in earnings of unconsolidated affiliate	71,917	1,486,750
Change in investment in unconsolidated affiliates	$(36,703,971)	$4,999,050

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included:

	Income Statements
	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
AFUDC	$—	$12,917,004	$6,883,069	$146,674,318
Other income (expense), net	82,394	(145,581)	46,576	(192,675)
Net income	$82,394	$12,771,423	$6,929,645	$146,481,643

	Balance Sheets
	June 30, 2022	September 30, 2021
Assets:
Current assets	$97,498,599	$208,961,113
Construction work in progress	6,587,971,421	6,281,991,035
Other assets	1,190,042	980,410
Total assets	$6,686,660,062	$6,491,932,558

Liabilities and Equity:
Current liabilities	$126,848,091	$200,441,027
Noncurrent liabilities	—	13,000
Capital	6,559,811,971	6,291,478,531
Total liabilities and equity	$6,686,660,062	$6,491,932,558

7.	Derivatives and Hedging

The Company’s hedging and derivative policy allows management to enter into derivatives for the purpose of managing the commodity and financial market risks of its business operations, including the price of natural gas and the cost of borrowed funds. This policy specifically prohibits the use of derivatives for speculative purposes.

The Company has five interest rate swaps associated with its variable rate debt as of June 30, 2022. During fiscal 2021, Roanoke Gas entered into two delayed draw variable-rate term notes in the amounts of $15 million and $10 million, with corresponding swap agreements to convert the variable interest rates into fixed rates of 2.00% and 2.49%, respectively. Proceeds of $5 million associated with the $10 million delayed draw note were received on April 1, 2022. Midstream has two swap agreements corresponding to the $14 million and $10 million variable rate term notes. The swap agreements convert these two notes into fixed rate instruments with effective interest rates of 3.24% and 3.14%, respectively.  In addition, on November 1, 2021, Midstream entered into a promissory note in the amount of $8 million, with a corresponding swap agreement to convert the variable interest rate into a fixed rate of 2.443%.  The swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income. No portion of the swaps were deemed ineffective during the periods presented.

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

On March 31, 2022, Roanoke Gas entered into an unsecured line-of-credit agreement replacing the line-of-credit agreement dated March 25, 2021. The agreement provides for a variable interest rate based upon Daily Simple SOFR plus 1.10% and multiple tier borrowing limits to accommodate seasonal borrowing demands. The Company's total available borrowing limits during the term of the line-of-credit agreement range from $21 million to $33 million.  The line-of-credit agreement will expire on March 31, 2023, unless extended. The Company anticipates being able to extend or replace the credit line upon expiration. As of June 30, 2022, the Company had no outstanding balance under its line-of-credit agreement.

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

On November 1, 2021 Midstream entered into an unsecured promissory note in the principal amount of $8 million with an interest rate based on 30-day LIBOR plus 115 basis points maturing January 1, 2028. Related to this note, Midstream also entered into an interest rate swap agreement that effectively converts the variable rate note into a fixed rate instrument with an effective annual interest rate of 2.443%. The loan will convert into an installment loan with principal pay-down beginning in fiscal 2023. In addition, this note reduces the borrowing capacity defined by the Third Amendment to Credit Agreement and related Promissory Notes. The total borrowing capacity declined from $41 million to $33 million effective with the new promissory note.  On March 31, 2022, Midstream applied $10 million from a cash infusion received from Resources to pay down a corresponding amount on the non-revolving credit facility which in turn reduced the total borrowing capacity from $33 million to $23 million.  On June 30, 2022 Midstream entered into the Fourth Amendment to Credit Agreement and related Promissory Notes.  The Amendment modifies the original Credit Agreement and prior amendments by replacing the 30-day LIBOR plus 1.35% interest on the Promissory Notes with Term SOFR plus 1.50% as well as extends the maturity date to December 31, 2023. All other terms of the Fourth Amendment to Credit Agreement remain unchanged.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Long-term debt consists of the following:

	June 30, 2022		September 30, 2021
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior notes payable, at 4.26%, due September 18, 2034	$30,500,000	$118,262	$30,500,000	$125,502
Unsecured term note payable, at 30-day LIBOR plus 0.90%, due November 1, 2021	—	—	7,000,000	278
Unsecured term notes payable, at 3.58%, due October 2, 2027	8,000,000	25,284	8,000,000	28,896
Unsecured term notes payable, at 4.41%, due March 28, 2031	10,000,000	27,410	10,000,000	29,760
Unsecured term notes payable, at 3.60%, due December 6, 2029	10,000,000	26,420	10,000,000	29,062
Unsecured term note payable, at 30-day SOFR plus 1.20%, due August 20, 2026	15,000,000	—	—	—
Unsecured term note payable, at 30-day LIBOR plus 1.00%, due October 1, 2028	5,000,000	29,869	—	21,545
Midstream:
Unsecured term notes payable, at Term SOFR plus 1.50%, due December 31, 2023	20,949,200	17,962	33,610,200	14,904
Unsecured term note payable, at 30-day LIBOR plus 1.15%, due June 12, 2026	14,000,000	9,631	14,000,000	11,437
Unsecured term note payable, at 30-day LIBOR plus 1.20%, due June 1, 2024	10,000,000	4,518	10,000,000	6,286
Unsecured term note payable, at 30-day LIBOR plus 1.15%, due January 1, 2028	8,000,000	24,774	—	—
Total notes payable, current and non-current	131,449,200	284,130	123,110,200	267,670
Line-of-credit, at 30-day LIBOR plus 1.00%, due March 31, 2023	—	—	17,628,897	—
Total long-term debt	131,449,200	284,130	140,739,097	267,670
Less: current maturities of long-term debt	(900,000)	—	(7,000,000)	—
Total long-term debt, net current maturities	$130,549,200	$284,130	$133,739,097	$267,670

The line-of-credit referenced in the table above was replaced in March 2022 and is now classified as a short-term instrument.  See Note 8 for additional information.

All debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization.  All of the debt agreements, except for the line-of-credit, provide for priority indebtedness to not exceed 15% of consolidated total assets.  The $15 million note and the line-of-credit have an interest coverage ratio requirement of 1.5 which excludes the effect of a non cash impairment on the LLC investments up to the total investment as of December 31, 2021 as revised by the Seventh Amendment to the Credit Agreement. The Company was in compliance with all debt covenants as of  June 30, 2022 and September 30, 2021.

RGC RESOURCES, INC. AND SUBSIDIARIES

10.	Other Comprehensive Income (Loss)

A summary of other comprehensive income and loss is provided below:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Three Months Ended June 30, 2022
Interest rate swaps:
Unrealized gains	$1,409,027	$(362,683)	$1,046,344
Transfer of realized losses to interest expense	112,297	(28,905)	83,392
Net interest rate swaps	1,521,324	(391,588)	1,129,736
Defined benefit plans:
Amortization of actuarial gains	(15,070)	3,879	(11,191)
Other comprehensive income	$1,506,254	$(387,709)	$1,118,545
Three Months Ended June 30, 2021
Interest rate swaps:
Unrealized losses	$(166,066)	$42,745	$(123,321)
Transfer of realized losses to interest expense	139,478	(35,901)	103,577
Net interest rate swaps	(26,588)	6,844	(19,744)
Defined benefit plans:
Amortization of actuarial losses	20,017	(5,153)	14,864
Other comprehensive loss	$(6,571)	$1,691	$(4,880)

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Nine Months Ended June 30, 2022
Interest rate swaps:
Unrealized gains	$3,628,885	$(934,073)	$2,694,812
Transfer of realized losses to interest expense	448,020	(115,323)	332,697
Net interest rate swaps	4,076,905	(1,049,396)	3,027,509
Defined benefit plans:
Amortization of actuarial gains	(45,210)	11,637	(33,573)
Other comprehensive income	$4,031,695	$(1,037,759)	$2,993,936
Nine Months Ended June 30, 2021
Interest rate swaps:
Unrealized gains	$453,060	$(116,619)	$336,441
Transfer of realized losses to interest expense	413,186	(106,352)	306,834
Net interest rate swaps	866,246	(222,971)	643,275
Defined benefit plans:
Amortization of actuarial losses	60,051	(15,459)	44,592
Other comprehensive income	$926,297	$(238,430)	$687,867

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Reconciliation of Accumulated Other Comprehensive Income (Loss)

			Accumulated
			Other
	Interest Rate	Defined Benefit	Comprehensive
	Swaps	Plans	Income (Loss)
Balance at September 30, 2021	$(888,210)	$(647,224)	$(1,535,434)
Other comprehensive income (loss)	3,027,509	(33,573)	2,993,936
Balance at June 30, 2022	$2,139,299	$(680,797)	$1,458,502

11.	Commitments and Contingencies

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

Basic earnings per common share for the three and nine months ended June 30, 2022 and 2021 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares.

A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$592,527	$610,840	$(20,317,373)	$10,101,581
Weighted average common shares	9,798,700	8,260,579	8,889,359	8,215,215
Effect of dilutive securities:
Options to purchase common stock	5,589	12,624	—	13,287
Diluted average common shares	9,804,289	8,273,203	8,889,359	8,228,502
Earnings (loss) per share of common stock:
Basic	$0.06	$0.07	$(2.29)	$1.23
Diluted	$0.06	$0.07	$(2.29)	$1.23

RGC RESOURCES, INC. AND SUBSIDIARIES

13.	Employee Benefit Plans

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Components of net periodic pension cost:
Service cost	$162,072	$183,570	$486,216	$550,710
Interest cost	253,279	243,785	759,837	731,355
Expected return on plan assets	(457,888)	(503,936)	(1,373,664)	(1,511,808)
Recognized loss	36,600	125,535	109,800	376,605
Net periodic pension cost (benefit)	$(5,937)	$48,954	$(17,811)	$146,862

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Components of postretirement benefit cost:
Service cost	$24,450	$35,172	$73,350	$105,516
Interest cost	110,930	107,623	332,790	322,869
Expected return on plan assets	(166,541)	(149,122)	(499,623)	(447,366)
Recognized loss	—	38,664	—	115,992
Net postretirement benefit cost (benefit)	$(31,161)	$32,337	$(93,483)	$97,011

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy:

	Fair Value Measurements - June 30, 2022
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps	$2,880,822	$—	$2,880,822	$—
Total	$2,880,822	$—	$2,880,822	$—

Liabilities:
Natural gas purchases	$817,779	$—	$817,779	$—
Total	$817,779	$—	$817,779	$—

	Fair Value Measurements - September 30, 2021
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Natural gas purchases	$2,728,935	$—	$2,728,935	$—
Interest rate swaps	1,196,083	—	1,196,083	—
Total	$3,925,018	$—	$3,925,018	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

See footnote 6 for discussion on the fair value assumptions of the Company's investment in the LLC.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At June 30, 2022 and September 30, 2021, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements:

	Fair Value Measurements - June 30, 2022
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$900,000	$—	$—	$900,000
Notes payable	130,549,200	—	—	128,363,468
Total	$131,449,200	$—	$—	$129,263,468

	Fair Value Measurements - September 30, 2021
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$7,000,000	$—	$—	$7,000,000
Notes payable	116,110,200	—	—	124,691,896
Total	$123,110,200	$—	$—	$131,691,896

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying Treasury rate or other Treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

FASB ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. As of June 30, 2022 and September 30, 2021, no single customer accounted for more than 5% of the total accounts receivable balance. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

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

Investment in Affiliates - The investment in affiliates segment reflects the activities of the Company's investment in the LLC.

Parent and Other - The category parent and other includes the unregulated activities of the Company as well as certain corporate eliminations.

Information related to the segments of the Company are provided below:

	Three Months Ended June 30, 2022
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$17,226,649	$—	$33,250	$17,259,899
Depreciation	2,218,322	—	—	2,218,322
Operating income (loss)	1,677,714	(62,722)	25,180	1,640,172
Equity in earnings	—	235	—	235
Interest expense	748,020	354,194	—	1,102,214
Income (loss) before income taxes	1,147,894	(413,857)	25,297	759,334

	Three Months Ended June 30, 2021
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$14,016,681	$—	$32,165	$14,048,846
Depreciation	2,115,758	—	—	2,115,758
Operating income (loss)	1,563,436	(47,390)	26,287	1,542,333
Equity in earnings	—	133,864	—	133,864
Interest expense	693,265	306,973	—	1,000,238
Income (loss) before income taxes	998,342	(218,579)	26,382	806,145

	Nine Months Ended June 30, 2022
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$69,957,523	$—	$95,139	$70,052,662
Depreciation	6,757,720	—	—	6,757,720
Operating income (loss)	14,610,869	(223,269)	74,383	14,461,983
Equity in earnings	—	71,917	—	71,917
Impairment of investments in affiliates	—	(39,822,213)	—	(39,822,213)
Interest expense	2,263,921	1,046,993	—	3,310,914
Income (loss) before income taxes	13,224,278	(41,010,233)	74,818	(27,711,137)

	Nine Months Ended June 30, 2021
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$61,721,455	$—	$98,070	$61,819,525
Depreciation	6,397,460	—	—	6,397,460
Operating income (loss)	14,352,010	(200,532)	71,668	14,223,146
Equity in earnings	—	1,486,750	—	1,486,750
Interest expense	2,105,127	922,704	—	3,027,831
Income before income taxes	12,984,346	373,466	72,013	13,429,825

RGC RESOURCES, INC. AND SUBSIDIARIES

	June 30, 2022
	Gas Utility	Investment in Affiliates (1)	Parent and Other	Consolidated Total
Total assets	$251,432,872	$28,719,990	$18,590,631	$298,743,493

(1) Decrease in total assets resulted from the MVP and Southgate impairment.  See Note 6 for additional information.

	September 30, 2021
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$231,737,427	$65,686,376	$12,685,390	$310,109,193

16.	Regulatory Assets and Liabilities

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

Regulatory assets included in the Company’s accompanying balance sheets are as follows:

	June 30, 2022	September 30, 2021
Assets:
Current Assets:
Regulatory assets:
WNA revenues	$799,592	$8,104
Under-recovery of gas costs	359,809	5,048,164
Under-recovery of SAVE Plan revenues	—	305,502
Accrued pension and postretirement medical	51,669	206,679
Other deferred expenses	84,314	88,004
Total current	1,295,384	5,656,453
Utility Property:
In service:
Other	11,945	11,945
Construction work in progress:
AFUDC	386,189	386,189
Other Assets:
Regulatory assets:
Premium on early retirement of debt	1,398,793	1,484,433
Accrued pension and postretirement medical	5,154,713	5,154,713
Other deferred expenses	113,248	130,613
Total non-current	6,666,754	6,769,759

Total regulatory assets	$8,360,272	$12,824,346

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory liabilities included in the Company’s accompanying balance sheets are as follows:

	June 30, 2022	September 30, 2021
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Over-recovery of SAVE Plan revenues	$222,449	$—
Deferred income taxes	332,361	329,959
Supplier refunds	2,660,146	—
Total current	3,214,956	329,959
Deferred Credits and Other Liabilities:
Asset retirement obligations	7,988,323	7,628,958
Regulatory cost of retirement obligations	14,332,274	13,640,567
Regulatory Liabilities:
Deferred income taxes	12,655,804	12,891,242
Total non-current	34,976,401	34,160,767

Total regulatory liabilities	$38,191,357	$34,490,726

As of June 30, 2022 and September 30, 2021, the Company had regulatory assets in the amount of $8,348,327 and $12,812,401, respectively, on which the Company did not earn a return during the recovery period.

17.	Subsequent Events

On August 4, 2022, a local housing authority transferred to Roanoke Gas certain assets related to the delivery of natural gas within two apartment complexes located in the Company's service territory.  In exchange for these assets as approved by the SCC, Roanoke Gas will assume responsibility for their operation and maintenance.  This transaction is expected to result in a fourth quarter pre-tax gain of approximately $200,000.

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

COVID-19

As discussed under Item 1A "Risk Factors" in the Company’s 2021 Annual Report on Form 10-K, COVID-19 and the resulting pandemic continues to have a lingering impact on local, state, national and global economies. Supply chain disruptions, labor shortages and inflation, compounded by other world events, including the Russia/Ukraine conflict and its impact on natural gas commodity prices, have continued as the primary examples of matters impacting economic conditions. Significant portions of the population have been vaccinated, which has contributed to a return to mostly normal operating conditions. Most restrictions implemented as a result of the pandemic have been eased, including Virginia’s state of emergency, allowing for increased business, recreational and travel activities. Natural gas consumption by the Company’s commercial customers has returned to pre-pandemic levels. However, the easing of restrictions and the evolution of variant strains of COVID-19 may lead to a rise in infections nationally and throughout the Company’s service territory. Management continues to monitor current conditions to ensure the continuation of safe and reliable service to customers and to maintain the safety of the Company's employees.

The extent to which the COVID-19 pandemic will continue to impact the Company depends on future developments, which are highly uncertain and cannot be reasonably predicted, including the increase or reduction in governmental restrictions to businesses and individuals, the potential resurgence of the virus, including variants, as well as efficacy of the vaccines.

RGC RESOURCES, INC. AND SUBSIDIARIES

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 62,400 residential, commercial and industrial customers in Roanoke, Virginia and surrounding localities through its Roanoke Gas subsidiary.  As a wholly-owned subsidiary of Resources, Midstream is a more than 1% investor in MVP and a less than 1% investor in Southgate.

Due primarily to decisions in January and February 2022 by the Fourth Circuit vacating and remanding certain permits necessary for the completion of MVP construction and commercial operation, and the greater uncertainty that now exists given the Court’s actions, as well as the consequent actions by project partners to impair their respective investments and revocation of the previously noted summer 2022 in-service target date, Midstream determined that its investment in the LLC experienced an other-than-temporary decline in value.  Accordingly, management recorded a $39.8 million write-down of the value of its investments in the second quarter of fiscal 2022.  The Company, with the assistance of a third party valuation specialist, conducted an evaluation of Midstream's investment in the LLC as of June 30, 2022 and determined that its investment was fairly stated and no further impairment was required.  Midstream's total investment in the LLC was $28.2 million as of June 30, 2022.  More information regarding the investment in the LLC is provided under the Equity Investment in Mountain Valley Pipeline section below.

The utility operations of Roanoke Gas are regulated by the SCC, which oversees the terms, conditions, and rates charged to customers for natural gas service, safety standards, extension of service and depreciation. Nearly all of the Company’s revenues, excluding equity in earnings of MVP, are derived from the sale and delivery of natural gas to Roanoke Gas customers based on rates and fees authorized by the SCC. These rates are designed to provide the Company with the opportunity to recover its gas and non-gas expenses and to earn a reasonable rate of return on investment based on normal weather. These rates are determined based on the filing of a formal non-gas rate application with the SCC. Generally, investments related to extending service to new customers are recovered through the additional revenues generated by the non-gas base rates in place at that time. The investment in replacing and upgrading existing infrastructure, as well as recovering increases in non-gas expenses due to inflationary pressures, regulatory requirements or operation needs, are generally not recoverable until a formal rate application is filed to include the additional investment and higher costs, and new non-gas base rates are approved.

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

The SAVE Rider provides the Company with a mechanism through which it recovers costs related to SAVE qualified infrastructure investments on a prospective basis, until a formal rate application is filed to incorporate these investments in non-gas base rates. The SAVE Plan and Rider were last reset effective January 2019, when the recovery of all prior SAVE Plan investment was incorporated into the current non-gas rates. Accordingly, SAVE Plan revenues increased by approximately $143,000 and $559,000 for the three and nine month periods ended June 30, 2022, respectively, compared to the same periods last year, reflecting the Company's cumulative investment in qualified SAVE Plan infrastructure since 2019.

RGC RESOURCES, INC. AND SUBSIDIARIES

The WNA mechanism reduces the volatility in earnings due to the variability in temperatures during the heating season. The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when weather is colder than normal. The WNA allows the Company to recover from its customers the lost margin (excluding gas costs) from the impact of weather that is warmer than normal and correspondingly requires the Company to refund the excess margin earned for weather that is colder than normal. The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day and thereby estimates the revenue adjustment based on weather variance from normal. Any billings or refunds related to the WNA are completed following each WNA year, which extends for the 12-month period from April to March.  For the three and nine months ended June 30, 2022, the Company accrued approximately $194,000 and $1,994,000 in additional revenues under the WNA model for weather that was 14% and 13% warmer than normal, respectively, compared to approximately $72,000 refund and $1,124,000 in additional revenue for weather that was 5% cooler and 7% warmer than normal during the corresponding periods last year.  The current WNA year ended on March 31, 2022 and the 12 month cumulative WNA balance is being billed over a three month period that began in May 2022.

The Company also has an approved rate structure in place that mitigates the impact of the financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue by applying the ICC factor, based on the Company’s weighted-average cost of capital, including interest rates on short-term and long-term debt, and the Company’s authorized return on equity, to the average cost of natural gas inventory during the period. Total ICC revenues increased by approximately $28,000 and $111,000, respectively, for the three month and nine month periods ended June 30, 2022, compared to the corresponding periods last year, as much higher natural gas commodity prices during the most recent quarter contributed significantly to the 48% increase in the nine month average price of gas in storage.  If natural gas commodity futures prices remain at much higher levels compared to the prior fiscal year, the cost of natural gas will also remain at elevated levels for the remainder of the current fiscal year including the volumes delivered into storage.

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

Prior to January 2021, the Company recognized significant non-cash income from equity in earnings of MVP through recording of AFUDC. Due to various legal and regulatory challenges, construction on the pipeline has been halted as has the recognition of AFUDC.  If or when the permits are reinstated, construction on MVP could resume and AFUDC could again be recognized until such time as MVP is placed in service.  Once in service, cash earnings will be derived from fees charged by the LLC to transport natural gas on the pipeline.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Three Months Ended June 30, 2022:

Net income decreased by $18,313 for the three months ended June 30, 2022, compared to the same period last year as higher expenses more than offset increased SAVE and ICC revenues.

The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended June 30,		Increase/
	2022	2021	(Decrease)	Percentage
Operating Revenues
Gas Utility	$17,226,649	$14,016,681	$3,209,968	23%
Non Utility	33,250	32,165	1,085	3%
Total Operating Revenues	$17,259,899	$14,048,846	$3,211,053	23%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	897,316	967,402	(70,086)	(7)%
Transportation and Interruptible	1,058,104	797,276	260,828	33%
Total Delivered Volumes	1,955,420	1,764,678	190,742	11%
HDD	288	351	(63)	(18)%

Total operating revenues for the three months ended June 30, 2022, compared to the same period last year, increased by 23% due to sharply higher natural gas commodity prices, increases in SAVE and ICC revenues and higher transportation volume deliveries.  Natural gas commodity prices averaged nearly $7.00 per dekatherm during the quarter compared to $2.80 per dekatherm for the corresponding quarter last year.  The Company increased the PGA component of its rates during the quarter to incorporate the rising commodity prices, resulting in higher revenues and customer bills.  SAVE Plan revenues continued their upward trend as Roanoke Gas continues to invest in qualified SAVE infrastructure projects.  With 63, or 18%, fewer HDD during the quarter, the weather sensitive residential and commercial volumes declined by 7% from the same period last year.  After accounting for the application of the WNA model for the warmer weather, the WNA adjusted residential and commercial volumes would have increased by nearly 2% resulting in $266,000 in additional WNA revenues.  Transportation and interruptible volumes, primarily driven by business activity rather than weather, increased by 33% due to a single, multi-fuel customer that has continued its increased utilization of natural gas during the quarter.  Excluding the multi-fuel customer's usage from both periods, total transportation and interruptible volumes would have been nearly unchanged for the quarter.

	Three Months Ended June 30,
	2022	2021	Increase	Percentage
Gross Utility Margin
Gas Utility Revenues	$17,226,649	$14,016,681	$3,209,968	23%
Cost of Gas - Utility	9,221,968	6,289,615	2,932,353	47%
Gross Utility Margin	$8,004,681	$7,727,066	$277,615	4%

Gross utility margin increased from the same period last year as a result of the aforementioned higher SAVE revenues, transportation and WNA adjusted residential and commercial volumes, as well as higher ICC revenues as summarized below.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of and the change in gas utility margin are summarized below:

	Three Months Ended June 30,		Increase/
	2022	2021	(Decrease)
Customer Base Charge	$3,650,419	$3,648,899	$1,520
Carrying Cost	84,258	56,542	27,716
SAVE Plan	820,297	677,482	142,815
Volumetric	3,211,907	3,357,099	(145,192)
WNA	193,517	(72,181)	265,698
Other Revenues	44,283	59,225	(14,942)
Total	$8,004,681	$7,727,066	$277,615

Operations and maintenance expenses increased by $57,460, or 2%, over the same period last year primarily due to higher corporate insurance premiums, professional services and bad debt expense, net of higher capitalized overheads. Corporate insurance premiums related to property and liability insurance increased by nearly $36,000, or 14%, due to insurance market conditions. Professional services increased by $70,000 primarily due to costs incurred to determine the fair value of the LLC investment and expenses related to the R&D tax credit. Bad debt expense increased by $9,000 for the quarter due to higher billings related to rising natural gas prices and delinquent balances. Total capitalized overheads increased by $45,000 due to higher direct construction expenditures related to Roanoke Gas capital projects.

General taxes increased by $18,638, or 3%, primarily due to higher property taxes related to ongoing investments in infrastructure replacement, system reinforcements and customer growth.

Depreciation expense increased by $102,564, or nearly 5%, on a comparable increase in utility plant balances.

Equity in earnings of unconsolidated affiliate declined by $133,629 due to the absence of growth construction activities during the quarter.  All earnings during the current quarter relate to income earned on available cash balances, net of expenses. See Equity Investment in Mountain Valley Pipeline section below for additional information.

Other income, net increased by $90,955, or 70%, primarily due to an approximately $86,000 decrease in the non-service cost components of net periodic benefit costs.  The reduction in the non-service cost component is attributable to the reduction in the amortization of the actuarial losses due to the improved funded position of the defined benefit plans.

Interest expense increased by $101,976, or 10%, as the total daily average debt outstanding increased by 4% between quarters combined with an increase in the weighted-average interest rate from 3.01% to 3.19%.  The increase in the weighted average interest rate was due to the pay-down on Roanoke Gas' lower rate line-of-credit balance at the end of March 2022. The higher borrowing levels resulted from the ongoing investment in the LLC and financing expenditures in support of Roanoke Gas' capital budget, net of the equity infusion from Resources.

Roanoke Gas' interest expense increased by $54,755 primarily due to a $6.5 million increase in total daily average debt outstanding for the period, net of a reduction in the average interest rate from 3.60% to 3.55% primarily driven by the issuance of the $15 million note on October 1, 2021 with a 2.00% swap adjusted rate.

RGC RESOURCES, INC. AND SUBSIDIARIES

Midstream's interest expense increased by $47,221 primarily due to a nearly 0.50% increase in the weighted-average interest rate due to rising rates on Midstream's credit facility.  Total average outstanding debt during the quarter declined by $2.1 million due to the equity infusion from Resources more than offsetting the ongoing funding of MVP and Southgate.

Income tax expense decreased by $28,498 corresponding to a reduction in taxable income. The effective tax rate was 22.0% and 24.2% for the three month periods ended June 30, 2022 and 2021, respectively.  The reduction in the adjusted effective tax rate is attributable to the amortization of the deferred R&D tax credit associated with the tax credit study and the exercise of stock options.

Nine Months Ended June 30, 2022:

Net income decreased by $30,418,954 to a net loss of $20,317,373 for the nine months ended June 30, 2022, compared to the same period last year, primarily due to the impairment of the Company's investment in the LLC.

The tables below reflect operating revenues, volume activity and heating degree-days.

	Nine Months Ended June 30,		Increase/
	2022	2021	(Decrease)	Percentage
Operating Revenues
Gas Utility	$69,957,523	$61,721,455	$8,236,068	13%
Non Utility	95,139	98,070	(2,931)	(3)%
Total Operating Revenues	$70,052,662	$61,819,525	$8,233,137	13%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	6,029,608	6,230,038	(200,430)	(3)%
Transportation and Interruptible	2,856,005	2,420,913	435,092	18%
Total Delivered Volumes	8,885,613	8,650,951	234,662	3%
HDD	3,367	3,596	(229)	(6)%

Total operating revenues for the nine months ended June 30, 2022, compared to the same period last year, increased by 13% due to a combination of higher natural gas commodity prices and pipeline and storage fees, increases in SAVE and WNA revenues and transportation volume deliveries. Natural gas commodity prices increased significantly during the current quarter, combined with rate increases implemented in the second quarter of fiscal 2021 from the interstate pipelines and underground natural gas storage operators who deliver and store natural gas, resulted in a 25% increase in total gas costs.  These higher costs were incorporated into the PGA component of rates and passed on to customers resulting in the primary contributor to revenue growth.  SAVE Plan revenues increased by approximately $559,000 due to the continuing investment in qualified SAVE infrastructure projects.  The nine months ended June 30, 2022 had 6% fewer heating degree days than the same period last year, which resulted in a corresponding 3% reduction in the weather sensitive residential and commercial volumes. If adjusted for the WNA effect of the shortfall in heating degree days, the residential and commercial volumes would have been nearly 2% higher than the WNA adjusted volumes in the prior year, reflecting growth and improved economic activity in a post-pandemic environment.  Furthermore, transportation and interruptible volumes increased by 18% due to the increased utilization of natural gas by a single, multi-fuel customer during the year.  This customer accounted for 436,000 dekatherms of the increase in volumes over last year and 701,000 of the total volumes for the current year.

	Nine Months Ended June 30,
	2022	2021	Increase	Percentage
Gross Utility Margin
Gas Utility Revenues	$69,957,523	$61,721,455	$8,236,068	13%
Cost of Gas - Utility	35,461,948	28,437,371	7,024,577	25%
Gross Utility Margin	$34,495,575	$33,284,084	$1,211,491	4%

Gross utility margin increased from the same period last year as a result of the higher SAVE revenues and WNA, in addition to the increase in ICC revenues as reflected in the table below.  ICC revenues increased by approximately $111,000 due to higher natural gas inventory balances attributable to rising natural gas commodity prices.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of and the change in gas utility margin are summarized below:

	Nine Months Ended June 30,		Increase/
	2022	2021	(Decrease)
Customer Base Charge	$10,953,414	$10,923,419	$29,995
Carrying Cost	360,100	248,744	111,356
SAVE Plan	2,291,662	1,733,027	558,635
Volumetric	18,766,158	19,131,582	(365,424)
WNA	1,993,938	1,124,120	869,818
Other Revenues	130,303	123,192	7,111
Total	$34,495,575	$33,284,084	$1,211,491

Operations and maintenance expenses increased by $556,189, or 5%, over the same period last year primarily due to higher bad debt expense, corporate insurance premiums and professional and contracted services, net of higher capitalized overheads. Bad debt expense increased by $276,000 due to higher billings related to rising natural gas prices and delinquencies attributed to the prior year moratorium that prevented service disconnections for non-payment of gas service.  Since March 31, 2022, the Company has disconnected 629 customers for non-payment. Corporate insurance premiums increased by $127,000 due to insurance market conditions. Professional services increased by $130,000 primarily due to costs incurred to evaluate the Company's investment in the LLC and assess the level of impairment, as well as costs related to the R&D tax credits. Contracted services increased by $167,000 due to repairs on LNG equipment and higher costs for the outsourced customer call center. Natural gas distribution system maintenance and cyber security enhancements accounted for much of the remaining increase. Total capitalized overheads increased by $158,000 due to increased capital expenditures.

General taxes increased by $52,251, or 3%, primarily due to higher property taxes related to ongoing investments in infrastructure replacement, system reinforcements and customer growth.

Depreciation expense increased by $360,260, or 6%, on a comparable increase in utility plant balances.

Equity in earnings of unconsolidated affiliate decreased by $1,414,833, as limited growth construction activities occurred during the current year.  See Equity Investment in Mountain Valley Pipeline section below for additional information.

Impairment of unconsolidated affiliates reflects the $39,822,213 other-than-temporary write down of the Company's investment in the LLC as discussed further in the Equity Investment in Mountain Valley Pipeline section below.

Other income, net increased by $140,330, or 19%, primarily due to an approximately $259,000 decrease in the non-service cost components of net periodic benefit costs partially offset by the absence of the equity portion of AFUDC on the two gate stations that will interconnect MVP with Roanoke Gas' distribution system and reduction in the utilization fee.  Roanoke Gas ceased the recognition of AFUDC on these stations effective January 2021 until such time construction activities resume.  The utilization fee under the revenue sharing agreement declined per the terms of the asset management agreement with Sequent Energy.

Interest expense increased by $283,083, or 9%, as the total daily average debt outstanding increased by more than 10% between periods. The higher borrowing levels derived from the ongoing investment in the LLC and financing expenditures in support of Roanoke Gas' capital budget.

Roanoke Gas' interest expense increased by $158,794 primarily due to a $9 million increase in total average debt outstanding for the period, net of a reduction in the average interest rate from 3.49% to 3.34% associated with the issuance of the $15 million note on October 1, 2021 with a 2.00% swap adjusted rate.

Midstream's interest expense increased by $124,289 primarily due to a $4.4 million increase in total average debt outstanding for the period combined with an increase in the average interest rate from 2.25% to 2.38% due to rising interest rates on the Company's variable rate debt.

Income tax expense decreased by $10,722,008 resulting in a net tax benefit of $7,393,764, corresponding to the recognition of the impairment of the Company's investment in the LLC.  The effective tax rate was 26.7% and 24.8% for the nine month periods ended June 30, 2022 and 2021, respectively.  Excluding the effect of the impairment, the effective tax rate would have been 23.6% compared to 24.8% for the same period last year.  The reduction in the adjusted effective tax rate is attributable to the amortization of the deferred R&D tax credit associated with the tax credit study conducted in fiscal 2021.

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

Asset Management

Roanoke Gas uses a third-party asset manager to oversee its pipeline transportation, storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the asset manager pays Roanoke Gas a monthly utilization fee. In accordance with an SCC order issued in 2018, a portion of the utilization fee is retained by the Company with the balance passed through to customers through reduced gas costs. The current asset management agreement ends on March 31, 2023.

Equity Investment in Mountain Valley Pipeline, LLC

Recent construction activity has been limited based on legal and regulatory challenges. Although certain permits and authorizations were previously received, there remain pending challenges impacting current progress as a result of actions by the Fourth Circuit in January and February 2022.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Related to seeking the Army Corps Individual Permit, on March 4, 2021, the LLC submitted applications to each of the West Virginia Department of Environmental Protection (WVDEP) and the Virginia Department of Environmental Quality (VADEQ) seeking Section 401 water quality certification approvals or waivers (such approvals or waivers, the State 401 Approvals).  The State 401 Approvals were both issued in December 2021 and are the subject of ongoing litigation.

On January 25, 2022, the LLC’s authorizations related to the Jefferson National Forest (JNF) received from the Bureau of Land Management and the U.S. Forest Service were vacated and remanded on specific issues by the Fourth Circuit. On February 3, 2022, the Fourth Circuit vacated and remanded on specific issues the Biological Opinion and Incidental Take Statement issued by the United States Department of the Interior’s Fish and Wildlife Service for MVP.  On May 3, 2022, the operator for MVP announced that after evaluating legal options and consulting with the relevant federal agencies, the LLC planned to pursue new authorizations relating to the JNF and a new Biological Opinion and Incidental Take Statement; and as a result, the operator is targeting a full in-service date for MVP during the second half of 2023 at a target total project cost of approximately $6.6 billion (excluding AFUDC). On August 2, 2022, the operator, noting the pursuit of such new authorizations and Biological Opinion and Incidental Take Statement, reiterated publicly such targeted in-service timing and cost.  Related to pursuing a new Biological Opinion and Incidental Take Statement, on July 29, 2022, the LLC submitted to the U.S. Fish and Wildlife Service an updated supplement to the Biological Assessment (and notified the FERC of such submission), which updated supplement is intended to address aspects of the Fourth Circuit's February 2022 ruling and points raised by project opponents.

In addition to timely receiving, and subsequently maintaining, new authorizations in respect of the JNF and a Biological Opinion and Incidental Take Statement, the LLC must, in order to complete MVP, among other things, timely receive the Army Corps Individual Permit (as well as timely receive, as necessary, certain other state-level approvals), as well as any necessary extensions from FERC to complete MVP. On June 24, 2022, given ongoing litigation and regulatory matters, the LLC filed a request with the FERC for an extension of time to complete the MVP project for an additional four years through October 13, 2026.  That request is pending.  The LLC also must (i) continue to have available the orders previously issued by the FERC, which are subject to ongoing litigation, modifying its prior stop work orders and extending the LLC’s prescribed time to complete MVP to October 13, 2022; and (ii) timely receive authorization from the FERC to complete construction work in the portion of the project route currently remaining subject to the FERC's previous stop work order and in the JNF. In each case, any such foregoing or other authorizations must remain in effect notwithstanding any pending or future challenge thereto, including, in the case of new authorizations in respect of the JNF and a new Biological Opinion and Incidental Take Statement, in the Fourth Circuit. Failure to achieve any one of the above items could lead to additional delays and higher project costs.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Given the continually evolving regulatory and legal environment for greenfield pipeline construction projects, as well as factors specific to MVP and Southgate, including the December 2021 compressor station state air permit denial, the LLC continues to evaluate Southgate including engaging in discussions with Dominion Energy North Carolina regarding options with respect to Southgate, including potentially refining the project's design and timing in lieu of pursuing the project as originally contemplated.  Dominion Energy North Carolina's obligations under the precedent agreement in support of the original project are subject to certain conditions, including that the LLC would have completed construction of the project facilities by June 1, 2022, which deadline is subject to extension by virtue of previously declared events of force majeure.  The project operator has announced that it is unable to predict the results of the discussions between the LLC and Dominion Energy North Carolina, including any potential modifications to the project, or ultimate undertaking or completion of the project.

Management conducted an assessment of its investment in the LLC in accordance with the provisions of ASC 323, Investments - Equity Method and Joint Ventures. This assessment included a third-party valuation.  As a result of its evaluation, management concluded that the investment in the LLC sustained an other-than-temporary decline in fair value as of February 22, 2022 and recorded a pre-tax impairment loss of approximately $39.8 million in its second quarter operating results as discussed in Note 6 to the consolidated financial statements. Management re-evaluated its investment as of June 30, 2022 and concluded that its investment was fairly stated and no additional impairment was required.  Management will continue monitoring the status of MVP and Southgate for circumstances that may lead to future impairments, including any significant delays or denials of necessary permits and approvals. If necessary, the amount and timing of any further impairment would be dependent on the specific circumstances, including changes to probabilities of completion, and changes in the assumed future cash flows, at the time of evaluation.

Regulatory

In November 2021, Roanoke Gas received $858,556 in ARPA funds to assist customers with growing past due balances based on arrearage balances as of August 31, 2021.  The Company was able to apply the full amount of these funds to customer accounts in December 2021.

In April 2020, the SCC issued an order allowing regulated utilities in Virginia to defer certain incremental, prudently incurred costs associated with the COVID-19 pandemic and to apply for recovery at a future date. Roanoke Gas deferred certain COVID-19 related costs during the first three quarters of fiscal 2022.

Roanoke Gas continues to recover the costs of its infrastructure replacement program through its SAVE Rider.  In May 2022, Roanoke Gas filed its most recent SAVE application with the SCC to update the SAVE Plan and Rider for the period October 2022 through September 2023.  The updated SAVE Rider is designed to collect approximately $4.1 million in annual revenues representing approximately a $650,000 increase over the current SAVE Rider.  The Company anticipates a final order from the SCC on the SAVE Rider case in September 2022.

On May 16, 2022, Roanoke Gas announced a cooperative agreement under which Roanoke Gas and the Western Virginia Water Authority will produce commercial quality renewable natural gas ("RNG") from biogas produced at the regional water pollution control plant.  In August 2022, Roanoke Gas filed an application with the SCC seeking approval of a rate adjustment clause under which the Company will recover the costs associated with constructing, owning, operating and maintaining the renewable natural gas facility.  The application was filed under Chapter 30 of Title 56 of the Code of Virginia.  The statute provides for a 180-day review period by the SCC.

RGC RESOURCES, INC. AND SUBSIDIARIES

On June 2, 2022, Roanoke Gas filed an application with the SCC to acquire certain natural gas delivery assets from a local housing authority.  Under this application, the Company requested the approval to acquire such facilities at five separate apartment complexes, located in the Company’s service territory, that were under housing authority management.  Under the proposed plan, the housing authority would renew existing natural gas distribution facilities (assets) and then transfer ownership of these assets to Roanoke Gas.  In turn, Roanoke Gas would assume responsibility for the operation and maintenance of these assets and recognize a gain related to the asset acquisition equal to the cost associated with the renewal.

On July 19, 2022, the SCC approved the application and on August 4, 2022, the housing authority transferred the assets from two apartment complexes to Roanoke Gas. Roanoke Gas is expected to record these assets and recognize a gain of approximately $200,000 during the Company’s fiscal fourth quarter. The housing authority expects to complete the upgrade at one more apartment complex in fiscal 2023 with a subsequent transfer of these assets.  The authority is awaiting future funding to complete two additional apartment complexes.  The timing of funding and the completion of the asset renewals for these two complexes is unknown at this time.

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

Cash and cash equivalents increased by $12,293,105 and $977,345 for the nine-month periods ended June 30, 2022 and 2021, respectively. The following table summarizes the sources and uses of cash:

	Nine Months Ended June 30,
Cash Flow Summary	2022	2021
Net cash provided by operating activities	$19,796,980	$14,416,227
Net cash used in investing activities	(21,723,386)	(19,001,279)
Net cash provided by financing activities	14,219,511	5,562,397
Increase in cash and cash equivalents	$12,293,105	$977,345

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

Cash flows from operating activities for the nine months ended June 30, 2022 increased by $5,380,753 compared to the same period last year. The increase was primarily driven by storage gas withdrawals and receipt of supplier refunds from the pipelines.

RGC RESOURCES, INC. AND SUBSIDIARIES

The table below summarizes the significant operating cash flow components:

	Nine Months Ended June 30,		Increase/
Cash Flow From Operating Activities:	2022	2021	(Decrease)
Net income (loss)	$(20,317,373)	$10,101,581	$(30,418,954)
Non-cash adjustments:
Depreciation	6,933,866	6,583,841	350,025
Equity in earnings	(71,917)	(1,486,750)	1,414,833
AFUDC	—	(55,981)	55,981
Impairment of unconsolidated affiliates	39,822,213	—	39,822,213
Changes in working capital and regulatory assets and liabilities:
Accounts receivable	(2,442,787)	(1,619,716)	(823,071)
Gas in storage	67,695	1,443,705	(1,376,010)
Under-recovery of gas cost	4,688,356	70,701	4,617,655
Supplier refunds	2,663,834	(79,896)	2,743,730
Deferred taxes	(9,978,841)	641,172	(10,620,013)
Other	(1,568,066)	(1,182,430)	(385,636)
Net cash provided by operating activities	$19,796,980	$14,416,227	$5,380,753

Operating cash flows increased by $5.4 million primarily due to higher depreciation, receipt of supplier refunds and collection on the under-recovery balance of gas costs.  During the prior fiscal year, Roanoke Gas accumulated a significant balance attributable to the under-recovery of gas cost as adjustments to the PGA factor did not keep pace with rising commodity prices and pipeline and storage fees over the last four months of fiscal 2021.  In January 2022, Roanoke Gas began collecting the under-recovered balance from customers leading to the increase in operating cash flows of $4.6 million.  Furthermore, $2.7 million in supplier refunds, resulting from rate case settlements, were received during the current fiscal year from the interstate pipelines.  These supplier refunds are being passed through to Roanoke Gas' customers over a twelve month period, which began in July 2022.  Due to a sharp increase in natural gas commodity prices during the third quarter of fiscal 2022, the average price of natural gas in storage increased by $3.20 a dekatherm from the beginning of fiscal 2022 compared to an increase of $0.54 a dekatherm for the same period last year resulting in a $1.4 million increase in the use of cash.  In addition, the rising gas costs generated higher accounts receivable balances resulting in an $823,000 increase in the use of cash.  The Company experienced a significant decrease in net deferred tax liabilities related to the $10.2 million deferred tax asset recognized as a result of the impairment of its investment in the LLC.  When netted against the non-cash impairment charge and the equity in earnings of the investment in the LLC, the combined amounts offset the decline in net income year-over-year.

Cash Flows Used in Investing Activities:

Investing activities primarily consist of expenditures related to investment in Roanoke Gas' utility plant, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and gas distribution system facilities and expansion of its natural gas system to meet the demands of customer growth, as well as Midstream's continued investment in the LLC. The Company is continuing its focus on SAVE infrastructure replacement projects, including the replacement of pre-1973 first generation plastic pipe and extending the natural gas distribution system to unserved developments within its existing service territory. Roanoke Gas' total capital expenditures for the nine-months ended June 30, 2022 were approximately $17.4 million compared to $15.0 million during the same period last year. Capital expenditures for fiscal 2022 are expected to increase approximately $5 million over the prior year primarily due to the investment in the RNG project under a cooperative agreement between Roanoke Gas and the Western Virginia Water Authority.  Midstream will continue its investments in the LLC for the purposes of maintaining the system currently in place until such time as construction activities resume and the pipeline is placed in service.  The investment in the LLC for the remainder of the current fiscal year is expected to be below the corresponding investment during the same period last year.

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash Flows Provided by Financing Activities:

Financing activities generally consist of borrowings and repayments under credit agreements, issuance of stock and the payment of dividends. Net cash flows provided by financing activities were $14.2 million for the nine months ended June 30, 2022, compared to $5.6 million for the same period last year. The increase in financing cash flows is primarily attributable to Resources' $27 million equity offering in March 2022 of which $12 million was invested in Roanoke Gas and $10 million in Midstream.  In part due to these cash injections and due to the issuance of Roanoke Gas' $15 million and $5 million notes and Midstream's $8 million note, Roanoke Gas was able to pay down its line-of-credit balance and maturing $7 million note and Midstream applied $18 million against its credit facility during the current fiscal year.

On September 24, 2021, Roanoke Gas entered into an unsecured Delayed Draw Term Note in the principal amount of $10 million with an interest rate based on 30-day LIBOR plus 100 basis points maturing on October 1, 2028. Related to this note, the Company also entered into an interest rate swap agreement that effectively converts the variable rate note into a fixed rate instrument with an effective annual interest rate of 2.49%. Roanoke Gas received the first installment of $5 million on April 1, 2022 with the remaining $5 million scheduled to be received on or about October 1, 2022.

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

On March 31, 2022, Roanoke Gas entered into an unsecured line-of-credit agreement replacing the line-of-credit agreement dated March 25, 2021. The agreement provides for a variable interest rate based upon Daily Simple SOFR plus 1.10% and multiple tier borrowing limits to accommodate seasonal borrowing demands. The Company's total available borrowing limits during the term of the line-of-credit agreement range from $21 million to $33 million.  Unlike the prior two year line-of-credit agreement, the current line-of-credit agreement is for one year and will expire on March 31, 2023, unless extended. The Company anticipates being able to extend or replace the credit line upon expiration. As of June 30, 2022, the Company had no outstanding balance under its line-of-credit agreement.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

In March 2022, the Company issued 1,350,000 shares of common stock in an equity offering resulting in net proceeds of nearly $27 million.  The Company issued the common stock to strengthen its balance sheet.  The net proceeds were invested in Roanoke Gas to supplement the funding of its infrastructure improvement and replacement program and in Midstream to reduce its outstanding debt.  An additional 79,323 shares of common stock have been issued during fiscal 2022 related to the DRIP, Restricted Stock, stock option exercises and ATM activity.

On March 31, 2022, Midstream applied $10 million from a cash infusion received from Resources related to the $27 million equity issue to pay down a corresponding amount on the non-revolving credit facility, which in turn further reduced the total borrowing capacity to $23 million.  On June 30, 2022, Midstream entered into the Fourth Amendment to Credit Agreement and related Promissory Notes.  The Amendment modified the original Credit Agreement and prior amendments by replacing the 30-day LIBOR plus 1.35% interest rate on the Promissory Notes with Term SOFR plus 1.50%, as well as extended the maturity date to December 31, 2023. All other terms of the Fourth Amendment to Credit Agreement remain unchanged.

The recent rise in interest rates could result in a significant increase in interest expense associated with the Company's variable rate debt or the issuance of any new debt in the future.

Management regularly evaluates the Company’s liquidity through a review of its available financing resources and its cash flows. Resources’ maintains the ability to raise equity capital through its ATM program, private placement or other public offerings.  Management believes Roanoke Gas has access to sufficient financing resources to meet its cash requirements for the next year, including the line-of-credit and the two private shelf facilities.  Roanoke Gas may also adjust capital spending as necessary.

Based on the LLC's projected cash requirements for MVP, which includes MVP construction resuming in 2023, Midstream will need between $15 million and $17 million in additional capital over the next 12 to 24 months to meet its commitments to the LLC.  Various options are being evaluated, including seeking additional borrowing capacity from its lending partners and/or an equity infusion from Resources.

As of June 30, 2022, Resources' long-term capitalization ratio was 45% equity and 55% debt.

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

Through June 30, 2022, the Company has evaluated, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls. There were no control changes during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

No material proceedings.

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Resources' Annual Report on Form 10-K for the year ended September 30, 2021 and subsequent revisions on the Form 10-Q for the quarters ended December 31, 2021 and March 31, 2022.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Number	Description
3(b)	Amended and Restated Bylaws of RGC Resources, Inc. (incorporated by reference to Exhibit 3(b) to the Registrant's Current Report on Form 8-K filed on April 8, 2022)
10.1	Fourth Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Atlantic Union Bank and Truist Bank dated June 30, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 5, 2022)
10.2

Amended and Restated Note in the principal amount of $13,800,000 in favor of Atlantic Union Bank due December 31, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 5, 2022)

10.3	Amended and Restated Note in the principal amount of $9,200,000 in favor of Truist Bank due December 31, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 5, 2022)
14	Revised Code of Ethics
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RGC Resources, Inc.

Date: August 9, 2022	By:	/s/ Jason A. Field
Jason A. Field
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)