Form 10-K
period 2022-09-30
RGC RESOURCES INC
filed 2022-12-02
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

The aggregate market value of the common equity held by non-affiliates of RGC Resources, Inc. as of March 31, 2022, the last business day of the its most recently completed second fiscal quarter, based on the last sale price on that date, as reported by NASDAQ, was approximately $169,677,888.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 30, 2022
Common Stock, $5 Par Value	9,832,210

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the RGC Resources, Inc. Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AIF	Annual Information Filing

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

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

NQDC Plan	RGC Resources, Inc. Non-qualified Deferred Compensation Plan

Normal Weather	The average number of heating degree days based on the most recent 30-year period

PBGC	Pension Benefit Guaranty Corporation

Pension Plan	Defined benefit plan that provides pension benefits to employees hired prior to January 1, 2017 who meet certain years of service criteria

PGA	Purchased Gas Adjustment, a regulatory mechanism, which adjusts natural gas customer rates to reflect changes in the forecasted cost of gas and actual gas costs

Postretirement Plan	Defined benefit plan that provides postretirement medical and life insurance benefits to eligible employees hired prior to January 1, 2000 who meet years of service and other criteria

Resources	RGC Resources, Inc., parent company of Roanoke Gas, Midstream and Diversified Energy

RGCO	Trading symbol for RGC Resources, Inc. on the NASDAQ Global Stock Market

RNG	Renewable natural gas

Roanoke Gas	Roanoke Gas Company, a wholly-owned subsidiary of Resources

RSPD	RGC Resources, Inc. Restricted Stock Plan for Outside Directors

RSPO	RGC Resources, Inc. Restricted Stock Plan for Officers

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

Roanoke Gas, originally established in 1883, was organized as a public service corporation under the laws of the Commonwealth of Virginia in 1912. The principal service of Roanoke Gas is the distribution and sale of natural gas to residential, commercial and industrial customers within its service territory in Roanoke, Virginia and the surrounding localities. Roanoke Gas also provides certain non-regulated services which account for less than 1% of consolidated revenues.

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

	2022
	Customers	Volume	Revenue	Margin
Residential	91.3%	35%	57%	63%
Commercial	8.6%	29%	35%	24%
Industrial	0.1%	36%	7%	11%
Other Utility	0.0%	0%	1%	2%
Other Non-Utility	0.0%	0%	0%	0%
Total Percent	100.0%	100.0%	100.0%	100.0%
Total Value	62,001	10,325,336	$84,165,222	$41,640,041

	2021
	Customers	Volume	Revenue	Margin
Residential	91.3%	37%	58%	63%
Commercial	8.6%	31%	34%	25%
Industrial	0.1%	32%	7%	11%
Other Utility	0.0%	0%	1%	1%
Other Non-Utility	0.0%	0%	0%	0%
Total Percent	100.0%	100.0%	100.0%	100.0%
Total Value	62,623	9,909,529	$75,174,779	$39,969,380

Roanoke Gas’ regulated natural gas distribution business accounted for more than 99% of Resources total revenues for fiscal years ending September 30, 2022 and 2021. The tables above indicate that residential customers represent over 91% of the Company’s customer total; however, they represent less than 40% of the total gas volumes delivered and more than half of the Company’s consolidated revenues and margin. Industrial customers include primarily transportation customers that purchase their natural gas requirements directly from a supplier other than the Company and utilize Roanoke Gas’ natural gas distribution system for delivery to their operations. Most of the revenue billed for these customers relates only to transportation service, and not to the purchase of natural gas, causing total revenues generated by these deliveries to be less than 10%, although they represent more than 30% of total natural gas volumes and approximately 11% of margin for the years presented.

The Company’s revenues are affected by changes in gas costs, changes in consumption volume due to weather and economic conditions and changes in the non-gas portion of customer billing rates. Increases or decreases in the cost of natural gas are passed on to customers through the PGA mechanism as explained in Note 1 of the Company’s annual consolidated financial statements.

The Company’s residential and commercial sales are primarily seasonal and subject to temperature sensitivity as the majority of the gas sold by Roanoke Gas to these customers is used for heating. For the fiscal year ended September 30, 2022, approximately 62% of the Company’s total DTH of natural gas deliveries and 74% of the residential and commercial deliveries were made in the five-month period of November through March.

Roanoke Gas relies on multiple interstate pipelines including those operated by Columbia Gas Transmission Corporation, LLC and Columbia Gulf Transmission Corporation, LLC (together “Columbia”), and East Tennessee Natural Gas, LLC (“East Tennessee”), Tennessee Gas Pipeline, Midwestern Gas Transmission Company and Saltville Gas Storage Company, LLC ("Saltville"), to transport natural gas from the production and storage fields to Roanoke Gas’ distribution system. Roanoke Gas is directly served by two pipelines, Columbia and East Tennessee. Columbia historically has delivered more than 65% of the Company’s required gas supply, with East Tennessee delivering the balance. The rates paid for interstate natural gas transportation and storage services are established by tariffs approved by FERC. The current pipeline and storage contracts expire at various times from 2023 to 2028. The Company anticipates being able to renew these contracts or enter into other contracts to meet customers’ existing demand for natural gas.

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

The Company currently contracts with Sequent Energy Management, L.P. to manage its pipeline transportation, storage rights, gas supply inventories and deliveries and serve as the primary supplier of natural gas for Roanoke Gas. Natural gas purchased under the asset management agreement is priced at indexed-based market prices as reported in major industry pricing publications. The current Sequent contract was extended to March 31, 2025.

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

Although Roanoke Gas has exclusive rights for the distribution of natural gas in its service area, the Company competes with suppliers of other forms of energy such as fuel oil, electricity, propane, coal, wind and solar. Competition can be intense among the other energy sources with price being the primary consideration. This is particularly true for those industrial applications that have the ability to switch to alternative fuels. The relationship between supply and demand has the greatest impact on the price of natural gas. Greater demand for natural gas for electric generation and other uses can provide upward pressure on the price of natural gas. Increased demand, including off-shore LNG shipments, and lower storage levels are placing upward pressure on the price of natural gas.

Competition from renewable energy sources such as solar and wind is likely to increase as the political environment currently favors these energy sources through incentives or by placing restrictions on emissions from the burning of fossil fuels. Nevertheless, the Company continues to see a demand for natural gas. Growth in residential and commercial service has been steady as the Company continues to grow its customer base through a combination of extending distribution service and converting other energy users to natural gas.

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

Human Capital Resources

At September 30, 2022, Resources had 96 full-time employees.  During fiscal 2022, Roanoke Gas notified the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial International Union, Local No. 515 (the "Union") representing Company employees of its intent to withdraw recognition of the Union upon expiration of the current agreement.  Effective August 1, 2022, the collective bargaining agreement between the Union and Roanoke Gas expired and the Union, due to the sustained lack of majority support by bargaining unit members, accepted the Company's withdrawal of recognition and disclaimed its interest in serving as the exclusive collective-bargaining representative of employees of Roanoke Gas.  Prior to the expiration of the contract, 16 employees were represented by the Union. Employees had been represented by a union since 1952.

The Company’s business strategy and ability to serve customers relies on employing talented professionals and attracting, training, developing and retaining a skilled workforce. This is particularly relevant as the Company continues to face retirements of key personnel over the next several years.  Like many employers, Resources has been challenged at filling key positions but has been successful in engaging the necessary qualified personnel to fill vacancies by reviewing and adjusting its compensation package to remain competitive in the current market environment.

With respect to the COVID-19 pandemic, the Company continues to evaluate and implement its pandemic plan to ensure the continuation of safe and reliable service to customers and to maintain the safety of the Company's employees.

Website Access to Reports

The Company’s website address is www.rgcresources.com. Information appearing on this website is not incorporated by reference in and is not a part of this annual report. The Company files reports with the SEC. A copy of this annual report, as well as other recent annual and quarterly reports are available on the Company's website or through the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company’s filings at www.sec.gov.

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

Natural gas purchases represent the single largest expense of the Company.  Increasing demand from other areas, including electricity generation, combined with other factors, are placing upward pressure on natural gas commodity prices.  If these factors continue for an extended period of time, higher natural gas prices could result in declining sales as well as increases in bad debt expense and increased competition from other energy providers.

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

The ability to implement the Company’s business strategy and serve customers is dependent upon employing talented professionals and attracting, training, developing and retaining a skilled workforce. As the Company expects key personnel to retire over the next several years, the failure to transition the skills and knowledge of the departing employees to qualified existing or new employees could increase operating costs and expose the Company to other operational, reputational and financial risks.

Increased dependence on technology may hinder the Company’s business operations and adversely affect its financial condition and results of operations if such technologies fail.

Over the last several years, the Company has implemented or acquired a variety of technological tools including both Company-owned information technology and technological services provided by outside parties. These tools and systems support critical functions including, scheduling and dispatching of service technicians, automated meter reading systems, customer care and billing, operational plant logistics, and external financial reporting. The failure of these or other similarly important technologies, or the Company’s inability to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder its business operations and adversely impact its financial condition and results of operations.  Although the Company has, when possible, developed alternative sources of technology and built redundancy into its computer networks and tools, there can be no assurance that these efforts would protect against all potential issues related to the loss of any such technologies.

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

The Company’s revenues and earnings are primarily dependent upon weather conditions. The Company’s rate structure currently has a WNA factor that results in either a recovery or refund of revenues due to variation from the 30-year average for heating degree-days. If the WNA mechanism were removed from its rate structure, the Company would be exposed to a much greater risk related to weather variability resulting in earnings volatility.

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

Roanoke Gas holds either franchises or CPCNs to provide natural gas to customers in its service territory. The franchises are granted by the local municipalities and the CPCNs are granted by the SCC. The ability to renew such agreements is important to the long-term operations of the Company and the ability to obtain new franchises or CPCNs is fundamental to expanding the Company’s service territory. Failure to renew these agreements could result in significant impact to future earnings and the inability to obtain new franchises or CPCNs for new service areas could negatively impact future earnings growth.

REGULATORY RISKS

Environmental laws or regulations associated with climate change.

Several federal and state legislative and regulatory initiatives have been proposed and passed in recent years in an attempt to limit the effects of climate change, including greenhouse gas emissions such as those created by the combustion of fossil fuels, including natural gas. Passage of new environmental legislation or implementation of regulations that mandate reductions in greenhouse gas emissions or other similar restrictions could have a negative effect on the Company’s core operations and its investment in the LLC. Such legislation could impose limitations on greenhouse gas emissions, require funding of new energy efficiency objectives, impose new operational requirements or lead to other additional costs to the Company. Regulations restricting or prohibiting the use of coal as a fuel for electric power generation has increased the demand for natural gas, and could at some point potentially result in natural gas supply concerns and higher costs for natural gas. Legislation or regulations could limit the exploration and development of natural gas reserves, making the price of natural gas less competitive and less attractive as a fuel source for consumers. Future legislation could also place limitations on the amount of natural gas used by businesses and homeowners to reduce the level of emissions, resulting in reduced deliveries and earnings or provide incentives to customers to utilize alternative energy sources not associated with fossil fuels.

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

The Company’s natural gas distribution operations are regulated by the SCC. The SCC approves the rates that the Company charges its customers.  During periods of enhanced inflationary pressure or the incurrence of significant additional costs, if the SCC did not timely authorize rates that provided for the recovery of such costs including a reasonable rate of return on investment in natural gas distribution facilities, earnings could be negatively impacted.

Furthermore, issuance of debt and equity by Roanoke Gas is also subject to SCC regulation and approval. Delays or lack of approvals could inhibit the ability to access capital markets and negatively impact liquidity or earnings.

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

FINANCIAL RISKS

Investment in Mountain Valley Pipeline, LLC.

On January 25, 2022, the Fourth Circuit vacated and remanded on specific issues certain permits issued by the Bureau of Land Management and the U.S. Forest Service to the LLC in respect to the Jefferson National Forest.  On February 3, 2022, the Fourth Circuit vacated and remanded on specific issues the Biological Opinion and Incidental Take Statement issued by the U.S. Fish and Wildlife Service for MVP.   Due to the greater uncertainty of the ultimate completion and commercial operation of MVP, the in-service target of summer 2022 was withdrawn.  Additionally, the Company, after assessing the fair value of its investment in the project, using probability-weighted scenarios of ultimate completion and commercial operation, including discounted future cash flows, concluded that an other-than-temporary decline in fair value existed as of February 22, 2022.  The resulting $39.8 million pre-tax impairment loss was recorded in the Company’s fiscal 2022 second quarter financial statements.

The Company re-assesses its equity investment at least quarterly.  In its most recent assessment, due to increasing uncertainty concerning the ultimate completion of the pipeline, and the decision by the LLC's managing partner to record a further impairment of its investment in the joint venture, the Company recorded an additional $15.3 million pre-tax impairment concluding an other-than-temporary decline in fair value existed as of September 30, 2022.  After the subsequent impairment loss, recorded in the Company's fiscal fourth quarter, the total pre-tax loss totaled $55.1 million for the year ended September 30, 2022.

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

Ongoing obstacles as discussed above have in the past caused and new future obstacles may cause delays in construction, and may further result in significantly higher projected costs and an extended targeted in-service date for the pipeline. These cost overruns may not be approved for recovery or be recovered through other regulatory mechanisms, and the LLC could be obligated to make delay or termination payments or be responsible for other contractual damages. The LLC could also experience the loss of tax incentives, or delayed or diminished returns, and could be required to write-off all or a portion of its investment in the project. New or extended regulatory, legislative or judicial actions or challenges could lead to additional delays and even higher costs, which could affect future returns for the LLC and materially impact Resources consolidated financial position and results of operations, including Resources ability to pay shareholder dividends at the current level or remain in compliance with credit agreement covenants.  There is no guarantee that the LLC will ultimately (or timely) receive all necessary authorizations or that such authorizations will be maintained in effect following challenge, or even after MVP is placed in service.

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

The cost of providing health care benefits and post-retirement benefits.

The Company provides health care benefits to its employees and covers a portion of the total cost.  The cost of providing these and other benefits to active employees could significantly increase over time due to rapidly increasing health care inflation and any future legislative changes related to providing such benefits.

The Company also provides certain post-retirement benefits. The costs of providing defined benefit pension and retiree medical plans are dependent on a number of factors such as the rates of return on plan assets, discount rates used in determining plan liabilities, the level of interest rates used to measure the required minimum funding levels of the plan, future government regulation, changes in life expectancy and required or voluntary contributions made to the plan. Changes in actuarial assumptions and differences between the assumptions and actual results, as well as a significant decline in the value of investments that fund these plans, if not offset or mitigated by a decline in plan liabilities, could increase the expense of these plans and require significant additional funding. Although the Company has soft-frozen both plans to limit future growth in each plan's liabilities, ongoing funding obligations and expenses could have a material impact on the Company's financial position, results of operation and cash flows should there be a material reduction in the amount of the recovery of these costs through rates currently charged to customers or significant delays in the timing of the recovery of such costs.

Obligations for income taxes that may arise from examinations by taxing authorities.

The Company is subject to domestic income taxes as prescribed by the laws of the United States.  Significant judgments are required in determining the provisions for income taxes. In preparing its tax provisions and returns, the Company must make calculations and assumptions regarding tax treatment of various transactions including the applicability of tax credits.  The Company’s tax returns are subject to examination by the IRS and state tax authorities. Although the Company utilizes the assistance of tax professionals in the preparation of its tax returns, there can be no assurance as to the outcome of these examinations.  If the ultimate determination from an examination results in additional taxes above the amount reflected in its financial statements, the Company will record any additional income taxes as may be required including any interest and penalties that might result.

Exposure to market risks.

The Company is subject to market risks that are beyond the Company’s control, such as commodity price volatility and interest rate risk. The Company is generally isolated from commodity price risk through the PGA mechanism the Company has in place. With respect to interest rate risk, there has been significant upward movement in interest rates.  Much of the Company's outstanding debt is comprised of fixed rate notes or have interest rate swaps in place.  However, these higher interest rates will impact the Company through higher borrowing costs on Roanoke Gas' line-of-credit and Midstream's variable rate credit facility as well as any future borrowings by the Company.

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

The Company currently has liability and property insurance to cover a variety of exposures and risks. The insurance policies supporting said coverages are subject to certain limits, deductibles and exclusions. Insurance coverage for risks against which the Company and its industry peers typically insure may not be offered in the future or such policies may expand exclusions that limit the amount of coverage or remove certain risks completely as insured events. Furthermore, litigation awards continue to increase and the limits of insurance may not keep pace accordingly. The proceeds received from any such insurance may not be paid in a timely manner. The occurrence of any of the foregoing could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Public perception of the natural gas industry in general have had and could continue to have a negative effect on the Company's business and may increase the likelihood of governmental actions directed at the natural gas industry.

Public perception resulting from, among other things, climate change, gas and other hydrocarbon leaks, the explosive nature of natural gas, erosion and sedimentation issues, unpopular expansion projects, environmental justice concerns, and general concerns raised by activists about hydraulic fracturing and pipeline projects has led to, and may in the future lead to, increased regulatory scrutiny, which may, in turn, lead to new local, state and federal safety and environmental laws, regulations, guidelines, enforcement interpretations and/or adverse judicial rulings or regulatory action. As discussed under Investment in Mountain Valley Pipeline, LLC above, there are several pending challenges to certain aspects of the MVP that affect the project cost and completion timeline.  Failure to resolve these challenges could further increase the cost of completing the pipeline, delay the in-service date or potentially result in the termination of the project.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Included in “Utility Property” on the Company’s consolidated balance sheet are storage plant, transmission plant, distribution plant and general plant of Roanoke Gas as categorized by natural gas utilities. The Company has approximately 1,168 miles of transmission and distribution pipeline with transmission and distribution plant representing 89% of the total utility property investment. The transmission and distribution pipelines are located on or under public roads and highways or private property for which the Company has obtained the legal authorization and rights to operate.

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

	Range of Bid Prices		Cash Dividends
Year Ending September 30, 2022	High	Low	Declared
First Quarter	$25.00	$21.32	$0.195
Second Quarter	23.84	20.25	0.195
Third Quarter	22.00	18.01	0.195
Fourth Quarter	23.35	19.18	0.195

Year Ending September 30, 2021
First Quarter	$27.40	$22.82	$0.185
Second Quarter	25.60	22.08	0.185
Third Quarter	25.60	21.32	0.185
Fourth Quarter	26.02	22.33	0.185

As of November 18, 2022, there were 992 holders of record of the Company’s common stock. This number does not include all beneficial owners of common stock who hold their shares in “street name."

A summary of the Company’s equity compensation plans follows as of September 30, 2022:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	34,500	$18.69	411,547
Equity compensation plans not approved by security holders	—	—	—
Total	34,500	$18.69	411,547

Item 6.    [Reserved].

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 62,000 residential, commercial and industrial customers in Roanoke, Virginia, and the surrounding localities, through its Roanoke Gas subsidiary. As a wholly-owned subsidiary of Resources, Midstream is a more than 1% investor in the MVP and a less than 1% investor in Southgate. More information regarding the investment in MVP is provided below and under the Equity Investment in Mountain Valley Pipeline section.

Primarily due to decisions in January and February 2022 by the Fourth Circuit vacating and remanding certain permits necessary for the completion of MVP construction and its commercial operation, and the greater uncertainty that exists given the Fourth Circuit's more recent hearing involving an MVP permit, as well as the consequent actions by project partners to impair their respective investments and revocation of the previously disclosed summer 2022 in-service target date, Midstream determined that in April 2022 its investment in the LLC experienced an other-than-temporary decline in value.  Accordingly, management recorded a $39.8 million impairment to the value of its investments in the second quarter of fiscal 2022.  In November 2022, Resources re-assessed the valuation of its investment in MVP in response to the Fourth Circuit's comments regarding a challenge to a water permit certification from the West Virginia Department of Environmental Protection, ongoing delays in the permitting process as well as the additional impairment recognized by the LLC's managing partner.  As a result, management recorded an additional $15.3 million impairment in the fourth fiscal quarter of 2022 to reflect an additional other-than-temporary decline in value.  In determining the current valuation, the Company, with the assistance of a third party valuation specialist, conducted an evaluation of Midstream's investment to incorporate the recent legal and governmental responses and the expected impact to future cash flows.  As of September 30, 2022, the impairment of the investment in the LLC totaled $55.1 million.

The utility operations of Roanoke Gas are regulated by the SCC, which oversees the terms, conditions and rates charged to customers for natural gas service, safety standards, extension of service and depreciation. Nearly all of the Company’s revenues, excluding equity in earnings of MVP, are derived from the sale and delivery of natural gas to Roanoke Gas customers based on rates authorized by the SCC. These rates are designed to provide the Company with the opportunity to recover its gas and non-gas expenses and to earn a reasonable rate of return for shareholders based on normal weather.  These rates are determined based on the filing of a formal non-gas rate application with the SCC.  Generally, investments related to extending service to new customers are recovered through the additional revenues generated by the non-gas base rates in place at that time.  The investment in replacing and upgrading existing infrastructure, as well as recovering increases in non-gas expenses due to inflationary pressures, regulatory requirements or operation needs are generally not recoverable until a formal rate application is filed to include additional investment and higher costs, and new non-gas base rates are approved.  The gas portion of rates are adjusted at least quarterly by administrative approval based on filings submitted by the Company.

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

The SAVE Rider provides the Company with a mechanism through which it recovers costs related to SAVE qualified infrastructure investments on a prospective basis, until a formal rate application is filed to incorporate these investments in non-gas base rates.  The SAVE Plan and Rider were last reset effective January 1, 2019, when the recovery of all prior SAVE Plan investment was incorporated into the current non-gas rates.  Accordingly, SAVE Plan revenues continue to increase year over year with fiscal 2022 levels reaching $3,286,000 compared to $2,487,000 in fiscal 2021, reflecting the Company's cumulative investment in qualified SAVE Plan infrastructure since 2019. The current SAVE Plan is focused on replacing first generation, pre-1973 plastic pipe and other qualifying infrastructures projects. Additional information regarding the SAVE Plan and Rider is provided under the Regulatory section below.

The WNA mechanism reduces the volatility in earnings due to the variability in temperatures during the heating season. The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with a level of price protection when the weather is colder than normal. The WNA allows the Company to recover from its customers the lost margin, excluding gas costs, from the impact of weather that is warmer than normal and correspondingly requires the Company to refund to its customers the excess margin earned for weather that is colder than normal.  The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day and thereby estimates the revenue adjustment based on weather variance from normal.  Any billings or refunds related to the WNA are completed following each WNA year, which extends for the 12-month period from April to March. The Company recorded approximately $1,973,000 and $1,196,000 in additional revenue from the WNA for weather that was approximately 13% and 8% warmer than normal for the fiscal years ended September 30, 2022 and 2021, respectively.  The number of heating degree days used to determine normal will change annually as a new year is added to the 30-year period and the oldest year is removed. As a result of adding recent warmer than normal years to replace historical colder years, the number of heating degree days that defines normal has trended downward over the last several years.

The Company also has an approved rate structure in place that mitigates the impact of financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue by applying the ICC factor, based on the Company’s weighted-average cost of capital, including interest rates on short-term and long-term debt, and the Company’s authorized return on equity, to the average cost of natural gas inventory during the period.  Total ICC revenues increased from $396,000 in fiscal 2021 to $657,000 in fiscal 2022 in response to the impact of rising natural gas commodity prices on average natural gas storage balances.  Monthly average inventory balances, used to calculate ICC revenues, increased by 69% and ending storage balances increased by 115% year over year.

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

Roanoke Gas is required to submit an AIF each year to the SCC. Included as part of this filing is an earnings test, which is required when the Company has certain regulatory assets. If the results of the earnings test indicate that the Company's regulatory earnings exceed the mid-point of its authorized return on equity range, then certain regulatory assets are written-down and recovery is accelerated to the point where the actual return for the period adjusts to the mid-point of the range.  In years when Roanoke Gas files an application for an increase in non-gas base rates, an AIF is not required; however an earnings test must be completed as part of the application filing. As a result of the preliminary earnings tests conducted in 2022 and 2021, Roanoke Gas expensed $232,000 in regulatory assets related to the R&D tax credit study, a portion of which were incurred during fiscal 2022, and $57,000 in deferred COVID costs in September 2022; and in September 2021, Roanoke gas expensed $217,000 in deferred COVID costs incurred during that period.

COVID-19

As was discussed under Item 1A "Risk Factors" above, COVID-19 and the resulting pandemic continues to impact the local, state, national and global economies. Supply chain disruptions, labor shortages and inflation have supplanted quarantines and government restrictions as the primary examples of matters impacting economic conditions.  Significant progress was made in distributing and administering vaccines to the public through September 30, 2022, which has allowed a return to mostly normal operating conditions. Most restrictions implemented as a result of the pandemic have been eased, including Virginia’s state of emergency, allowing for increased business, recreational and travel activities. Natural gas consumption by the Company’s commercial customers has largely returned to pre-pandemic levels. However, the easing of restrictions and the existence of variant strains of COVID-19 may lead to a rise in infections, which could result in the reinstatement of some or all of the restrictions previously in place. Management continues to monitor current conditions to ensure the continuation of safe and reliable service to customers and to maintain the safety of the Company's employees.

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

Cyber Risk

Cyber attacks are a constant threat to businesses and individuals. The Company remains focused on these threats and is committed to safeguarding its information technology systems. These systems contain confidential customer, vendor and employee information as well as important operational and financial data. There is risk associated with unauthorized access of this information with a malicious intent to corrupt data, cause operational disruptions or compromise information. Management continuously monitors access to these systems and believes it has security measures in place to protect these systems from cyber attacks and similar incidents; however, there can be no guarantee that an incident will not occur. In the event of a cyber incident, the Company will execute its Security Incident Response Plan. The Company maintains cyber insurance to mitigate financial costs that may result from a cyber incident.

Inflation and Rising Prices

Natural gas commodity, delivery and storage capacity costs constitute the single largest expense of the Company representing 61% of fiscal 2022 total operating expenses.  Natural gas commodity prices have increased through fiscal 2022 with a sharp rise during the fiscal third and fourth quarters.  Several factors have contributed to rising natural gas prices including lack of interstate pipeline development, demand rebounding as activity returns to pre-pandemic levels, lower inventory storage levels, increased demand for cleaner energy and global energy conditions, including the Russia/Ukraine conflict.  Roanoke Gas can recover rising natural gas costs through the PGA mechanism as noted above; however, in times of rapidly increasing costs, the timing of recovery may lag.  Increasing natural gas prices, especially in relation to other energy options, may lead to reductions in energy consumption through customer conservation or fuel switching in addition to the potential for higher bad debts related to customers inability to pay higher natural gas bills.

Inflation, due to supply chain delays, labor shortages and limited availability of critical supplies among other factors, affects the Company through increases in non-gas expenses such as labor, employee benefits, materials and supplies, contracted services, corporate insurance and other areas.  The Company recovers non-gas related costs through the non-gas portion of its tariff rates, which are adjusted through a non-gas rate application. Unlike the rate adjustments for the gas portion of rates which are done administratively, the non-gas rate application results in an inherent lag in non-gas expense recovery.  Therefore, authorized non-gas rates may not keep pace with the rising costs during inflationary periods.  Management regularly evaluates the Company's operations, economic conditions and other factors to assess the need to apply for a non-gas rate adjustment. Accordingly, management plans to file a non-gas rate application in early December 2022 to incorporate the increased expense levels and additional rate base, including both SAVE and Non SAVE related plant, since the last non-gas base rate application.  See the Regulatory section for more information.

Results of Operations

The analysis on the results of operations is based on the consolidated operations of the Company, which is primarily associated with the utility segment. Additional segment analysis is provided in areas where Midstream's investment in affiliates represents a significant component of the comparison.  Net income decreased by $41,834,664 to a net loss of $31,732,602 for the year ended September 30, 2022 primarily due to the impairment of the LLC investment and lower equity in earnings.

The Company's operating revenues are affected by the cost of natural gas, as reflected in the consolidated income statement under the line item cost of gas - utility. The cost of natural gas, which includes commodity price, transportation, storage, injection and withdrawal fees with any increase or decrease offset by a correlating change in revenue through the PGA, is passed through to customers at the Company's cost.  Accordingly, management believes that gross utility margin, a non-GAAP financial measure defined as utility revenues less cost of gas, is a more useful and relevant measure to analyze financial performance. The term gross utility margin is not intended to represent or replace operating income, the most comparable GAAP financial measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies. The following results of operations analyses will reference gross utility margin.

Fiscal Year 2022 Compared with Fiscal Year 2021

The table below reflects operating revenues, volume activity and heating degree days.

Operating Revenues
Year Ended September 30,	2022	2021	Increase / (Decrease)	Percentage
Gas Utility	$84,035,644	$75,045,103	$8,990,541	12%
Non Utility	129,578	129,676	(98)	(0)%
Total Operating Revenues	$84,165,222	$75,174,779	$8,990,443	12%

Delivered Volumes
Year Ended September 30,	2022	2021	Increase / (Decrease)	Percentage
Regulated Natural Gas (DTH)
Residential and Commercial	6,577,369	6,773,819	(196,450)	(3)%
Transportation and Interruptible	3,747,967	3,135,710	612,257	20%
Total Delivered Volumes	10,325,336	9,909,529	415,807	4%
HDD	3,398	3,610	(212)	(6)%

Total gas utility operating revenues for the year ended September 30, 2022 increased by 12% from the year ended September 30, 2021 primarily due to higher natural gas commodity prices, increases in SAVE and ICC revenues and higher transportation and interruptible volumes.  Rising natural gas commodity prices resulted in a 40% per DTH increase in the commodity component of revenue and a 16% per DTH increase in total revenue.  The total demand component of revenue remained relatively unchanged as the corresponding transportation and storage fees declined slightly from the prior year.  Corresponding to the increase in natural gas commodity prices, ICC revenues rose 66% as the average storage injection price per DTH increased from $3.19 last year to $7.98 for the current year.  Transportation and interruptible volumes, primarily driven by business activity rather than weather, increased by 20% due to a single multi-fuel customer that switched its primary fuel to natural gas from an alternate energy source.  Over the last few years, this customer has alternated its primary energy source between natural gas and alternative fuels.  Accordingly, Roanoke Gas expects volatility in the this customer's usage patterns to continue.  Excluding the multi-fuel customer's usage from both periods, total transportation and interruptible volumes would have increased by approximately 2% on a comparative basis.  The weather sensitive residential and commercial natural gas deliveries decreased by 3% corresponding to the decline in heating degree days.

Gross Utility Margin

Year Ended September 30,	2022	2021	Increase	Percentage
Gas Utility Revenues	$84,035,644	$75,045,103	$8,990,541	12%
Cost of Gas - Utility	42,496,055	35,179,842	7,316,213	21%
Gross Utility Margin	$41,539,589	$39,865,261	$1,674,328	4%

Gross utility margin increased over the prior fiscal year primarily as a result of the aforementioned higher SAVE and ICC revenues, increase in transportation and interruptible deliveries and higher WNA adjusted residential and commercial margins. Even though residential and commercial volumes decreased by 3%, after adjusting for the impact of warmer weather, the WNA mechanism provided for additional margins equivalent to nearly 100,000 DTH more than the corresponding WNA adjusted margin for the prior year.  Other revenues increased due to reinstatement of late payment fees and charges that were suspended during the moratorium prohibiting the disconnection of customers for late or non-payment.  When the moratorium was lifted on August 30, 2021, the Company resumed the assessment of these fees.

The changes in the components of the gross utility margin are summarized below:

	Years Ended September 30,		Increase
	2022	2021	(Decrease)
Customer Base Charge	$14,557,492	$14,563,274	$(5,782)
SAVE Plan	3,285,518	2,487,299	798,219
Volumetric	20,901,637	21,188,794	(287,157)
WNA	1,972,801	1,196,499	776,302
ICC	657,042	395,626	261,416
Other Revenues	165,099	33,769	131,330
Total	$41,539,589	$39,865,261	$1,674,328

Operations and Maintenance Expense - Operations and maintenance expense increased by $1,012,885, or 7%, over the prior year primarily due to increases in bad debt expense, corporate insurance premiums, professional and contracted services and the accelerated amortization of certain regulatory assets, net of higher capitalized overheads.  Bad debt expense increased by $900,000 as the prior year included more than $400,000 in CARES Act funds and $859,000 in ARPA funds applied to delinquent customer account balances.  Bad debt expense was also impacted in the current fiscal year due to higher customer bills related to rising natural gas commodity prices and delinquencies attributed to the prior year moratorium that prevented service disconnections for non-payment until after August 30, 2021.  Corporate insurance premiums increased by $194,000 due to insurance market conditions.  Contracted services increased by $225,000 due to facility maintenance projects, higher costs for the customer call center and cyber security enhancements.  Roanoke gas expensed an additional $289,000 in deferred regulatory assets related to COVID and the R&D tax credit study, compared to $217,000 in the prior year related to COVID expenses as a result of the earnings test conducted for each of the respective years.  The accelerated expensing of deferred costs was required as Roanoke Gas' actual returns exceeded the top of the authorized return range as defined in the last non-gas rate award.  Total capitalized overheads increased by $391,000 on a $5.5 million increase in capital expenditures primarily related to the RNG and capital project timing.

General Taxes - General taxes decreased by $4,893, or less than 1%.   Property tax expense was nearly unchanged as a 7% increase in gross utility property was offset by a corresponding reduction in the assessed values reported by the SCC to the Company.

Depreciation - Depreciation expense increased by $524,303, or 6%, corresponding to a similar increase in depreciable utility property.

Equity in Earnings of Unconsolidated Affiliate - The equity in earnings of the MVP investment decreased by $1,594,227 as the limited growth construction activities and the related accrual of AFUDC ceased in October 2021.  The prior fiscal year reflected higher activity levels early in the year, followed by a halt in growth activities and AFUDC during the second fiscal quarter with limited construction resuming in April 2021 and a much lower level of AFUDC recognized for the remainder of fiscal 2021.  See the Equity Investment in Mountain Valley Pipeline section for additional information.

Impairment of Unconsolidated Affiliates - The $55,092,303 impairment is due to two other-than-temporary write-downs of the Company's investment in the LLC that were made during the second and fourth quarters of fiscal 2022.  See Equity Investment in Mountain Valley Pipeline and Critical Accounting Policies and Estimates sections for more information.

Other Income, net - Other income increased by $544,837, or 60%, primarily due to a $345,000 decrease in the non-service cost components of net periodic benefit costs and $219,000 in income related to gas distribution property donated by a local housing authority. After receiving approval from the SCC, Roanoke Gas acquired the natural gas facilities from two apartment complexes in exchange for assuming the responsibility for the operation and maintenance of these assets.  The fair value of these assets were reflected in utility property with an offsetting credit to income. See the Regulatory section for more information.

Interest Expense - Total interest expense increased by $446,044, or 11%, due to a combination of higher total debt levels and increasing interest rates on the Company's variable rate debt.  Total average debt outstanding increased by 8% to meet the funding needs of Roanoke Gas' capital projects and Midstream's continuing investment in the LLC.  The average interest rate increased by 10 basis points as the higher rates on the Company's variable rate debt offset lower rates on the Company's new fixed rate debt issuances.  Total borrowing levels were mitigated by the infusion of $22 million of the $27 million proceeds from the March equity offering into Roanoke Gas and Midstream.

Roanoke Gas' interest expense increased by $189,819, or 7%, as total average debt outstanding increased by $7,300,000 associated with two new debt issues totaling $25,000,000, of which the proceeds were used to pay down the capital bridge financing provided by the line-of-credit and contribute additional financing for the capital budget.  The average interest rate decreased slightly from 3.48% in fiscal 2021 to 3.38% in fiscal 2022. The lower average interest rate was attributable to the two new debt issues that have interest rate swap rates of 2.00% and 2.49%, respectively.

Midstream's interest expense increased by $256,225, or 21%, as the average interest rate on Midstream's total debt increased from 2.23% to 2.59% related to rising interest rates on the variable rate credit facility combined with a $2,600,000 increase in total average debt outstanding during the period.

Income Taxes - Income tax expense decreased by $14,614,707, moving from a tax expense of $3,204,062 in fiscal 2021 to a net tax benefit of $11,410,645 due to a net deferred tax benefit of $14,180,759 in fiscal 2022 corresponding to the recognition of the impairment of the Company's investment in the LLC. The effective tax rate was 26.5% for fiscal 2022 compared to 24.1% for fiscal 2021. The effective tax rate for the current fiscal year exceeded the combined federal and state statutory rate of 25.74% due to the combination of moving to a taxable loss position combined with additional deductions related to the amortization of the R&D tax credits. Excluding the impairment, the effective tax rate for fiscal 2022 would have been 23.2% representing a decline from 24.1% in the prior year.

Earnings Per Share and Dividends - Basic and diluted loss per share were $3.48 in fiscal 2022 compared to $1.22 earnings per share in fiscal 2021. Dividends declared per share of common stock were $0.78 in fiscal 2022 compared to $0.74 in fiscal 2021.

Capital Resources and Liquidity

Due to the capital intensive nature of the utility business, as well as the impact of weather variability, the Company’s primary capital needs are the funding of its capital projects, investment in the LLC, the seasonal funding of its natural gas inventories and accounts receivables and payment of dividends to shareholders.  The Company anticipates funding these items through its operating cash flows, credit availability under short-term and long-term debt agreements and proceeds from the sale of its common stock.

Cash and cash equivalents increased by approximately $3.4 million in fiscal 2022 compared to $1.2 million in fiscal 2021. The following table summarizes the categories of sources and uses of cash:

Cash Flow Summary	Years Ended September 30,
	2022	2021
Net cash provided by operating activities	$15,551,676	$11,568,108
Net cash used in investing activities	(30,615,878)	(25,849,237)
Net cash provided by financing activities	18,444,799	15,508,380
Net increase in cash and cash equivalents	$3,380,597	$1,227,251

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

Cash flows from operating activities increased by nearly $4 million from the prior year. The table below summarizes the significant components operating cash flow:

	Years Ended September 30,		Increase
Cash Flows From Operating Activities:	2022	2021	(Decrease)
Net Income (Loss)	$(31,732,602)	$10,102,062	$(41,834,664)
Non-cash adjustments:
Depreciation	9,182,751	8,669,977	512,774
Equity in earnings	(73,327)	(1,667,554)	1,594,227
AFUDC	(75,154)	(55,981)	(19,173)
Allowance for doubtful accounts	129,260	(461,130)	590,390
Impairment of unconsolidated affiliates	55,092,303	—	55,092,303
Changes in working capital and regulatory assets and liabilities:
Accounts receivable	(532,630)	(1,084,726)	552,096
Gas in Storage	(9,049,181)	(2,158,709)	(6,890,472)
Prepaid income taxes	17,195	(2,457,327)	2,474,522
Accounts payable and accrued expenses	310,700	2,862,861	(2,552,161)
Deferred Taxes	(14,258,294)	106,188	(14,364,482)
Change in over (under) collection of gas costs	3,731,584	(3,314,446)	7,046,030
WNA	(185,414)	(609,888)	424,474
Supplier refunds	2,484,992	—	2,484,992
Non-current regulatory liabilities	507,116	2,367,512	(1,860,396)
Other	2,377	(730,731)	733,108
Net cash provided by operating activities	$15,551,676	$11,568,108	$3,983,568

Recovery of the prior year under-collection of gas costs and receipt of supplier refunds, net of the impact of the continuing rise in natural gas commodity prices, accounted for much of the nearly $4 million increase in operating cash flows.  At September 30, 2021, Roanoke Gas was in a net under-collected gas cost position of more than $5 million due to timing in adjusting the PGA factor for rising gas costs.  During fiscal 2022, Roanoke Gas collected, through customer billings, nearly $3.6 million of the prior year under-collection.  Roanoke Gas also received supplier refunds totaling nearly $2.7 million from the pipelines that serve the Company.  These refunds are required to be returned to customers over a 12 month period, which began in July 2022.  As noted above, natural gas prices have risen steadily over the last two years; however, commodity prices took a sharp increase during the summer of fiscal 2022, which resulted in an increase in gas in storage of more than $9 million over the same period last year.  The prior fiscal year also reflected an increase of $2.1 million as natural gas prices increased at a slower pace.  As a result, the change in under-collection of gas costs and the receipt of the supplier refunds provided $7.0 million and $2.5 million in additional operating cash flow over last year, while the much higher cost of gas in storage resulted in a reduction of $6.9 million in operating cash flow from last year.  The impairments on the Company's investment in the LLC resulted in significant swings in net income, deferred taxes and the recognition of impairment charges; however, they did not have an operating cash flow impact.

Other significant fluctuations in cash flows from operations include $2.4 million in the prior year primarily related to the establishment of a regulatory liability for the R&D tax credits and the corresponding $2.9 million increase in prepaid income taxes primarily attributable to the pending refunds for the R&D tax credits.

Cash Flows Used in Investing Activities:

Investing activities primarily consist of expenditures related to investment in Roanoke Gas' utility property, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and gas distribution system facilities and expansion of its natural gas system to meet the demands of customer growth, as well as Midstream's continued investment in the LLC.  Roanoke Gas' expenditures were approximately $25.5 million and $20.0 million in fiscal 2022 and 2021, respectively. Roanoke Gas renewed 8.3 miles of main and 605 service lines and 7.8 miles of main and 620 service lines in fiscal years 2022 and 2021, respectively. The current SAVE Plan is focused on the replacement of pre-1973 first generation plastic pipe in addition to other SAVE related infrastructure. Furthermore, Roanoke Gas’ capital expenditures included costs to extend natural gas distribution mains and services to 544 customers in fiscal 2022, compared to 480 customers in fiscal 2021. Depreciation covered approximately 36% and 43% of the current and prior year's capital expenditures, respectively, with the balance provided from other operating cash flows and financing activities.

Capital expenditures are expected to be around $20 million annually over the next few years as Roanoke Gas continues to focus on its SAVE Plan, completion of the RNG project, as well as system improvements and customer growth. The Company expects to utilize its credit facilities, as well as consider additional equity capital, to meet the funding requirements of these planned expenditures.

Investing cash flows also reflect the fiscal 2022 funding of $5.3 million for Midstream's participation in the LLC. Based on the LLC's managing partner's most recent projections, Midstream's total expected funding requirement is expected to increase to between $68 and $70 million as discussed below, with anticipated cash investment to be approximately $13 million over the next 12 to 24 months. Funding for the investment in the LLC is provided through Midstream's credit facility and three unsecured notes in the combined amount of $32 million. More information regarding the credit facility is provided in Note 7 and under the Equity Investment in Mountain Valley Pipeline section below.

Cash Flows Provided by Financing Activities:

Financing activities generally consist of borrowings and repayments under credit agreements, issuance of stock and the payment of dividends. Net cash flows provided by financing activities were $18.4 million and $15.5 million in fiscal 2022 and 2021, respectively.  The increase in financing cash flows was primarily attributable to Resources' $27 million equity offering in March 2022 of which $12 million was invested in Roanoke Gas and $10 million in Midstream.  Due to these cash infusions from the equity issue and the issuance of Roanoke Gas' $15 million and $10 million unsecured notes and Midstreams' $8 million note, Roanoke Gas was able to pay down its line-of-credit balance and maturing $7 million note and Midstream applied $18 million against its non-revolving credit facility and $125,000 related to an amortizing note.  The Company also realized another $2.0 million from the issuance of stock through DRIP activity, the ATM program and the exercise of options. Cash out-flows for dividend payments exceeded $7.0 million as the annualized dividend rate increased from $0.74 to $0.78 per share and total outstanding shares increased significantly as a result of the equity offering. The Company’s consolidated capitalization was 40.4% equity and 59.6% long-term debt at September 30, 2022, exclusive of unamortized debt expense. This compares to 41.5% equity and 58.5% long-term debt at September 30, 2021.

Based on the LLC's projected cash requirements for MVP, which includes MVP construction resuming in 2023, Midstream will need between $15 million and $17 million in additional capital over the next 12 to 24 months to meet its funding commitments to the LLC and cover Midstream's operating and financing expenses.  Additionally, the $21.9 million credit facility is scheduled to mature on December 31, 2023 as well as  debt service related to monthly and quarterly scheduled installment payments on two of Midstream's unsecured notes in fiscal 2023 and 2024. Various options are being evaluated, including seeking additional borrowing capacity from its lending partners and/or equity infusion from Resources.

As of September 30, 2022, Roanoke Gas had $28 million available under its line-of-credit agreement. In addition, Roanoke Gas also has private shelf agreements with two different financial institutions.  The first agreement provides for the issuance of up to $40 million in unsecured notes in addition to the $28 million previously issued.  This shelf agreement is scheduled to expire on December 6, 2022; however, management expects to reach an agreement to extend the term of the agreement.  The second agreement provides for the issuance of up to $70 million in unsecured notes during its current term, which expires September 30, 2025.  These debt facilities along with potential equity issuances should provide the Company with sufficient funding to meet its liquidity needs over the next 12 months.

Notes 6 and 7 provide details on the Company's line-of-credit and three debt issuances mentioned above.

ATM Program

Resources issued 4,872 shares of common stock for $112,500, net of $2,813 in fees, under the ATM program for the year ended September 30, 2022.  For the year ended September 30, 2021, Resources issued 142,726 shares of common stock for $3,400,443, net of $85,221 in fees, under the ATM program.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Equity Investment in Mountain Valley Pipeline

Recent construction activity has been limited based on legal and regulatory challenges. Although certain permits and authorizations were received, the MVP project has been subject to repeated, significant delays and cost increases because of legal and regulatory setbacks, particularly in respect of litigation in the Fourth Circuit in January and February 2022 as discussed below.

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

On January 25, 2022, the LLC’s authorizations related to the Jefferson National Forest (JNF) received from the Bureau of Land Management and the U.S. Forest Service were vacated and remanded on specific issues by the Fourth Circuit. On February 3, 2022, the Fourth Circuit vacated and remanded on specific issues the Biological Opinion and Incidental Take Statement issued by the United States Department of the Interior’s Fish and Wildlife Service for MVP.  On May 3, 2022, the operator for MVP announced that after evaluating legal options and consulting with the relevant federal agencies, the LLC planned to pursue new authorizations relating to the JNF and a new Biological Opinion and Incidental Take Statement.  Related to pursuing a new Biological Opinion and Incidental Take Statement, on July 29, 2022, the LLC submitted to the U.S. Fish and Wildlife Service an updated supplement to the Biological Assessment (and notified the FERC of such submission), which updated supplement is intended to address aspects of the Fourth Circuit's February 2022 ruling and points raised by project opponents.

Given ongoing litigation and regulatory matters, on June 24, 2022, the LLC filed a request with the FERC for an extension of time to complete the project for an additional four years (relative to a prior obtained extension) through October 13, 2026, which request was granted on August 23, 2022.

On October 25, 2022, oral argument was held in the Fourth Circuit relating to the WVDEP State 401 approval, which oral argument was conducted by the same panel of Fourth Circuit judges as have appeared, and overruled permitting agencies, in numerous prior matters relating to the MVP. Based upon the oral argument, the project operator perceives continued hostility to and risk posed by the Fourth Circuit panel to the LLC’s State 401 Approvals and those potential future authorizations and permits within the Fourth Circuit’s jurisdiction, including any new authorizations for the JNF and new Biological Opinion and Incidental Take Statement. Further, as of the filing of this Annual Report on Form 10-K, there remains uncertainty with respect to the relevant federal agencies' final permitting issuance timelines.

Notwithstanding prior setbacks and ongoing risks, the MVP Joint Venture continues to engage in pursuing the requisite authorizations necessary under applicable law from the relevant agencies to complete the MVP project. However, in light of the continuing and likely future litigation and regulatory challenges posed to the MVP project (including the need for existing or future authorizations to remain in effect notwithstanding any pending or future challenge thereto) and timing uncertainties within the permitting process, the Company believes that the best path to complete the MVP in accordance with the Company’s previously-communicated targeted full in-service date for the project during the second half of 2023 and at a targeted total project cost of approximately $6.6 billion (excluding AFUDC) is for the United States Congress to expeditiously pass, and there to be enacted, federal energy infrastructure permitting reform legislation that specifically requires the completion of the MVP project, similar to MVP-specific aspects of legislation proposed in September 2022 by each of United States Senators Joseph Manchin and Shelley Moore Capito.

As noted above, the LLC has sought new authorizations relating to the JNF, a new Biological Opinion and Incidental Take Statement, and the Army Corps Individual Permit. In order to complete the project, in addition to the authorizations with respect to water crossings and other relevant regulatory matters, the LLC needs to continue to have available the orders previously issued by the FERC that are necessary to complete the MVP project and receive authorization from the FERC to complete construction work in the portion of the project route currently remaining subject to the FERC’s previous stop work order and in the JNF. The LLC also is participating in the defense of the State 401 Approvals, which are the subject of ongoing litigation in the Fourth Circuit.

Resources' earnings from MVP are primarily attributable to AFUDC income generated by the LLC. The LLC temporarily suspended the accrual of AFUDC on the project from January 1, 2021 (due to a temporary reduction in growth construction activities) through March 31, 2021.  Limited growth construction activities resumed in April 2021, and the LLC began accruing AFUDC associated with those activities.  In November 2021, the LLC suspended the accrual of AFUDC for the winter curtailment period and until such time as growth construction activities may resume. Additionally, Roanoke Gas continues the suspension of AFUDC accruals on its two gate stations that will interconnect with MVP until such time as construction activities resume on the respective gate stations.

In April 2018, the LLC announced the Southgate project and submitted Southgate's certificate application to the FERC in November 2018.  In June 2020, the FERC issued the CPCN for Southgate; however, the FERC, while authorizing the project, directed the Office of Energy Projects not to issue a notice to proceed with construction until necessary federal permits are received for MVP and the Director of the Office of Energy Projects lifts the stop work order and authorizes the LLC to continue constructing MVP.  In addition, there have been certain other litigation and regulatory-related delays affecting completion of the MVP Southgate project, including on August 11, 2020, the North Carolina Department of Environmental Quality denied Southgate's application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization due to uncertainty surrounding MVP's completion, which denial was reissued in April 2021 following an appellate proceeding.  On December 3, 2021, the Virginia State Air Pollution Control Board denied the permit for Southgate's Lambert compressor station, which decision the LLC initially appealed before withdrawing its request to review the denial.

Given the continually evolving regulatory and legal environment for greenfield pipeline construction projects, as well as factors specific to MVP and Southgate, the LLC continues to evaluate Southgate including engaging in discussions with Dominion Energy North Carolina regarding options with respect to Southgate, including likely refining the project's design, scope and timing.  Dominion Energy North Carolina's obligations under the precedent agreement in support of the original project are subject to certain conditions, including that the LLC would have completed construction of the project facilities by June 1, 2022, which deadline is subject to extension by virtue of previously declared events of force majeure.  The project operator has announced that it is unable to predict the results of the discussions between the LLC and Dominion Energy North Carolina, including any potential modifications to the project, or ultimate undertaking or completion of the project.

Management conducted an assessment of its investment in the LLC in accordance with the provisions of ASC 323, Investments - Equity Method and Joint Ventures. This assessment included a third-party valuation.  As a result of its evaluation, management concluded that the investment in the LLC sustained an other-than-temporary decline in fair value as of February 22, 2022 and recorded a pre-tax impairment loss of approximately $39.8 million in its second quarter operating results to the consolidated financial statements. Management re-evaluated its investment as of September 30, 2022 and recognized an additional $15.3 million impairment in the fourth quarter.  Management will continue monitoring the status of MVP and Southgate for circumstances that may lead to future impairments, including further delays or denials of necessary permits and approvals. If necessary, the amount and timing of any further impairment would be dependent on the specific circumstances, including changes to probabilities of completion, and changes in the assumed future cash flows, and discount rate at the time of evaluation.

Midstream had borrowing capacity of $23 million under its non-revolving credit facility, which matures in December 2023. As of September 30, 2022, $21.9 million had been utilized.  Effective November 1, 2021, the borrowing capacity under this credit facility was reduced to $33 million as $8 million of the outstanding balance was re-financed through a separate unsecured promissory note.  Effective March 31, 2022, the borrowing capacity under the credit facility was further reduced to its current $23 million level as $10 million of the outstanding balance was paid.  See Note 7 for more information. This credit facility will provide limited financing capacity for MVP funding; however, due to ongoing delays, additional financing will be required. Management is evaluating various options to secure the necessary capital including discussions with Midstream's current lenders and the potential for additional equity capital. If the legal and regulatory challenges, including any future challenges, are not resolved in a timely manner and/or restrictions are imposed that impact future construction, the cost of the MVP and Midstream's capital contributions may increase above current projections.

Regulatory

In April 2020, the SCC issued an order allowing regulated utilities in Virginia to defer certain incremental, prudently incurred costs associated with the COVID-19 pandemic and to apply for recovery at a future date. Roanoke Gas deferred certain COVID-19 related costs during fiscal 2022 and 2021.  However, based on the Company’s preliminary earnings test for those years, Roanoke Gas' earnings exceeded the authorized return on equity on which the Company’s rates were established in its last rate proceeding.  Accordingly, Roanoke Gas expensed $57,000 and $217,000 in COVID-19 related deferred costs during the fourth quarter of fiscal 2022 and 2021, respectively.

Roanoke Gas continues to recover the costs of its infrastructure replacement program through its SAVE Rider.  In May 2022, Roanoke Gas filed its most recent SAVE application with the SCC to update the SAVE Plan and Rider for the period October 2022 through September 2023.  The updated SAVE Rider is designed to collect approximately $4.1 million in annual revenues representing approximately a $650,000 increase over the current SAVE Rider.  The Company received a final order from the SCC on the SAVE Rider application on August 23, 2022 approving the application with the new rates placed into effect in October 2022.

On May 16, 2022, Roanoke Gas announced a cooperative agreement under which Roanoke Gas and the Western Virginia Water Authority will produce commercial quality renewable natural gas, or RNG, from biogas produced at the regional water pollution control plant.  In August 2022, Roanoke Gas filed an application with the SCC seeking approval of a rate adjustment clause under which the Company will recover the costs associated with constructing, owning, operating and maintaining the renewable natural gas facility.  The application was filed under Chapter 30 of Title 56 of the Code of Virginia.  The Company expects a final order from the Commission in January 2023.

On June 2, 2022, Roanoke Gas filed an application with the SCC to acquire certain natural gas distribution assets from a local housing authority.  Under this application, the Company requested the approval to acquire such facilities at five separate apartment complexes, located in the Company’s service territory, that were under housing authority management.  Under the proposed plan, the housing authority would renew existing natural gas distribution facilities to include mains, services and meter installations and then transfer ownership of these facilities to Roanoke Gas.  In turn, Roanoke Gas would assume responsibility for the operation and maintenance of these assets and recognize a gain related to the asset acquisition equal to the cost associated with the renewal.

On July 19, 2022, the SCC approved the application and on August 4, 2022, the housing authority transferred the assets from two apartment complexes to Roanoke Gas. Roanoke Gas recorded these assets and recognized a pre-tax gain of approximately $219,000 during the Company’s fiscal fourth quarter. The housing authority expects to complete the upgrade and subsequent asset transfer at one more apartment complex in fiscal 2023.  The authority is awaiting future funding to complete two additional apartment complexes.  The timing of funding and the completion of the asset renewals for these two complexes is unknown at this time.

On September 30, 2022, the Company filed notice with the SCC that it intended to file a non-gas base rate case.  The Company plans to file in early December with the rates expected to become effective on January 1, 2023 on an interim basis subject to refund.

The final order from the last non-gas base rate increase excluded from current rates a return on the investment in two gate stations that would interconnect with the MVP; however, the SCC allowed Roanoke Gas to defer the related financing costs of those investments for possible future recovery. As a result, the Company began recognizing AFUDC during the second quarter of fiscal 2020 to capitalize both the equity and debt financing costs incurred during the construction phases.  Beginning January 2021, Roanoke Gas temporarily ceased recording AFUDC on its related MVP interconnect construction projects until such time as construction activities resume. For the year ended September 30, 2021, the Company recognized a total of $55,981 in AFUDC related to the two gates stations, $41,978 of equity and $14,003 of debt carrying costs.  In connection with the RNG project, Roanoke Gas began accruing AFUDC in fiscal 2022 associated with construction of the facility.  For the year ended September 30, 2022, Roanoke Gas recognized a total of $75,154 in AFUDC, $59,243 of equity and $15,911 of debt carrying costs.

The service disconnection moratorium under which the Company had been operating since March 16, 2020, expired August 30, 2021. During the moratorium, utilities were prohibited from disconnecting residential customers for non-payment of their natural gas service and from assessing late payment fees; therefore, residential customers that ordinarily would have been disconnected for non-payment continued incurring charges for gas service. As a result, the Company’s arrearage balances were at historically high levels, which has resulted in a higher potential for bad debt write-offs.

In December 2020, Roanoke Gas received $403,000 in CARES Act funds to assist customers with growing past due balances. Based on guidance provided by the SCC, the Company was able to apply the full amount to eligible customer accounts during the second and third fiscal quarters of fiscal 2021. On October 28, 2021, Roanoke Gas received notification from the SCC that its application for ARPA funds had been approved.  The Company received $859,000 based on arrearage balances as of August 31, 2021.  These funds were considered in the valuation of the estimated allowance for credit losses as of September 30, 2021 and applied to customer accounts in early part of fiscal 2022.

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

Investments - Under the provisions of ASC 323, Investments - Equity Method and Joint Ventures, the Company is required to evaluate its investment in the LLC to determine if the fair value of the investments are below the carrying amount and if this decline in fair value is considered other-than-temporary.  If the results of the evaluation indicate that the decline in fair value is other-than-temporary, then the recognition of an impairment is required. The following events or circumstances would indicate the potential of an other-than-temporary decline in the fair value of the investment in the LLC:

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

Regulatory accounting - The Company’s regulated operations follow the accounting and reporting requirements of ASC 980, Regulated Operations. The economic effects of regulation can result in a regulated company deferring costs that have been or are expected to be recovered from customers in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as regulatory assets on the consolidated balance sheet and recorded as expenses in the consolidated statements of income and comprehensive income when such amounts are reflected in rates. Additionally, regulators can impose regulatory liabilities upon a regulated company for amounts previously collected from customers and for current collection in rates of costs that are expected to be incurred in the future.

If, for any reason, the Company ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the Company would remove the applicable regulatory assets or liabilities from the consolidated balance sheet and include them in the consolidated statements of income and comprehensive income for the period in which the discontinuance occurred. The write-down of the COVID asset and deferred R&D tax credit study costs are consistent with the provisions of ASC 980.

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

The Company also bills customers through a SAVE Rider that provides a mechanism to recover on a prospective basis the costs associated with the Company’s expected investment related to the replacement of natural gas distribution pipe and other qualifying projects. As authorized by the SCC, the Company adjusts billed revenues monthly through the application of the WNA model. As the Company's non-gas rates are established based on the 30-year temperature average, monthly fluctuations in temperature from the 30-year average could result in the recognition of more or less revenue than for what the non-gas rates were designed. The WNA authorizes the Company to adjust monthly revenues for the effects of variation in weather from the 30-year average with a corresponding entry to a WNA receivable or payable. At the end of each WNA year, the Company refunds excess revenue collected for weather that was colder than the 30-year average or bills customers for revenue short-fall resulting from weather that was warmer than normal. As required under the provisions of ASC 980, the Company recognizes billed revenue related to SAVE projects and from the WNA to the extent such revenues have been earned under the provisions approved by the SCC.

The Company bills its regulated natural gas customers on a monthly cycle. The billing cycle for most customers does not coincide with the accounting periods used for financial reporting. The Company accrues revenue for estimated natural gas delivered to customers but not yet billed during the accounting period. The following month, the unbilled estimate is reversed, the actual usage is billed and a new unbilled estimate is calculated. The consolidated financial statements include unbilled revenue of $1,585,062 and $1,191,227 as of September 30, 2022 and 2021, respectively.

Under the provisions of ASU 2014-09, Revenue from Contracts with Customers, the Company recognizes revenues when natural gas is delivered to customers (the performance obligation) based on SCC approved tariff rates (the transaction price). The Company recognizes revenue through both billed and unbilled customer usage. The Company also recognizes revenue through ARPs, including the WNA.

Allowance for Credit Losses - The Company evaluates the collectability of its accounts receivable balances based upon a variety of factors including loss history, level of delinquent account balances, collections on previously written off accounts and general economic conditions. The historical model used in valuing reserve for bad debts has been consistently applied prior to COVID-19 and has produced reasonable estimates for valuing the potential credit losses on customer accounts receivable. With the arrival of COVID-19 and the unprecedented widespread impact deriving from the pandemic, including the 17 month disconnection moratorium which ended August 30, 2021, the estimation of the Company's allowance for credit losses has become more subjective with greater reliance on qualitative assessments and judgment rather than historical patterns.  This greater focus on qualitative assessments continued into fiscal 2022 as the residual impact of COVID and the availability of federal financial assistance through the CARES Act and ARPA that were incorporated into fiscal 2021 credit loss estimates continue to have an effect on customer payment patterns as well as the effect of higher natural gas prices reflected on current customer bills.  Accordingly, based on management's evaluation and assessments, the total allowance for credit losses were estimated at $371,271 and $242,010 as of September 30, 2022 and 2021, respectively.

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

In selecting the discount rate to be used in determining the benefit liability, the Company utilized the FTSE Pension Discount Curve, which incorporates the rates of return on high-quality, fixed-income investments that corresponded to the length and timing of benefit streams expected under both the pension plan and postretirement plan. The Company used a discount rate of 5.15% and 5.16%, respectively, for valuing its pension plan liability and postretirement plan liability at September 30, 2022. These discount rates represent an increase from the 2.73% and 2.70% rates used for valuing the corresponding liabilities at September 30, 2021. The increase in discount rates corresponds to the market reactions to the inflationary pressures on the current financial environment resulting from labor shortages and supply chain issues, among other factors.  The yield on the 30-year Treasury increased from 2.08% last year to 3.79% at September 30, 2022. Corporate bond rates experienced a larger increase as credit spreads appear to have widened. The rise in the discount rates was the primary factor in the reduction of the benefit obligations for both the pension and the postretirement plan. Mortality assumptions were based on the PRI-2012 Mortality Table with generational mortality improvements using Projection Scale MP-2021 for the current year valuation.

Management has continued to focus on reducing risk in the Company's defined benefit plans with a greater emphasis on pension plan risk. In 2016, the Company offered a one-time, lump-sum payout of the pension benefit to vested former employees who were not receiving payments under the plan. In 2017, the Company implemented a "soft freeze" to the pension plan whereby employees hired on or after January 1, 2017 would not be eligible to participate. Employees hired prior to that date continue to accrue benefits based on compensation and years of service. This "soft freeze" mirrored the strategy in 2000 when the Company implemented a similar freeze in its postretirement plan. In October 2020, the Company again offered a one-time lump-sum payout option of deferred pension benefits to those vested terminated employees not currently receiving pension benefits. Lump sum payments of $717,197 were made to those participants that elected this option and reduced corresponding pension liabilities by approximately $965,000 in fiscal 2021.  Each of these strategies have served to limit liability growth and reduce volatility.

The Company also has focused on its asset investment strategy. With the soft freeze of both the pension and postretirement plans, future liability growth associated with participant service and compensation has been limited.  Under the pension plan, the portion of the liability attributable to active eligible employees continuing to accrue benefits has declined from 56% of the liability as of the date of the soft freeze to 39% in fiscal 2022.  The remaining 61% of the 2022 liability is set subject to variability due to changes in the discount rate and mortality adjustments.  Since January 2017 when the pension plan froze access to new employees, the asset allocation has transitioned from a 60% equity and  40% fixed income allocation to a 30% equity and 70% fixed income allocation.  During the same period, the fixed income portion of the plan was transitioned to an LDI approach with the fixed income assets invested in securities with a duration that corresponds to the duration of the corresponding liability for benefits to be paid.  This synchronization of 70% of the pension assets with the pension liabilities has reduced volatility in the funded status of the plan as well as the corresponding expense.  This is evidenced by the September 30, 2022 valuation where the projected benefit obligation declined by $10.4 million primarily due to an actuarial gain of $10.9 million, while total plan assets experienced a decline of $10.9 million, primarily due to rising interest rates reducing the value of the fixed income assets.  Although both components used in determining the funded status reflected significant movements, the funded status still maintained a ratio of 103% for both periods.  The 30% allocation to equity investments provides asset growth potential to offset increases in the pension liability related to those employees continuing to accrue benefits. Management will continue to evaluate the investment allocation as the liabilities mature and make adjustments as necessary.

The Company has not made a change in investment allocation for the postretirement plan assets as increasing medical and insurance costs warrant the need for a continued higher allocation to equities for future plan asset growth potential.  During fiscal 2022, the postretirement plan assets decreased by $3.7 million and liabilities decreased by $4.4 million.  The funded status for the postretirement plan was 98% and 95% as of September 30, 2022 and 2021, respectively.  As the number of participants in the postretirement plan continue to decline through attrition, management will continue to monitor and evaluate the asset allocation and adjust as warranted.

A summary of the funded status of both the pension and postretirement plans is provided below:

Funded status - September 30, 2022	Pension	Postretirement	Total
Benefit Obligation	$27,268,456	$12,416,546	$39,685,002
Fair value of assets	28,017,797	12,138,119	40,155,916
Funded status	$749,341	$(278,427)	$470,914

Funded status - September 30, 2021	Pension	Postretirement	Total
Benefit Obligation	$37,654,468	$16,796,849	$54,451,317
Fair value of assets	38,914,107	15,882,342	54,796,449
Funded status	$1,259,639	$(914,507)	$345,132

The Company annually evaluates the long-term rate of return on its targeted investment allocation model as well as the overall asset allocation of its benefit plans and reviews both plans' potential long-term rate of return with its investment advisors to determine the rates used in each plan's actuarial assumptions.  Management lowered the long-term rate of return assumption from 4.75% in fiscal 2022 to 4.50% in fiscal 2023 based on evaluation by the Company's investment advisor and management's assessment of the current market environment. The long-term rate of return for the postretirement plan declined from 4.25% in fiscal 2022 to 3.95% in fiscal 2023 for the same reasons as the pension plan. Management will continue to re-evaluate the return assumptions and asset allocation and adjust both as market conditions warrant.

Management estimates that the Company will have no minimum funding requirements next year. Furthermore, the Company currently does not expect to make contributions to its pension plan and postretirement plan in fiscal 2023 due to other financing considerations. The Company will continue to evaluate its benefit plan funding levels in light of funding requirements and ongoing investment returns and make adjustments, as necessary, to avoid benefit restrictions and minimize PBGC premiums.

The following schedule reflects the sensitivity of pension costs to changes in certain actuarial assumptions, assuming that the other components of the calculation remain constant.

Actuarial Assumptions - Pension Plan	Change in Assumption	Increase in Pension Cost	Increase in Projected Benefit Obligation
Discount rate	-0.25%	$90,000	$888,000
Rate of return on plan assets	-0.25%	68,000	N/A
Rate of increase in compensation	0.25%	33,000	153,000

The following schedule reflects the sensitivity of postretirement benefit costs from changes in certain actuarial assumptions, while the other components of the calculation remain constant.

Actuarial Assumptions - Postretirement Plan	Change in Assumption	Increase (Decrease) in Postretirement Benefit Cost	Increase in Accumulated Postretirement Benefit Obligation
Discount rate	-0.25%	$(19,000)	$378,000
Rate of return on plan assets	-0.25%	39,000	N/A
Medical claim cost increase	0.25%	22,000	371,000

Derivatives - The Company may hedge certain risks incurred in its operation through the use of derivative instruments. The Company applies the requirements of ASC 815, Derivatives and Hedging, which requires the recognition of derivative instruments as assets or liabilities in the Company’s consolidated balance sheet at fair value. In most instances, fair value is based upon quoted futures prices for natural gas commodities and interest rate futures for interest rate swaps. Changes in the commodity and futures markets will impact the estimates of fair value in the future. Furthermore, the actual market value at the point of realization of the derivative may be significantly different from the values used in determining fair value in prior financial statements. The Company had five interest-rate swaps outstanding at September 30, 2022 related to its variable rate notes. See Notes 1 and 7 to the consolidated financial statements for additional information regarding the swaps.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.    Financial Statements and Supplementary Data.

RGC Resources, Inc. and Subsidiaries

Consolidated Financial Statements

for the Years Ended September 30, 2022 and 2021

and Report of Independent

Registered Public Accounting Firm

RGC RESOURCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RGC Resources, Inc.

Roanoke, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RGC Resources, Inc. and Subsidiaries (“the Company”) as of September 30, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Equity Method Investment in Mountain Valley Pipeline, LLC (“MVP”)

Description of the matter

As of September 30, 2022, the Company has investments in unconsolidated affiliates of $13.8 million. The majority of this amount, $13.7 million consists of an equity method investment in the Mountain Valley Pipeline, LLC.  As discussed in Note 5 to the consolidated financial statements, the Company accounts for its investment in MVP under the equity method because it has the ability to exercise significant influence, but not control, over MVP’s operating and financial policies. The Company reviews the carrying value of its investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate a decline in value. When there is evidence of loss in value that is other than temporary, the Company compares the investment's carrying value to its estimated fair value to determine whether impairment has occurred.  The Company evaluated its investment in MVP for impairment and determined the carrying value exceeded the fair value at September 30, 2022. Accordingly, an impairment loss of $55.1 million was recorded reducing the investment in unconsolidated affiliates from $68.9 million to $13.8 million as of September 30, 2022. The Company contracted a third party valuation specialist to perform a valuation of this investment as of September 30, 2022.

Auditing management’s evaluation of impairment of the equity investment in MVP was complex due to significant judgment required to determine fair value of the investment. In particular, fair value estimates of the investment in MVP were sensitive to significant assumptions, including discounted cash flows and probability estimates employed. These assumptions could be affected by factors such as adverse macroeconomic conditions or permit and litigation matters impacting MVP. Audit procedures performed to evaluate the reasonableness of management’s estimates required a high degree of auditor judgement and increased effort.

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

Audit procedures related to discounted future cash flows included, among others, procedures to evaluate cash flows considered in the valuation. Audit procedures related to probability estimates included assessment of management's considerations in development of these estimates. Additionally, we performed procedures to assess management’s consideration of potential changes in legal or regulatory trends and how such developments could impact significant assumptions that influence the in-service dates or viability of the project, and evaluated the sufficiency of the Company’s financial statement disclosures.

/s/ Brown Edwards & Company, L.L.P
CERTIFIED PUBLIC ACCOUNTANTS

We have served as the Company's auditor since 2006.

Roanoke, Virginia

December 2, 2022

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2022 AND 2021

	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,898,914	$1,518,317
Accounts receivable, net	5,353,270	4,949,900
Materials and supplies	1,228,554	1,031,666
Gas in storage	16,916,651	7,867,470
Prepaid income taxes	3,087,755	3,104,950
Regulatory assets	1,877,468	5,656,453
Interest rate swaps	1,218,211	—
Other	967,496	1,015,099
Total current assets	35,548,319	25,143,855
UTILITY PROPERTY:
In service	290,940,683	272,382,539
Accumulated depreciation and amortization	(80,242,946)	(76,038,433)
In service, net	210,697,737	196,344,106
Construction work in progress	19,163,337	15,305,578
Utility property, net	229,861,074	211,649,684
OTHER NON-CURRENT ASSETS:
Regulatory assets	5,446,547	6,769,759
Investment in unconsolidated affiliates	13,773,075	64,867,319
Benefit plan assets	749,341	1,259,639
Deferred income taxes	1,057,079	—
Interest rate swaps	3,580,256	—
Other	293,552	418,937
Total other non-current assets	24,899,850	73,315,654
TOTAL ASSETS	$290,309,243	$310,109,193

(Continued)

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2022 AND 2021

	2022	2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,300,000	$7,000,000
Dividends payable	1,915,317	1,549,841
Accounts payable	8,600,919	7,729,707
Capital contributions payable	804,506	2,140,637
Customer credit balances	1,400,770	1,539,680
Customer deposits	1,457,610	1,571,342
Accrued expenses	3,668,122	3,819,977
Interest rate swaps	—	332,389
Regulatory liabilities	3,168,066	329,959
Total current liabilities	22,315,310	26,013,532
LONG-TERM DEBT:
Notes payable	135,971,200	116,110,200
Line-of-credit	—	17,628,897
Less unamortized debt issuance costs	(275,911)	(267,670)
Long-term debt, net	135,695,289	133,471,427
DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
Interest rate swaps	—	863,694
Asset retirement obligations	10,204,079	7,628,958
Regulatory cost of retirement obligations	12,277,796	13,640,567
Benefit plan liabilities	337,535	949,851
Deferred income taxes	3,165,454	14,948,213
Regulatory liabilities	13,223,124	12,891,242
Total deferred credits and other non-current liabilities	39,207,988	50,922,525
COMMITMENTS AND CONTINGENCIES (Note 12)
CAPITALIZATION:
Stockholders’ Equity:
Common Stock, $5 par value; authorized 20,000,000 shares; issued and outstanding 9,820,535 and 8,375,092 shares in 2022 and 2021, respectively	49,102,675	41,875,460
Preferred stock, no par; authorized 5,000,000 shares; no shares issued and outstanding in 2022 and 2021	—	—
Capital in excess of par value	41,479,459	19,705,387
Retained earnings	544,158	39,656,296
Accumulated other comprehensive income (loss)	1,964,364	(1,535,434)
Total stockholders’ equity	93,090,656	99,701,709
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$290,309,243	$310,109,193

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED September 30, 2022 AND 2021

	2022	2021
OPERATING REVENUES:
Gas utility	$84,035,644	$75,045,103
Non utility	129,578	129,676
Total operating revenues	84,165,222	75,174,779
OPERATING EXPENSES:
Cost of gas - utility	42,496,055	35,179,842
Cost of sales - non utility	29,126	25,557
Operations and maintenance	15,489,240	14,476,355
General taxes	2,285,203	2,290,096
Depreciation and amortization	8,948,923	8,424,620
Total operating expenses	69,248,547	60,396,470
OPERATING INCOME	14,916,675	14,778,309
Equity in earnings of unconsolidated affiliate	73,327	1,667,554
Impairment of unconsolidated affiliates	(55,092,303)	—
Other income, net	1,456,983	912,146
Interest expense	4,497,929	4,051,885
INCOME (LOSS) BEFORE INCOME TAXES	(43,143,247)	13,306,124
INCOME TAX EXPENSE (BENEFIT)	(11,410,645)	3,204,062
NET INCOME (LOSS)	$(31,732,602)	$10,102,062
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(3.48)	$1.22
Diluted	$(3.48)	$1.22
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	9,122,678	8,251,802
Diluted	9,122,678	8,264,904

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED September 30, 2022 AND 2021

	2022	2021
NET INCOME (LOSS)	$(31,732,602)	$10,102,062
Other comprehensive income (loss), net of tax:
Interest rate swaps	4,451,551	763,003
Defined benefit plans	(951,753)	1,149,507
OTHER COMPREHENSIVE INCOME, NET OF TAX	3,499,798	1,912,510
COMPREHENSIVE INCOME (LOSS)	$(28,232,804)	$12,014,572

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED September 30, 2022 AND 2021

				Accumulated
		Capital in		Other	Total
	Common	Excess of	Retained	Comprehensive	Stockholders’
	Stock	Par Value	Earnings	Income (Loss)	Equity
Balance - September 30, 2020	$40,800,290	$15,847,121	$35,688,510	$(3,447,944)	$88,887,977
Net income	—	—	10,102,062	—	10,102,062
Other comprehensive income	—	—	—	1,912,510	1,912,510
Exercise of stock options (9,250 shares)	46,250	91,551	—	—	137,801
Stock option grants	—	11,100	—	—	11,100
Cash dividends declared ($0.74 per share)	—	—	(6,134,276)	—	(6,134,276)
Issuance costs	—	(116,926)	—	—	(116,926)
Issuance of common stock (205,784 shares)	1,028,920	3,872,541	—	—	4,901,461
Balance - September 30, 2021	$41,875,460	$19,705,387	$39,656,296	$(1,535,434)	$99,701,709
Net loss	—	—	(31,732,602)	—	(31,732,602)
Other comprehensive income	—	—	—	3,499,798	3,499,798
Exercise of stock options (8,750 shares)	43,750	83,064	—	—	126,814
Stock option grants	—	16,330	—	—	16,330
Cash dividends declared ($0.78 per share)	—	—	(7,379,536)	—	(7,379,536)
Issuance costs	—	(54,175)	—	—	(54,175)
Issuance of common stock (1,436,693 shares)	7,183,465	21,728,853	—	—	28,912,318
Balance - September 30, 2022	$49,102,675	$41,479,459	$544,158	$1,964,364	$93,090,656

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED September 30, 2022 AND 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,732,602)	$10,102,062
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	9,182,751	8,669,977
Cost of retirement of utility property, net	(630,262)	(545,443)
Stock option grants	16,330	11,100
Equity in earnings of unconsolidated affiliate	(73,327)	(1,667,554)
Impairment of unconsolidated affiliates	55,092,303	—
Allowance for funds used during construction	(75,154)	(55,981)
Deferred income taxes	(14,258,294)	106,188
Other noncash items, net	317,169	(243,496)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable and customer deposits, net	(646,362)	(1,124,860)
Inventories and gas in storage	(9,246,069)	(2,163,184)
Regulatory and other assets	3,949,270	(6,190,720)
Accounts payable, customer credit balances and accrued expenses, net	310,700	2,862,861
Regulatory liabilities	3,345,223	1,807,158
Total adjustments	47,284,278	1,466,046
Net cash provided by operating activities	15,551,676	11,568,108
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for utility property	(25,461,000)	(19,967,567)
Investment in unconsolidated affiliates	(5,260,863)	(6,028,760)
Proceeds from disposal of utility property	105,985	147,090
Net cash used in investing activities	(30,615,878)	(25,849,237)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line-of-credit	36,871,007	47,043,566
Repayments under line-of-credit	(54,499,904)	(38,558,275)
Proceeds from issuance of unsecured notes	39,286,000	8,135,000
Retirement of notes payable	(25,125,000)	—
Debt issuance expenses	(58,201)	(21,545)
Proceeds from issuance of stock	28,984,957	4,922,337
Cash dividends paid	(7,014,060)	(6,012,703)
Net cash provided by financing activities	18,444,799	15,508,380
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,380,597	1,227,251
BEGINNING CASH AND CASH EQUIVALENTS	1,518,317	291,066
ENDING CASH AND CASH EQUIVALENTS	$4,898,914	$1,518,317
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$4,269,900	$3,886,747
Income taxes	2,290,000	3,063,083

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED September 30, 2022 AND 2021

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

Rate Regulated Basis of Accounting—The Company’s regulated operations follow the accounting and reporting requirements of ASC 980, Regulated Operations. The economic effects of regulation can result in a regulated company deferring costs that have been or are expected to be recovered from customers in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this situation occurs, costs are deferred as assets in the consolidated balance sheet (regulatory assets) and recorded as expenses when such amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for current collection in rates of costs that are expected to be incurred in the future (regulatory liabilities). In the event the provisions of ASC 980 no longer apply to any or all regulatory assets or liabilities, the Company would write off such amounts and include them in the consolidated statements of income and comprehensive income in the period which  ASC 980 no longer applied.

Regulatory assets and liabilities included in the Company’s consolidated balance sheets as of September 30, 2022 and 2021 are as follows:

	September 30
	2022	2021
Assets:
Current Assets:
Regulatory assets:
Accrued WNA revenues	$193,518	$8,104
Under-recovery of gas costs	1,316,580	5,048,164
Under-recovery of SAVE Plan revenues	—	305,502
Accrued pension and postretirement medical	237,911	206,679
Other deferred expenses	129,459	88,004
Total current	1,877,468	5,656,453
Utility Property:
In service:
Other	11,945	11,945
Construction work in progress:
AFUDC	461,342	386,189
Other Non-Current Assets:
Regulatory assets:
Premium on early retirement of debt	1,370,246	1,484,433
Accrued pension and postretirement medical	3,894,561	5,154,713
Other deferred expenses	181,740	130,613
Total non-current	5,446,547	6,769,759

Total regulatory assets	$7,797,302	$12,824,346
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Over-recovery of SAVE Plan revenues	$158,847	$—
Deferred income taxes	363,297	329,959
Supplier refunds	2,484,992	—
Other deferred liabilities	160,930	—
Total current	3,168,066	329,959
Deferred Credits and Non-Current Other Liabilities:
Asset retirement obligations	10,204,079	7,628,958
Regulatory cost of retirement obligations	12,277,796	13,640,567
Regulatory liabilities:
Deferred income taxes	13,193,006	12,891,242
Other	30,118	—
Total non-current	$35,704,999	$34,160,767

Total regulatory liabilities	$38,873,065	$34,490,726

Amortization of $156,467 and $84,315 of regulatory assets for the years ended September 30, 2022 and 2021, respectively, is included in operations and maintenance expense on the consolidated statements of income. Amortization of $206,679 and $576,731 of regulatory assets for the years ended September 30, 2022 and 2021, respectively, is included in other income, net on the consolidated statements of income.

As of September 30, 2022, the Company had regulatory assets in the amount of $7,785,357 on which the Company did not earn a return during the recovery period.

Utility Property and Depreciation—Utility property is stated at original cost and includes direct labor and materials, contractor costs, and all allocable overhead charges. The Company applies the group method of accounting, where the costs of like assets are aggregated and depreciated by applying a rate based on the average expected useful life of the assets. In accordance with Company policy, expenditures for depreciable assets with a life greater than one year are capitalized, along with any upgrades or improvements to existing assets, when they significantly improve or extend the original expected useful life of an asset. Expenditures for maintenance, repairs, and minor renewals and betterments are expensed as incurred. The original cost of depreciable property retired is removed from utility property and charged to accumulated depreciation. The cost of asset removals, less salvage, is charged to “regulatory cost of retirement obligations” or “asset retirement obligations” as explained under Asset Retirement Obligations below.

Utility property is composed of the following major classes of assets:

	September 30
	2022	2021
Distribution and transmission	$259,253,559	$241,493,911
LNG storage	15,383,276	14,966,584
General and miscellaneous	16,303,848	15,922,044
Total utility property in service	$290,940,683	$272,382,539

Provisions for depreciation are computed principally at composite straight-line rates over a range of periods. Rates are determined by depreciation studies which are required to be performed at least every 5 years on the regulated utility assets of Roanoke Gas. The last depreciation study was completed and approved by the SCC staff in fiscal 2019. The Company will complete a new depreciation study during fiscal 2024. The composite weighted-average depreciation rate was 3.28% for the years ended September 30, 2022 and 2021.

The composite rates are composed of two components, one based on average service life and one based on cost of retirement. As a result, the Company accrues the estimated cost of retirement of long-lived assets through depreciation expense. These retirement costs are not a legal obligation but rather the result of cost-based regulation and are accounted for under the provisions of ASC 980. Such amounts are classified as a regulatory liability.

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These reviews have not identified any impairments which would have a material effect on the results of operations or financial condition. See Note 5 for impairment related to the Company's investment in affiliates.

In fiscal 2020, Roanoke Gas implemented the application of AFUDC related to infrastructure investments associated with two gate stations that will interconnect with the MVP.  In fiscal 2022, the SCC approved the application of AFUDC on another infrastructure project during its construction phrase. This treatment allows capitalizing both the equity and debt financing costs during the construction phases.  During fiscal 2021, the Company ceased recognizing AFUDC on the gate stations until such time as MVP is granted authorization to continue and construction activities resume of MVP and the gate stations.  For the years ended September 30, 2022, and 2021, the Company capitalized $15,911 and $14,003 of debt financing costs and $59,243 and $41,978 of equity financing costs related to these projects, respectively, thereby affecting the interest expense and other income, net lines of the related consolidated statements of income. See Note 3 for further information.

Asset Retirement Obligations—ASC 410, Asset Retirement and Environmental Obligations, requires entities to record the fair value of a liability for an ARO when there exists a legal obligation for the retirement of the asset. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the underlying asset. In subsequent periods, the liability is accreted, and the capitalized cost is depreciated over the useful life of the underlying asset. The Company has recorded AROs for its future legal obligations related to purging and capping its distribution mains and services upon retirement, although the timing of such retirements is uncertain.

The Company’s composite depreciation rates include a component to provide for the cost of retirement of assets. As a result, the Company accrues the estimated cost of retirement of its utility plant through depreciation expense and creates a corresponding regulatory liability. The costs of retirement considered in the development of the depreciation component include those costs associated with the legal liability. Therefore, the ARO is reclassified from the regulatory cost of retirement obligation. If the legal obligations were to exceed the regulatory liability provided for in the depreciation rates, the Company would establish a regulatory asset for such difference with the anticipation of future recovery through rates charged to customers. In 2022, the Company increased its asset retirement obligation to reflect revisions to the estimated cash flows for asset retirements due to increasing costs.

The following is a summary of the AROs:

	Years Ended September 30
	2022	2021
Beginning balance	$7,628,958	$7,180,982
Liabilities incurred	236,926	214,533
Liabilities settled	(131,763)	(160,064)
Accretion	397,692	393,507
Revisions to estimated cash flows	2,072,266	—
Ending balance	$10,204,079	$7,628,958

Cash, Cash Equivalents and Short-Term Investments—From time to time, the Company will have balances on deposit at banks in excess of the amount insured by the FDIC. The Company has not experienced any losses on these accounts and does not consider these amounts to be at risk. As of September 30, 2022, the Company did not have any bank deposits in excess of the FDIC insurance limits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Customer Receivables and Allowance for Credit Losses—Accounts receivable include amounts billed to customers for natural gas sales and related services and gas sales occurring subsequent to normal billing cycles but before the end of the period. The Company provides an estimate for losses on these receivables by utilizing historical information, current account balances, account aging and current economic conditions. Customer accounts are charged off annually when deemed uncollectible or when turned over to a collection agency for action.

Due to the impact of COVID-19 on businesses and individuals, including the moratorium on customer disconnections for non payment, customer delinquent and past due balances increased significantly in fiscal 2021. The allowance for credit losses disclosed below was adjusted to reflect the impact of $859,000 in ARPA funds received in fiscal 2022.  Without the ARPA and CARES Act funds, the allowance for credit losses would have been more than $1 million as of September 30, 2021.

A reconciliation of changes in the allowance for credit losses is as follows:

	Years Ended September 30
	2022	2021
Beginning balance	$242,010	$703,140
Provision for credit losses	492,875	(400,614)
Recoveries of accounts written off	135,143	88,893
Accounts written off	(498,757)	(149,409)
Ending balance	$371,271	$242,010

Lease Accounting—The Company leases certain assets including office space, land, and equipment classified as operating leases. As the terms of these leases are for a short duration and their value was determined to be de minimis, a right-of-use asset and corresponding lease liability for leases with original lease terms of one year or more are not included in the consolidated balance sheet.

Financing Receivables—Financing receivables represent a contractual right to receive money either on demand, or on fixed or determinable dates, and are recognized as assets on the entity’s balance sheet. Trade receivables, resulting from the sale of natural gas and other services to customers, are the Company's primary type of financing receivables. These receivables are short-term in nature with a provision for credit losses included in the consolidated financial statements.

Inventories—Natural gas in storage and materials and supplies inventories are recorded at average cost. Natural gas storage injections are priced at the purchase cost at the time of injection and storage withdrawals are priced at the weighted average cost of gas in storage. Materials and supplies are removed from inventory at average cost.

Unbilled Revenues—The Company bills its natural gas customers on a monthly cycle; however, the billing cycle for most customers does not coincide with the accounting periods used for financial reporting. As the Company recognizes revenue when gas is delivered, an accrual is made to estimate revenues for natural gas delivered to customers but not billed during the accounting period. The amounts of unbilled revenue receivable included in accounts receivable on the consolidated balance sheets at September 30, 2022 and 2021 were $1,585,062 and $1,191,227, respectively.

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

	Years Ended September 30
	2022	2021
Net Income (Loss)	$(31,732,602)	$10,102,062
Weighted-average common shares	9,122,678	8,251,802
Effect of dilutive securities:
Options to purchase common stock	—	13,102
Diluted average common shares	9,122,678	8,264,904
Earnings Per Share of Common Stock:
Basic	$(3.48)	$1.22
Diluted	$(3.48)	$1.22

Business and Credit Concentrations—The primary business of the Company is the distribution of natural gas to residential, commercial and industrial customers in its service territories.

No sales to individual customers accounted for more than 5% of total revenue in any period. One customer amounted to approximately 5.1% of total accounts receivable at September 30, 2022 and no individual customer amounted to more than 5% of total accounts receivable in fiscal 2021.

Roanoke Gas currently holds the only franchises and CPCNs to distribute natural gas in its service area. These franchises expire December 31, 2035. The Company's current CPCNs in Virginia are exclusive and are intended for perpetual duration.

Roanoke Gas is served directly by two primary pipelines that provide all of the natural gas supplied to the Company’s customers. Depending upon weather conditions and the level of customer demand, failure of one or both of these transmission pipelines could have a major adverse impact on the Company.

Derivative and Hedging Activities—ASC 815, Derivatives and Hedging, requires the recognition of all derivative instruments as assets or liabilities in the Company’s consolidated balance sheet and measurement of those instruments at fair value.

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

The Company historically has entered into collars, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. The fair value of these instruments is recorded in the consolidated balance sheets with the offsetting entry to either under- or over-recovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded through the PGA as the SCC allows for full recovery of prudent costs associated with natural gas purchases. At September 30, 2022 and 2021, the Company had no outstanding derivative instruments for the purchase of natural gas.

The Company has five interest rate swaps associated with its variable rate debt. During fiscal 2021, Roanoke Gas entered into two delayed draw variable-rate term notes in the amounts of $15 million and $10 million, with corresponding swap agreements to convert the variable interest rates into fixed rates of 2.00% and 2.49%, respectively.  Midstream has two variable-rate term notes in the amount of $14 million and $10 million, with corresponding swap agreements to convert the variable interest rates into fixed rates of 3.24% and 3.14%, respectively. In addition, on November 1, 2021, Midstream entered into a promissory note in the amount of $8 million, with a corresponding swap agreement to convert the variable interest rate into a fixed rate of 2.443%. All swaps qualify as a cash flow hedge with changes in fair value reported in other comprehensive income. Any cash flows from interest rate swaps are classified as interest expense. No portion of the swaps were deemed ineffective during the period.

See Notes 7 and 13 for additional information on the swaps and fair value.

Non-Cash Activity — A non-cash decrease in unconsolidated affiliate and corresponding decrease in capital contributions payable of $1,336,131 and $371,800 occurred for the fiscal years ended September 30, 2022 and 2021, respectively.

Other Comprehensive Income (Loss)—A summary of other comprehensive income is provided below:

		Tax
	Before Tax	(Expense)	Net of Tax
	Amount	or Benefit	Amount
Year Ended September 30, 2022:
Interest rate swaps:
Unrealized gains	$5,617,251	$(1,445,878)	$4,171,373
Transfer of realized losses to interest expense	377,299	(97,121)	280,178
Net interest rate swaps	5,994,550	(1,542,999)	4,451,551
Defined benefit plans:
Net losses arising during period	$(1,221,368)	$314,379	$(906,989)
Amortization of actuarial gains	(60,280)	15,516	(44,764)
Net defined benefit plans	(1,281,648)	329,895	(951,753)
Other comprehensive income	$4,712,902	$(1,213,104)	$3,499,798
Year Ended September 30, 2021:
Interest rate swaps:
Unrealized gains	$473,880	$(121,978)	$351,902
Transfer of realized losses to interest expense	553,593	(142,492)	411,101
Net interest rate swaps	1,027,473	(264,470)	763,003
Defined benefit plans:
Net gains arising during period	$1,467,879	$(377,832)	$1,090,047
Amortization of actuarial losses	80,069	(20,609)	59,460
Net defined benefit plans	1,547,948	(398,441)	1,149,507
Other comprehensive income	$2,575,421	$(662,911)	$1,912,510

The amortization of actuarial gains or losses are included as a component of net periodic pension and postretirement benefit costs under other income, net in the consolidated statements of income.

Composition of AOCI:

	Interest Rate Swaps	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance September 30, 2020	$(1,651,213)	$(1,796,731)	$(3,447,944)
Other comprehensive income	763,003	1,149,507	1,912,510
Balance September 30, 2021	(888,210)	(647,224)	(1,535,434)
Other comprehensive income (loss)	4,451,551	(951,753)	3,499,798
Balance September 30, 2022	$3,563,341	$(1,598,977)	$1,964,364

Recently Adopted Accounting Standards

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provides a practical expedient that allows entities the option of not evaluating existing land easements under the new lease standard for those easements that were entered into prior to adoption. New or modified land easements will require evaluation on a prospective basis. The new guidance is effective for the Company for the annual reporting period ending September 30, 2022 and interim periods within that annual period. The new guidance did not have a material effect on the Company's consolidated financial statements.

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

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In combination with 2021-01, the ASU provides temporary optional guidance to ease the potential burden in accounting for and recognizing the effects of reference rate change on financial reporting. The new guidance applies specifically to contracts and hedging relationships that reference LIBOR, or any other referenced rate that is expected to be discontinued due to reference rate reform. The new guidance is effective for the Company through December 31, 2022. The Intercontinental Exchange (ICE) Benchmark Administration, the administrator for LIBOR and other inter-bank offered rates, announced that the LIBOR rates for one-day, one-month, six-month and one-year will cease publication in  June 2023 and that no new financial contracts  may use LIBOR after  December 31, 2021. Currently, all of the Company's LIBOR based financial contracts are based on the one-month LIBOR rate. None of the holders of these financial contracts have indicated when a transition from LIBOR will occur. Accordingly, the Company does not anticipate adopting this guidance until fiscal 2023. The new guidance could result in a significant impact on the Company's financial position, results of operations, and cash flows when the reference rate is changed for related contracts.

Other accounting standards that have been issued or proposed by the FASB or other standard–setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentations.

2.	REVENUE

The Company assesses new contracts and identifies related performance obligations for promises to transfer distinct goods or services to the customer. Revenue is recognized when performance obligations have been satisfied. In the case of Roanoke Gas, the Company contracts with its customers for the sale and/or delivery of natural gas.

The following tables summarize revenue by customer, product and income statement classification for the years ended September 30:

	2022
	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$46,915,892	$—	$46,915,892
Commercial	28,874,522	—	28,874,522
Industrial and Transportation	5,671,884	—	5,671,884
Other	822,140	129,578	951,718
Total contracts with customers	82,284,438	129,578	82,414,016
Alternative Revenue Programs	1,751,206	—	1,751,206
Total operating revenues	$84,035,644	$129,578	$84,165,222

	2021
	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$43,108,790	$—	$43,108,790
Commercial	25,217,030	—	25,217,030
Industrial and Transportation	4,973,885	—	4,973,885
Other	429,397	129,676	559,073
Total contracts with customers	73,729,102	129,676	73,858,778
Alternative Revenue Programs	1,316,001	—	1,316,001
Total operating revenues	$75,045,103	$129,676	$75,174,779

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

All customers are billed monthly based on consumption as measured by metered usage with payments due 20 days from the rendering of the bill. Revenue is recognized as bills are issued for natural gas that has been delivered or transported. In addition, the Company utilizes the practical expedient that allows an entity to recognize the invoiced amount as revenue, if that amount corresponds to the value received by the customer. Since customers are billed tariff rates, there is no variable consideration in the transaction price.

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

Customer Accounts Receivable

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable (1)	Unbilled revenue (1)	Customer credit balances	Customer deposits
September 30, 2021	$3,722,916	$1,191,227	$1,539,680	$1,571,342
September 30, 2022	3,697,431	1,585,062	1,400,770	1,457,610
Increase (decrease)	$(25,485)	$393,835	$(138,910)	$(113,732)

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

In April 2020, the SCC issued an order allowing regulated utilities in Virginia to defer certain incremental, prudently incurred costs associated with the COVID-19 pandemic and to apply for recovery at a future date. For the years ended September 30, 2022 and 2021, Roanoke Gas deferred certain COVID-19 related costs during the respective years.  However, based on the Company’s preliminary earnings test for each year, the Company’s earnings exceeded the authorized return on equity on which the Company’s rates were established in its last rate proceeding.  Accordingly, Roanoke Gas expensed the deferred COVID-19 related costs during the corresponding fourth quarters.

Roanoke Gas continues to recover the costs of its infrastructure replacement program through its SAVE Rider.  In May 2022, Roanoke Gas filed its most recent SAVE application with the SCC to update the SAVE Plan and Rider for the period October 2022 through September 2023.  The updated SAVE Rider is designed to collect approximately $4.1 million in annual revenues representing approximately a $650,000 increase over the current SAVE Rider.  The Company received a final order from the SCC on the SAVE Rider application on August 23, 2022 approving the application.

On May 16, 2022, Roanoke Gas announced a cooperative agreement under which Roanoke Gas and the Western Virginia Water Authority will produce commercial quality RNG from biogas produced at the regional water pollution control plant.  In August 2022, Roanoke Gas filed an application with the SCC seeking approval of a rate adjustment clause under which the Company will recover the costs associated with constructing, owning, operating and maintaining the renewable natural gas facility.  The application was filed under Chapter 30 of Title 56 of the Code of Virginia.  The Company expects a final order from the Commission in January 2023.

On June 2, 2022, Roanoke Gas filed an application with the SCC to acquire certain natural gas delivery assets from a local housing authority.  Under this application, the Company requested the approval to acquire such facilities at five separate apartment complexes, located in the Company’s service territory, that were under housing authority management.  Under the proposed plan, the housing authority would renew existing natural gas distribution facilities to include mains, services, and meter installations and then transfer ownership of these facilities to Roanoke Gas.  In turn, Roanoke Gas would assume responsibility for the operation and maintenance of these assets and recognize a gain related to the asset acquisition equal to the cost associated with the renewal.

On July 19, 2022, the SCC approved the application and on August 4, 2022, the housing authority transferred the assets from two apartment complexes to Roanoke Gas. Roanoke Gas recorded these assets and recognized a pre-tax gain of approximately $219,000 during the Company’s fiscal fourth quarter. The housing authority expects to complete the upgrade and subsequent asset transfer at one more apartment complex in fiscal 2023.  The authority is awaiting future funding to complete two additional apartment complexes.  The timing of funding and the completion of the asset renewals for these two complexes is unknown at this time.

On September 30, 2022, the Company filed notice with the SCC that it intended to file a non-gas base rate case.  The Company plans to file in early December with the rates expected to become effective on January 1, 2023 on an interim basis subject to refund.

In the final order from the last non-gas base rate increase, the SCC allowed Roanoke Gas to defer the related financing costs of two gate stations that would interconnect to MVP for possible future recovery. As a result, the Company began recognizing AFUDC during the second quarter of fiscal 2020 to capitalize both the equity and debt financing costs incurred during the construction phases. Beginning  January 2021, Roanoke Gas temporarily ceased recording AFUDC on its related MVP interconnect construction projects until such time as construction activities resume. For the year ended September 30, 2021, the Company recognized a total of $55,981 in AFUDC.  In connection with the RNG project, Roanoke Gas began accruing AFUDC in fiscal 2022 associated with construction of the facility.  For the year ended September 30, 2022, Roanoke Gas recognized a total of $75,154 in AFUDC associated with the RNG project.

4.	SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the Company's executive management in deciding how to allocate resources and assess performance. The Company uses operating income and equity in earnings to assess segment performance.

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

Parent and Other - Parent and other include the unregulated activities of the Company as well as certain corporate eliminations.

Information related to the segments of the Company are provided below:

	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
For the Year Ended September 30, 2022:
Operating revenues	$84,035,644	$—	$129,578	$84,165,222
Depreciation	8,948,923	—	—	8,948,923
Operating income (loss)	15,104,946	(281,843)	93,572	14,916,675
Equity in earnings	—	73,327	—	73,327
Impairment of investments in affiliates	—	(55,092,303)	—	(55,092,303)
Interest expense	3,001,926	1,496,003	—	4,497,929
Income (loss) before income taxes	13,547,601	(56,784,957)	94,109	(43,143,247)

As of September 30, 2022:
Total assets	$258,519,230	$13,838,108	$17,951,905	$290,309,243
Gross additions to utility property	25,461,000	—	—	25,461,000
Gross investment in affiliates	—	5,260,863	—	5,260,863

	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
For the Year Ended September 30, 2021:
Operating revenues	$75,045,103	$—	$129,676	$75,174,779
Depreciation	8,424,620	—	—	8,424,620
Operating income (loss)	14,955,375	(267,391)	90,325	14,778,309
Equity in earnings	—	1,667,554	—	1,667,554
Interest expense	2,812,107	1,239,778	—	4,051,885
Income before income taxes	13,043,470	171,861	90,793	13,306,124

As of September 30, 2021:
Total assets	$231,737,427	$65,686,376	$12,685,390	$310,109,193
Gross additions to utility property	19,967,567	—	—	19,967,567
Gross investment in affiliates	—	6,028,760	—	6,028,760

5.	OTHER INVESTMENTS

Midstream is an approximately 1% equity investment owner of the LLC constructing the MVP, a 303 mile natural gas inter-state pipeline from extending northern West Virginia to southern Virginia.  Since inception, the MVP has encountered various legal and regulatory issues that continue to delay the completion of the project.  While under construction, AFUDC has provided the majority of the income recognized by Midstream.

The LLC temporarily suspended accruing AFUDC on the project beginning January 1, 2021 and through March 31, 2021 due to a temporary reduction in growth construction activities. The LLC resumed accruing AFUDC beginning April 2021 through November 2021 when certain associated growth construction activities were again reduced.  AFUDC accruals will resume when growth construction activities restart. The amount of AFUDC recognized during the current and prior years is included in the tables below.

Roanoke Gas will continue to suspend accruing AFUDC on its two gate stations that will interconnect with the MVP until such time as construction activities resume on the respective gate stations.

Midstream is a less than 1% investor in Southgate, which is being accounted for under the cost method.

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

Midstream estimated the fair value of its investment in the LLC, with the assistance of a valuation specialist, using an income-based approach that primarily considered probability-weighted scenarios of discounted future cash flows based on the estimated project costs at completion and projected revenues. These scenarios reflected assumptions and judgments regarding the ultimate outcome of further matters relating to, or resulting from, the January and February 2022 Fourth Circuit rulings, as well as various other ongoing legal and regulatory matters affecting MVP and Southgate. Such assumptions and judgments also included certain additional potential delays and related cost increases that could result from unfavorable decisions on these proceedings and matters. Midstream’s analysis also took into account, among other things, probability weighted growth expectations from additional compression expansion opportunities. This analysis also considered scenarios under which ongoing or new legal and regulatory matters further delay the completion and increase the total costs of the project; all required legal and regulatory approvals and authorizations and certain compression expansion opportunities are realized; and MVP and Southgate are canceled. As a result of the assessment, Midstream recognized a pre-tax impairment loss of approximately $39.8 million in the second quarter of fiscal 2022.

Midstream reassesses the value of its investment in the LLC on at least a quarterly basis. With the assistance of a valuation specialist, Midstream conducted the quarterly evaluation of its investment in the LLC as of September 30, 2022.  During the fourth quarter of 2022, Midstream recognized an additional pre-tax impairment charge of $15.3 million in its equity investment in the LLC primarily due to increased uncertainty in the permitting process for the MVP project as a result of recent legal developments and regulatory uncertainties, as well as macroeconomic pressures primarily due to increased interest rates impacting the discount rate.  The fair value of the investment in the LLC was determined under a Level 3 measurement considering the significant assumptions and judgments required in estimating the fair value of the Company's investment in the LLC.  Investment balances of MVP and Southgate, as of September 30, 2022, are reflected in the table below.

There is risk that Midstream’s equity investment in the LLC may be impaired further in the future.  There are continuing, and potential future, legal and regulatory matters related to MVP, any of which could affect the ability to complete or operate the project, as well as potential macroeconomic factors, changes in interest rates, cost increases, other unanticipated events and legal and regulatory matters related to Southgate that must be resolved.  While macroeconomic factors in and of themselves may not be a direct indicator of impairment, should an impairment indicator be identified in the future, macroeconomic factors such as changes in interest rates could ultimately impact the size and scope of any potential impairment.  Assumptions and estimates utilized in assessing the fair value of Midstream’s investment in the LLC may change depending on the nature or timing of resolutions to the legal and regulatory matters or based on other relevant developments.  Adverse changes in circumstances relevant to the likelihood of project or expansion completion could prompt Midstream, in future assessments, to apply lower probability of project or expansion completion and such changes in assumptions or estimates, including discount rates, could have a material adverse effect on the fair value of Midstream’s investment in the LLC and potentially result in an additional impairment, which could have a material adverse effect on the results of operations and financial position of Midstream and the Company as a whole.

Funding for Midstream's investments in the LLC for both MVP and Southgate is being provided through two variable rate unsecured promissory notes, under a non-revolving credit agreement maturing in December 2023, and three additional notes as detailed in Note 7, as well as by equity contributions from Resources.

The Company will participate in the earnings generated from the transportation of natural gas through both pipelines proportionate to its level of investment once the pipelines are placed in service.

The investments in the LLC are included in the consolidated financial statements as follows:

	September 30
Balance Sheet location:	2022	2021
Other Assets:
MVP	$13,689,370	$64,462,194
Southgate	83,705	405,125
Investment in unconsolidated affiliates	$13,773,075	$64,867,319

Current Liabilities:
MVP	$804,404	$2,139,696
Southgate	102	941
Capital contributions payable	$804,506	$2,140,637

	Years Ended September 30
Income Statement location:	2022	2021
Equity in earnings of unconsolidated affiliate	$73,327	$1,667,554

	September 30
	2022	2021
Undistributed earnings, net of income taxes, of MVP in retained earnings, excluding impairment	$8,135,482	$8,081,027

The change in the investment in unconsolidated affiliates is provided below:

	September 30
	2022	2021
Cash investment	$5,260,863	$6,028,760
Change in accrued capital calls	(1,336,131)	(371,800)
Pre-tax impairment	(55,092,303)	—
Equity in earnings of unconsolidated affiliate	73,327	1,667,554
Change in investment in unconsolidated affiliates	$(51,094,244)	$7,324,514

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included:

	Income Statements
	Years Ended September 30
	2022	2021
AFUDC	$6,883,069	$165,048,237
Net other income (expense)	147,154	(388,436)
Net income	$7,030,223	$164,659,801

	Balance Sheets
	September 30
	2022	2021
Assets:
Current assets	$76,474,981	$208,961,113
Construction work in progress	6,667,146,408	6,281,991,035
Other assets	8,021,877	980,410
Total assets	$6,751,643,266	$6,491,932,558

Liabilities and Equity:
Current liabilities	$115,061,723	$200,441,027
Noncurrent liabilities	—	13,000
Capital	6,636,581,543	6,291,478,531
Total liabilities and equity	$6,751,643,266	$6,491,932,558

6.	LINE-OF-CREDIT

On March 31, 2022, Roanoke Gas entered into an unsecured line-of-credit agreement replacing the line-of-credit agreement dated March 25, 2021.  The agreement provides for a variable interest rate based upon Daily Simple SOFR plus 1.10% and multiple tier borrowing limits to accommodate seasonal borrowing demands.  The Company's total available borrowing limits during the term of the line-of-credit agreement range from $21 million to $33 million.  The line-of-credit agreement will expire on March 31, 2023.  The Company anticipates being able to extend the credit line upon expiration.  As of September 30, 2022, the Company had no outstanding balance under its line-of-credit agreement.

In connection with the line-of-credit, the Company also entered into the Seventh Amendment to Credit Agreement as of March 31, 2022, which amends the original Credit Agreement dated March 31, 2016 and all subsequent amendments.  The Amendment aligns the termination date and maximum principle amount available under the line-of-credit, amends certain financial conditions required of Resources, and retains all other terms and requirements of prior credit agreements.

The Company's total available borrowing limits for the remaining term are as follows:

Available
As of	Line-of-Credit
September 30, 2022	$28,000,000
October 19, 2022	33,000,000
March 1, 2023	30,000,000

A summary of the line-of-credit follows:

	September 30
	2022	2021
Available line-of-credit at year-end	$28,000,000	$32,000,000
Outstanding balance at year-end	—	17,628,897
Highest month-end balance outstanding	19,636,179	17,628,897
Average daily balance	6,233,620	10,042,073
Average rate of interest during year on outstanding balances	1.15%	1.12%
Interest rate at year-end	4.08%	1.08%
Interest rate on unused line-of-credit	0.15%	0.15%

Associated with the line-of-credit is a credit agreement that contains various representations, warranties and covenants including a requirement that the Company maintain an interest coverage ratio of not less than 1.5 to 1 and a long-term debt to long-term capitalization ratio of less than 65%.

7.	LONG-TERM DEBT

On November 1, 2021 Midstream entered into an unsecured promissory note in the principal amount of $8 million with an interest rate based on 30-day LIBOR plus 115 basis points maturing January 1, 2028. Related to this note, Midstream also entered into an interest rate swap agreement that effectively converts the variable rate note into a fixed rate instrument with an effective annual interest rate of 2.443%. The loan will convert into an installment loan with principal pay-down beginning in fiscal 2023. In addition, this note reduced the borrowing capacity defined by the Third Amendment to Credit Agreement and related Promissory Notes. The total borrowing capacity declined from $41 million to $33 million effective with the new promissory note.  On March 31, 2022, Midstream applied $10 million from a cash infusion received from Resources to pay down a corresponding amount on the non-revolving credit facility which in turn reduced the total borrowing capacity from $33 million to $23 million.  On June 30, 2022 Midstream entered into the Fourth Amendment to Credit Agreement and related Promissory Notes.  The Amendment modifies the original Credit Agreement and prior amendments by replacing the 30-day LIBOR plus 1.35% interest on the Promissory Notes with Term SOFR plus 1.50% as well as extended the maturity date to December 31, 2023. All other terms of the Fourth Amendment to Credit Agreement remain unchanged.

On  September 24, 2021, Roanoke Gas entered into a Loan Agreement ("Agreement") and an unsecured Delayed Draw Promissory Note in the principal amount of $10 million ("Promissory Note"). Under the provisions of the Agreement, Roanoke Gas received the first advance of $5 million on  April 1, 2022 and the remaining $5 million on September 30, 2022. The Promissory Note has an interest rate of 30-day LIBOR plus 100 basis points and a maturity date of  October 1, 2028. The proceeds from this Promissory Note were used to finance Roanoke Gas' infrastructure enhancement and replacement projects.  Also, on  September 24, 2021, Roanoke Gas entered into an interest rate swap agreement for $10 million corresponding to the term and draw provisions of the Agreement, which effectively converted the variable rate Promissory Note to a fixed instrument with an effective annual interest rate of 2.49%.

On  August 20, 2021, Roanoke Gas entered into an unsecured Delayed Draw Term Note in the principal amount of $15 million ("Term Note") with an interest rate of 1.20% above 30-day SOFR Average per annum maturing on  August 20, 2026. In connection with the Term Note, Roanoke Gas also entered into the Sixth Amendment to its Credit Agreement ("Amendment"), which amends the original Credit Agreement with the corresponding bank dated  March 31, 2016 and all subsequent amendments. The Amendment aligns the termination date and the maximum principal amount available under the Term Note and retains all other terms and requirements of prior credit agreements. The proceeds from this Term Note were used to finance Roanoke Gas' infrastructure enhancement and replacement projects, as well as to refinance a portion of its existing debt. Also, on  August 20, 2021, Roanoke Gas entered into an interest rate swap agreement for $15 million corresponding to the duration of the Term Note, which effectively converted the variable rate note to a fixed rate instrument with an effective annual interest rate of 2.00%. The Term Note funded in full on  October 1, 2021.

Roanoke Gas also has other unsecured notes at varying fixed interest rates.

Midstream has two other variable rate notes in the original principal amounts of $14 million and $10 million that are hedged by swap agreements, which effectively convert the interest rates to 3.24% and 3.14%, respectively.

Long-term debt consists of the following:

	September 30
	2022		2021
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior notes payable, at 4.26%, due September 18, 2034	$30,500,000	$115,849	$30,500,000	$125,502
Unsecured term note payable, at 30-day LIBOR plus 0.90%, due November 1, 2021	—	—	7,000,000	278
Unsecured term notes payable, at 3.58% due October 2, 2027	8,000,000	24,080	8,000,000	28,896
Unsecured term notes payable at 4.41%, due March 28, 2031	10,000,000	26,627	10,000,000	29,760
Unsecured term notes payable at 3.60%, due December 6, 2029	10,000,000	25,539	10,000,000	29,062
Unsecured term note payable, a 30-day SOFR plus 1.20%, due August 20, 2026	15,000,000	—	—	—
Unsecured term note payable, at 30-day LIBOR plus 1.00%, due October 1, 2028	10,000,000	28,674	—	21,545
Midstream:
Unsecured term notes payable, at TERM SOFR plus 1.50% due December 31, 2023	21,896,200	18,553	33,610,200	14,904
Unsecured term note payable, at 30-day LIBOR plus 1.15%, due June 12, 2026	14,000,000	9,029	14,000,000	11,437
Unsecured term note payable, at 30-day LIBOR plus 1.20%, due June 1, 2024	9,875,000	3,929	10,000,000	6,286
Unsecured term note payable, at 30-day LIBOR plus 1.15%, due January 1, 2028	8,000,000	23,631	—	—
Total notes payable, current and noncurrent	$137,271,200	$275,911	$123,110,200	$267,670
Line-of-credit, at 30-day LIBOR plus 1.00%, due March 31, 2023	—	—	17,628,897	—
Total long-term debt	$137,271,200	$275,911	$140,739,097	$267,670
Less: current maturities of long-term debt	(1,300,000)	—	(7,000,000)	—
Total long-term debt, net current maturities	$135,971,200	$275,911	$133,739,097	$267,670

The line-of-credit referenced in the table above was replaced in March 2022 and is now classified as a short-term instrument.  See Note 6 for additional information.

Debt issuance costs are amortized over the life of the related debt. As of September 30, 2022 and 2021, the Company also had an unamortized loss on the early retirement of debt of $1,370,246 and $1,484,433, respectively, which has been deferred as a regulatory asset and is being amortized over a 20 year period.

All of the debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization.  All of the debt agreements except for the line-of-credit provide for priority indebtedness to not exceed 15% of consolidated total assets. The $15 million note and the line-of-credit have an interest coverage ratio requirement of 1.5 which excludes the effect of a non cash impairment on the LLC investments up to the total investment as of December 31, 2021 as revised by the Seventh Amendment to the Credit Agreement.  The Company was in compliance with all debt covenants as of September 30, 2022 and 2021.

The aggregate annual maturities of long-term debt for the next five years ending after September 30, 2022 are as follows:

Year Ending September 30	Maturities
2023	$1,300,000
2024	32,871,200
2025	1,600,000
2026	30,600,000
2027	1,600,000
Thereafter	69,300,000
Total	$137,271,200

8.	INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of ASC 740, Income Taxes, which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Under the provisions of ASC 740, the deferred tax assets and liabilities of the Company were revalued in fiscal 2018 to reflect the reduction in the corporate federal income tax rate.  As a result of the revaluation, the excess deferred income taxes of the regulated operations of Roanoke Gas were reclassified to a regulatory liability.  The excess deferred taxes related to the depreciable property are being returned to customers through reduced billings over the remaining weighted average useful life of the property with a corresponding reduction in income tax expense. The excess deferred taxes related to the other regulatory basis differences are being collected from customers over a five year period.

During fiscal 2022 and 2021, the Company engaged an outside firm to conduct a study of its activities that would qualify for the Research and Development ("R&D") credit under 26 U.S. Code § 41 - Credit for increasing research activities.  Upon completion of the 2021 study, the Company filed amended federal income tax returns for the 2017, 2018 and 2019 fiscal years to claim the R&D tax credit, as well as filed for the R&D tax credit on its fiscal 2020 federal income tax return.  The total credits claimed on the income tax returns amounted to $3,169,656, which was offset by an increase of $636,694 in income tax resulting from the add back to taxable income of an amount equal to the total tax credits claimed for the 2017, 2018 and 2019 fiscal years.  During 2022, the Company filed for the R&D tax credit on its fiscal 2021 federal income tax return.  The total credits claimed on the fiscal 2021 income tax return amounted to $659,920.  The Company deferred the tax credits as a regulatory liability because they related to utility plant.  These credits are being amortized over the 20 year tax-life of the related utility plant.  A portion of these tax credits were generated as a result of expenditures that qualify under the SAVE Plan and are subject to return to customers through a reduction in the corresponding SAVE rates in future periods.  The Company recognized $165,652 of amortization as part of income tax expense on the consolidated statements of income in fiscal 2022 related to the federal R&D tax credits. No amortization was recognized in fiscal 2021.

During fiscal 2022 and 2021, the Company also applied for a Virginia State tax credit related to the R&D study for its fiscal 2021 and 2020 tax years, respectively. The total credits claimed on the fiscal 2021 tax return amounted to $51,398. Consistent with the treatment of the federal tax credits, the Company deferred the tax credits as a regulatory liability, which are being amortized over the 20 year tax-life of the related utility plant. The amount related to the 2021 tax study to be claimed on the fiscal 2022 tax return has not yet been determined and therefore is not included in the consolidated financial statements at this time. The Company recognized $5,212 of amortization as part of income tax expense on the consolidated statements of income in fiscal 2022 related to the state R&D tax credits.  No amortization was recognized in fiscal 2021.

The details of income tax expense (benefit) are as follows:

	Years Ended September 30
	2022	2021
Current income taxes:
Federal	$2,494,942	$2,527,997
State	523,571	569,877
Total current income taxes	3,018,513	3,097,874
Deferred income taxes:
Federal	(11,160,425)	(137,159)
State	(3,097,869)	243,347
Total deferred income taxes	(14,258,294)	106,188
Amortization of R&D tax credits:
Federal	(165,652)	—
State	(5,212)	—
Total amortization of R&D tax credits	(170,864)	—
Total income tax expense (benefit)	$(11,410,645)	$3,204,062

Income tax expense for the years ended September 30, 2022 and 2021 differed from amounts computed by applying the U.S. federal income tax rate to earnings before income taxes due to the following:

	Years Ended September 30
	2022	2021
Income (loss) before income taxes	$(43,143,247)	$13,306,124
Corporate federal income tax rate	21%	21%
Income tax expense (benefit) computed at the federal statutory rate	$(9,060,082)	$2,794,286
State income taxes, net of federal income tax benefit	(2,033,695)	642,447
Net amortization of excess deferred taxes on regulated operations	(162,228)	(162,228)
Tax on other permanent differences	32,914	13,321
Tax benefit recognized on stock compensation	(27,191)	(4,099)
Amortization of R&D tax credits	(170,864)	—
Tax credits	—	(86,839)
Other, net	10,501	7,174
Total income tax expense (benefit)	$(11,410,645)	$3,204,062

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

	September 30
	2022	2021
Deferred tax assets:
Allowance for credit losses	$95,564	$62,292
Accrued pension and postretirement medical benefits	486,745	195,044
Regulatory effect of change in federal income tax rate	2,708,809	2,761,667
Accrued paid time off	150,075	137,175
Cost of gas held in storage	702,040	753,344
Deferred compensation	993,079	915,749
Interest rate swaps	—	307,873
Accrued gas cost	125,888	289,801
MVP impairment	14,180,759	—
Other	124,034	98,642
Total gross deferred tax assets	19,566,993	5,521,587
Deferred tax liabilities:
Utility property	19,074,085	18,643,863
MVP investment	1,366,157	1,825,937
Interest rate swaps	1,235,126	—
Total gross deferred tax liabilities	21,675,368	20,469,800
Net deferred tax asset	1,057,079	—
Net deferred tax liability	$3,165,454	$14,948,213

Deferred tax assets and liabilities are recorded on the consolidated balance sheets on a net basis by taxing jurisdictions. As of September 30, 2022 and 2021, the Company's consolidated balance sheets included net deferred tax liabilities of $3,165,454 and $14,948,213, respectively, in deferred credits and other liabilities and net deferred tax assets of $1,057,079 and $0, respectively, in other assets.

ASC 740 provides for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recognized in the financial statements. The Company has evaluated its tax positions and accordingly has not identified any significant uncertain tax positions. In regard to the R&D tax credit, the firm engaged to conduct the study has done numerous such projects with successful outcomes with the IRS.  The Company’s policy is to classify interest associated with uncertain tax positions as interest expense in the financial statements. Penalties are netted against other income.

The Company files a consolidated federal income tax return and state income tax returns in Virginia and West Virginia, and thus subject to examinations by federal and state tax authorities.  The IRS is currently examining the Company's 2018 and 2019 federal tax returns. The Company does not have any indication at this time of the outcome. The Company believes its income tax assets and liabilities are fairly stated as of September 30, 2022 and 2021, however, these assets and liabilities could be adjusted as a result of this examination.  With the amendment of the federal returns for fiscal 2017, 2018 and 2019, these years will remain open for IRS examination for two more years. Aside from these exceptions, the federal returns and the state returns for Virginia for the tax years ended prior to September 30, 2017 are no longer subject to examination.  The state returns for West Virginia prior to September 30, 2019 are no longer subject to examination.

9.	EMPLOYEE BENEFIT PLANS

The Company sponsors both a noncontributory pension plan and a postretirement plan. The pension plan covers all employees hired prior to January 2017 and benefits fully vest after 5 years of credited service. Benefits paid to retirees are based on age at retirement, years of service and average compensation. Effective January 1, 2017, a "soft freeze" to the pension plan was implemented, and employees hired on or after that date are no longer eligible to participate. Commensurate with the "soft freeze" in the pension plan, the Company amended its 401(k) Plan, allowing management to authorize a discretionary contribution to the 401(k) account for those employees hired on or after January 1, 2017. The amount, if any, of this discretionary contribution would be determined each year and would be applied to the eligible employees in the following calendar year. This Company contribution would be in addition to any employee elected deferrals and employer match as provided for under the 401(k) Plan.

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

The following table sets forth the benefit obligation, fair value of plan assets, the funded status of the plans, and amounts recognized in the Company’s consolidated financial statements:

	Pension Plan		Postretirement Plan
	2022	2021	2022	2021
Accumulated benefit obligation	$24,776,968	$33,341,841	$12,416,546	$16,796,849
Change in benefit obligation:
Benefit obligation at beginning of year	$37,654,468	$39,998,002	$16,796,849	$17,925,409
Service cost	648,289	734,282	97,802	140,691
Interest cost	1,013,115	975,139	443,721	430,490
Actuarial gain	(10,862,957)	(2,237,486)	(4,330,387)	(1,109,181)
Benefit payments, net of retiree contributions	(1,184,459)	(1,815,469)	(591,439)	(590,560)
Benefit obligation at end of year	$27,268,456	$37,654,468	$12,416,546	$16,796,849
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$38,914,107	$37,657,631	$15,882,342	$14,116,253
Actual return on plan assets, net of taxes	(9,711,851)	2,571,945	(3,152,784)	1,956,649
Employer contributions	—	500,000	—	400,000
Benefit payments, net of retiree contributions	(1,184,459)	(1,815,469)	(591,439)	(590,560)
Fair value of plan assets at end of year	$28,017,797	$38,914,107	$12,138,119	$15,882,342
Funded status	$749,341	$1,259,639	$(278,427)	$(914,507)
Amounts recognized in the consolidated balance sheet consist of:
Noncurrent assets	$749,341	$1,259,639	$—	$—
Noncurrent liabilities	—	—	(278,427)	(914,507)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss, net of tax	$1,243,889	$527,720	$355,088	$119,504
Total amounts included in accumulated other comprehensive loss, net of tax	$1,243,889	$527,720	$355,088	$119,504
Amounts deferred to a regulatory asset:
Net actuarial loss (gain)	$4,132,472	$4,562,834	$(30,118)	$798,558
Amounts recognized as regulatory assets (liabilities)	$4,132,472	$4,562,834	$(30,118)	$798,558

During fiscal 2021, the Company offered a one-time, lump sum pay out option for vested, terminated employees not currently receiving payments under the pension plan. The lump sum offer was accepted by 17 eligible participants resulting in a distribution of $717,197 in plan assets with a corresponding reduction in the benefit plan obligation.

The Company expects that approximately $79,000, before tax, of AOCI will be recognized in net periodic benefit costs in fiscal 2023 and approximately $238,000 of amounts deferred as regulatory assets will be amortized and recognized in net periodic benefit costs in fiscal 2023.

The reduction in the benefit obligations for both the pension plan and postretirement plan was primarily attributed to actuarial gains resulting from the increase in the discount rate used to calculate the benefit obligations.

The following table details the actuarial assumptions used in determining the projected benefit obligations and net benefit cost of the pension plan and the accumulated benefit obligations and net benefit cost of the postretirement plan:

	Pension Plan		Postretirement Plan
	2022	2021	2022	2021
Assumptions used to determine benefit obligations:
Discount rate	5.15%	2.73%	5.16%	2.70%
Expected rate of compensation increase	4.00%	4.00%	N/A	N/A
Assumptions used to determine benefit costs:
Discount rate	2.73%	2.47%	2.70%	2.44%
Expected long-term rate of return on plan assets	4.75%	5.40%	4.24%	4.25%
Expected rate of compensation increase	4.00%	4.00%	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the Company, with input from the Plans' actuaries and investment advisors, considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of each plan’s portfolio.

Components of net periodic benefit cost are as follows:

	Pension Plan		Postretirement Plan
	2022	2021	2022	2021
Service cost	$648,289	$734,282	$97,802	$140,691
Interest cost	1,013,115	975,139	443,721	430,490
Expected return on plan assets	(1,831,550)	(2,015,743)	(666,167)	(596,488)
Recognized loss	146,402	502,141	—	154,659
Net periodic benefit cost	$(23,744)	$195,819	$(124,644)	$129,352

Service cost is included in operations and maintenance expense in the consolidated statements of income. All other components of net periodic benefit costs are included in other income, net in the consolidated statements of income.

The assumed health care cost trend rates used in measuring the accumulated benefit obligation for the postretirement plan are presented below:

	Pre 65		Post 65
	2022	2021	2022	2021
Health care cost trend rate assumed for next year	6.00%	6.50%	5.20%	5.20%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.20%	5.50%	5.20%	5.20%
Year that the rate reaches the ultimate trend rate	2025	2023	2022	2021

The health care cost trend rate assumptions could have a significant effect on the amounts reported. A change of 1% would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components	$93,000	$(75,000)
Effect on accumulated postretirement benefit obligation	1,536,000	(1,293,000)

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

Based on its most recent evaluation of returns for the asset classes within each plan's investment portfolio, the Company set the expected long-term rate of return for the pension plan and the postretirement plan for fiscal 2023 at 4.50% and 3.95%, respectively.

The Company’s target and actual asset allocation in the pension and postretirement plans as of September 30, 2022 and 2021 were:

	Pension Plan			Postretirement Plan
	Target	2022	2021	Target	2022	2021
Asset category:
Equity securities	30%	13%	30%	50%	48%	49%
Debt securities	70%	—%	69%	50%	51%	50%
Cash	—%	87%	1%	—%	1%	1%
Other	—%	—%	—%	—%	—%	—%

The plans assets are invested in mutual funds and common and collective investment trust ("CIT") funds that function like mutual funds. On September 30, 2022, the Company was in the process of transitioning to new investment advisors for the pension plan.  The mutual funds in the pension plan were unaffected by this change; however, the CITs were required to be re-registered and assigned new account numbers.  As a result, the CIT funds were liquidated on September 30, 2022 and reinvested in the same investments on October 3, 2022.  Absent the re-registration process, the investment allocation would have been 29% equity, 70% fixed income and 1% cash on September 30, 2022.

The Company uses the fair value hierarchy described in Note 1 to classify these assets. The mutual funds are included under Level 1 in the fair value hierarchy as their fair values are based on quoted net asset values of the shares held in the investments in the plans.  The CIT funds are included under Level 2 as these investments have observable Level 2 pricing inputs, including quoted prices for similar assets in active or non-active markets. While the underlying asset values are quoted prices, the net asset value of a unit in these funds is not publicly quoted.  The following tables contain the fair value classifications of the plans' assets:

		Pension Plan
		Fair Value Measurements - September 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Asset Class:
Cash	$24,312,969	$24,312,969	$—	$—
Common and Collective Trust and Pooled Funds:
Bonds
Liability Driven Investment	—	—	—	—
Equities
Domestic Large Cap Growth	—	—	—	—
Domestic Large Cap Value	—	—	—	—
Domestic Small/Mid Cap Core	—	—	—	—
Foreign Large Cap Value	—	—	—	—
Mutual Funds:
Equities
Domestic Large Cap Growth	1,172,296	1,172,296	—	—
Domestic Large Cap Value	1,172,714	1,172,714	—	—
Foreign Large Cap Growth	486,184	486,184	—	—
Foreign Large Cap Core	873,634	873,634	—	—
Foreign Large Cap Value	—	—	—	—
Total	$28,017,797	$28,017,797	$—	$—

		Pension Plan
		Fair Value Measurements - September 30, 2021
	Fair Value	Level 1	Level 2	Level 3
Asset Class:
Cash	$429,764	$429,764	$—	$—
Common and Collective Trust and Pooled Funds:
Bonds
Liability Driven Investment	26,898,651	—	26,898,651	—
Equities
Domestic Large Cap Growth	3,430,962	—	3,430,962	—
Domestic Large Cap Value	3,480,915	—	3,480,915	—
Domestic Small/Mid Cap Core	1,752,186	—	1,752,186	—
Foreign Large Cap Value	1,561,512	—	1,561,512	—
Mutual Funds:
Equities
Foreign Large Cap Growth	1,071,719	1,071,719	—	—
Foreign Large Cap Value	288,398	288,398	—	—
Total	$38,914,107	$1,789,881	$37,124,226	$—

		Postretirement Plan
		Fair Value Measurements - September 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Asset Class:
Cash	$75,219	$75,219	$—	$—
Mutual Funds:
Bonds
Domestic Fixed Income	5,644,954	5,644,954	—	—
Foreign Fixed Income	589,284	589,284	—	—
Equities
Domestic Large Cap Growth	1,698,421	1,698,421	—	—
Domestic Large Cap Value	1,793,746	1,793,746	—	—
Domestic Small/Mid Cap Growth	182,823	182,823	—	—
Domestic Small/Mid Cap Value	202,921	202,921	—	—
Domestic Small/Mid Cap Core	443,900	443,900	—	—
Foreign Large Cap Growth	469,659	469,659	—	—
Foreign Large Cap Value	462,196	462,196	—	—
Foreign Large Cap Core	574,996	574,996	—	—
Total	$12,138,119	$12,138,119	$—	$—

		Postretirement Plan
		Fair Value Measurements - September 30, 2021
	Fair Value	Level 1	Level 2	Level 3
Asset Class:
Cash	$157,957	$157,957	$—	$—
Mutual Funds:
Bonds
Domestic Fixed Income	7,109,967	7,109,967	—	—
Foreign Fixed Income	757,422	757,422	—	—
Equities
Domestic Large Cap Growth	2,346,401	2,346,401	—	—
Domestic Large Cap Value	2,361,583	2,361,583	—	—
Domestic Small/Mid Cap Growth	295,628	295,628	—	—
Domestic Small/Mid Cap Value	248,317	248,317	—	—
Domestic Small/Mid Cap Core	557,739	557,739	—	—
Foreign Large Cap Growth	594,573	594,573	—	—
Foreign Large Cap Value	1,352,329	1,352,329	—	—
Foreign Large Cap Core	85,871	85,871	—	—
Other	14,555	—	14,555	—
Total	$15,882,342	$15,867,787	$14,555	$—

Each mutual fund or common collective trust fund has been categorized based on its primary investment strategy.

Annual funding contributions to the pension plan and postretirement plan are made under advisement from the Company's actuaries and investment advisors based upon ERISA funding requirements. For the year ended September 30, 2022, no contributions were made to the pension plan or postretirement plan.  The Company is not currently anticipating making any funding contributions to the pension plan or postretirement plan in fiscal 2023.

The following table reflects expected future benefit payments:

	Pension	Postretirement
Fiscal year ending September 30	Plan	Plan
2023	$1,267,465	$787,890
2024	1,327,549	748,788
2025	1,391,818	738,855
2026	1,474,728	734,466
2027	1,583,033	746,631
2028 - 2032	8,891,378	3,969,225

The Company established an NQDC Plan in fiscal 2021. The NQDC Plan is an unfunded, nonqualified benefit plan offered to select members of senior management not eligible to participate in the pension plan.  Under the NQDC Plan, participants have the right to defer a percentage of base salary as well as receive discretionary credits from the Company. The Company's discretionary credits vest over time.  Any benefits distributed from the NQDC Plan plan are paid from the general assets of the Company.  As the plan is unfunded, the balance reflected in the table below is a noncurrent liability included in benefit plan liabilities on the consolidated balance sheet.

	2022	2021
Beginning deferred compensation balance	$35,344	$—
Employer contributions	33,280	48,100
Participant contributions	—	—
Earnings (loss)	(9,516)	2,297
Distributions	—	(15,053)
Ending deferred compensation balance	$59,108	$35,344

The Company sponsors a 401k Plan covering all eligible employees who elect to participate. Employees may contribute from 1% to 50% of their annual compensation to the 401k Plan, limited to a maximum annual amount as set periodically by the IRS. The Company matches 100% of the participant’s first 4% of contributions and 50% on the next 2% of contributions. The 401k Plan also provides for discretionary contributions for employees hired on or after January 1, 2017. The following table reflects the Company's contributions:

	Years Ended September 30
	2022	2021
Matching contribution	$357,293	$383,340
Discretionary contribution	47,429	43,093

10.	COMMON STOCK OPTIONS

The KESOP provides for the issuance of common stock options to officers and certain other full-time salaried employees to acquire shares of the Company’s common stock. As of September 30, 2022, the number of shares available for future grants was 22,000.

ASC 718, Compensation-Stock Compensation, requires that compensation expense be recognized for the issuance of equity instruments to employees. During the fiscal year ended 2022, the Board approved stock option grants to certain officers. As required by the KESOP, each option's exercise price per share equaled the fair value of the Company's common stock on the grant date. Pursuant to the plan, the options vest over a six-month period and are exercisable over a ten-year period from the date of issuance.

As the Company's stock options are not traded on the open market, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model including the following assumptions:

	Years Ended September 30
	2022	2021
Expected volatility	31.79%	32.05%
Expected dividends	2.77%	2.75%
Expected exercise term (years)	7	7
Risk-free interest rate	2.89%	1.24%

The underlying methods regarding each assumption are as follows:

Expected volatility is based on the historical volatility of the daily closing price of the Company's common stock.

Expected dividend rate is based on historical dividend payout trends.

Expected exercise term is based on the average time historical option grants were outstanding before being exercised.

Risk-free interest rate is based on the 7-year Treasury rate on the date of option grant.

Forfeitures are recognized when they occur.

Stock option transactions under the Company's plans are summarized below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Aggregate Intrinsic Value1
Options outstanding, September 30, 2020	51,500	$18.34	6.4	$320,797
Options granted	3,000	22.93
Options exercised	(9,250)	14.90
Options expired	—	—
Options forfeited	—	—
Options outstanding, September 30, 2021	45,250	$19.34	6.0	$213,898
Options granted	6,000	19.90
Options exercised	(8,750)	14.49
Options expired	—	—
Options forfeited	(8,000)	27.87
Options outstanding, September 30, 2022	34,500	$18.69	5.7	$121,278

Vested and exercisable at September 30, 2022	28,500	$18.44	4.8	$114,318

1 Aggregate intrinsic value includes only those options where the exercise price is below the market price.

	Years Ended September 30
	2022	2021
Weighted-average grant date option fair value	$5.39	$5.55
Stock option expense	16,330	11,100
Intrinsic value of options exercised	58,944	70,297
Proceeds from exercise of stock options	126,814	137,801

11.	OTHER STOCK PLANS

Dividend Reinvestment and Stock Purchase Plan

The Company offers a DRIP Plan to shareholders of record for the reinvestment of dividends and the purchase of up to $100,000 per year in additional shares of common stock of the Company. Under the DRIP, the Company issued 34,290 and 29,604 shares in 2022 and 2021, respectively. As of September 30, 2022, the Company had 298,429 shares of stock available for issuance under the DRIP.

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

The following table reflects the director compensation activity pursuant to the Plan:

	2022		2021
	Shares	Weighted-Average Fair Value on Date of Grant	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	110,444	$15.05	99,070	$14.06
Granted	13,538	21.55	11,374	23.67
Vested	(15,855)	12.33	—	—
Forfeited	—	—	—	—
End of year balance	108,127	$16.27	110,444	$15.05

The fair market value of the Director Restricted Stock included in compensation during fiscal 2022 and 2021 was $291,767 and $269,200, respectively. No Director Restricted Stock was forfeited during fiscal 2022 or 2021.

As of September 30, 2022, the Company had 16,779 shares available for issuance under the RSPD.

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

The Company assumes all officers will complete their requirements and there will be no forfeiture of the Officer Restricted Stock.

The following table reflects the officer compensation activity pursuant to the RSPO:

	2022		2021
	Shares	Weighted-Average Fair Value on Date of Grant	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	11,836	$25.17	6,815	$28.55
Granted	26,897	23.19	16,656	24.21
Vested	(16,194)	24.29	(11,635)	25.77
Forfeited	—	—	—	—
End of year balance	22,539	$23.44	11,836	$25.17

The fair market value of the Officer Restricted Stock included as compensation during fiscal 2022 and 2021 was $534,710 and $366,869, respectively. As of September 30, 2022, the Company had 367,983 shares available for issuance under the RSPO.

Stock Bonus Plan

Shares from the Stock Bonus Plan may be issued to certain employees and management personnel in recognition of their performance and service. Under the Stock Bonus Plan, the Company issued no shares in 2022 and 2021. As of  September 30, 2022 the Company had 4,785 shares of stock available for issuance under the Stock Bonus Plan.

12.	COMMITMENTS AND CONTINGENCIES

Long-Term Contracts

Due to the nature of the natural gas distribution business, Roanoke Gas enters into agreements with suppliers and pipelines to contract for natural gas commodity purchases, storage capacity and pipeline delivery capacity. Roanoke Gas obtains most of its natural gas supply through a third party asset management contract. Roanoke Gas utilizes an asset manager to optimize the use of its transportation, storage rights and gas supply inventories, which helps to ensure a secure and reliable source of natural gas. Under the current asset management contract, Roanoke Gas has designated the asset manager to act as agent for its storage capacity and all gas balances in storage. Roanoke Gas retains ownership of gas in storage. Under provisions of this contract, Roanoke Gas is obligated to purchase its winter storage requirements from the asset manager during the spring and summer injection periods at market price. The table below details the volumetric obligations as of September 30, 2022 for the remainder of the contract period. The current asset management contract was renewed in September 2022 for a two year period which will expire in March 2025. The contract was renewed at essentially the same terms and conditions as the prior agreement, except the utilization fee retained by Roanoke Gas increased.

Natural Gas Contracts
Year	(In DTHs)
2022-2023	2,081,134
2023-2024	2,071,061
2024-2025	295,866
Total	4,448,061

In addition to the volumetric commitment above, the Company also has fixed price agreements to purchase approximately 2.1 million DTH, from October 2022 to March 2023, at prices ranging from $4.81 to $8.10 per DTH.

Roanoke Gas also has contracts for pipeline and storage capacity which extend for various periods. These capacity costs and related fees are valued at tariff rates in place as of September 30, 2022. These rates may increase or decrease in the future based upon rate filings and rate orders granting a rate change to the pipeline or storage operator. Roanoke Gas expended approximately $51,408,000 and $33,894,000 under the asset management, pipeline and storage contracts in fiscal years 2022 and 2021, respectively. The table below details the pipeline and storage capacity commitments as of September 30, 2022 for the remainder of the contract period.

Pipeline and
Year	Storage Capacity
2022 - 2023	$13,688,591
2023 - 2024	12,289,440
2024 - 2025	8,749,618
2025 - 2026	5,018,163
2026 - 2027	3,839,631
Thereafter	581,542
Total	$44,166,985

Roanoke Gas maintains franchise agreements granted by the local cities and towns served by the Company. Roanoke Gas renewed its franchise agreements with the City of Roanoke, the City of Salem and the Town of Vinton in 2016 for 20-year terms to expire in December 2035. Per these agreements, franchise fees increase at a rate of 3% annually. As of September 30, 2022, $2,063,500 in future obligations remain under the franchise agreements.

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements by level within the fair value hierarchy as defined in Note 1 as of September 30, 2022 and 2021, respectively:

		Fair Value Measurements - September 30, 2022
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$4,798,467	$—	$4,798,467	$—
Total	$4,798,467	$—	$4,798,467	$—

Liabilities:
Natural gas purchases	$1,295,225	$—	$1,295,225	$—
Total	$1,295,225	$—	$1,295,225	$—

		Fair Value Measurements - September 30, 2021
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Natural gas purchases	$2,728,935	$—	$2,728,935	$—
Interest rate swaps	1,196,083	—	1,196,083	—
Total	$3,925,018	$—	$3,925,018	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models that include observable quoted market interest rates and interest rate futures as well as certain assumptions regarding past, present and future market conditions.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on the weighted average first of the month index prices corresponding to the month of the scheduled payment. At September 30, 2022 and 2021, the Company had recorded in accounts payable the estimated fair value of the liability based on the corresponding first of month quoted index prices for which the liability was expected to be settled.

The Company’s non-financial assets and liabilities that are measured at fair value on a nonrecurring basis consist of its asset retirement obligations. The asset retirement obligations are measured at fair value at initial recognition based on expected future cash flows to settle the obligation.

The carrying value of cash and cash equivalents, accounts receivable, borrowings under line-of-credit, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the shorter-term nature of these financial instruments. The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the consolidated financial statements as of September 30, 2022 and 2021.

		Fair Value Measurements - September 30, 2022
	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Level 1	Level 2	Level 3
Liabilities:
Current maturities of long-term debt	$1,300,000	$—	$—	$1,300,000
Notes payable	135,971,200	—	—	130,266,252
Total	$137,271,200	$—	$—	$131,566,252

		Fair Value Measurements - September 30, 2021
	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Level 1	Level 2	Level 3
Liabilities:
Current maturities of long-term debt	$7,000,000	$—	$—	$7,000,000
Notes payable	116,110,200	—	—	124,691,896
Total	$123,110,200	$—	$—	$131,691,896

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

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial data for the years ended September 30, 2022 and 2021 is summarized as follows:

	First	Second	Third	Fourth
2022	Quarter	Quarter	Quarter	Quarter
Operating revenues	$23,263,080	$29,529,683	$17,259,899	$14,112,560
Operating income	$5,378,423	$7,443,388	$1,640,172	$454,692
Net income (loss)	$3,584,529	$(24,494,429)	$592,527	$(11,415,229)
Earnings (loss) per share of common stock:
Basic	$0.43	$(2.89)	$0.06	$(1.16)
Diluted	$0.43	$(2.89)	$0.06	$(1.16)

	First	Second	Third	Fourth
2021	Quarter	Quarter	Quarter	Quarter
Operating revenues	$19,517,017	$28,253,662	$14,048,846	$13,355,254
Operating income	$5,581,387	$7,099,426	$1,542,333	$555,163
Net income	$4,723,263	$4,767,478	$610,840	$481
Earnings per share of common stock:
Basic	$0.58	$0.58	$0.07	$—
Diluted	$0.58	$0.58	$0.07	$—

15.	SUBSEQUENT EVENTS

On November 1, 2022, the Company determined, as a result of its quarterly analysis of the equity investment in the LLC by its wholly owned affiliate Midstream, a material impairment likely existed due to increasing uncertainty concerning the ultimate completion of the pipeline.  Midstream concluded its assessment and determined a decline below its carrying value on an other-than-temporary basis was present as of September 30, 2022 and recorded a pre-tax impairment loss of approximately $15.3 million in the fourth fiscal quarter of 2022.

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

As of September 30, 2022, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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

The Company has conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of September 30, 2022, based on the framework set forth in ”Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, the Company concluded that, as of September 30, 2022, the Company’s internal control over financial reporting was effective.

Item9B.    Other Information.

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

For information with respect to the executive officers of the registrant, see “Executive Officers" section in the Proxy Statement for the 2023 Annual Meeting of Shareholders of Resources incorporated herein by reference. For information with respect to the Company’s directors and nominees and the Company’s Audit Committee, see Proposal 1 “Election of Directors of Resources” and “Report of the Audit Committee”, respectively, in the Proxy Statement for the 2023 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference. In addition, the Board of Directors has determined that Abney S. Boxley, III and Jacqueline L. Archer are audit committee financial experts under applicable SEC rules.

For information regarding the process for identifying and evaluating candidates to be nominated as directors, see "Director Nominations" in the Proxy Statement for the 2023 Annual Meeting of Shareholders of Resources, which is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Delinquent Section 16(a) Reports" in the Proxy Statement for the 2023 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

The Company has adopted a Code of Ethics applicable to all of its officers, directors and employees. The Company has posted the text of its Code of Ethics on its website at www.rgcresources.com. The Board of Directors has adopted charters for the Audit, Compensation, and Governance and Nominating Committees of the Board of Directors. These documents may also be found on the Company’s website at www.rgcresources.com.

Item 11.    Executive Compensation.

The information set forth under "Compensation of Directors", "Compensation Discussion and Analysis" and "Report of the Compensation Committee" in the Proxy Statement for the 2023 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information pertaining to securities authorized for issuance under equity compensation plans, see Part II, Item 5 above.

The information pertaining to shareholders beneficially owning more than five percent of the registrant’s common stock and the security ownership of management, which is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 2023 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information pertaining to director independence is set forth under the caption “Board of Directors and Committees of the Board of Directors” and pertaining to transactions with related persons is set forth under the caption "Transactions with Related Persons" in the Proxy Statement for the 2023 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information set forth under the caption "Report of the Audit Committee" in the Proxy Statement for the 2023 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

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

3 (a)		Articles of Incorporation as amended (incorporated herein by reference to Exhibit 3.1 on Form 8-K as filed February 5, 2020)

3 (b)		Amended and Restated Bylaws of RGC Resources, Inc. (incorporated herein by reference to Exhibit 3(b) on Form 8-K as filed on April 8, 2022)

4 (a)

Specimen copy of certificate for RGC Resources, Inc. common stock, $5.00 par value (incorporated herein by reference to Exhibit 4(a) of Registration Statement No. 33-67311, on Form S-4, filed with the Commission on November 13, 1998, and amended by Amendment No. 5, filed with the Commission on January 28, 1999)

4 (b)		RGC Resources, Inc., Amended and Restated Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference to Exhibit 4(b) on Form 10-K for the year ended September 30, 2014)

4 (c)		Description of RGC Resources, Inc. Common Stock (incorporated herein by reference to Exhibit 4(c) on Form 10-K for the year ended September 30, 2020)

10 (a)	P

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

10 (e)

FTS Service Agreement effective April 1, 2017 between Columbia Gas Transmission LLC and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(f) on Form 10-K for the year ended September 30, 2017)

10 (f)		FTS-1 Service Agreement between Columbia Gulf Transmission LLC and Roanoke Gas Company dated March 7, 2022 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 11, 2022)

10 (g)		Negotiated Rate Letter Agreement with Columbia Gulf Transmission, LLC (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 11, 2022)

10 (h)

Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company originally dated November 1, 1993 as amended (incorporated herein by reference to Exhibit 10(g) on Form 10-K for the year ended September 30, 2021)

10 (i)	P

Gas Transportation Agreement, for use under IT rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company dated September 1, 1993 (incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC file number reference 0-367))

10 (j)

Gas Storage Contract under rate schedule FS between Tennessee Gas Pipeline Company and Roanoke Gas Company originally dated November 1, 1993 as amended (incorporated herein by reference to Exhibit 10(i) on Form 10-K for the year ended September 30, 2021)

10 (k)		Gas Transportation Agreement, for use under FT-A rate schedule, between Tennessee Gas Pipeline Company and Roanoke Gas Company originally dated November 1, 1993 as amended (incorporated herein by reference to Exhibit 10(j) on Form 10-K for the year ended September 30, 2021)

10 (l)

FTA Gas Transportation Agreement effective November 1, 1998, between East Tennessee Natural Gas Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s) on Form 10-K for the year ended September 30, 1998 (SEC file reference number 0-367))

10 (m)

Firm Storage Service Agreement effective March 19, 1997, between Virginia Gas Storage Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(w)(w) on Form 10-K for the year ended September 30, 1998 (SEC file reference number 0-367))

10 (n)

Firm Storage Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(b)(b)(b) on Form 10-K for the year ended September 30, 2001 (SEC file number reference 0-367))

10 (o)

FSS Service Agreement between Saltville Gas Storage Company L.L.C. and Roanoke Gas Company dated November 21, 2012 (incorporated herein by reference to Exhibit 10(o) on Form 10-K for the year ended September 30, 2017)

10 (p)

Firm Pipeline Service Agreement by and between Roanoke Gas Company and Virginia Gas Pipeline Company, dated June 1, 2001 (incorporated herein by reference to Exhibit 10(c)(c)(c) on Form 10-K for the year ended September 30, 2001 (SEC file number reference 0-367))

10 (q)

Natural Gas Asset Management Agreement by and between Roanoke Gas Company and Sequent Energy Management LP effective April 1, 2018 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed on March 27, 2018)

10 (r)

Amendment No. 1 to Natural Gas Asset Management Agreement dated July 31, 2020 by and between Roanoke Gas Company and Sequent Energy Management LP (incorporated herein by reference to Exhibit 10.6 on From 10-Q as filed August 5, 2020)

10 (s)		Amendment No. 2 to Natural Gas Asset Management Agreement dated August 5, 2021 by and between Roanoke Gas Company and Sequent Energy Management LP (incorporated herein by reference to Exhibit 10.1 on Form 10-Q as filed August 6, 2021)

10 (t)		Amendment No. 3 to Natural Gas Asset Management Agreement dated September 23, 2022 by and between Roanoke Gas Company and Sequent Energy Management LLC (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed October 11, 2022)

10 (u)		Parental Guaranty by RGC Resources, Inc. in favor of Sequent Energy Management LP effective April 1, 2018 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed on March 27, 2018)

10 (v)

Gas Transportation Agreement between Tennessee Gas Pipeline Company and Roanoke Gas Company originally dated November 1, 1999 as amended May 17, 2016 (incorporated herein by reference to Exhibit 10.3 of Form 10-Q as filed August 4, 2016)

10 (w)

Amendment dated May 17, 2016 to Gas Transportation Agreement originally dated December 1, 1993 between Tennessee Gas Pipeline Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10.1 of Form 10-Q as filed August 4, 2016)

10 (x)

Amendment dated May 17, 2016 to Gas Transportation Agreement originally dated November 1, 1993 between Tennessee Gas Pipeline Company and Roanoke Gas Company (incorporated herein by reference to Exhibit 10.2 of Form 10-Q as filed August 4, 2016)

10 (y)

Gas Transportation Agreement, for use under FT-A rate schedule between Midwestern Gas Transmission Company and Roanoke Gas Company dated March 11, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 10-Q as filed May 6, 2019)

10 (z)		Amendment dated November 29, 2021 to Gas Transportation Agreement originally dated December 1, 1993 between Tennessee Gas Pipeline and Roanoke Gas Company (incorporated herein by reference to Exhibit 10(s)(s)(s)(s) on Form 10-K for the year ended September 30, 2021)

10 (a)(a)	P

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

10 (c)(c)	P

Certificate of Public Convenience and Necessity for Botetourt County dated August 30, 1966 (incorporated herein by reference to Exhibit 10(q) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990 (SEC file number reference 0-367))

10 (d)(d)	P

Certificate of Public Convenience and Necessity for Montgomery County dated July 8, 1985 (incorporated herein by reference to Exhibit 10(r) of Registration Statement No. 33-36605, on Form S-2, filed with the Commission on August 29, 1990, and amended by Amendment No. 1, filed with the Commission on September 19, 1990 (SEC file number reference 0-367))

10 (e)(e)	P

Resolution of the Council for the Town of Fincastle, Virginia dated June 8, 1970 (incorporated herein by reference to Exhibit 10(f) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987 (SEC file number reference 0-367))

10 (f)(f)	P

Resolution of the Council for the Town of Troutville, Virginia dated November 4, 1968 (incorporated herein by reference to Exhibit 10(g) of Registration Statement No. 33-11383, on Form S-4, filed with the Commission on January 16, 1987 (SEC file number reference 0-367))

10 (g)(g)		Certificate of Public Convenience and Necessity for Franklin County dated March 5, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 10-Q as filed May 6, 2019)

10 (h)(h)		Gas Franchise Agreement between the City of Roanoke, Virginia, and Roanoke Gas Company dated December 14, 2015 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed December 16, 2015)

10 (i)(i)		Gas Franchise Agreement between the City of Salem, Virginia, and Roanoke Gas Company dated December 14, 2015 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed December 16, 2015)

10 (j)(j)		Gas Franchise Agreement between the Town of Vinton, Virginia, and Roanoke Gas Company dated November 17, 2015 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed December 16, 2015)

10 (k)(k)

RGC Resources Amended and Restated Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4(c) of Registration Statement No. 333-02455, Post Effective Amendment on Form S-8, filed with the Commission on July 2, 1999)

10 (l)(l)	RGC Resources, Inc. Amended and Restated Stock Bonus Plan (incorporated herein by reference to Exhibit 10 on Form 8-K filed on January 27, 2005 (SEC file reference number 0-367))

10 (m)(m)	RGC Resources, Inc. Amended And Restated Restricted Stock Plan for Outside Directors (incorporated herein by reference to Exhibit 10(i)(i) on Form 10-K for the year ended September 30, 2017)

10 (n)(n)	RGC Resources, Inc. Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 of Form 8-K as filed February 9, 2017)

10 (o)(o)	Change in Control Agreement between RGC Resources, Inc. and Mr. Paul W. Nester effective May 1, 2020 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 29, 2020)

10 (p)(p)	Change in Control Agreement between RGC Resources, Inc. and Mr. Robert L. Wells, II effective May 1, 2020 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed April 29, 2020)

10 (q)(q)	Change in Control Agreement between RGC Resources, Inc. and Mr. Carl J. Shockley, Jr. effective May 1, 2020 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed April 29, 2020)

10 (r)(r)	Change in Control Agreement between RGC Resources, Inc. and Mr. Lawrence T. Oliver effective May 1, 2020 (incorporated herein by reference to Exhibit 10.5 on Form 8-K as filed April 29, 2020)

10 (s)(s)	Change in Control Agreement between RGC Resources, Inc. and Mr. Jason A. Field effective July 25, 2022 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed July 27, 2022)

10 (t)(t)

Amended and Restated Revolving Line of Credit Note in the original principal amount of $33,000,000 by Roanoke Gas Company with Wells Fargo Bank, N.A. dated as of March 31, 2022 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 1, 2022)

10 (u)(u)	Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated March 31, 2016 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed April 4, 2016)

10 (v)(v)

First Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated March 27, 2017 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 29, 2017)

10 (w)(w)

Second Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated as of March 26, 2018 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 27, 2018)

10 (x)(x)

Third Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated as of March 26, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 28, 2019)

10 (y)(y)

Fourth Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated as of March 25, 2020 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 30, 2020)

10 (z)(z)	Fifth Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A., including Guarantor's Consent and Reaffirmation, dated as of March 25, 2021 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 31, 2021).

10 (a)(a)(a)	Sixth Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A., including Guarantor's Consent and Reaffirmation, dated as of August 20, 2021 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed August 26, 2021)

10 (b)(b)(b)	Seventh Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated March 31, 2022 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed April 1, 2022)

10 (c)(c)(c)	Continuing Guaranty by RGC Resources, Inc. in favor of Wells Fargo Bank, N.A. dated March 31, 2016 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed April 4, 2016)

10 (d)(d)(d)

Note Purchase Agreement for 4.26% Senior Guaranteed Notes due September 18, 2034 in the original principal amount of $30,500,000 in favor of The Prudential Insurance Company of America, PAR U Hartford Life & Annuity Comfort Trust and PRUCO Life Insurance Company of New Jersey (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed August 4, 2014)

10 (e)(e)(e)

Unconditional Parent Guaranty by RGC Resources, Inc. in favor of each of the holders of the notes: The Prudential Life Insurance Company of America, PAR U Hartford Life & Annuity Comfort Trust and PRUCO Life Insurance Company of New Jersey (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed August 4, 2014)

10 (f)(f)(f)

4.26% Senior Guaranteed Notes due September 18, 2034 in the original principal amount of $15,250,000 in favor of The Prudential Insurance Company of America (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed September 23, 2014)

10 (g)(g)(g)

4.26% Senior Guaranteed Notes due September 18, 2034 in the original principal amount of $9,700,000 in favor of PAR U Hartford Life & Annuity Comfort Trust (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed September 23, 2014)

10 (h)(h)(h)

4.26% Senior Guaranteed Notes due September 18, 2034 in the original principal amount of $5,550,000 in favor of PRUCO Life Insurance Company of New Jersey (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed September 23, 2014)

10 (i)(i)(i)

Credit Agreement between RGC Midstream, LLC, Union Bank & Trust and Branch Banking and Trust Company dated December 29, 2015 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed December 31, 2015)

10 (j)(j)(j)

First Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Union Bank & Trust and Branch Banking and Trust dated April 11, 2018 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 12, 2018)

10 (k)(k)(k)

Second Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Union Bank & Trust and Branch Banking and Trust dated February 19, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed February 19, 2019)

10 (l)(l)(l)

Third Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Atlantic Union Bank and Truist Bank dated December 23, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed December 23, 2019)

10 (m)(m)(m)	Fourth Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Atlantic Union Bank and Truist Bank dated June 30, 2022 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed July 5, 2022)

10 (n)(n)(n)

Amended and Restated Note in the principal amount of $13,800,000 in favor of Atlantic Union Bank due December 31, 2023 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed July 5, 2022)

10 (o)(o)(o)	Amended and Restated Note in the principal amount of $9,200,000 in favor of Truist Bank due December 31, 2023 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed July 5, 2022)

10 (p)(p)(p)

Guaranty by RGC Resources, Inc. in favor of Union Bank & Trust and Branch Banking and Trust Company dated December 29, 2015 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed December 31, 2015)

10 (q)(q)(q)

Private Shelf Agreement by and between Roanoke Gas Company and Prudential Investment Management, Inc. for the pre-authorization to issue notes up to $29,500,000 in total during the term of the agreement (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed October 4, 2017)

10 (r)(r)(r)	Second Amendment to Private Shelf Agreement dated as of December 6, 2019 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed December 9, 2019)

10 (s)(s)(s)

Unsecured Note in the original principal amount of $4,000,000 by and between Roanoke Gas Company and PRUCO Life Insurance Company of New Jersey, dated October 2, 2017 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed October 4, 2017)

10 (t)(t)(t)

Unsecured Note in the original principal amount of $4,000,000 by and between Roanoke Gas Company and Prudential Arizona Reinsurance Captive Company, dated October 2, 2017 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed October 4, 2017)

10 (u)(u)(u)

Unconditional Parent Guaranty by RGC Resources, Inc. in favor of each of the holders of the notes: The PRUCO Life Insurance Company of New Jersey and the Prudential Arizona Reinsurance Captive Company (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed October 4, 2017)

10 (v)(v)(v)

Unsecured Note in the original principal amount of $5,000,000 by and between Roanoke Gas Company and Highmark, Inc. dated March 28, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 29, 2019)

10 (w)(w)(w)

Unsecured Note in the original principal amount of $3,000,000 by and between Roanoke Gas Company and Prudential Arizona Reinsurance Term Company dated March 28, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 29, 2019)

10 (x)(x)(x)

Unsecured Note in the original principal amount of $2,000,000 by and between Roanoke Gas Company and The Prudential Insurance Company of America dated March 28, 2019 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed March 29, 2019)

10 (y)(y)(y)

Unconditional Guaranty Agreement by and between RGC Resources, Inc. and Prudential Investment Management and each Prudential Affiliate which is a party to the borrowing (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed March 29, 2019)

10 (z)(z)(z)

Promissory Note in the original principal amount of $14,000,000 by and between RGC Midstream, LLC and Atlantic Union Bank, dated June 12, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed June 17, 2019)

10 (a)(a)(a)(a)	Loan Agreement between RGC Midstream, LLC and Atlantic Union Bank, dated June 12, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed June 17, 2019)

10 (b)(b)(b)(b)	Unconditional Guaranty by and between RGC Resources, Inc. and Atlantic Union Bank (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed June 17, 2019)

10 (c)(c)(c)(c)	Swap Agreement by and between RGC Midstream, LLC and Atlantic Union Bank, dated June 12, 2019 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed June 17, 2019)

10 (d)(d)(d)(d)

Promissory Note in the original principal amount of $10,000,000 by and between RGC Midstream, LLC and Branch Banking and Trust, dated June 13, 2019 (incorporated herein by reference to Exhibit 10.5 on Form 8-K as filed June 17, 2019)

10 (e)(e)(e)(e)	Loan Agreement between RGC Midstream, LLC and Branch Banking and Trust Company, dated June 13, 2019 (incorporated herein by reference to Exhibit 10.6 on Form 8-K as filed June 17, 2019)

10 (f)(f)(f)(f)		Unconditional Guaranty by and between RGC Resources, Inc. and Branch Banking and Trust Company (incorporated herein by reference to Exhibit 10.7 on Form 8-K as filed June 17, 2019)

10 (g)(g)(g)(g)		Swap Agreement by and between RGC Midstream, LLC and Branch Banking and Trust Company, dated June 13, 2019 (incorporated herein by reference to Exhibit 10.8 on Form 8-K as filed June 17, 2019)

10 (h)(h)(h)(h)	**

Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC dated April 6, 2018 (incorporated by reference to Exhibit 10.1 on the Quarterly Report on Form 10-Q as filed May 7, 2018)

10 (i)(i)(i)(i)		Guaranty Agreement by RGC Resources, Inc. in favor of Mountain Valley Pipeline, LLC (incorporated herein by reference to Exhibit 10.2 on Form 10-Q as filed May 7, 2018)

10 (j)(j)(j)(j)

Unsecured Note in the original principal amount of $5,000,000 by and between Roanoke Gas and Prudential Arizona Reinsurance Universal Company, dated December 6, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed December 9, 2019)

10 (k)(k)(k)(k)

Unsecured Note in the original principal amount of $5,000,000 by and between Roanoke Gas and Prudential Arizona Reinsurance Universal Company, dated December 6, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed December 9, 2019)

10 (l)(l)(l)(l)

Unconditional Guaranty Agreement by and between RGC Resources, Inc. and Prudential Investment Management and each Prudential Affiliate which is a party to the borrowings dated December 6, 2019 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed December 9, 2019)

10 (m)(m)(m)(m)

Private Shelf Agreement by and between Roanoke Gas Company and MetLife Investment Management Limited dated September 30, 2020, for the pre-authorization to issue notes up to the aggregate amount of $70,000,000 in total during the term of the agreement (incorporated herein by reference to Exhibit (l)(l)(l)(l) on Form 10-K for the year ended September 30, 2020)

10 (n)(n)(n)(n)

Delayed Draw Term Note in the principal amount of $15,000,000 by Roanoke Gas Company with Wells Fargo Bank, N.A. dated as of August 20, 2021 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed August 26, 2021)

10 (o)(o)(o)(o)		Swap Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A., executed on August 20, 2021 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed August 26, 2021)

10 (p)(p)(p)(p)		Promissory Note in the principal amount of $10,000,000 by Roanoke Gas Company with Pinnacle Bank, dated as of September 24, 2021 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed September 30, 2021)

10 (q)(q)(q)(q)		Loan Agreement by and between Roanoke Gas Company and Pinnacle Bank, dated as of September 24, 2021 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed September 30, 2021)

10 (r)(r)(r)(r)		Swap Agreement by and between Roanoke Gas Company and Pinnacle Bank, executed on September 24, 2021 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed September 30, 2021)

10 (s)(s)(s)(s)		Guaranty by RGC Resources, Inc. with Pinnacle Bank, dated as of September 24, 2021 (incorporated herein by reference to Exhibit 10(r)(r)(r)(r) on Form 10-K for the year ended September 30, 2021)

10 (t)(t)(t)(t)		Promissory Note in the principal amount of $8,000,000 by RGC Midstream, LLC with Atlantic Union Bank, dated as of November 1, 2021 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed November 4, 2021)

10 (u)(u)(u)(u)		Loan Agreement by and between RGC Midstream, LLC and Atlantic Union Bank, dated as of November 1, 2021 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed November 4, 2021)

10 (v)(v)(v)(v)		Swap Agreement by and between RGC Midstream, LLC and Atlantic Union Bank, executed on November 1, 2021 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed November 4, 2021)

10 (w)(w)(w)(w)		Guaranty by RGC Resources, Inc. with Atlantic Union Bank, dated as of November 1, 2021 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed November 4, 2021)

10 (x)(x)(x)(x)		Nonqualified Deferred Compensation Plan Document (incorporated herein by reference to Exhibit 10.1 on Form 10-Q as filed February 11, 2021)

13		Annual Report

14		Code of Ethics (incorporated herein by reference to Exhibit 14 on Form 10-Q as filed August 9, 2022)

21		Subsidiaries of the Company

23		Consent of Brown, Edwards & Company, LLP

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	*	Section 1350 Certification of Principal Executive Officer

32.2	*	Section 1350 Certification of Principal Financial Officer

101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RGC RESOURCES, INC.

By:	/S/ JASON A. FIELD	December 2, 2022
	Jason A. Field	Date
Vice President, CFO and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ PAUL W. NESTER	December 2, 2022	President and Chief Executive Officer, Director
Paul W. Nester	Date	(Principal Executive Officer)

/S/ JASON A. FIELD	December 2, 2022	Vice President, CFO and Treasurer
Jason A. Field	Date	(Principal Financial Officer)

/S/ JOHN B. WILLIAMSON, III	December 2, 2022	Chairman of the Board and Director
John B. Williamson, III	Date

/S/ NANCY H. AGEE	December 2, 2022	Director
Nancy H. Agee	Date

/S/ JACQUELINE L. ARCHER	December 2, 2022	Director
Jacqueline L. Archer	Date

/S/ ABNEY S. BOXLEY, III	December 2, 2022	Director
Abney S. Boxley, III	Date

/S/ T. JOE CRAWFORD	December 2, 2022	Director
T. Joe Crawford	Date

/S/ MARYELLEN F. GOODLATTE	December 2, 2022	Director
Maryellen F. Goodlatte	Date

/S/ ROBERT B. JOHNSTON	December 2, 2022	Director
Robert B. Johnston	Date

/S/ J. ALLEN LAYMAN	December 2, 2022	Director
J. Allen Layman	Date

/S/ ELIZABETH A. MCCLANAHAN	December 2, 2022	Director
Elizabeth A. McClanahan	Date