Form 10-Q
period 2022-12-31
RGC RESOURCES INC
filed 2023-02-08
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2023
Common Stock, $5 Par Value	9,910,731

INDEX

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

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

NQDC Plan	RGC Resources, Inc. Non-qualified Deferred Compensation Plan

Normal Weather	The average number of heating degree days over the most recent 30-year period

PBGC	Pension Benefit Guaranty Corporation

Pension Plan	Defined benefit plan that provides pension benefits to employees hired prior to January 1, 2017 who meet certain years of service criteria

PGA	Purchased Gas Adjustment, a regulatory mechanism, which adjusts natural gas customer rates to reflect changes in the forecasted cost of gas and actual gas costs

Postretirement Plan	Defined benefit plan that provides postretirement medical and life insurance benefits to eligible employees hired prior to January 1, 2000 who meet years of service and other criteria

R&D credit	Research and development federal tax credit defined under Internal Revenue Code section 41 and the related regulations

Resources	RGC Resources, Inc., parent company of Roanoke Gas, Midstream and Diversified Energy

RGCO	Trading symbol for RGC Resources, Inc. on the NASDAQ Global Stock Market

Roanoke Gas	Roanoke Gas Company, a wholly-owned subsidiary of Resources

RNG	Renewable natural gas

RSPD	RGC Resources, Inc. Restricted Stock Plan for Outside Directors

RSPO	RGC Resources, Inc. Restricted Stock Plan for Officers

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

Southgate

Mountain Valley Pipeline, LLC’s Southgate project, which is a contemplated interstate pipeline that was approved by the FERC to extend from the MVP in south central Virginia to central North Carolina, of which Midstream holds less than a 1% investment

S&P 500 Index	Standard & Poor’s 500 Stock Index

WNA	Weather Normalization Adjustment, an ARP mechanism which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average

Some of the terms above may not be included in this filing

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	September 30,
	Unaudited	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,234,192	$4,898,914
Accounts receivable (less allowance for credit losses of $662,054, and $371,271, respectively)	21,029,677	5,353,270
Materials and supplies	1,340,154	1,228,554
Gas in storage	15,251,579	16,916,651
Prepaid income taxes	3,293,148	3,087,755
Regulatory assets	314,762	1,877,468
Interest rate swaps	1,258,824	1,218,211
Other	2,122,737	967,496
Total current assets	47,845,073	35,548,319
UTILITY PROPERTY:
In service	294,958,870	290,940,683
Accumulated depreciation and amortization	(81,739,456)	(80,242,946)
In service, net	213,219,414	210,697,737
Construction work in progress	21,630,301	19,163,337
Utility property, net	234,849,715	229,861,074
OTHER NON-CURRENT ASSETS:
Regulatory assets	5,420,668	5,446,547
Investment in unconsolidated affiliates	14,631,951	13,773,075
Benefit plan assets	622,831	749,341
Deferred income taxes	952,124	1,057,079
Interest rate swaps	3,292,811	3,580,256
Other	336,989	293,552
Total other non-current assets	25,257,374	24,899,850
TOTAL ASSETS	$307,952,162	$290,309,243

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	September 30,
	Unaudited	2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$24,700,000	$1,300,000
Line-of-credit	9,391,974	—
Dividends payable	1,957,369	1,915,317
Accounts payable	11,124,909	8,600,919
Capital contributions payable	843,972	804,506
Customer credit balances	1,269,179	1,400,770
Customer deposits	1,559,528	1,457,610
Accrued expenses	2,404,087	3,668,122
Regulatory liabilities	6,913,419	3,168,066
Total current liabilities	60,164,437	22,315,310
LONG-TERM DEBT:
Notes payable	113,550,000	135,971,200
Less unamortized debt issuance costs	(261,005)	(275,911)
Long-term debt, net	113,288,995	135,695,289
DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
Asset retirement obligations	10,329,950	10,204,079
Regulatory cost of retirement obligations	12,520,934	12,277,796
Benefit plan liabilities	390,531	337,535
Deferred income taxes	3,299,760	3,165,454
Regulatory liabilities	13,067,548	13,223,124
Total deferred credits and other non-current liabilities	39,608,723	39,207,988
STOCKHOLDERS’ EQUITY:
Common stock, $5 par; authorized 20,000,000 shares; issued and outstanding 9,851,780 and 9,820,535 shares, respectively	49,258,900	49,102,675
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	41,992,216	41,479,459
Retained earnings	1,843,194	544,158
Accumulated other comprehensive income	1,795,697	1,964,364
Total stockholders’ equity	94,890,007	93,090,656
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$307,952,162	$290,309,243

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended December 31,
	2022	2021
OPERATING REVENUES:
Gas utility	$33,252,767	$23,231,655
Non utility	29,568	31,425
Total operating revenues	33,282,335	23,263,080
OPERATING EXPENSES:
Cost of gas - utility	20,804,153	11,316,405
Cost of sales - non utility	4,593	4,035
Operations and maintenance	3,920,513	3,690,314
General taxes	589,050	603,209
Depreciation and amortization	2,419,541	2,270,694
Total operating expenses	27,737,850	17,884,657
OPERATING INCOME	5,544,485	5,378,423
Equity in earnings of unconsolidated affiliate	1,232	72,127
Other income, net	74,606	322,439
Interest expense	1,369,164	1,104,856
INCOME BEFORE INCOME TAXES	4,251,159	4,668,133
INCOME TAX EXPENSE	994,754	1,083,604
NET INCOME	$3,256,405	$3,584,529
BASIC EARNINGS PER COMMON SHARE	$0.33	$0.43
DILUTED EARNINGS PER COMMON SHARE	$0.33	$0.43
DIVIDENDS DECLARED PER COMMON SHARE	$0.1975	$0.1950

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended December 31,
	2022	2021
NET INCOME	$3,256,405	$3,584,529
Other comprehensive income (loss), net of tax:
Interest rate swaps	(183,298)	362,274
Defined benefit plans	14,631	(11,191)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(168,667)	351,083
COMPREHENSIVE INCOME	$3,087,738	$3,935,612

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

UNAUDITED

	Three Months Ended December 31, 2022
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2022	$49,102,675	$41,479,459	$544,158	$1,964,364	$93,090,656
Net Income	—	—	3,256,405	—	3,256,405
Other comprehensive loss	—	—	—	(168,667)	(168,667)
Cash dividends declared ($0.1975 per share)	—	—	(1,957,369)	—	(1,957,369)
Issuance of common stock (31,245 shares)	156,225	512,757	—	—	668,982
Balance - December 31, 2022	$49,258,900	$41,992,216	$1,843,194	$1,795,697	$94,890,007

	Three Months Ended December 31, 2021
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2021	$41,875,460	$19,705,387	$39,656,296	$(1,535,434)	$99,701,709
Net Income	—	—	3,584,529	—	3,584,529
Other comprehensive income	—	—	—	351,083	351,083
Cash dividends declared ($0.195 per share)	—	—	(1,642,324)	—	(1,642,324)
Issuance of common stock (13,914 shares)	69,570	230,278	—	—	299,848
Balance - December 31, 2021	$41,945,030	$19,935,665	$41,598,501	$(1,184,351)	$102,294,845

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,256,405	$3,584,529
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,477,084	2,329,409
Cost of retirement of utility property, net	(159,174)	(113,505)
Stock option grants	16,170	5,550
Equity in earnings of unconsolidated affiliate	(1,232)	(72,127)
Allowance for funds used during construction	(103,771)	—
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(7,909,883)	(9,278,622)
Net cash used in operating activities	(2,424,401)	(3,544,766)
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for utility property	(7,530,620)	(5,737,232)
Investment in unconsolidated affiliates	(818,178)	(2,143,981)
Proceeds from disposal of utility property	209	48,300
Net cash used in investing activities	(8,348,589)	(7,832,913)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	1,103,800	25,930,000
Repayments of notes payable	(125,000)	(15,000,000)
Borrowings under line-of-credit	17,952,768	24,123,902
Repayments under line-of-credit	(8,560,795)	(22,147,391)
Debt issuance expenses	—	(39,732)
Proceeds from issuance of stock	652,812	294,297
Cash dividends paid	(1,915,317)	(1,549,840)
Net cash provided by financing activities	9,108,268	11,611,236
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,664,722)	233,557
BEGINNING CASH AND CASH EQUIVALENTS	4,898,914	1,518,317
ENDING CASH AND CASH EQUIVALENTS	$3,234,192	$1,751,874

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present Resources' financial position as of December 31, 2022, cash flows for the three months ended December 31, 2022 and 2021, and the results of its operations, comprehensive income, and changes in stockholders' equity for the three months ended December 31, 2022 and 2021. The results of operations for the three months ended December 31, 2022 are not indicative of the results to be expected for the fiscal year ending September 30, 2023 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

The unaudited condensed consolidated financial statements and condensed notes are presented under the rules and regulations of the SEC. Pursuant to those rules, certain information and note disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted.  Although the Company believes that the disclosures are adequate, the unaudited condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K for the year ended September 30, 2022. The September 30, 2022 consolidated balance sheet was included in the Company’s audited financial statements included in Form 10-K.

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements contained in the Company's Form 10-K for the year ended September 30, 2022.

Recently Issued or Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In combination with ASU 2021-01 and ASU 2022-06, the ASU provides temporary optional guidance to ease the potential burden in accounting for and recognizing the effects of reference rate change on financial reporting. The new guidance applies specifically to contracts and hedging relationships that reference LIBOR, or any other referenced rate that is expected to be discontinued due to reference rate reform. The new guidance is effective for the Company through December 31, 2024. The Intercontinental Exchange Benchmark Administration, the administrator for LIBOR and other inter-bank offered rates, announced that the LIBOR rates for one-day, one-month, six-month and one-year will cease publication in June 2023 and that no new financial contracts may use LIBOR after December 31, 2021. Currently, all of the Company's LIBOR based financial contracts are based on the one-month LIBOR rate. None of the holders of these financial contracts have indicated when a transition from LIBOR will occur. Accordingly, the Company does not anticipate adopting this guidance until later in fiscal 2023. The new guidance could result in a significant impact on the Company's financial position, results of operations, and cash flows when the reference rate is changed for related contracts.

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

The following tables summarize revenue by customer, product and income statement classification:

	Three Months Ended December 31, 2022			Three Months Ended December 31, 2021
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$19,365,840	$—	$19,365,840	$13,212,489	$—	$13,212,489
Commercial	12,019,113	—	12,019,113	7,385,718	—	7,385,718
Industrial and Transportation	1,588,068	—	1,588,068	1,313,091	—	1,313,091
Other	421,995	29,568	451,563	223,828	31,425	255,253
Total contracts with customers	33,395,016	29,568	33,424,584	22,135,126	31,425	22,166,551
Alternative Revenue Programs	(142,249)	—	(142,249)	1,096,529	—	1,096,529
Total operating revenues	$33,252,767	$29,568	$33,282,335	$23,231,655	$31,425	$23,263,080

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

Other revenues

Other revenues primarily consist of miscellaneous fees and charges, utility-related revenues not directly billed to utility customers and billings for non-utility activities. Customers are invoiced monthly based on services provided for these activities. The Company utilizes the practical expedient allowing revenue to be recognized based on invoiced amounts. The transaction price is based on a contractually predetermined rate schedule; therefore, the transaction price represents total value to the customer and no variable price consideration exists.

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

Customer accounts receivable and liabilities

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable(1)	Unbilled revenue(1)	Customer credit balances	Customer deposits
Balance at September 30, 2022	$3,697,431	$1,585,062	$1,400,770	$1,457,610
Balance at December 31, 2022	11,282,850	9,531,260	1,269,179	1,559,528
Increase (decrease)	$7,585,419	$7,946,198	$(131,591)	$101,918

(1) Included in accounts receivable in the condensed consolidated balance sheet. Amounts shown net of reserve for credit losses.

The Company had no significant contract assets or liabilities during the period. Furthermore, the Company did not incur any significant costs to obtain contracts.

3.	Income Taxes

The effective tax rates for the three month periods ended December 31, 2022 and 2021 reflected in the table below are less than the combined federal and state statutory rate of 25.74% due to additional tax deductions from the amortization of excess deferred taxes and amortization of R&D tax credits deferred as a regulatory liability.

	Three Months Ended December 31,
	2022	2021
Effective tax rate	23.4%	23.2%

The Company files a consolidated federal income tax return and state income tax returns in Virginia and West Virginia, and thus subject to examinations by federal and state tax authorities.  The IRS is currently examining the Company's 2018 and 2019 federal tax returns. The Company does not have any indication at this time of the outcome. The Company believes its income tax assets and liabilities are fairly stated as of  December 31, 2022 and 2021; however, these assets and liabilities could be adjusted as a result of this examination.  With the amendment of the federal returns for fiscal 2017, 2018 and 2019, these years will remain open for IRS examination for two more years. Aside from these exceptions, the federal returns and the state returns for Virginia for the tax years ended prior to  September 30, 2017 are no longer subject to examination.  The state returns for West Virginia prior to  September 30, 2019 are no longer subject to examination.

4.	Rates and Regulatory Matters

The SCC exercises regulatory authority over the natural gas operations of Roanoke Gas. Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service, safety standards, service extension and depreciation.

On December 2, 2022, Roanoke Gas filed an application with the SCC seeking an $8.55 million increase in base rates, of which $4.05 million was being recovered through the Company’s SAVE Rider.  Since the Company is seeking recovery of the costs associated with its SAVE plan through its proposed base rates, the Company proposed discontinuing its SAVE Plan and SAVE Rider for the remainder of the current fiscal year, effective January 1, 2023.

RGC RESOURCES, INC. AND SUBSIDIARIES

On December 21, 2022, the SCC issued its Order for Notice and Hearing which authorized the Company to put its proposed rates into effect on January 1, 2023, on an interim basis.  The SCC also established a procedural schedule and set the matter for hearing. The Company expects final resolution of the rate case to occur in late calendar 2023 or early 2024.

The Company expects to file for a new SAVE Plan and Rider in the third quarter of fiscal 2023 for recovery of costs associated with SAVE eligible investments beginning October 1, 2023.

On May 16, 2022, Roanoke Gas announced a cooperative agreement under which Roanoke Gas and the Western Virginia Water Authority will produce commercial quality RNG from biogas produced at the regional water pollution control plant.  In August 2022, Roanoke Gas filed an application with the SCC seeking approval of a rate adjustment clause under which the Company will recover the costs associated with constructing, owning, operating and maintaining the renewable natural gas facility.  The application was filed under Chapter 30 of Title 56 of the Code of Virginia. Chapter 30 allows the Company to accrue AFUDC on the RNG project.  In connection with the RNG project, Roanoke Gas began accruing AFUDC in fiscal 2022 associated with construction of the facility. As of December 31, 2022, the Company has recognized approximately $179,000 in AFUDC since inception of the RNG project.  The Company received a final order from the SCC on January 23, 2023 approving the Company’s application. The Company is permitted to start billing customers for the RNG rate adjustment upon administrative approval of the final rates, which the Company expects to occur by early March 2023, at which time the Company will cease recording AFUDC.

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

On July 19, 2022, the SCC approved the application and on August 4, 2022, the housing authority transferred the assets from two apartment complexes to Roanoke Gas. Roanoke Gas recorded these assets and recognized a pre-tax gain of approximately $219,000 during the Company’s fourth quarter of fiscal 2022. The housing authority expects to complete the upgrade and subsequent asset transfer at one more apartment complex in fiscal 2023.  The authority is awaiting future funding to complete the two remaining apartment complexes.  The timing of funding and the completion of the asset renewals for these complexes is unknown at this time.

5.	Other Investments

Midstream is an approximately 1% equity investment owner of the LLC constructing the MVP, a 303 mile natural gas inter-state pipeline that is designed to extend from northern West Virginia to southern Virginia.  Since inception, the MVP has encountered various legal and regulatory issues that continue to delay the completion of the project.  While under construction, AFUDC has provided the majority of the income recognized by Midstream.

The LLC temporarily suspended accruing AFUDC on the project beginning January 1, 2021 and through March 31, 2021 due to a temporary reduction in growth construction activities. The LLC resumed accruing AFUDC beginning April 2021 through November 2021, when certain associated growth construction activities were again reduced.  AFUDC accruals will resume when growth construction activities restart. The amount of AFUDC recognized during the prior years is included in the tables below.

Roanoke Gas will continue to suspend accruing AFUDC on its two gate stations that will interconnect with the MVP until such time as construction activities resume on the respective gate stations.

Midstream is a less than 1% investor in Southgate, which is being accounted for under the cost method.

RGC RESOURCES, INC. AND SUBSIDIARIES

In the second quarter of fiscal 2022, Midstream incurred an other-than-temporary decline in the fair value of its equity investment in the LLC, primarily due to unfavorable decisions by the Fourth Circuit that vacated and remanded key authorizations, which required a pre-tax impairment charge of approximately $39.8 million.  During the fourth quarter of fiscal 2022, Midstream incurred an additional other-than-temporary decline in value in its equity investment in the LLC due to increased uncertainty in the permitting process for the MVP project as a result of legal developments and regulatory uncertainties, as well as macroeconomic pressures primarily due to increased interest rates impacting the discount rate. As a result of the impairment, the carrying value of Midstream’s equity investment in the LLC was further reduced by $15.3 million pre-tax, to a carrying value of $13.8 million as of September 30, 2022.

Midstream estimated the fair value of its investment in the LLC, with the assistance of a valuation specialist, using an income-based approach that primarily considered probability-weighted scenarios of discounted future cash flows based on the estimated project costs at completion and projected revenues. These scenarios reflected assumptions and judgments regarding the ultimate outcome of further matters relating to, or resulting from, the Fourth Circuit rulings, as well as various other ongoing legal and regulatory matters affecting MVP and Southgate. Such assumptions and judgments also included certain additional potential delays and related cost increases that could result from unfavorable decisions on these proceedings and matters. Midstream’s analysis also took into account, among other things, probability weighted growth expectations from additional compression expansion opportunities. This analysis also considered scenarios under which ongoing or new legal and regulatory matters further delay the completion and increase the total costs of the project; all required legal and regulatory approvals and authorizations and certain compression expansion opportunities are realized; and MVP and Southgate are canceled.

Midstream reassesses the value of its investment in the LLC on at least a quarterly basis. With the assistance of a valuation specialist, Midstream conducted the quarterly evaluation of its investment in the LLC as of December 31, 2022 and determined that its investment was fairly stated and no further impairment was required.   The fair value of the investment in the LLC was determined under a Level 3 measurement considering the significant assumptions and judgments required in estimating the fair value of the Company's investment in the LLC.

There is risk that Midstream’s equity investment in the LLC may be impaired further in the future.  There are continuing, and potential future, legal and regulatory matters related to MVP and Southgate, any of which could affect the ability to complete or operate the project, as well as potential macroeconomic factors, changes in interest rates, cost increases, other unanticipated events and legal and regulatory matters that must be resolved.  While macroeconomic factors in and of themselves may not be a direct indicator of impairment, should an impairment indicator be identified in the future, macroeconomic factors such as changes in interest rates could ultimately impact the size and scope of any potential impairment.  Assumptions and estimates utilized in assessing the fair value of Midstream’s investment in the LLC may change depending on the nature or timing of resolutions to the legal and regulatory matters or based on other relevant developments.  Adverse changes in circumstances relevant to the likelihood of project or expansion completion could prompt Midstream, in future assessments, to apply lower probability of project or expansion completion.  Such changes in assumptions or estimates, including discount rates, could have a material adverse effect on the fair value of Midstream’s investment in the LLC and potentially result in additional impairment, which could have a material adverse effect on the results of operations and financial position of Midstream and the Company as a whole.

RGC RESOURCES, INC. AND SUBSIDIARIES

Funding for Midstream's investments in the LLC for both MVP and Southgate is being provided through two variable rate unsecured promissory notes, under a non-revolving credit agreement maturing in December 2023, and three additional notes as detailed in Note 8, as well as by equity contributions from Resources.

The Company will participate in the earnings generated from the transportation of natural gas through both pipelines proportionate to its level of investment once the pipelines are placed in service.

Investment balances of MVP and Southgate, as of December 31, 2022, are reflected in the table below:

Balance Sheet location:	December 31, 2022	September 30, 2022
Other Assets:
MVP	$14,545,563	$13,689,370
Southgate	86,388	83,705
Investment in unconsolidated affiliates	$14,631,951	$13,773,075

Current Liabilities:
MVP	$843,415	$804,404
Southgate	557	102
Capital contributions payable	$843,972	$804,506

	Three Months Ended
Income Statement location:	December 31, 2022	December 31, 2021
Equity in earnings of unconsolidated affiliate	$1,232	$72,127

	December 31, 2022	September 30, 2022
Undistributed earnings, net of income taxes, of MVP in retained earnings, excluding impairment	$8,136,398	$8,135,482

The undistributed earnings does not include the impairment of the investment in the LLC.

RGC RESOURCES, INC. AND SUBSIDIARIES

The change in the investment in unconsolidated affiliates is provided below:

	Three Months Ended
	December 31, 2022	December 31, 2021
Cash investment	$818,178	$2,143,981
Change in accrued capital calls	39,466	(211,580)
Equity in earnings of unconsolidated affiliate	1,232	72,127
Change in investment in unconsolidated affiliates	$858,876	$2,004,528

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included.

	Income Statements
	Three Months Ended
	December 31, 2022	December 31, 2021
AFUDC	$—	$6,883,069
Other income (expense), net	160,472	(45,063)
Net income	$160,472	$6,838,006

	Balance Sheets
	December 31, 2022	September 30, 2022
Assets:
Current assets	$91,864,255	$76,474,981
Construction work in progress	6,727,679,677	6,667,146,408
Other assets	8,873,646	8,021,877
Total assets	$6,828,417,578	$6,751,643,266

Liabilities and Equity:
Current liabilities	$118,168,250	$115,061,723
Capital	6,710,249,328	6,636,581,543
Total liabilities and equity	$6,828,417,578	$6,751,643,266

6.	Derivatives and Hedging

The Company’s hedging and derivative policy allows management to enter into derivatives for the purpose of managing the commodity and financial market risks of its business operations, including the price of natural gas and the cost of borrowed funds. This policy specifically prohibits the use of derivatives for speculative purposes.

The Company has five interest rate swaps associated with its variable rate debt as of December 31, 2022. Roanoke Gas has two delayed draw variable-rate term notes in the amounts of $15 million and $10 million, with corresponding swap agreements to convert the variable interest rates into fixed rates of 2.00% and 2.49%, respectively. Under the provisions of the $10 million delayed draw note, Roanoke Gas received $5 million on April 1, 2022 and the remaining $5 million on September 30, 2022. Midstream has two swap agreements corresponding to the $14 million and $10 million variable rate term notes. The swap agreements convert these two notes into fixed rate instruments with effective interest rates of 3.24% and 3.14%, respectively.  In addition, on November 1, 2021, Midstream entered into a promissory note in the amount of $8 million, with a corresponding swap agreement to convert the variable interest rate into a fixed rate of 2.443%.  The swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income. No portion of the swaps were deemed ineffective during the periods presented.

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company had no outstanding derivative instruments for the purchase of natural gas.

The fair value of the current and non-current portions of the interest rate swaps are reflected in the condensed consolidated balance sheets under the caption interest rate swaps. The table in Note 9 reflects the effect on income and other comprehensive income of the Company's cash flow hedges.

7.	Short-Term Debt

On March 31, 2022, Roanoke Gas entered into an unsecured line-of-credit agreement replacing the line-of-credit agreement dated March 25, 2021. The agreement provides for a variable interest rate based upon Daily Simple SOFR plus 1.10% and multiple tier borrowing limits to accommodate seasonal borrowing demands. The Company's total available borrowing limits during the term of the line-of-credit agreement range from $21 million to $33 million.  The line-of-credit agreement will expire on March 31, 2023, unless extended. The Company anticipates being able to extend or replace the credit line upon expiration. As of December 31, 2022, the Company had a balance of $9,391,974 outstanding under its line-of-credit agreement.

In connection with the line-of-credit, the Company also entered into the Seventh Amendment to Credit Agreement as of March 31, 2022, which amended the original Credit Agreement dated March 31, 2016 and all subsequent amendments.  The Amendment aligned the termination date, maximum principal amount available under the line-of-credit, amended certain financial conditions required of Resources, and retained all other terms and requirements of prior credit agreements.

8.	Long-Term Debt

On November 1, 2021, Midstream entered into an unsecured promissory note in the principal amount of $8 million with an interest rate based on 30-day LIBOR plus 115 basis points maturing January 1, 2028. Related to this note, Midstream also entered into an interest rate swap agreement that effectively converted the variable rate note into a fixed rate instrument with an effective annual interest rate of 2.443%. The loan will convert into an installment loan with principal pay-down beginning on April 1, 2023. In addition, this note reduced the borrowing capacity defined by the Third Amendment to Credit Agreement and related Promissory Notes. The total borrowing capacity declined from $41 million to $33 million effective with the new promissory note.  On March 31, 2022, Midstream applied $10 million from a cash infusion received from Resources to pay down a corresponding amount on the non-revolving credit facility which in turn reduced the total borrowing capacity from $33 million to $23 million.  On June 30, 2022, Midstream entered into the Fourth Amendment to Credit Agreement and related Promissory Notes.  The Amendment modified the original Credit Agreement and prior amendments by replacing the 30-day LIBOR plus 1.35% interest on the Promissory Notes with Term SOFR plus 1.50%, as well as extended the maturity date to December 31, 2023. All other terms of the Fourth Amendment to Credit Agreement remain unchanged.

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

On  August 20, 2021, Roanoke Gas entered into an unsecured Delayed Draw Term Note in the principal amount of $15 million ("Term Note") with an interest rate of 1.20% above 30-day SOFR Average per annum maturing on  August 20, 2026. In connection with the Term Note, Roanoke Gas also entered into the Sixth Amendment to its Credit Agreement ("Amendment"), which amended the original Credit Agreement with the corresponding bank dated  March 31, 2016 and all subsequent amendments. The Amendment aligned the termination date and the maximum principal amount available under the Term Note and retains all other terms and requirements of prior credit agreements. The proceeds from this Term Note were used to finance Roanoke Gas' infrastructure enhancement and replacement projects, as well as to refinance a portion of its existing debt. Also, on  August 20, 2021, Roanoke Gas entered into an interest rate swap agreement for $15 million corresponding to the duration of the Term Note, which effectively converted the variable rate note to a fixed rate instrument with an effective annual interest rate of 2.00%. The Term Note funded in full on  October 1, 2021.

RGC RESOURCES, INC. AND SUBSIDIARIES

Long-term debt consists of the following:

	December 31, 2022		September 30, 2022
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior notes payable, at 4.26%, due September 18, 2034	$30,500,000	$113,435	$30,500,000	$115,849
Unsecured term notes payable, at 3.58%, due October 2, 2027	8,000,000	22,876	8,000,000	24,080
Unsecured term notes payable, at 4.41%, due March 28, 2031	10,000,000	25,844	10,000,000	26,627
Unsecured term notes payable, at 3.60%, due December 6, 2029	10,000,000	24,659	10,000,000	25,539
Unsecured term note payable, at 30-day SOFR plus 1.20%, due August 20, 2026	15,000,000	—	15,000,000	—
Unsecured term note payable, at 30-day LIBOR plus 1.00%, due October 1, 2028	10,000,000	27,479	10,000,000	28,674
Midstream:
Unsecured term notes payable, at TERM SOFR plus 1.50%, due December 31, 2023	23,000,000	12,458	21,896,200	18,553
Unsecured term note payable, at 30-day LIBOR plus 1.15%, due June 12, 2026	14,000,000	8,427	14,000,000	9,029
Unsecured term note payable, at 30-day LIBOR plus 1.20%, due June 1, 2024	9,750,000	3,340	9,875,000	3,929
Unsecured term note payable, at 30-day LIBOR plus 1.15%, due January 1, 2028	8,000,000	22,487	8,000,000	23,631
Total long-term debt	138,250,000	261,005	137,271,200	275,911
Less: current maturities of long-term debt	(24,700,000)	—	(1,300,000)	—
Total long-term debt, net current maturities	$113,550,000	$261,005	$135,971,200	$275,911

All debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization.  All of the debt agreements, except for the line-of-credit, provide for priority indebtedness to not exceed 15% of consolidated total assets.  The $15 million note and the line-of-credit have an interest coverage ratio requirement of 1.5, which excludes the effect of a non-cash impairment on the LLC investments up to the total investment as of December 31, 2021 as revised by the Seventh Amendment to the Credit Agreement. The Company was in compliance with all debt covenants as of  December 31, 2022 and September 30, 2022.

RGC RESOURCES, INC. AND SUBSIDIARIES

9.	Other Comprehensive Income (Loss)

A summary of other comprehensive income and loss is provided below:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Three Months Ended December 31, 2022
Interest rate swaps:
Unrealized gains	$43,947	$(11,311)	$32,636
Transfer of realized gains to interest expense	(290,779)	74,845	(215,934)
Net interest rate swaps	(246,832)	63,534	(183,298)
Defined benefit plans:
Amortization of actuarial losses	19,703	(5,072)	14,631
Other comprehensive loss	$(227,129)	$58,462	$(168,667)
Three Months Ended December 31, 2021
Interest rate swaps:
Unrealized gains	$315,983	$(81,333)	$234,650
Transfer of realized losses to interest expense	171,863	(44,239)	127,624
Net interest rate swaps	487,846	(125,572)	362,274
Defined benefit plans:
Amortization of actuarial gains	(15,070)	3,879	(11,191)
Other comprehensive income	$472,776	$(121,693)	$351,083

The amortization of actuarial gains and losses, reflected in the preceding table, relate to the unregulated operations of the Company. Actuarial gains and losses attributable to the regulated operations are included as a regulatory asset. See Note 15 for a schedule of regulatory assets. The amortization of actual gains and losses is recognized as a component of net periodic pension and postretirement benefit costs under other income, net.

RGC RESOURCES, INC. AND SUBSIDIARIES

Reconciliation of Accumulated Other Comprehensive Income (Loss)

			Accumulated
			Other
	Interest Rate	Defined Benefit	Comprehensive
	Swaps	Plans	Income (Loss)
Balance at September 30, 2022	$3,563,341	$(1,598,977)	$1,964,364
Other comprehensive income (loss)	(183,298)	14,631	(168,667)
Balance at December 31, 2022	$3,380,043	$(1,584,346)	$1,795,697

10.	Commitments and Contingencies

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

11.	Earnings Per Share

Basic earnings per common share for the three months ended December 31, 2022 and 2021 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares.

A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended December 31,
	2022	2021
Net income	$3,256,405	$3,584,529
Weighted average common shares	9,830,206	8,383,986
Effect of dilutive securities:
Options to purchase common stock	6,982	9,046
Diluted average common shares	9,837,188	8,393,032
Earnings per share of common stock:
Basic	$0.33	$0.43
Diluted	$0.33	$0.43

RGC RESOURCES, INC. AND SUBSIDIARIES

12.	Employee Benefit Plans

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

	Three Months Ended
	December 31,
	2022	2021
Components of net periodic pension cost:
Service cost	$91,635	$162,072
Interest cost	343,025	253,279
Expected return on plan assets	(308,149)	(457,888)
Recognized loss	79,181	36,600
Net periodic pension cost (benefit)	$205,692	$(5,937)

	Three Months Ended
	December 31,
	2022	2021
Components of postretirement benefit cost:
Service cost	$11,475	$24,450
Interest cost	155,156	110,930
Expected return on plan assets	(116,012)	(166,541)
Recognized loss	—	—
Net postretirement benefit cost (benefit)	$50,619	$(31,161)

The components of net periodic benefit cost, other than the service cost component, are included in other income, net in the condensed consolidated statements of income. Service cost is included in operations and maintenance expense in the condensed consolidated statements of income.

For the three-month period ended December 31, 2022, no contributions were made to the pension plan or postretirement plan. The Company is not currently anticipating making any funding contributions to either plan in fiscal 2023.

13.	Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, established a fair value hierarchy that prioritizes each input to the valuation method used to measure fair value of financial and nonfinancial assets and liabilities that are measured and reported on a fair value basis into one of the following three levels:

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy:

	Fair Value Measurements - December 31, 2022
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps	$4,551,635	$—	$4,551,635	$—
Total	$4,551,635	$—	$4,551,635	$—

Liabilities:
Natural gas purchases	$2,187,722	$—	$2,187,722	$—
Total	$2,187,722	$—	$2,187,722	$—

	Fair Value Measurements - September 30, 2022
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps	$4,798,467	$—	$4,798,467	$—
Total	$4,798,467	$—	$4,798,467	$—

Liabilities:
Natural gas purchases	$1,295,225	$—	$1,295,225	$—
Total	$1,295,225	$—	$1,295,225	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

See Note 5 for discussion on the fair value assumptions of the Company's investment in the LLC.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At December 31, 2022 and September 30, 2022, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements:

	Fair Value Measurements - December 31, 2022
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$24,700,000	$—	$—	$24,697,717
Notes payable	113,550,000	—	—	109,036,788
Total	$138,250,000	$—	$—	$133,734,505

	Fair Value Measurements - September 30, 2022
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$1,300,000	$—	$—	$1,300,000
Notes payable	135,971,200	—	—	130,266,252
Total	$137,271,200	$—	$—	$131,566,252

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying Treasury rate or other Treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. No individual customer amounted to more than 5% of total accounts receivable at  December 31, 2022 and one customer amounted to approximately 5.1% of total receivables at  September 30, 2022. The Company maintains certain credit standards with its customers and requires a customer deposit if such evaluation warrants.

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

Parent and Other - The category parent and other includes the unregulated activities of the Company as well as certain corporate eliminations.

Information related to the segments of the Company are provided below:

	Three Months Ended December 31, 2022
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$33,252,767	$—	$29,568	$33,282,335
Depreciation	2,419,541	—	—	2,419,541
Operating income (loss)	5,567,345	(46,704)	23,844	5,544,485
Equity in earnings	—	1,232	—	1,232
Interest expense	822,566	546,598	—	1,369,164
Income (loss) before income taxes	4,819,955	(592,615)	23,819	4,251,159

	Three Months Ended December 31, 2021
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$23,231,655	$—	$31,425	$23,263,080
Depreciation	2,270,694	—	—	2,270,694
Operating income (loss)	5,404,316	(51,560)	25,667	5,378,423
Equity in earnings	—	72,127	—	72,127
Interest expense	764,863	339,993	—	1,104,856
Income (loss) before income taxes	4,959,182	(316,881)	25,832	4,668,133

RGC RESOURCES, INC. AND SUBSIDIARIES

	December 31, 2022
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$270,030,140	$15,277,600	$22,644,422	$307,952,162

	September 30, 2022
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$258,519,230	$13,838,108	$17,951,905	$290,309,243

15.	Regulatory Assets and Liabilities

The Company’s regulated operations follow the accounting and reporting requirements of ASC 980, Regulated Operations. The economic effects of regulation can result in a regulated company deferring costs that have been or are expected to be recovered from customers in a period different from the period in which the costs would ordinarily be charged to expense by an unregulated enterprise. When this situation occurs, costs are deferred as assets in the condensed consolidated balance sheet (regulatory assets) and amortized into expense over periods when such amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for current collection in rates of costs that are expected to be incurred in the future (regulatory liabilities). In the event the provisions of ASC 980 no longer apply to any or all regulatory assets or liabilities, the Company would write off such amounts and include the effects in the condensed consolidated statements of income and comprehensive income in the period which ASC 980 no longer applied.

Regulatory assets included in the Company’s accompanying balance sheets are as follows:

	December 31, 2022	September 30, 2022
Assets:
Current Assets:
Regulatory assets:
Accrued WNA revenues	$6,870	$193,518
Under-recovery of gas costs	—	1,316,580
Accrued pension and postretirement medical	178,433	237,911
Other deferred expenses	129,459	129,459
Total current	314,762	1,877,468
Utility Property:
In service:
Other	11,945	11,945
Construction work in progress:
AFUDC	565,113	461,342
Other Non-Current Assets:
Regulatory assets:
Premium on early retirement of debt	1,341,699	1,370,246
Accrued pension and postretirement medical	3,894,561	3,894,561
Other deferred expenses	184,408	181,740
Total non-current	5,420,668	5,446,547

Total regulatory assets	$6,312,488	$7,797,302

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory liabilities included in the Company’s accompanying balance sheets are as follows:

	December 31, 2022	September 30, 2022
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Over-recovery of gas costs	$4,447,378	$—
Over-recovery of SAVE Plan revenues	136,010	158,847
Deferred income taxes	363,297	363,297
Supplier refunds	1,802,357	2,484,992
Other deferred liabilities	164,377	160,930
Total current	6,913,419	3,168,066
Deferred Credits and Other Non-Current Liabilities:
Asset retirement obligations	10,329,950	10,204,079
Regulatory cost of retirement obligations	12,520,934	12,277,796
Regulatory liabilities:
Deferred income taxes	13,037,430	13,193,006
Other	30,118	30,118
Total non-current	35,918,432	35,704,999

Total regulatory liabilities	$42,831,851	$38,873,065

As of December 31, 2022 and September 30, 2022, the Company had regulatory assets in the amount of $6,300,543 and $7,785,357, respectively, on which the Company did not earn a return during the recovery period.

16.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued.  There were no items not otherwise disclosed which would have materially impacted the Company’s condensed consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, Resources may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, operational impacts and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2022 Annual Report on Form 10-K.  All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could” or “may” are intended to identify forward-looking statements.

Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.

RGC RESOURCES, INC. AND SUBSIDIARIES

The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2023. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the natural gas business.

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 62,900 residential, commercial and industrial customers in Roanoke, Virginia and surrounding localities through its Roanoke Gas subsidiary.  As a wholly-owned subsidiary of Resources, Midstream is a more than 1% investor in MVP and a less than 1% investor in Southgate.

As a result of prior rulings and actions by the Fourth Circuit vacating and remanding certain permits necessary for the completion of MVP, progress on completing the pipeline remains on hold as the LLC continues to pursue resolution of these items.  See the Equity Investment in Mountain Valley Pipeline section for more information.

The utility operations of Roanoke Gas are regulated by the SCC, which oversees the terms, conditions, and rates charged to customers for natural gas service, safety standards, extension of service and depreciation. Nearly all of the Company’s revenues are derived from the sale and delivery of natural gas to Roanoke Gas customers based on rates and fees authorized by the SCC. These rates are designed to provide the Company with the opportunity to recover its gas and non-gas expenses and to earn a reasonable rate of return on investment based on normal weather. These rates are determined based on the filing of a formal non-gas rate application with the SCC. Generally, investments related to extending service to new customers are recovered through the additional revenues generated by the non-gas base rates in place at that time. The investment in replacing and upgrading existing infrastructure, as well as recovering increases in non-gas expenses due to inflationary pressures, regulatory requirements or operation needs, are generally not recoverable until a formal rate application is filed to include the additional investment and higher costs, and new non-gas base rates are approved.  On December 5, 2022, primarily in response to increasing operating costs, Roanoke Gas filed for a non-gas base rate increase.  The new non-gas base rate increase included in its rate application became effective for gas usage beginning January 1, 2023.  These additional revenues are subject to refund pending audit, hearing and final order by the SCC later in 2023.  See the Regulatory section below for additional information.

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

The SAVE Rider provides the Company with a mechanism through which it recovers costs related to SAVE qualified infrastructure investments on a prospective basis, until a formal rate application is filed to incorporate these investments in non-gas base rates. The SAVE Plan and Rider were previously reset effective January 2019, when the recovery of all prior SAVE Plan investment was incorporated into the then current non-gas rates. Accordingly, SAVE Plan revenues increased by approximately $322,000 for the three month period ended December 31, 2022 compared to the same period last year, reflecting the Company's cumulative investment in qualified SAVE Plan infrastructure since 2019. With the implementation of the new non-gas base rates, the SAVE Plan and Rider reset effective January 1, 2023 as the total qualified SAVE Plan investment was incorporated into the rate base upon which the new non-gas base rates were determined.

RGC RESOURCES, INC. AND SUBSIDIARIES

The WNA mechanism reduces the volatility in earnings due to the variability in temperatures during the heating season. The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when weather is colder than normal. The WNA allows the Company to recover from its customers the lost margin (excluding gas costs) from the impact of weather that is warmer than normal and correspondingly requires the Company to refund the excess margin earned for weather that is colder than normal. The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day and thereby estimates the revenue adjustment based on weather variance from normal. Any billings or refunds related to the WNA are completed following each WNA year, which extends for the 12-month period from April to March.  For the three months ended December 31, 2022, the Company accrued refunds of approximately $187,000 for weather that was 3% colder than normal compared to approximately $1,244,000 in additional revenues for weather that was 22% warmer than normal for the corresponding period last year.

The Company also has an approved rate structure in place that mitigates the impact of the financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue by applying the ICC factor, based on the Company’s weighted-average cost of capital, including interest rates on short-term and long-term debt, and the Company’s authorized return on equity, to the average cost of natural gas inventory during the period. Total ICC revenues increased by approximately $194,000 for the three month period ended December 31, 2022, compared to the corresponding period last year, as much higher natural gas commodity prices more than doubled the average price of gas in storage.  Natural gas commodity futures prices have declined significantly, which should result in smaller increases in ICC revenues for the remainder of the current fiscal year compared to the corresponding periods in the prior year.

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

The Company's operating revenues are affected by the cost of natural gas, as reflected in the consolidated income statement under cost of gas - utility. The cost of natural gas, which includes commodity price, transportation, storage, injection and withdrawal fees with any increase or decrease offset by a correlating change in revenue through the PGA, is passed through to customers at cost. Accordingly, management believes that gross utility margin, a non-GAAP financial measure defined as utility revenues less cost of gas, is a more useful and relevant measure to analyze financial performance. The term gross utility margin is not intended to represent or replace operating income, the most comparable GAAP financial measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies. The following results of operations analyses will reference gross utility margin.

RGC RESOURCES, INC. AND SUBSIDIARIES

Three Months Ended December 31, 2022:

Net income decreased by $328,124 for the three months ended December 31, 2022, compared to the same period last year, as higher operating and interest expense more than offset increased SAVE and ICC revenues.

The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended December 31,		Increase/
	2022	2021	(Decrease)	Percentage
Operating Revenues
Gas Utility	$33,252,767	$23,231,655	$10,021,112	43%
Non Utility	29,568	31,425	(1,857)	(6)%
Total Operating Revenues	$33,282,335	$23,263,080	$10,019,255	43%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	2,433,239	1,910,730	522,509	27%
Transportation and Interruptible	875,301	777,441	97,860	13%
Total Delivered Volumes	3,308,540	2,688,171	620,369	23%
HDD	1,523	1,161	362	31%

Total operating revenues for the three months ended December 31, 2022, compared to the same period last year, increased by 43% due to sharply higher natural gas commodity prices, increased natural gas deliveries and higher SAVE and ICC revenues.  Natural gas commodity prices averaged more than $7.00 per dekatherm during the quarter compared to $3.80 per dekatherm for the corresponding quarter last year.  To keep pace with the rising commodity prices, the Company increased the PGA component of its rates during the quarter, resulting in higher revenues and customer bills.  Additionally, total heating degree days increased by 31% over the same period last year resulting in a 27% increase in the weather sensitive residential and commercial deliveries.  The Company continued to benefit from an increase in transportation and interruptible volumes due to a single, multi-fuel customer that has continued its higher natural gas utilization during the quarter.  Excluding this customer's usage from both periods, total transportation and interruptible volumes would have been nearly unchanged between periods.  SAVE Plan revenues continued their upward trend as Roanoke Gas continues to invest in qualified SAVE infrastructure projects.  ICC revenues increased due to higher commodity prices of gas in storage.  After accounting for the application of the WNA model for the effect of weather variation from normal, the WNA adjusted residential and commercial volumes would have only increased by approximately 1% compared to the WNA adjusted volumes for the same period last year.

	Three Months Ended December 31,
	2022	2021	Increase	Percentage
Gross Utility Margin
Gas Utility Revenues	$33,252,767	$23,231,655	$10,021,112	43%
Cost of Gas - Utility	20,804,153	11,316,405	9,487,748	84%
Gross Utility Margin	$12,448,614	$11,915,250	$533,364	4%

Gross utility margin increased from the same period last year primarily as a result of the aforementioned higher SAVE and ICC revenues.  Although total residential and commercial natural gas deliveries increased substantially over last year due to the colder weather, the WNA adjusted margin reflects only a small increase as the WNA mechanism normalized the impact of weather on the delivered volumes for both periods as reflected in the table below.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of and the change in gas utility margin are summarized below:

	Three Months Ended December 31,		Increase/
	2022	2021	(Decrease)
Customer Base Charge	$3,590,557	$3,636,677	$(46,120)
Carrying Cost	371,539	177,331	194,208
SAVE Plan	1,049,310	727,373	321,937
Volumetric	7,573,398	6,083,354	1,490,044
WNA	(186,647)	1,244,017	(1,430,664)
Other Revenues	50,457	46,498	3,959
Total	$12,448,614	$11,915,250	$533,364

Operations and maintenance expenses increased by $230,199, or 6%, over the same period last year primarily due to higher compensation costs, contracted services, bad debts and corporate insurance premiums, net of higher capitalized overheads. Compensation costs and contracted services increased by approximately $424,000 due to the effects of inflation on salary and contractor costs.  Bad debt expense increased by approximately $56,000 due to significantly higher customer billings.  Corporate insurance premiums related to property and liability insurance increased by nearly $38,000 due to insurance market conditions.  Total capitalized overheads increased by approximately $267,000 due to higher direct construction expenditures related to Roanoke Gas capital projects and timing of LNG production.

General taxes decreased by $14,159, or 2%, primarily due to lower property taxes associated with reductions in the assessed values of property reported by the SCC more than offsetting an increase in gross utility property.

Depreciation expense increased by $148,847, or 7%, on a comparable increase in utility property balances.

Equity in earnings of unconsolidated affiliate decreased by $70,895 due to the absence of construction activities during the quarter. See Equity Investment in Mountain Valley Pipeline section below for additional information.

Other income, net decreased by $247,833, or 77%, primarily due to an increase of approximately $377,000 in the non-service cost components of net periodic benefit costs arising from the effect of much higher interest rates on the actuarial expense calculation.  Roanoke Gas also recognized approximately $82,000 in AFUDC related to the RNG project during the current period.

Interest expense increased by $264,308, or 24%, as the weighted-average interest rate on total debt increased from 2.93% during the first quarter of fiscal 2022 to 3.78% during the first quarter of fiscal 2023, while total daily average debt outstanding declined by 3%.  The increase in the weighted average interest rate was associated with Roanoke Gas' variable rate line-of-credit and Midstream's credit facility.

Roanoke Gas' interest expense increased by $57,703 primarily due to the increase in the interest rate on the variable rate line-of-credit.

Midstream's interest expense increased by $206,605 due to rising interest rates on its credit facility.  Total average outstanding debt during the quarter declined by $4.1 million due to the equity infusion from Resources in March 2022, more than offsetting the ongoing funding of MVP and Southgate.

Income tax expense decreased by $88,850, or 8%, corresponding to a similar reduction in taxable income. The effective tax rate was 23.4% and 23.2% for the three month periods ended December 31, 2022 and 2021, respectively.  The effective tax rate is below the combined statutory state and federal rate due to the amortization of excess deferred taxes and R&D tax credits.

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

There have been no significant changes to the critical accounting policies as reflected in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022.

Asset Management

Roanoke Gas uses a third-party asset manager to oversee its pipeline transportation, storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the asset manager pays Roanoke Gas a monthly utilization fee. In accordance with an SCC order issued in 2018, a portion of the utilization fee is retained by the Company with the balance passed through to customers through reduced gas costs. The current asset management agreement ends on March 31, 2025.

Equity Investment in Mountain Valley Pipeline, LLC

In October 2017, FERC issued the CPCN for the MVP project. In the first quarter of 2018, the LLC received limited notice from FERC to proceed with certain construction activities and commenced construction.

Recent construction activity has been limited based on legal and regulatory challenges. Although certain permits and authorizations were received, the MVP project has been subject to repeated, significant delays and cost increases resulting from legal challenges and regulatory setbacks, particularly in respect to litigation in the Fourth Circuit, including, on January 25, 2022, the Fourth Circuit’s vacatur and remanding on specific issues of the LLC's authorizations related to the Jefferson National Forest (JNF) received from the Bureau of Land Management and the U.S. Forest Service and on February 3, 2022, the Fourth Circuit’s vacatur and remanding on specific issues of the Biological Opinion and Incidental Take Statement issued by the United States Department of the Interior's Fish and Wildlife Service for the MVP project.

RGC RESOURCES, INC. AND SUBSIDIARIES

Given ongoing litigation and regulatory matters, the LLC filed a request on June 24, 2022 with the FERC for an extension of time to complete the project for an additional four years (relative to a prior obtained extension) through October 13, 2026.  The request was granted on August 23, 2022.

The LLC has sought new authorizations relating to the JNF, a new Biological Opinion and Incidental Take Statement, and an Individual Permit from the Huntington, Pittsburgh and Norfolk Districts of the U.S. Army Corps of Engineers to effect approximately 300 water crossings utilizing open cut techniques. In April 2022, the MVP obtained the FERC’s authorization to amend the Certificate to utilize alternative trenchless construction methods to effect approximately 120 water crossings. In order to complete the project, in addition to the authorizations with respect to water crossings and other relevant regulatory matters, the LLC needs to continue to have available the orders previously issued by the FERC that are necessary to complete the MVP project and receive authorization from the FERC to complete construction work in the portion of the project route currently remaining subject to the FERC’s previous stop work order and in the JNF. The LLC is also participating in the defense of Section 401 water quality certification approvals received in December 2021 from each of the West Virginia Department of Environmental Protection (WVDEP) and the Virginia Department of Environmental Quality (VADEQ) (the State 401 Approvals), which are the subject of ongoing litigation in the Fourth Circuit and the LLC is awaiting rulings from the Fourth Circuit.

On October 25, 2022, oral argument was held in the Fourth Circuit relating to the State 401 Approvals, which oral argument was conducted by the same panel of Fourth Circuit judges as have appeared, and overruled permitting agencies, in numerous prior matters relating to the MVP.  The project operator perceives continued hostility to and risk posed by the Fourth Circuit panel to the LLC’s State 401 Approvals (based upon the oral arguments, particularly with respect to the WVDEP State 401 Approval) and more generally to those potential future authorizations and permits within the Fourth Circuit’s jurisdiction, including any new authorizations for the JNF and new Biological Opinion and Incidental Take Statement.

However, notwithstanding prior setbacks and ongoing risks, the LLC continues to engage in pursuing the requisite authorizations necessary under applicable law from the relevant agencies to complete the MVP project. The LLC understands that the agencies are working to issue such authorizations in the first half of calendar 2023 and to produce authorizations, for the third time in certain cases, that address points raised by the Fourth Circuit and exceed legal and regulatory standards for the issuance of such authorizations. The project operator previously indicated that the best path to complete the MVP project in accordance with the previously communicated targeted full in-service date during the second half of calendar 2023 and at a targeted total project cost of approximately $6.6 billion (excluding AFUDC) is for the United States Congress to expeditiously pass, and there to be enacted, federal energy infrastructure permitting reform legislation that specifically requires the completion of the MVP project, similar to MVP-specific aspects of legislation proposed in September 2022 by each of United States Senators Joseph Manchin and Shelley Moore Capito.  However, while as of the date of the filing of this Quarterly Report on Form 10-Q, the LLC is cognizant that attempts to enact such legislation have failed and that differences between and within the Republican and Democratic parties continue to exist as to the scope and terms of any such reform.  Such differences could impede the prospect of legislation being enacted in sufficient time for the LLC to complete construction in 2023.

RGC RESOURCES, INC. AND SUBSIDIARIES

Management conducted an assessment of its investment in the LLC in accordance with the provisions of ASC 323, Investments - Equity Method and Joint Ventures. This assessment included a third-party valuation.  As a result of its evaluations in fiscal 2022, management concluded that the investment in the LLC sustained other-than-temporary declines in fair value as of February 22, 2022 and as of September 30, 2022 and recorded pre-tax impairment losses of approximately $39.8 million and $15.3 million in its second and fourth quarter operating results, respectively. Management re-evaluated its investment as of December 31, 2022 and concluded that its investment was fairly stated and no additional impairment was required.  Management will continue monitoring the status of MVP for circumstances that may lead to future impairments, including further delays or denials of necessary permits and approvals. If necessary, the amount and timing of any further impairment would be dependent on the specific circumstances, including changes to probabilities of completion, and changes in the assumed future cash flows, and discount rate at the time of evaluation.

Midstream has utilized the $23 million of borrowing capacity under its non-revolving credit facility, which matures in December 2023.  Effective November 1, 2021, the borrowing capacity under this credit facility was reduced to $33 million as $8 million of the outstanding balance was re-financed through a separate unsecured promissory note.  Effective March 31, 2022, the borrowing capacity under the credit facility was further reduced to its current $23 million level as $10 million of the outstanding balance was paid.  See Note 7 for more information. Due to ongoing delays, additional financing will be required. Management is evaluating various options to secure the necessary capital, including discussions with Midstream's current lenders and additional equity capital.

If the legal and regulatory challenges, including any future challenges, are not resolved in a timely manner and/or restrictions are imposed that impact future construction, the cost of the MVP and Midstream's capital contributions may further increase.  See Investment in Mountain Valley Pipeline, LLC Risk Factor under Item 1A of the Company's Form 10-K for the year ended September 30, 2022.

Regulatory

On December 2, 2022, Roanoke Gas filed an application with the SCC seeking an increase in its base rates.  The Company is seeking an increase in base rate of $8.55 million, of which $4.05 million was being recovered through the SAVE Rider.  Since the Company is proposing to recover the costs associated with its SAVE plan through interim base rates effective January 1, 2023, the Company proposed discontinuing its SAVE Plan and Rider for the remainder of the current fiscal year.

On December 21, 2022, the SCC issued its Order for Notice and Hearing, which authorized the Company to put its proposed rates into effect, on an interim basis, on January 1, 2023, and set the matter for hearing. The Company expects final resolution of the rate case to occur in late calendar 2023 or early 2024.

In the final order from the last non-gas base rate increase, the SCC allowed Roanoke Gas to defer the related financing costs of two gate stations that would interconnect to MVP for possible future recovery. As a result, the Company began recognizing AFUDC during the second quarter of fiscal 2020 to capitalize both the equity and debt financing costs incurred during the construction phases. Beginning January 2021, Roanoke Gas temporarily ceased recording AFUDC on its related MVP interconnect construction projects until such time as construction activities resume.  The Company is seeking rate recovery of the MVP related assets in its base rate filing and, if approved, will permanently stop accruing AFUDC on these assets.

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company expects to file for a new SAVE Plan and SAVE Rider in the third quarter of fiscal 2023 for recovery of SAVE eligible investments beginning October 1, 2023.

On May 16, 2022, Roanoke Gas announced a cooperative agreement under which Roanoke Gas and the Western Virginia Water Authority will produce commercial quality RNG from biogas produced at the regional water pollution control plant.  In August 2022, Roanoke Gas filed an application with the SCC seeking approval of a rate adjustment clause under which the Company will recover the costs associated with constructing, owning, operating and maintaining the renewable natural gas facility.  The application was filed under Chapter 30 of Title 56 of the Code of Virginia. Chapter 30 allows the Company to accrue AFUDC on the RNG project.  In connection with the RNG project, Roanoke Gas began accruing AFUDC in fiscal 2022 associated with construction of the facility. As of December 31, 2022, the Company has recognized approximately of $179,000 in AFUDC since inception of the RNG project.  The Company received a final order from the Commission on January 23, 2023 approving the Company’s application.  The Company expects to start commissioning the RNG facility in the third quarter of fiscal 2023 and cease recording AFUDC on the project.

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

On July 19, 2022, the SCC approved the application and on August 4, 2022, the housing authority transferred the assets from two apartment complexes to Roanoke Gas. Roanoke Gas recorded these assets and recognized a pre-tax gain of approximately $219,000 during the Company’s fourth quarter of fiscal 2022. The housing authority expects to complete the upgrade and subsequent asset transfer at one more apartment complex in fiscal 2023.  The authority is awaiting future funding to complete the two remaining apartment complexes.  The timing of funding and the completion of the asset renewals for these two complexes is unknown at this time.

In November 2021, Roanoke Gas received $859,000 in ARPA funds and applied the full amount to customer arrearages in December 2021.

Capital Resources and Liquidity

Due to the capital intensive nature of the utility business, as well as the impact of weather variability, the Company’s primary capital needs are the funding of its capital projects, investment in the LLC, the seasonal funding of its natural gas inventories and accounts receivables and the payment of dividends. To meet these needs, the Company anticipates funding these items through its operating cash flows, credit availability under short-term and long-term debt agreements and proceeds from the sale of its common stock.

Cash and cash equivalents decreased by $1,664,722 for the three-month period ended December 31, 2022 compared to an increase of $233,557 for the three-month period ended December 31, 2021. The following table summarizes the sources and uses of cash:

	Three Months Ended December 31,
Cash Flow Summary	2022	2021
Net cash used in operating activities	$(2,424,401)	$(3,544,766)
Net cash used in investing activities	(8,348,589)	(7,832,913)
Net cash provided by financing activities	9,108,268	11,611,236
Increase (decrease) in cash and cash equivalents	$(1,664,722)	$233,557

Cash Flows Used in Operating Activities:

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

Cash flows from operating activities for the three months ended December 31, 2022 increased by $1,120,365 compared to the same period last year. The table below summarizes the significant components of operating cash flows:

RGC RESOURCES, INC. AND SUBSIDIARIES

	Three Months Ended December 31,		Increase/
Cash Flow From Operating Activities:	2022	2021	(Decrease)
Net income (loss)	$3,256,405	$3,584,529	$(328,124)
Non-cash adjustments:
Depreciation	2,477,084	2,329,409	147,675
Equity in earnings	(1,232)	(72,127)	70,895
AFUDC	(103,771)	—	(103,771)
Changes in working capital and regulatory assets and liabilities:
Accounts receivable	(15,967,191)	(7,105,030)	(8,862,161)
Over-recovery of gas cost	5,763,958	823,059	4,940,899
Accounts payable	3,220,632	(1,320,430)	4,541,062
WNA	186,648	(1,244,017)	1,430,665
Supplier refunds	(682,636)	388,786	(1,071,422)
Other	(574,298)	(928,945)	354,647
Net cash used in operating activities	$(2,424,401)	$(3,544,766)	$1,120,365

A combination of significantly higher natural gas commodity prices combined with colder weather compared to the same period last year resulted in much higher accounts receivable and accounts payable balances.  Due to the higher commodity prices, the Company adjusted the PGA factor included in its billing rates to keep pace with these higher commodity prices.  However, December commodity prices experienced a significant decline even in consideration of the colder weather, which resulted in a significant over-recovery of gas costs during the month.  The PGA rate was subsequently reduced in January 2023 to reflect the lower natural gas prices.  Likewise, the colder weather resulted in a significant change in the WNA balances as the prior year fiscal quarter reflected an increase in WNA receivable due to the weather being 22% warmer than normal, while the current fiscal quarter reflected a reduction in the WNA receivable related to weather that was 3% colder than normal.  The current quarter also included the refunding of approximately $683,000 in supplier refunds balances compared to the same period last year, which included the receipt from suppliers of approximately $414,000 of said refunds.

Cash Flows Used in Investing Activities:

Investing activities primarily consist of expenditures related to investment in Roanoke Gas' utility property, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and gas distribution system facilities and expansion of its natural gas system to meet the demands of customer growth, as well as Midstream's continued investment in the LLC. The Company continued its focus on SAVE infrastructure replacement projects, including the replacement of pre-1973 first generation plastic pipe and extending the natural gas distribution system to unserved developments within its existing service territory. Roanoke Gas' total capital expenditures for the three-months ended December 31, 2022 were approximately $7.5 million compared to $5.7 million during the same period last year. Capital expenditures for fiscal 2023 are expected to be in the $20 million range. Midstream's investment in the LLC declined by approximately $1.3 million as no active construction activities occurred during the current fiscal year.  The Company will continue its funding of the LLC for the purposes of maintenance and monitoring until such time as construction activities resume and the pipeline is placed in service.

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash Flows Provided by Financing Activities:

Financing activities generally consist of borrowings and repayments under credit agreements, issuance of stock and the payment of dividends. Net cash flows provided by financing activities were $9.1 million for the three months ended December 31, 2022, compared to $11.6 million for the same period last year. The reduction in financing cash flows is primarily attributable to Roanoke Gas' issuance of $15 million in unsecured notes, net of the retirement of $7 million in matured notes during the first quarter of fiscal 2022.  Roanoke Gas also increased net borrowing under its line-of-credit by $7.4 million during the current fiscal quarter to provide additional working capital needs and provide bridge financing for its construction activities.  Additionally, Resources issued a total of 31,245 shares of common stock during the quarter, including 17,199 shares through the ATM program in which Resources received $377,000, net of fees.

Notes 7 and 8 provide details on the Company's line-of-credit and outstanding debt.

The rise in interest rates will continue to result in higher interest expense associated with the Company's variable rate debt or the issuance of any new debt in the future.

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

Based on the LLC's projected cash requirements for MVP, which includes MVP construction resuming in 2023, Midstream will need between $15 million and $18 million in additional capital over the next 12 to 24 months.  Various debt and equity options are being evaluated.

As of December 31, 2022, Resources' long-term capitalization ratio was 41% equity and 59% debt.

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

Through December 31, 2022, the Company has evaluated, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls. There were no control changes during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

No material proceedings.

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Resources' Annual Report on Form 10-K for the year ended September 30, 2022.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Number	Description
10.1	Third Amendment to Private Shelf Agreement dated as of December 6, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 7, 2022)
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RGC Resources, Inc.

Date: February 8, 2023	By:	/s/ Jason A. Field
Jason A. Field
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)