Form 10-Q
period 2023-03-31
RGC RESOURCES INC
filed 2023-05-05
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2023
Common Stock, $5 Par Value	9,924,848

INDEX

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

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

S&P 500 Index	Standard & Poor’s 500 Stock Index

WNA	Weather Normalization Adjustment, an ARP mechanism which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average

Some of the terms above may not be included in this filing

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	September 30,
	Unaudited	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,625,973	$4,898,914
Accounts receivable (less allowance for credit losses of $777,900, and $371,271, respectively)	10,102,087	5,353,270
Materials and supplies	1,451,225	1,228,554
Gas in storage	4,878,861	16,916,651
Prepaid income taxes	3,121,921	3,087,755
Regulatory assets	3,149,676	1,877,468
Interest rate swaps	1,177,044	1,218,211
Other	1,853,248	967,496
Total current assets	32,360,035	35,548,319
UTILITY PROPERTY:
In service	298,450,074	290,940,683
Accumulated depreciation and amortization	(83,290,810)	(80,242,946)
In service, net	215,159,264	210,697,737
Construction work in progress	24,126,598	19,163,337
Utility property, net	239,285,862	229,861,074
OTHER NON-CURRENT ASSETS:
Regulatory assets	5,357,937	5,446,547
Investment in unconsolidated affiliates	15,097,075	13,773,075
Benefit plan assets	496,321	749,341
Deferred income taxes	902,502	1,057,079
Interest rate swaps	2,694,335	3,580,256
Other	258,155	293,552
Total other non-current assets	24,806,325	24,899,850
TOTAL ASSETS	$296,452,222	$290,309,243

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	September 30,
	Unaudited	2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$25,100,000	$1,300,000
Dividends payable	1,960,156	1,915,317
Accounts payable	7,177,658	8,600,919
Capital contributions payable	625,070	804,506
Customer credit balances	743,376	1,400,770
Income taxes payable	18,214	—
Customer deposits	1,580,082	1,457,610
Accrued expenses	3,037,203	3,668,122
Regulatory liabilities	3,390,704	3,168,066
Total current liabilities	43,632,463	22,315,310
LONG-TERM DEBT:
Notes payable	113,025,000	135,971,200
Less unamortized debt issuance costs	(262,955)	(275,911)
Long-term debt, net	112,762,045	135,695,289
DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
Asset retirement obligations	10,468,057	10,204,079
Regulatory cost of retirement obligations	12,649,167	12,277,796
Benefit plan liabilities	443,522	337,535
Deferred income taxes	3,241,859	3,165,454
Regulatory liabilities	12,976,701	13,223,124
Total deferred credits and other non-current liabilities	39,779,306	39,207,988
STOCKHOLDERS’ EQUITY:
Common stock, $5 par; authorized 20,000,000 shares; issued and outstanding 9,923,347 and 9,820,535 shares, respectively	49,616,735	49,102,675
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	43,131,578	41,479,459
Retained earnings	6,224,924	544,158
Accumulated other comprehensive income	1,305,171	1,964,364
Total stockholders’ equity	100,278,408	93,090,656
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$296,452,222	$290,309,243

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
OPERATING REVENUES:
Gas utility	$38,000,977	$29,499,219	$71,253,744	$52,730,874
Non utility	28,680	30,464	58,248	61,889
Total operating revenues	38,029,657	29,529,683	71,311,992	52,792,763
OPERATING EXPENSES:
Cost of gas - utility	21,285,057	14,923,575	42,089,210	26,239,980
Cost of sales - non utility	4,680	4,756	9,273	8,791
Operations and maintenance	4,090,728	4,242,007	8,011,241	7,932,321
General taxes	638,229	647,253	1,227,279	1,250,462
Depreciation and amortization	2,419,541	2,268,704	4,839,082	4,539,398
Total operating expenses	28,438,235	22,086,295	56,176,085	39,970,952
OPERATING INCOME	9,591,422	7,443,388	15,135,907	12,821,811
Equity in earnings (loss) of unconsolidated affiliate	2,867	(445)	4,099	71,682
Impairment of unconsolidated affiliates	—	(39,822,213)	—	(39,822,213)
Other income, net	121,824	344,510	196,430	666,949
Interest expense	1,395,862	1,103,844	2,765,026	2,208,700
INCOME (LOSS) BEFORE INCOME TAXES	8,320,251	(33,138,604)	12,571,410	(28,470,471)
INCOME TAX EXPENSE (BENEFIT)	1,978,365	(8,644,175)	2,973,119	(7,560,571)
NET INCOME (LOSS)	$6,341,886	$(24,494,429)	$9,598,291	$(20,909,900)
BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.64	$(2.89)	$0.97	$(2.48)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.64	$(2.89)	$0.97	$(2.48)
DIVIDENDS DECLARED PER COMMON SHARE	$0.1975	$0.1950	$0.3950	$0.3900

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
NET INCOME (LOSS)	$6,341,886	$(24,494,429)	$9,598,291	$(20,909,900)
Other comprehensive income (loss), net of tax:
Interest rate swaps	(505,157)	1,535,499	(688,455)	1,897,773
Defined benefit plans	14,631	(11,191)	29,262	(22,382)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(490,526)	1,524,308	(659,193)	1,875,391
COMPREHENSIVE INCOME (LOSS)	$5,851,360	$(22,970,121)	$8,939,098	$(19,034,509)

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

UNAUDITED

	Six Months Ended March 31, 2023
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2022	$49,102,675	$41,479,459	$544,158	$1,964,364	$93,090,656
Net Income	—	—	3,256,405	—	3,256,405
Other comprehensive loss	—	—	—	(168,667)	(168,667)
Cash dividends declared ($0.1975 per share)	—	—	(1,957,369)	—	(1,957,369)
Issuance of common stock (31,245 shares)	156,225	512,757	—	—	668,982
Balance - December 31, 2022	$49,258,900	$41,992,216	$1,843,194	$1,795,697	$94,890,007
Net Income	—	—	6,341,886	—	6,341,886
Other comprehensive loss	—	—	—	(490,526)	(490,526)
Cash dividends declared ($0.1975 per share)	—	—	(1,960,156)	—	(1,960,156)
Issuance of common stock (71,567 shares)	357,835	1,139,362	—	—	1,497,197
Balance - March 31, 2023	$49,616,735	$43,131,578	$6,224,924	$1,305,171	$100,278,408

	Six Months Ended March 31, 2022
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2021	$41,875,460	$19,705,387	$39,656,296	$(1,535,434)	$99,701,709
Net Income	—	—	3,584,529	—	3,584,529
Other comprehensive income	—	—	—	351,083	351,083
Cash dividends declared ($0.195 per share)	—	—	(1,642,324)	—	(1,642,324)
Issuance of common stock (13,914 shares)	69,570	230,278	—	—	299,848
Balance - December 31, 2021	$41,945,030	$19,935,665	$41,598,501	$(1,184,351)	$102,294,845
Net Loss	—	—	(24,494,429)	—	(24,494,429)
Other comprehensive income	—	—	—	1,524,308	1,524,308
Cash dividends declared ($0.195 per share)	—	—	(1,909,717)	—	(1,909,717)
Issuance of common stock (1,400,889 shares)	7,004,445	21,043,277	—	—	28,047,722
Balance - March 31, 2022	$48,949,475	$40,978,942	$15,194,355	$339,957	$105,462,729

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,598,291	$(20,909,900)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,954,167	4,656,829
Cost of retirement of utility property, net	(421,677)	(298,580)
Stock option grants	21,560	5,550
Equity in earnings of unconsolidated affiliate	(4,099)	(71,682)
Impairment of unconsolidated affiliates	—	39,822,213
Allowance for funds used during construction	(198,308)	—
Changes in assets and liabilities which provided (used) cash, exclusive of changes and noncash transactions shown separately	3,015,408	(10,211,524)
Net cash provided by operating activities	16,965,342	12,992,906
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for utility property	(12,851,877)	(10,758,703)
Investment in unconsolidated affiliates	(1,499,337)	(3,572,011)
Proceeds from disposal of utility property	1,075	51,834
Net cash used in investing activities	(14,350,139)	(14,278,880)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	1,103,800	26,720,000
Repayments of notes payable	(250,002)	(25,000,000)
Borrowings under line-of-credit	25,159,450	34,423,129
Repayments under line-of-credit	(25,159,450)	(52,052,026)
Debt issuance expenses	(13,875)	(39,732)
Proceeds from issuance of stock	2,144,619	28,342,019
Cash dividends paid	(3,872,686)	(3,193,743)
Net cash provided by (used in) financing activities	(888,144)	9,199,647
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,727,059	7,913,673
BEGINNING CASH AND CASH EQUIVALENTS	4,898,914	1,518,317
ENDING CASH AND CASH EQUIVALENTS	$6,625,973	$9,431,990

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present Resources' financial position as of March 31, 2023, cash flows for the six months ended March 31, 2023 and 2022, and the results of its operations, comprehensive income, and changes in stockholders' equity for the three and six months ended March 31, 2023 and 2022. The results of operations for the three and six months ended March 31, 2023 are not indicative of the results to be expected for the fiscal year ending September 30, 2023 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

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

In March 2022, the Company issued 1,350,000 shares of common stock in an equity offering resulting in net proceeds of nearly $27,000,000.  The Company issued the common stock to strengthen its balance sheet by increasing its cash position and lowering its outstanding debt.  The net proceeds were invested in Roanoke Gas to supplement the funding of its infrastructure improvement and replacement program and in Midstream to reduce its outstanding debt.  An additional 95,443 shares of common stock were issued during fiscal 2022 related to the DRIP, Restricted Stock, stock option exercises and ATM activity.

During fiscal 2023, 102,812 shares of common stock have been issued through March 31, 2023 related to the DRIP, Restricted Stock, stock option exercises and ATM activity.

3.	Revenue

The Company assesses new contracts and identifies related performance obligations for promises to transfer distinct goods or services to the customer.  Revenue is recognized when performance obligations have been satisfied.  In the case of Roanoke Gas, the Company contracts with its customers for the sale and/or delivery of natural gas.

The following tables summarize revenue by customer, product and income statement classification:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$21,376,436	$—	$21,376,436	$18,104,512	$—	$18,104,512
Commercial	12,025,056	—	12,025,056	9,487,312	—	9,487,312
Industrial and Transportation	1,565,170	—	1,565,170	1,352,161	—	1,352,161
Other	262,923	28,680	291,603	138,035	30,464	168,499
Total contracts with customers	35,229,585	28,680	35,258,265	29,082,020	30,464	29,112,484
Alternative Revenue Programs	2,771,392	—	2,771,392	417,199	—	417,199
Total operating revenues	$38,000,977	$28,680	$38,029,657	$29,499,219	$30,464	$29,529,683

	Six Months Ended March 31, 2023			Six Months Ended March 31, 2022
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$40,742,276	$—	$40,742,276	$31,317,001	$—	$31,317,001
Commercial	24,044,169	—	24,044,169	16,873,030	—	16,873,030
Industrial and Transportation	3,153,238	—	3,153,238	2,665,252	—	2,665,252
Other	684,918	58,248	743,166	361,863	61,889	423,752
Total contracts with customers	68,624,601	58,248	68,682,849	51,217,146	61,889	51,279,035
Alternative Revenue Programs	2,629,143	—	2,629,143	1,513,728	—	1,513,728
Total operating revenues	$71,253,744	$58,248	$71,311,992	$52,730,874	$61,889	$52,792,763

RGC RESOURCES, INC. AND SUBSIDIARIES

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

Alternative Revenue Program revenues

ARPs, which fall outside the scope of ASC 606, are SCC approved mechanisms that allow for the adjustment of revenues for certain broad, external factors, or for additional billings if the entity achieves certain performance targets. The Company's ARPs include its WNA, which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average; the SAVE Plan over/under collection mechanism, which adjusts revenues for the differences between SAVE Plan revenues billed to customers and the revenue earned, as calculated based on the timing and extent of infrastructure replacement completed during the period; and the RNG over/under collection mechanism, which adjusts revenues similar to the SAVE Plan, but is calculated based on the timing and costs associated with owning, operating and maintaining the RNG facility. These amounts are ultimately collected from, or returned to, customers through future rate changes as approved by the SCC.

Customer accounts receivable and liabilities

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable(1)	Unbilled revenue(1)	Customer credit balances	Customer deposits
Balance at September 30, 2022	$3,697,431	$1,585,062	$1,400,770	$1,457,610
Balance at March 31, 2023	7,166,424	2,862,955	743,376	1,580,082
Increase (decrease)	$3,468,993	$1,277,893	$(657,394)	$122,472

(1) Included in accounts receivable in the condensed consolidated balance sheet. Amounts shown net of reserve for credit losses.

The Company had no significant contract assets or liabilities during the period. Furthermore, the Company did not incur any significant costs to obtain contracts.

RGC RESOURCES, INC. AND SUBSIDIARIES

4.	Income Taxes

The effective tax rates for the three and six month periods ended March 31, 2023 reflected in the table below are less than the corresponding periods in fiscal 2022 and the combined federal and state statutory rate of 25.74% due to additional tax deductions from the amortization of excess deferred taxes and amortization of R&D tax credits deferred as a regulatory liability.

Excluding the effect of the Midstream impairment, the effective tax rate for the three and six month periods ended March 31, 2022 would have been 24.0% and 23.7%, respectively, reflecting the impact of additional tax deductions from the amortization of R&D tax credits deferred as a regulatory liability and the exercise of stock options. The recognition of the impairment resulted in a net loss position for both periods in fiscal 2022, thereby generating a higher effective tax rate as compared to the effective tax rate for the corresponding periods in fiscal 2023.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Effective tax rate	23.8%	26.1%	23.6%	26.6%
Effective tax rate - LLC impairment	—	25.7%	—	25.7%
Effective tax rate excluding LLC impairment	23.8%	24.0%	23.6%	23.7%

The Company files a consolidated federal income tax return and state income tax returns in Virginia and West Virginia, and thus subject to examinations by federal and state tax authorities.  The IRS is currently examining the Company's 2018 and 2019 federal tax returns. The Company does not have any indication at this time of the outcome. The Company believes its income tax assets and liabilities are fairly stated as of  March 31, 2023 and 2022; however, these assets and liabilities could be adjusted as a result of this examination.  With the amendment of the federal returns for fiscal 2017, 2018 and 2019, these years will remain open for IRS examination for two more years. Aside from these exceptions, the federal returns and the state returns for Virginia for the tax years ended prior to  September 30, 2017 are no longer subject to examination.  The state returns for West Virginia prior to  September 30, 2019 are no longer subject to examination.

5.	Rates and Regulatory Matters

The SCC exercises regulatory authority over the natural gas operations of Roanoke Gas. Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service, safety standards, service extension and depreciation.

On December 2, 2022, Roanoke Gas filed an application with the SCC seeking an $8.55 million annual increase in non-gas base rates, of which $4.05 million was being recovered through the Company’s SAVE Rider.  Since the Company is seeking recovery of the costs associated with its SAVE plan through its proposed base rates, the Company proposed discontinuing its SAVE Plan and SAVE Rider for the remainder of the current fiscal year, effective January 1, 2023.

On December 21, 2022, the SCC issued its Order for Notice and Hearing which authorized the Company to put the proposed rates into effect on January 1, 2023, on an interim basis.  The SCC also established a procedural schedule and set the matter for hearing. The Company expects final resolution of the rate case to occur in late calendar 2023 or early 2024.

The Company has recorded a provision for refund, including interest, associated with customer billings under the new non-gas rates.  As the SCC audit is still in progress, the Company based its estimate for refund in part based on the history of final awards in previous rate filings, as well as other factors.  The amount of the accrued refund is an estimate, and the final order could result in a rate award that is either more or less than the amount currently reflected in the financial statements.  Management will refine its estimates as more information becomes available.

The Company filed an application with the SCC for a new five-year SAVE Plan and Rider on March 31, 2023 for recovery of costs associated with SAVE eligible investments, beginning October 1, 2023.  The application seeks recovery of costs associated with an estimated $8.5 million in SAVE eligible investment in fiscal 2024 and an estimated cumulative investment of $49.5 million over the five-year SAVE Plan ending September 30, 2028.

RGC RESOURCES, INC. AND SUBSIDIARIES

On May 16, 2022, Roanoke Gas announced a cooperative agreement under which Roanoke Gas and the Western Virginia Water Authority will produce commercial quality RNG from biogas produced at the regional water pollution control plant.  In August 2022, Roanoke Gas filed an application with the SCC seeking approval of a rate adjustment clause under which the Company will recover the costs associated with constructing, owning, operating and maintaining the renewable natural gas facility.  The application was filed under Chapter 30 of Title 56 of the Code of Virginia.  Chapter 30 allows the Company to accrue AFUDC on the RNG project.  In connection with the RNG project, Roanoke Gas began accruing AFUDC in fiscal 2022 associated with construction of the facility.  As of March 31, 2023, the Company has recognized approximately $273,000 of AFUDC revenue since inception of the RNG project.  The Company received a final order from the SCC on January 23, 2023 approving the Company’s application. The RNG project became operational in March 2023.  The Company began billing customers the RNG rate adjustment on March 1, 2023, at which time the Company ceased recording AFUDC.

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

6.	Other Investments

As of the date of the filing of this Quarterly Report on Form 10-Q, Midstream is an approximately 1% equity investment owner of the LLC constructing the MVP, a 303 mile natural gas inter-state pipeline that is designed to extend from northern West Virginia to southern Virginia.  Since inception, the MVP has encountered various legal and regulatory issues that have delayed the completion of the project.  While under construction, AFUDC has provided the majority of the income recognized by Midstream.  However, due to limited growth construction activities, AFUDC accruals have been suspended by the LLC since November 2021. AFUDC accruals will resume when growth construction activities restart.

Roanoke Gas will continue to suspend accruing AFUDC on its two gate stations that will interconnect with the MVP until such time as construction activities resume on the respective gate stations.

Midstream is a less than 1% investor in Southgate, which is being accounted for under the cost method.

On May 4, 2023, Midstream agreed with the LLC’s managing partner and primary interest owner to make Midstream’s future capital contributions to the LLC up to the point of project in-service or cancellation, as a result of which Midstream's ownership interest percentage in the LLC as it relates to the MVP project will be proportionately adjusted.

In the second quarter of fiscal 2022, Midstream incurred an other-than-temporary decline in the fair value of its equity investment in the LLC, primarily due to unfavorable decisions by the Fourth Circuit that vacated and remanded key authorizations, which required a pre-tax impairment charge of approximately $39.8 million.  During the fourth quarter of fiscal 2022, Midstream incurred an additional other-than-temporary decline in value in its equity investment in the LLC due to increased uncertainty in the permitting process for the MVP project as a result of legal developments and regulatory uncertainties, as well as macroeconomic pressures primarily due to increased interest rates impacting the discount rate. As a result of the impairment, the carrying value of Midstream’s equity investment in the LLC was further reduced by $15.3 million pre-tax.

RGC RESOURCES, INC. AND SUBSIDIARIES

Midstream estimated the fair value of its investment in the LLC, with the assistance of a valuation specialist, using an income-based approach that primarily considered probability-weighted scenarios of discounted future cash flows based on the estimated project costs at completion and projected revenues. These scenarios reflected assumptions and judgments regarding the ultimate outcome of further matters relating to, or resulting from the Fourth Circuit rulings, as well as various other ongoing legal and regulatory matters affecting MVP and Southgate. Such assumptions and judgments also included certain additional potential delays and related cost increases that could result from unfavorable decisions on these proceedings and matters. Midstream’s analysis considered probability weighted growth expectations from additional compression expansion opportunities, how ongoing or new legal and regulatory matters may further delay the completion and increase the total costs of the project and the potential of MVP and Southgate cancellation.

Midstream reassesses the value of its investment in the LLC on at least a quarterly basis. With the assistance of a valuation specialist, Midstream conducted the quarterly evaluation of its investment in the LLC as of March 31, 2023 and determined that its investment was fairly stated and no further impairment was required.  The fair value of the investment in the LLC was determined under a Level 3 measurement considering the significant assumptions and judgments required in estimating the fair value of the Company's investment in the LLC.

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

Funding for Midstream's investments in the LLC for both MVP and Southgate has been provided through two variable rate unsecured promissory notes, under a non-revolving credit agreement maturing in December 2023, and three additional notes as detailed in Note 9, as well as by equity contributions from Resources.

The Company will participate in the earnings generated from the transportation of natural gas through both pipelines proportionate to its level of investment once the pipelines are placed in service.

Investment balances of MVP and Southgate, as of March 31, 2023, are reflected in the table below:

Balance Sheet location:	March 31, 2023	September 30, 2022
Other Assets:
MVP	$15,008,995	$13,689,370
Southgate	88,080	83,705
Investment in unconsolidated affiliates	$15,097,075	$13,773,075

Current Liabilities:
MVP	$624,580	$804,404
Southgate	490	102
Capital contributions payable	$625,070	$804,506

	Three Months Ended		Six Months Ended
Income Statement location:	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Equity in earnings (loss) of unconsolidated affiliate	$2,867	$(445)	$4,099	$71,682

	March 31, 2023	September 30, 2022
Undistributed earnings, net of income taxes, of MVP in retained earnings, excluding impairment	$8,138,526	$8,135,482

The undistributed earnings does not include the impairment of the investment in the LLC.

RGC RESOURCES, INC. AND SUBSIDIARIES

The change in the investment in unconsolidated affiliates is provided below:

	Six Months Ended
	March 31, 2023	March 31, 2022
Cash investment	$1,499,337	$3,572,011
Change in accrued capital calls	(179,436)	(1,367,548)
Pre-tax impairment	—	(39,822,213)
Equity in earnings of unconsolidated affiliate	4,099	71,682
Change in investment in unconsolidated affiliates	$1,324,000	$(37,546,068)

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included.

	Income Statements
	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
AFUDC	$—	$—	$—	$6,883,069
Other income (expense), net	259,240	9,245	419,712	(35,818)
Net income	$259,240	$9,245	$419,712	$6,847,251

	Balance Sheets
	March 31, 2023	September 30, 2022
Assets:
Current assets	$64,263,722	$76,474,981
Construction work in progress	6,792,163,524	6,667,146,408
Other assets	9,392,970	8,021,877
Total assets	$6,865,820,216	$6,751,643,266

Liabilities and Equity:
Current liabilities	$115,481,349	$115,061,723
Capital	6,750,338,867	6,636,581,543
Total liabilities and equity	$6,865,820,216	$6,751,643,266

7.	Derivatives and Hedging

The Company’s hedging and derivative policy allows management to enter into derivatives for the purpose of managing the commodity and financial market risks of its business operations, including the price of natural gas and the cost of borrowed funds. This policy specifically prohibits the use of derivatives for speculative purposes.

The Company has five interest rate swaps associated with its variable rate debt as of March 31, 2023. Roanoke Gas has two variable-rate term notes in the amounts of $15 million and $10 million, with corresponding swap agreements to convert the variable interest rates into fixed rates of 2.00% and 2.49%, respectively. Under the provisions of the $10 million note, Roanoke Gas received $5 million on April 1, 2022 and the remaining $5 million on September 30, 2022. Midstream has three swap agreements corresponding to the $14 million, $10 million, and $8 million variable rate term notes. The swap agreements convert these three notes into fixed rate instruments with effective interest rates of 3.24%, 3.14%, and 2.443%, respectively.  The swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income. No portion of the swaps were deemed ineffective during the periods presented.

On April 3, 2023, Roanoke Gas amended and restated its $10 million interest rate swap initially entered into on September 24, 2021.  The amendment revised the interest rate swap's floating rate from LIBOR plus 100 basis points to Term SOFR plus 100 basis points, effective April 1, 2023, to align with the variable interest rate on the $10 million Term Note dated September 24, 2021, and subsequently amended and restated on March 24, 2023.  All other terms and requirements of the original interest rate swap, including the fixed rate of 2.49%, were retained.  See Note 9 for additional information.

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

On March 31, 2022, Roanoke Gas entered into an unsecured line-of-credit agreement replacing the line-of-credit agreement dated March 25, 2021. The agreement provided for a variable interest rate based upon Daily Simple SOFR plus 110 basis points and multiple tier borrowing limits to accommodate seasonal borrowing demands. The Company's total available borrowing limits during the term of the line-of-credit agreement ranged from $21 million to $33 million.  In connection with the line-of-credit, the Company also entered into the Seventh Amendment to Credit Agreement as of March 31, 2022, which amended the original Credit Agreement dated March 31, 2016 and all subsequent amendments.  The Amendment aligned the termination date, maximum principal amount available under the line-of-credit, amended certain financial conditions required of Resources, and retained all other terms and requirements of prior credit agreements.  The line-of-credit agreement expired on March 31, 2023.

On March 24, 2023, Roanoke Gas entered into an unsecured Revolving Note in the principal amount of $25 million.  The Revolving Note replaces the unsecured line-of-credit agreement dated March 31, 2022 and will mature on March 31, 2024.  The Revolving Note's variable interest is based upon Term SOFR plus 110 basis points and multiple tier borrowing limits to accommodate seasonal borrowing demands.  The Company's total borrowing limits during the term of the Revolving Note range from $4 million to $25 million.  As of March 31, 2023, the Company had no outstanding balance under the Revolving Note.

9.	Long-Term Debt

On March 24, 2023, Roanoke Gas amended and restated the $10 million Term Note originally entered into on September 24, 2021.  The amendment revised the original Term Note's interest rate from LIBOR plus 100 basis points to Term SOFR plus 100 basis points.  All other terms and requirements of the original Term Note were retained.  The effective date of the Amended Term Note was  April 1, 2023.  In addition, on April 3, 2023, the interest rate swap was amended to align with the Amended Term Note and retained the fixed interest rate of 2.49%.  In connection with the Revolving Note and Amended Term Note, Roanoke Gas also amended and restated the Loan Agreement dated September 24, 2021.  The amendment provides for borrowing limits on the Revolving Note and amends certain financial conditions required of Roanoke Gas and Resources.  All other terms and requirements of the original Loan Agreement were retained.  See Note 7 for additional information regarding the interest rate swap and Note 8 for additional information regarding the Revolving Note.

On November 1, 2021, Midstream entered into an unsecured promissory note in the principal amount of $8 million with an interest rate based on 30-day LIBOR plus 115 basis points maturing January 1, 2028. Related to this note, Midstream also entered into an interest rate swap agreement that effectively converted the variable rate note into a fixed rate instrument with an effective annual interest rate of 2.443%. The loan converted into an installment loan with principal pay-down beginning on April 1, 2023. In addition, this note reduced the borrowing capacity defined by the Third Amendment to Credit Agreement and related Promissory Notes. The total borrowing capacity declined from $41 million to $33 million effective with the new promissory note.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Long-term debt consists of the following:

	March 31, 2023		September 30, 2022
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior notes payable, at 4.26%, due September 18, 2034	$30,500,000	$111,022	$30,500,000	$115,849
Unsecured term notes payable, at 3.58%, due October 2, 2027	8,000,000	21,672	8,000,000	24,080
Unsecured term notes payable, at 4.41%, due March 28, 2031	10,000,000	25,061	10,000,000	26,627
Unsecured term notes payable, at 3.60%, due December 6, 2029	10,000,000	23,778	10,000,000	25,539
Unsecured term note payable, at 30-day SOFR plus 1.20%, due August 20, 2026	15,000,000	—	15,000,000	—
Unsecured term note payable, at Term SOFR plus 1.00%, due October 1, 2028	10,000,000	40,160	10,000,000	28,674
Midstream:
Unsecured term notes payable, at TERM SOFR plus 1.50%, due December 31, 2023	23,000,000	9,344	21,896,200	18,553
Unsecured term note payable, at 30-day LIBOR plus 1.15%, due June 12, 2026	14,000,000	7,825	14,000,000	9,029
Unsecured term note payable, at 30-day LIBOR plus 1.20%, due June 1, 2024	9,625,000	2,750	9,875,000	3,929
Unsecured term note payable, at 30-day LIBOR plus 1.15%, due January 1, 2028	8,000,000	21,343	8,000,000	23,631
Total long-term debt	138,125,000	262,955	137,271,200	275,911
Less: current maturities of long-term debt	(25,100,000)	—	(1,300,000)	—
Total long-term debt, net current maturities	$113,025,000	$262,955	$135,971,200	$275,911

All debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization and priority indebtedness to not exceed 15% of consolidated total assets.  The $15 million and $10 million notes have an interest coverage ratio requirement of 1.5, which excludes the effect of a non-cash impairment on the LLC investments.  The Company was in compliance with all debt covenants as of  March 31, 2023 and September 30, 2022.

RGC RESOURCES, INC. AND SUBSIDIARIES

10.	Other Comprehensive Income (Loss)

A summary of other comprehensive income and loss is provided below:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Three Months Ended March 31, 2023
Interest rate swaps:
Unrealized losses	$(260,544)	$67,065	$(193,479)
Transfer of realized gains to interest expense	(419,712)	108,034	(311,678)
Net interest rate swaps	(680,256)	175,099	(505,157)
Defined benefit plans:
Amortization of actuarial losses	19,703	(5,072)	14,631
Other comprehensive loss	$(660,553)	$170,027	$(490,526)
Three Months Ended March 31, 2022
Interest rate swaps:
Unrealized gains	$1,903,875	$(490,057)	$1,413,818
Transfer of realized losses to interest expense	163,860	(42,179)	121,681
Net interest rate swaps	2,067,735	(532,236)	1,535,499
Defined benefit plans:
Amortization of actuarial gains	(15,070)	3,879	(11,191)
Other comprehensive income	$2,052,665	$(528,357)	$1,524,308

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Six Months Ended March 31, 2023
Interest rate swaps:
Unrealized losses	$(216,597)	$55,754	$(160,843)
Transfer of realized gains to interest expense	(710,491)	182,879	(527,612)
Net interest rate swaps	(927,088)	238,633	(688,455)
Defined benefit plans:
Amortization of actuarial losses	39,406	(10,144)	29,262
Other comprehensive loss	$(887,682)	$228,489	$(659,193)
Six Months Ended March 31, 2022
Interest rate swaps:
Unrealized gains	$2,219,858	$(571,390)	$1,648,468
Transfer of realized losses to interest expense	335,723	(86,418)	249,305
Net interest rate swaps	2,555,581	(657,808)	1,897,773
Defined benefit plans:
Amortization of actuarial gains	(30,140)	7,758	(22,382)
Other comprehensive income	$2,525,441	$(650,050)	$1,875,391

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Reconciliation of Accumulated Other Comprehensive Income (Loss)

			Accumulated
			Other
	Interest Rate	Defined Benefit	Comprehensive
	Swaps	Plans	Income (Loss)
Balance at September 30, 2022	$3,563,341	$(1,598,977)	$1,964,364
Other comprehensive income (loss)	(688,455)	29,262	(659,193)
Balance at March 31, 2023	$2,874,886	$(1,569,715)	$1,305,171

11.	Commitments and Contingencies

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

Basic earnings per common share for the three and six months ended March 31, 2023 and 2022 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares.

A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net income (loss)	$6,341,886	$(24,494,429)	$9,598,291	$(20,909,900)
Weighted average common shares	9,911,202	8,486,518	9,870,259	8,434,689
Effect of dilutive securities:
Options to purchase common stock	7,506	—	7,242	—
Diluted average common shares	9,918,708	8,486,518	9,877,501	8,434,689
Earnings (loss) per share of common stock:
Basic	$0.64	$(2.89)	$0.97	$(2.48)
Diluted	$0.64	$(2.89)	$0.97	$(2.48)

RGC RESOURCES, INC. AND SUBSIDIARIES

13.	Employee Benefit Plans

The Company has both a pension plan and a postretirement plan. The pension plan covers the Company’s employees hired before January 1, 2017 and provides a retirement benefit based on years of service and employee compensation. The postretirement plan, covering employees hired before January 1, 2000, provides certain health care and supplemental life insurance benefits to retired employees who meet specific age and service requirements. Net pension plan and postretirement plan expense is detailed as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Components of net periodic pension cost (benefit):
Service cost	$91,635	$162,072	$183,270	$324,144
Interest cost	343,025	253,279	686,050	506,558
Expected return on plan assets	(308,149)	(457,888)	(616,298)	(915,776)
Recognized loss	79,181	36,600	158,362	73,200
Net periodic pension cost (benefit)	$205,692	$(5,937)	$411,384	$(11,874)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Components of postretirement benefit cost (benefit):
Service cost	$11,475	$24,450	$22,950	$48,900
Interest cost	155,156	110,930	310,312	221,860
Expected return on plan assets	(116,012)	(166,541)	(232,024)	(333,082)
Net postretirement benefit cost (benefit)	$50,619	$(31,161)	$101,238	$(62,322)

The components of net periodic benefit cost, excluding the service cost component, are included in other income, net in the condensed consolidated statements of income. Service cost is included in operations and maintenance expense in the condensed consolidated statements of income.

For the three and six month periods ended March 31, 2023, no funding contributions were made to the pension plan or postretirement plan. The Company is not planning any funding contributions to either plan for the remainder of fiscal 2023.

14.	Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy:

	Fair Value Measurements - March 31, 2023
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps	$3,871,379	$—	$3,871,379	$—
Total	$3,871,379	$—	$3,871,379	$—

Liabilities:
Natural gas purchases	$623,009	$—	$623,009	$—
Total	$623,009	$—	$623,009	$—

	Fair Value Measurements - September 30, 2022
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps	$4,798,467	$—	$4,798,467	$—
Total	$4,798,467	$—	$4,798,467	$—

Liabilities:
Natural gas purchases	$1,295,225	$—	$1,295,225	$—
Total	$1,295,225	$—	$1,295,225	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

See Note 6 for discussion on the fair value assumptions of the Company's investment in the LLC.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At March 31, 2023 and September 30, 2022, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements:

	Fair Value Measurements - March 31, 2023
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$25,100,000	$—	$—	$25,075,314
Notes payable	113,025,000	—	—	110,157,640
Total	$138,125,000	$—	$—	$135,232,954

	Fair Value Measurements - September 30, 2022
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$1,300,000	$—	$—	$1,300,000
Notes payable	135,971,200	—	—	130,266,252
Total	$137,271,200	$—	$—	$131,566,252

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying Treasury rate or other Treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. No individual customer amounted to more than 5% of total accounts receivable at  March 31, 2023 and one customer amounted to approximately 5.1% of total receivables at  September 30, 2022. The Company maintains certain credit standards with its customers and requires a customer deposit if warranted.

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

Parent and Other - The category parent and other includes the unregulated activities of the Company as well as certain corporate eliminations.

Information related to the Company's segments are provided below:

	Three Months Ended March 31, 2023
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$38,000,977	$—	$28,680	$38,029,657
Depreciation	2,419,541	—	—	2,419,541
Operating income (loss)	9,627,320	(58,747)	22,849	9,591,422
Equity in earnings	—	2,867	—	2,867
Interest expense	810,346	585,516	—	1,395,862
Income (loss) before income taxes	8,939,360	(641,933)	22,824	8,320,251

	Three Months Ended March 31, 2022
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$29,499,219	$—	$30,464	$29,529,683
Depreciation	2,268,704	—	—	2,268,704
Operating income (loss)	7,528,839	(108,987)	23,536	7,443,388
Equity in earnings (loss)	—	(445)	—	(445)
Impairment of investments in affiliates	—	(39,822,213)	—	(39,822,213)
Interest expense	751,038	352,806	—	1,103,844
Income (loss) before income taxes	7,117,202	(40,279,495)	23,689	(33,138,604)

RGC RESOURCES, INC. AND SUBSIDIARIES

	Six Months Ended March 31, 2023
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$71,253,744	$—	$58,248	$71,311,992
Depreciation	4,839,082	—	—	4,839,082
Operating income (loss)	15,194,665	(105,451)	46,693	15,135,907
Equity in earnings	—	4,099	—	4,099
Interest expense	1,632,912	1,132,114	—	2,765,026
Income (loss) before income taxes	13,759,315	(1,234,548)	46,643	12,571,410

	Six Months Ended March 31, 2022
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$52,730,874	$—	$61,889	$52,792,763
Depreciation	4,539,398	—	—	4,539,398
Operating income (loss)	12,933,155	(160,547)	49,203	12,821,811
Equity in earnings	—	71,682	—	71,682
Impairment of investments in affiliates	—	(39,822,213)	—	(39,822,213)
Interest expense	1,515,901	692,799	—	2,208,700
Income (loss) before income taxes	12,076,384	(40,596,376)	49,521	(28,470,471)

	March 31, 2023
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$262,105,231	$16,022,382	$18,324,609	$296,452,222

	September 30, 2022
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$258,519,230	$13,838,108	$17,951,905	$290,309,243

RGC RESOURCES, INC. AND SUBSIDIARIES

16.	Regulatory Assets and Liabilities

The Company’s regulated operations follow the accounting and reporting requirements of ASC 980, Regulated Operations.  A regulated company may defer costs that have been or are expected to be recovered from customers in a period different from the period in which the costs would ordinarily be charged to expense by an unregulated enterprise. When this situation occurs, costs are deferred as assets in the condensed consolidated balance sheet (regulatory assets) and amortized into expense over periods when such amounts are reflected in customer rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for current collection in customer rates of costs that are expected to be incurred in the future (regulatory liabilities). In the event the provisions of ASC 980 no longer apply to any or all regulatory assets or liabilities, the Company would write off such amounts and include the effects in the condensed consolidated statements of income and comprehensive income in the period which ASC 980 no longer applied.

Regulatory assets included in the Company’s accompanying balance sheets are as follows:

	March 31, 2023	September 30, 2022
Assets:
Current Assets:
Regulatory assets:
Accrued WNA revenues	$2,805,972	$193,518
Under-recovery of gas costs	—	1,316,580
Under-recovery of RNG revenues	95,290	—
Accrued pension and postretirement medical	118,955	237,911
Other deferred expenses	129,459	129,459
Total current	3,149,676	1,877,468
Utility Property:
In service:
Other	11,945	11,945
Construction work in progress:
AFUDC	659,650	461,342
Other Non-Current Assets:
Regulatory assets:
Premium on early retirement of debt	1,313,152	1,370,246
Accrued pension and postretirement medical	3,894,561	3,894,561
Other deferred expenses	150,224	181,740
Total non-current	5,357,937	5,446,547

Total regulatory assets	$9,179,208	$7,797,302

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory liabilities included in the Company’s accompanying balance sheets are as follows:

	March 31, 2023	September 30, 2022
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Over-recovery of gas costs	$1,246,485	$—
Over-recovery of SAVE Plan revenues	157,766	158,847
Rate refund	763,282	—
Deferred income taxes	363,320	363,297
Supplier refunds	695,474	2,484,992
Other deferred liabilities	164,377	160,930
Total current	3,390,704	3,168,066
Deferred Credits and Other Non-Current Liabilities:
Asset retirement obligations	10,468,057	10,204,079
Regulatory cost of retirement obligations	12,649,167	12,277,796
Regulatory liabilities:
Deferred income taxes	12,946,583	13,193,006
Other	30,118	30,118
Total non-current	36,093,925	35,704,999

Total regulatory liabilities	$39,484,629	$38,873,065

As of March 31, 2023 and September 30, 2022, the Company had regulatory assets in the amount of $9,167,263 and $7,785,357, respectively, on which the Company did not earn a return during the recovery period.

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

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 63,200 residential, commercial and industrial customers in Roanoke, Virginia and surrounding localities through its Roanoke Gas subsidiary.  Midstream, a wholly-owned subsidiary of Resources, is an approximate 1% investor in MVP and a less than 1% investor in Southgate.

Despite certain progress made in response to prior rulings and actions by the Fourth Circuit, including the denial of challenges to the permit for Virginia water crossings, construction activities to complete the MVP project continue to be on hold in part due to the Fourth Circuit's recent action to vacate the West Virginia water crossing permit on certain issues.  The LLC is actively pursuing the resolution of the issues raised by the Fourth Circuit.  See the Equity Investment in Mountain Valley Pipeline section for more information.

The utility operations of Roanoke Gas are regulated by the SCC, which oversees the terms, conditions, and rates charged to customers for natural gas service, safety standards, extension of service and depreciation. Nearly all of the Company’s revenues are derived from the sale and delivery of natural gas to Roanoke Gas customers based on rates and fees authorized by the SCC. These rates are designed to provide the Company with the opportunity to recover its gas and non-gas expenses and to earn a reasonable rate of return on investment based on normal weather. These rates are determined based on various rate applications filed with the SCC. Generally, investments related to extending service to new customers are recovered through the additional revenues generated by the non-gas base rates in place at that time. The investment in replacing and upgrading existing infrastructure, as well as recovering increases in non-gas expenses due to inflationary pressures, regulatory requirements or operational needs, are generally not recoverable until a formal rate application is filed to include the additional investment and higher costs, and new non-gas base rates are approved.

Beginning January 1, 2023, Roanoke Gas implemented new, non-gas base rates designed to provide $8.55 million in additional revenues in response to higher operating costs and to recover its investment in non-SAVE related projects since the last non-gas base rate increase.  Revenues from the SAVE Plan and Rider were incorporated into the new non-gas base rates.  These additional revenues are subject to refund pending audit and hearing with a final order by the SCC, expected in the latter part of 2023 or early 2024.  See the Regulatory section for additional information.

The Company is also subject to regulation from the United States Department of Transportation in regard to the construction, operation, maintenance, safety and integrity of its transmission and distribution pipelines. FERC regulates the prices for the transportation and delivery of natural gas to the Company’s distribution system and underground storage services. In addition, Roanoke Gas is subject to other regulations which are not necessarily industry specific.

As the Company’s business is seasonal in nature, volatility in winter weather and the commodity price of natural gas can impact the effectiveness of the Company’s rates in recovering its costs and providing a reasonable return for its shareholders. In order to mitigate the effect of weather variations and other factors not provided for in the Company's base rates, Roanoke Gas has certain approved rate mechanisms in place that help provide stability in earnings, adjust for volatility in the price of natural gas and provide a return on qualified infrastructure investment. These mechanisms include the SAVE Rider, WNA, ICC, RNG and PGA.

The SAVE Plan and Rider provides the Company with a mechanism through which it recovers costs related to SAVE qualified infrastructure investments on a prospective basis, until a rate application is filed incorporating these investments in non-gas base rates. The SAVE Plan and Rider was reset effective January 1, 2023 when the recovery of all prior SAVE Plan investment was incorporated into the current non-gas rates. Accordingly, SAVE Plan revenues decreased by approximately $422,000 for the six-month period ended March 31, 2023 compared to the same period last year, reflecting the movement of the SAVE Plan revenues into the new non-gas base rates effective January 1, 2023.  Management expects to restart the SAVE Plan and Rider in fiscal 2024 in order to incorporate new qualified SAVE infrastructure investment incurred but not reflected in the new non-gas base rates.

RGC RESOURCES, INC. AND SUBSIDIARIES

The WNA mechanism reduces the volatility in earnings due to the variability in temperatures during the heating season. The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when weather is colder than normal. The WNA allows the Company to recover from its customers the lost margin (excluding gas costs) from warmer than normal weather and correspondingly requires the Company to refund the excess margin earned for colder than normal weather. The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day and thereby estimates the revenue adjustment based on weather variance from normal. Any billings or refunds related to the WNA are completed following each WNA year, which extends for the 12-month period from April to March.  For the three and six months ended March 31, 2023, the Company accrued approximately $2,800,000 and $2,612,000 in additional revenues under the WNA model for weather that was 28% and 15% warmer than normal, respectively, compared to approximately $556,000 and $1,800,000 in additional revenues for weather that was 7% and 13% warmer than normal for the corresponding period last year.  The current WNA year ended on March 31, 2023 and the $2.8 million WNA balance will be collected from customers beginning in May 2023.

The Company also has an approved rate structure that mitigates the impact of the financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue by applying the ICC factor, based on the Company’s weighted-average cost of capital, including interest rates on short-term and long-term debt, and the Company’s authorized return on equity, to the average cost of natural gas inventory during the period. Total ICC revenues increased by approximately $118,000 and $312,000, respectively, for the three and six month periods ended March 31, 2023, compared to the corresponding periods last year, as much higher natural gas commodity prices more than doubled the average price of gas in storage.  Natural gas commodity futures prices have declined significantly, which should reduce the level of increases in ICC revenues for the remainder of the current fiscal year as lower priced natural gas is delivered into storage during the summer fill season.

In March 2023, Roanoke Gas began the operation of the RNG facility to produce commercial quality RNG for delivery into its distribution system through a cooperative agreement with the Western Virginia Water Authority.  With SCC approval, Roanoke Gas is allowed to recover the costs associated with the investment in RNG facilities and the related operating costs. The RNG recovery mechanism is similar to the SAVE Rider where an RNG Rider is added to customer bills to recover these costs.  The customer benefits from this program through the monetization of environmental credits generated through the production of RNG, which are returned to customers through the RNG Rider.  See the Regulatory section for more information.

The cost of natural gas is a pass-through cost and is independent of the Company's non-gas rates. Accordingly, the Company's approved billing rates include a component designed to allow for the recovery of the cost of natural gas used by its customers. This rate component, referred to as the PGA, allows the Company to pass along to its customers increases and decreases in natural gas costs through a quarterly filing, or more frequent if necessary, with the SCC. Once SCC approval is received, the Company adjusts the gas cost component of its rates. As actual costs will differ from the projections used in establishing the PGA rate, the Company will either over-recover or under-recover its actual gas costs during the period. The difference between actual costs incurred and costs recovered through the application of the PGA is recorded as a regulatory asset or liability. At the end of the annual deferral period, the balance is amortized over an ensuing 12-month period as amounts are reflected in customer billings.

Results of Operations

The analysis on the results of operations is based on the consolidated operations of the Company, which is primarily associated with the utility segment. Additional segment analysis is provided when Midstream's investment in affiliates represents a significant component of the comparison.

The Company's operating revenues are affected by the cost of natural gas, as reflected in the consolidated income statement under cost of gas - utility. The cost of natural gas, which includes commodity price, transportation, storage, injection and withdrawal fees, with any increase or decrease offset by a correlating change in revenue through the PGA, is passed through to customers at cost. Accordingly, management believes that gross utility margin, a non-GAAP financial measure defined as utility revenues less cost of gas, is a more useful and relevant measure to analyze financial performance. The term gross utility margin is not intended to represent or replace operating income, the most comparable GAAP financial measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies. The following results of operations analyses will reference gross utility margin.

RGC RESOURCES, INC. AND SUBSIDIARIES

Three Months Ended March 31, 2023:

Net income increased by $30,836,315 for the three months ended March 31, 2023, compared to the same period last year, primarily due to the impairment of the Company's investment in the LLC recorded during the second quarter of fiscal 2022.  Excluding the after tax effect of the impairment, net income would have increased by approximately $1,264,000 over the same period last year.

The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended March 31,		Increase/
	2023	2022	(Decrease)	Percentage
Operating Revenues
Gas Utility	$38,000,977	$29,499,219	$8,501,758	29%
Non Utility	28,680	30,464	(1,784)	(6)%
Total Operating Revenues	$38,029,657	$29,529,683	$8,499,974	29%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	2,560,500	3,221,562	(661,062)	(21)%
Transportation and Interruptible	888,307	1,020,460	(132,153)	(13)%
Total Delivered Volumes	3,448,807	4,242,022	(793,215)	(19)%
HDD	1,487	1,918	(431)	(22)%

Total operating revenues for the three months ended March 31, 2023, compared to the same period last year, increased by 29% due to higher natural gas commodity prices, the implementation of a non-gas rate increase and higher ICC revenues, offset by a reduction in delivered volumes.  Natural gas commodity prices averaged nearly $7.00 per dekatherm during the quarter compared to $3.60 per dekatherm for the corresponding quarter in the prior year.  However, during the quarter, the high commodity prices began to retreat and the Company adjusted the PGA component of its rates accordingly.  As discussed above, Roanoke Gas placed new non-gas rates into effect for natural gas service rendered on or after January 1, 2023, subject to refund.  These new non-gas rates will generate approximately $8.55 million in additional annual revenues and includes revenues previously recorded through the SAVE Plan and Rider.  Approximately 75% of the non-gas rate increase was allocated to the volumetric component; and as such, a larger portion of the rate increase was recognized during the quarter due to the volume of gas consumption.  SAVE Plan revenues declined as the SAVE Rider was reset due to the incorporation of these revenues into the new non-gas base rates.  Management expects the SAVE Plan and Rider to resume in fiscal 2024.  Additionally, ICC revenues increased due to higher commodity prices of gas in storage.  As total heating degree days decreased by 22% from the same period last year, the weather sensitive residential and commercial deliveries declined by 21%.  After accounting for the application of the WNA model for the effect of weather variation from normal, the WNA adjusted residential and commercial volumes would have only decreased by approximately 3% compared to the WNA adjusted volumes for the same period last year.  Transportation and interruptible volumes declined by 13% as the single, multi-fuel customer that had been utilizing natural gas as its primary fuel source reduced its consumption during the quarter.

	Three Months Ended March 31,
	2023	2022	Increase	Percentage
Gross Utility Margin
Gas Utility Revenues	$38,000,977	$29,499,219	$8,501,758	29%
Cost of Gas - Utility	21,285,057	14,923,575	6,361,482	43%
Gross Utility Margin	$16,715,920	$14,575,644	$2,140,276	15%

Gross utility margin increased from the same period last year primarily as a result of the aforementioned implementation of new non-gas base rates.  Although total residential and commercial natural gas deliveries decreased substantially from last year due to warmer weather, the WNA adjusted volumes reflected only a small decrease as the WNA mechanism normalized the impact of weather on the delivered volumes for both periods.  In addition, less than half of the revenues collected through the fixed charge SAVE Rider were incorporated into the customer base charge increase with the remainder included in the volumetric rate component.  As a result of this proposed rate design, more of the SAVE Plan related revenues incorporated into the new non-gas base rates will be recognized as part of volumetric sales during the heating season and less will recognized during the summer months.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of and the change in gas utility margin are summarized below:

	Three Months Ended March 31,		Increase/
	2023	2022	(Decrease)
Customer Base Charge	$4,060,891	$3,666,318	$394,573
ICC	216,037	98,511	117,526
SAVE Plan	—	743,992	(743,992)
Volumetric	9,509,996	9,470,897	39,099
WNA	2,799,101	556,404	2,242,697
RNG	83,009	—	83,009
Other Revenues	46,886	39,522	7,364
Total	$16,715,920	$14,575,644	$2,140,276

Operations and maintenance expenses decreased by $151,279, or 4%, from the same period last year primarily due to greater capitalization of overheads and lower bad debt expense, net of higher compensation costs and contracted services.  Total capitalized overheads increased by approximately $134,000 due to higher direct construction expenditures related to Roanoke Gas capital projects.  Bad debt expense decreased by approximately $169,000 as the prior year reflected higher delinquent balances after emerging from legislative imposed COVID restrictions.  Compensation costs and contracted services increased by approximately $194,000 due to the inflationary impact on salary and contractor costs.

General taxes decreased by $9,024, or 1%, primarily due to lower property taxes associated with reductions in the assessed values of property reported by the SCC more than offsetting an increase in gross utility property.

Depreciation expense increased by $150,837, or 7%, on a comparable increase in utility property balances.

Impairment of unconsolidated affiliates includes $39,822,213 for an other-than-temporary write down of the Company's investment in the LLC as a result of the Company's valuation assessment during the prior fiscal year.  See Equity Investment in Mountain Valley Pipeline for more information regarding the Company's investment in the LLC and its ongoing valuation assessments.

Other income, net decreased by $222,686, or 65%, primarily due to an increase of approximately $376,000 in the non-service cost components of net periodic benefit costs arising from the effect of much higher interest rates on the actuarial expense calculation.  Roanoke Gas also recognized approximately $75,000 in AFUDC related to the RNG project during the current period.

Interest expense increased by $292,018, or 26%, as the weighted-average interest rate on total debt increased from 2.98% during the second quarter of fiscal 2022 to 3.94% during the second quarter of fiscal 2023, while total daily average debt outstanding declined by nearly 5%.  The increase in the weighted-average interest rate was primarily associated with Roanoke Gas' variable rate line-of-credit and Midstream's credit facility.

Roanoke Gas' interest expense increased by $59,308 primarily due to the increase in the interest rate on the variable rate line-of-credit and the issuance of the delayed draw note in 2022.

Midstream's interest expense increased by $232,710 due to rising interest rates on its credit facility.  Total average outstanding debt during the quarter declined by $6.2 million due to the equity infusions from Resources and installment payments on amortizing debt, net of the funding of MVP and Southgate.

Income tax expense increased by $10,622,540 due to the prior year impairment of the Company's investment in the LLC.  The effective tax rate was 23.8% and 26.1% for the three month periods ended March 31, 2023 and 2022, respectively.  Excluding the impairment and the associated tax, the effective tax rate would have been 24.0% for the second quarter of fiscal 2022. The effective tax rate is below the combined statutory state and federal rate due to the amortization of excess deferred taxes and R&D tax credits.

RGC RESOURCES, INC. AND SUBSIDIARIES

Six Months Ended March 31, 2023:

Net income increased by $30,508,191 from a $20,909,900 net loss position to a $9,598,291 net income position for the six months ended March 31, 2023, compared to the same period last year, due to the prior year impairment of the Company's investment in the LLC.  Excluding the after tax effect of the impairment, net income would have increased by approximately $936,000 over the same period last year.

The tables below reflect operating revenues, volume activity and heating degree-days.

	Six Months Ended March 31,		Increase/
	2023	2022	(Decrease)	Percentage
Operating Revenues
Gas Utility	$71,253,744	$52,730,874	$18,522,870	35%
Non Utility	58,248	61,889	(3,641)	(6)%
Total Operating Revenues	$71,311,992	$52,792,763	$18,519,229	35%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	4,993,739	5,132,292	(138,553)	(3)%
Transportation and Interruptible	1,763,608	1,797,901	(34,293)	(2)%
Total Delivered Volumes	6,757,347	6,930,193	(172,846)	(2)%
HDD	3,010	3,079	(69)	(2)%

Total operating revenues for the six months ended March 31, 2023, compared to the same period last year, increased by 35% due to higher natural gas commodity prices, the implementation of a non-gas rate increase and higher ICC revenues, net of a slight reduction in delivered volumes.  Natural gas commodity prices averaged approximately $7.00 per dekatherm during the current period compared to $3.67 per dekatherm for the corresponding period last year.  In January 2023, Roanoke Gas implemented a non-gas rate increase, subject to refund, which is expected to provide approximately $8.5 million in additional revenues including the revenue associated with qualified SAVE investments collected through the SAVE Rider.  Additionally,  ICC revenues increased due to higher commodity prices of gas in storage.  Residential and commercial deliveries decreased by 3% corresponding to a 2% decline in heating degree days.  The less weather sensitive transportation and interruptible volumes declined by 2% as half of the decline was attributable to a reduction in consumption by the single, multi-fuel customer that had increased its natural gas utilization during prior quarters.  The consumption pattern for this customer is based on several factors and therefore is subject to significant fluctuations in usage. SAVE Plan revenues declined as the SAVE Plan and Rider were reset effective January 1, 2023.

	Six Months Ended March 31,
	2023	2022	Increase	Percentage
Gross Utility Margin
Gas Utility Revenues	$71,253,744	$52,730,874	$18,522,870	35%
Cost of Gas - Utility	42,089,210	26,239,980	15,849,230	60%
Gross Utility Margin	$29,164,534	$26,490,894	$2,673,640	10%

Gross utility margin increased from the same period last year primarily as a result of the aforementioned higher non-gas base rates, net of SAVE and higher ICC revenues.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of and the change in gas utility margin are summarized below:

	Six Months Ended March 31,		Increase/
	2023	2022	(Decrease)
Customer Base Charge	$7,651,448	$7,302,995	$348,453
ICC	587,576	275,842	311,734
SAVE Plan	1,049,310	1,471,365	(422,055)
Volumetric	17,083,394	15,554,251	1,529,143
WNA	2,612,454	1,800,421	812,033
RNG	83,009	—	83,009
Other Revenues	97,343	86,020	11,323
Total	$29,164,534	$26,490,894	$2,673,640

Operations and maintenance expenses increased by $78,920, or 1%, over the same period last year primarily due to higher compensation costs and contracted services and corporate insurance, net of greater capitalized overheads and lower bad debt expense. Compensation costs and contracted services increased by approximately $552,000 due to the effects of inflation on salary and contractor costs.  Corporate insurance premiums related to property and liability insurance increased by approximately $66,000 due to insurance market conditions.  Total capitalized overheads increased by approximately $401,000 due to higher direct construction expenditures related to Roanoke Gas capital projects and timing of LNG production.  Bad debt expense declined by approximately $113,000 as customer delinquencies improved.

General taxes decreased by $23,183, or 2%, primarily due to lower property taxes associated with reductions in the assessed values of property reported by the SCC more than offsetting an increase in gross utility property.

Depreciation expense increased by $299,684, or 7%, on a comparable increase in utility property balances.

Equity in earnings of unconsolidated affiliate decreased by $67,583 due to the absence of construction activities during the current fiscal year. See Equity Investment in Mountain Valley Pipeline section below for additional information.

Impairment of unconsolidated affiliates includes $39,822,213 for an other-than-temporary write down of the Company's investment in the LLC as a result of the Company's valuation assessment during the prior fiscal year.  See Equity Investment in Mountain Valley Pipeline for more information regarding the Company's investment in the LLC.

Other income, net decreased by $470,519, or 71%, primarily due to an increase of approximately $752,000 in the non-service cost components of net periodic benefit costs arising from the effect of much higher interest rates on the actuarial expense calculation.  Roanoke Gas also recognized approximately $156,000 in AFUDC related to the RNG project during the current period.

Interest expense increased by $556,326, or 25%, primarily due to the increase in the interest rates on the Company's variable rate debt including Roanoke Gas' line-of-credit and Midstream's credit facility.  Total daily average debt declined by 4% from the same period last year.

Roanoke Gas' interest expense increased by $117,011 primarily due to the increase in the interest rate on the variable rate line-of-credit and the issuance of the delayed draw note in 2022.

Midstream's interest expense increased by $439,315 due to rising interest rates on its credit facility more than offsetting a $5.1 million decline in the average daily debt balance outstanding due to the $10 million equity infusion from Resources in March 2022.

Income tax expense increased by $10,533,690 as a result of the recognition of the impairment in March 2022 on the Company's investment in the LLC.  The effective tax rate was 23.6% and 26.6% for the  six month periods ended March 31, 2023 and 2022, respectively.  Excluding the impairment and the associated tax, the effective tax rate would have been 23.7% for the six month period ended March 31, 2022.  The effective tax rate is below the combined statutory state and federal rate due to the amortization of excess deferred taxes and R&D tax credits.

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

Asset Management

Roanoke Gas uses a third-party asset manager to oversee its pipeline transportation, storage rights and gas supply inventories and deliveries. In return for being able to utilize the excess capacities of the transportation and storage rights, the asset manager pays Roanoke Gas a monthly utilization fee. In accordance with an SCC order issued in 2018, a portion of the utilization fee is retained by the Company with the balance passed through to customers through reduced gas costs. The current asset management agreement ends March 31, 2025.

Equity Investment in Mountain Valley Pipeline

In October 2017, FERC issued the CPCN for the MVP project. In the first quarter of calendar 2018, the LLC received limited notice from FERC to proceed with certain construction activities and commenced construction.

Recent construction activity has been limited based on legal and regulatory challenges. Although certain permits and authorizations were received, the MVP project has been subject to repeated, significant delays and cost increases resulting from legal challenges and regulatory setbacks, particularly in respect to litigation in the Fourth Circuit, including, on January 25, 2022, the Fourth Circuit’s vacatur and remanding on specific issues of the LLC's then authorizations related to the Jefferson National Forest (JNF) received from the Bureau of Land Management and the U.S. Forest Service (USFS) and on February 3, 2022, the Fourth Circuit’s vacatur and remanding on specific issues of the then Biological Opinion and Incidental Take Statement issued by the United States Department of the Interior's Fish and Wildlife Service (FWS) for the MVP project.

Given ongoing litigation and regulatory matters, the LLC filed a request on June 24, 2022 with the FERC for an extension of time to complete the project for an additional four years (relative to a prior obtained extension) through October 13, 2026.  The request was granted on August 23, 2022.

Notwithstanding prior setbacks and ongoing risks, including the risk posed by pending and future legal challenges in the Fourth Circuit, the LLC continues to engage in pursuing the authorizations necessary under applicable law from the relevant agencies to complete the MVP project, including the new authorizations relating to the JNF and an Individual Permit from the Huntington, Pittsburgh and Norfolk Districts of the U.S. Army Corps of Engineers to effect approximately 300 water crossings utilizing open cut techniques. In April 2022, the MVP obtained the FERC’s authorization to amend the Certificate to utilize alternative trenchless construction methods to effect approximately 120 water crossings. On February 28, 2023, the FWS issued the new Biological Opinion and Incidental Take Statement for the MVP project.  On October 25, 2022 and January 24, 2023, oral arguments were held in the Fourth Circuit relating to the Section 401 water quality certification approvals received in December 2021 from the West Virginia Department of Environmental Protection and the Virginia Department of Environmental Quality, respectively (such approvals, the WVDEP State 401 Approval and the VADEQ State 401 Approval), each in connection with the MVP project.  The oral arguments were conducted by the same panel of Fourth Circuit judges as have appeared, and overruled permitting agencies, in numerous prior matters relating to the MVP.  Although on March 29, 2023, the Fourth Circuit panel denied project opponents’ challenge to the VADEQ State 401 Approval, on April 3, 2023, the panel, consistent with its posture during the oral argument, vacated the WVDEP State 401 Approval based on the panel’s view that certain aspects of the WVDEP State 401 Approval did not reflect sufficient explanation by the WVDEP and that certain additional requirements should have been incorporated into the WVDEP State 401 Approval. Relating to the JNF, on April 13, 2023, the USFS issued the final Supplemental Environmental Impact Statement regarding the MVP project. On April 27, 2023, project opponents sought a stay in the Fourth Circuit of the new Biological Opinion and Incidental Take Statement for the MVP project, and as of the date of the filing of this Quarterly Report on Form 10-Q, that proceeding is ongoing.

RGC RESOURCES, INC. AND SUBSIDIARIES

In addition to those requested authorizations that remain outstanding described in the paragraph above, including that the WVDEP must issue a new Section 401 approval, and other relevant regulatory matters, the LLC in order to complete the project needs to continue to have available the necessary orders previously issued by the FERC and receive authorization from the FERC to complete construction work in the portion of the project route currently remaining subject to the FERC’s previous stop work order and in the JNF.

The LLC’s managing partner publicly disclosed on May 2, 2023 that based on its interactions with the agencies and, in the case of the WVDEP State 401 Approval, also its view of the steps it believes necessary to address the Fourth Circuit panel’s vacatur, the LLC’s managing partner expects the agencies will issue the requisite authorizations by the early summer 2023 and believes that the agencies are producing authorizations that address points raised by the Fourth Circuit and exceed standards for the issuance of such authorizations. Given that, the LLC’s managing partner recognizes that there continue to be a number of upcoming regulatory and litigation milestones that (together with the timing thereof) will determine whether the LLC may recommence forward construction in 2023 (potentially with the goal of completing the project by end of calendar 2023) or that will prevent such construction and/or completion in 2023. However, the LLC's managing partner acknowledges the narrowed path to complete the project by the end of calendar 2023 in light of various risks (the impacts of which are not known or reasonably estimable), including ongoing and anticipated litigation in the Fourth Circuit relating to MVP project authorizations within the Fourth Circuit’s jurisdiction since the LLC's managing partner perceives continued hostility and risk posed by the Fourth Circuit panel to MVP project-related authorizations.

There also are potential, future legislative developments that may impact MVP forward construction or completion timing, as the LLC continues to urge the United States Congress to expeditiously pass, and for there to be enacted, federal energy infrastructure permitting reform legislation that specifically requires the completion of the MVP project, similar to MVP-specific aspects of legislation proposed in 2022 by each of United States Senators Joseph Manchin and Shelley Moore Capito and ideally in sufficient time for the LLC to complete construction in 2023. However, while as of the date of the filing of this Quarterly Report on Form 10-Q, the LLC believes that there remain prospects and continuing significant bipartisan support for federal energy infrastructure permitting reform legislation favorable to the MVP project, the LLC recognizes that to such date attempts to enact such legislation have failed and that differences between and within the Republican and Democratic parties continue to exist as to the scope and terms of any such reform, and such differences have impeded and could further impede the prospect of legislation being enacted, including in sufficient time for the LLC to complete construction in 2023.

The LLC’s managing partner believes that the LLC will complete the four to five months of remaining construction activity as promptly as practicable once authorized and fully mobilized and that the total project cost would be approximately $6.6 billion (excluding AFUDC) if that completion is achieved in 2023.

Management conducted an assessment of its investment in the LLC in accordance with the provisions of ASC 323, Investments - Equity Method and Joint Ventures. This assessment included a third-party valuation.  As a result of its evaluations in fiscal 2022, management concluded that the investment in the LLC sustained other-than-temporary declines in fair value as of February 22, 2022 and as of September 30, 2022 and recorded pre-tax impairment losses of approximately $39.8 million and $15.3 million in its second and fourth quarter operating results, respectively. Management re-evaluated its investment as of March 31, 2023 and concluded that its investment was fairly stated and no additional impairment was required.  Management will continue monitoring the status of MVP for circumstances that may lead to future impairments, including further delays or denials of necessary permits and approvals. If necessary, the amount and timing of any further impairment would be dependent on the specific circumstances, including changes to probabilities of completion, and changes in the assumed future cash flows, and discount rate at the time of evaluation.

RGC RESOURCES, INC. AND SUBSIDIARIES

Midstream has utilized the $23 million of borrowing capacity under its non-revolving credit facility, which matures in December 2023.  Effective November 1, 2021, the borrowing capacity under this credit facility was reduced to $33 million as $8 million of the outstanding balance was re-financed through a separate unsecured promissory note.  Effective March 31, 2022, the borrowing capacity under the credit facility was further reduced to its current $23 million level as $10 million of the outstanding balance was paid.  See Note 9 for more information.

On May 4, 2023, Midstream agreed with the LLC’s managing partner and primary interest owner to make Midstream’s future capital contributions to the LLC up to the point of project in-service or cancellation, as a result of which Midstream's ownership interest percentage in the LLC as it relates to the MVP project will be proportionately adjusted.

If the legal and regulatory challenges, including any future challenges, are not resolved in a timely manner and/or restrictions are imposed that impact future construction, the cost of the MVP may increase, and Midstream may incur further dilution accordingly.  See Investment in Mountain Valley Pipeline, LLC Risk Factor under Item 1A of the Company's Form 10-K for the year ended September 30, 2022.

Regulatory

On December 2, 2022, Roanoke Gas filed an application with the SCC seeking an $8.55 million annual increase in its non-gas base rates, of which $4.05 million was being recovered through the SAVE Rider.  Since the Company is seeking to recover the costs associated with its SAVE Plan through interim non-gas base rates effective January 1, 2023, the Company discontinued its SAVE Plan and Rider for the remainder of the current fiscal year.

On December 21, 2022, the SCC issued its Order for Notice and Hearing, which authorized the Company to put its proposed rates into effect, on an interim basis and subject to refund, on January 1, 2023, and set the matter for hearing. The Company expects final resolution of the rate case to occur in late calendar 2023 or early 2024.

The Company has recorded a provision for refund, including interest, associated with customer billings under the new non-gas rates.  As the SCC audit is still in progress, the Company based its estimate for refund in part on the history of final awards in previous rate filings, as well as other factors.  The amount of the accrued refund is an estimate, and the final order could result in a rate award that is either more or less than the amount currently reflected in the financial statements.  Management will refine its estimates as more information becomes available.

In the final order from the last non-gas base rate increase, the SCC allowed Roanoke Gas to defer the related financing costs of two gate stations that would interconnect to MVP for possible future recovery. As a result, the Company began recognizing AFUDC during the second quarter of fiscal 2020 during the construction phases. Beginning January 2021, Roanoke Gas temporarily ceased recording AFUDC on these projects until such time as construction activities resume.  The Company is assuming completion of its MVP related assets, and therefore is seeking rate recovery in the non-gas base rate filing and, if approved, will permanently stop accruing AFUDC on these assets.

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company filed an application with the SCC for a new five-year SAVE Plan and Rider on March 31, 2023 for recovery of costs associated with SAVE eligible investments.  The Company’s proposal encompasses SAVE eligible investments beginning October 1, 2023.  The application seeks recovery of costs associated with $8.5 million in SAVE eligible investments for the initial year ending September 30, 2024 and cumulative investments of $49.5 million over the five year SAVE Plan ending September 30, 2028.

On May 16, 2022, Roanoke Gas announced a cooperative agreement under which Roanoke Gas and the Western Virginia Water Authority will produce commercial quality RNG from biogas produced at the regional water pollution control plant.  In August 2022, Roanoke Gas filed an application with the SCC seeking approval of a rate adjustment clause under which the Company will recover the costs associated with constructing, owning, operating and maintaining the renewable natural gas facility.  The application was filed under Chapter 30 of Title 56 of the Code of Virginia. Chapter 30 allows the Company to accrue AFUDC on the RNG project.  In connection with the RNG project, Roanoke Gas began accruing AFUDC in fiscal 2022 associated with construction of the facility. As of March 31, 2023, the Company has recognized approximately $273,000 of AFUDC revenue since inception of the RNG project.  The Company received a final order from the SCC on January 23, 2023 approving the Company’s application. The RNG project became operational in March 2023.  The Company began billing customers the RNG rate adjustment on March 1, 2023, at which time the Company ceased recording AFUDC.

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

Capital Resources and Liquidity

Due to the capital intensive nature of the utility business, as well as the impact of weather variability, the Company’s primary capital needs are the funding of its capital projects, investment in the LLC, the seasonal funding of its natural gas inventories and accounts receivables, payment of dividends and debt service.  The Company anticipates funding these items through its operating cash flows, credit availability under short-term and long-term debt agreements and proceeds from the sale of its common stock.

Cash and cash equivalents increased by $1,727,059 for the six-month period ended March 31, 2023 compared to an increase of $7,913,673 for the six-month period ended March 31, 2022. The following table summarizes the sources and uses of cash:

	Six Months Ended March 31,
Cash Flow Summary	2023	2022
Net cash provided by operating activities	$16,965,342	$12,992,906
Net cash used in investing activities	(14,350,139)	(14,278,880)
Net cash provided by (used in) financing activities	(888,144)	9,199,647
Increase in cash and cash equivalents	$1,727,059	$7,913,673

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash flows from operating activities for the six months ended March 31, 2023 increased by $3,972,436 compared to the same period last year. The table below summarizes the significant components of operating cash flows:

	Six Months Ended March 31,		Increase/
Cash Flow From Operating Activities:	2023	2022	(Decrease)
Net income (loss)	$9,598,291	$(20,909,900)	$30,508,191
Non-cash adjustments:
Depreciation	4,954,167	4,656,829	297,338
Equity in earnings	(4,099)	(71,682)	67,583
AFUDC	(198,308)	—	(198,308)
Impairment of unconsolidated affiliates	—	39,822,213	(39,822,213)
Changes in working capital and regulatory assets and liabilities:
Accounts receivable	(5,155,446)	(6,517,364)	1,361,918
Gas in storage	12,037,790	5,803,496	6,234,294
Accounts payable	(1,696,080)	(1,899,065)	202,985
WNA	(2,612,454)	(1,800,421)	(812,033)
Supplier refunds	(1,789,519)	2,660,147	(4,449,666)
Deferred taxes	304,894	(10,052,645)	10,357,539
Other	1,526,106	1,301,298	224,808
Net cash provided by operating activities	$16,965,342	$12,992,906	$3,972,436

The average price of natural gas in storage at the beginning of fiscal 2023 was nearly twice the average price at the beginning of fiscal 2022.  As natural gas balances were drawn down during the winter heating season, storage levels declined by $12 million during the current six month period compared to $5.8 million during the same period last year, even though approximately 160,000 fewer dekatherms were withdrawn.  Accordingly, this difference in storage values contributed to a $6.2 million increase in operating cash.  In March 2022, the Company received a $2.3 million supplier refund, resulting from a FERC rate case settlement, from one of the interstate pipelines that supply the Company with natural gas. In July 2022, the Company began refunding this balance along with other smaller refunds to customers over a 12-month period.  The change from collecting supplier refunds during the prior period to refunding supplier refunds during the current period amounted to a $4.4 million reduction in operating cash.  Fiscal 2022 reflected a significant decrease in deferred tax liabilities related to the $10.2 million deferred tax asset recognized as a result of the impairment of the investment in the LLC, when compared to an approximate $300,000 increase during the current period.  When netted against the non-cash impairment charge, the combined amounts offset the prior year net loss, thereby making underling net income comparable between periods.

Cash Flows Used in Investing Activities:

Investing activities primarily consist of expenditures related to investment in Roanoke Gas' utility property, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and gas distribution system facilities and expansion of its natural gas system to meet the demands of customer growth. The Company continued its focus on SAVE infrastructure replacement projects, including the replacement of pre-1973 first generation plastic pipe, and extending the natural gas distribution system to unserved developments within its existing service territory.  The SAVE Plan and Rider were temporarily suspended beginning in January 2023 due to the implementation of new non-gas rates that incorporated all prior SAVE qualified infrastructure projects as well as the projected activity during the current fiscal year.  Roanoke Gas expects to resume the SAVE Plan and Rider in fiscal 2024 to continue the recovery of new investments in qualified infrastructure projects.  Roanoke Gas' total capital expenditures for the six month period ended March 31, 2023 were approximately $12.9 million compared to $10.8 million during the same period last year. Capital expenditures for fiscal 2023 are expected to be in the $21 - $23 million range. Midstream's investment in the LLC declined by approximately $2.1 million as no active construction activities occurred during the current fiscal year.  Midstream will cease future participation in capital calls following its May funding payment based on the agreement with the LLC's managing partner to assume Midstream's future commitments.  Midstream will continue to be invested in the LLC; however, its participation percentage is expected to decline with no additional investment.  See Equity Investment in Mountain Valley Pipeline for additional information.

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash Flows Provided by (Used in) Financing Activities:

Financing activities generally consist of borrowings and repayments under credit agreements, issuance of common stock and the payment of dividends. Net cash flows used in financing activities were approximately $900,000 for the six months ended March 31, 2023, compared to $9.2 million in cash flows provided by financing activities for the same period last year. The reduction in financing cash flows is primarily attributable to Resources' $27 million equity offering in March 2022 of which $12 million was invested in Roanoke Gas and $10 million in Midstream, as well as the issuance of Roanoke Gas' $15 million note in October 2021 and Midstream's $8 million note in November 2021.  These proceeds were used to pay down Roanoke Gas' line-of-credit and maturing $7 million note, and Midstream applied $18 million against its credit facility with the excess to provide funding for Roanoke's capital budget.  During the current period, Resources issued a total of 102,812 shares of common stock resulting in net proceeds of $2.1 million, including 74,566 shares through the ATM program in which Resources received $1,630,000, net of fees, and Midstream borrowed $1.1 million under its credit facility.

Notes 8 and 9 provide details on the Company's line-of-credit and borrowing activity.

The current interest rate environment is expected to continue to result in higher interest expense associated with the Company's variable-rate debt or the issuance of any new debt until such time as interest rates decline.

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

Based on the agreement with the LLC's managing partner to assume future capital contributions related to the MVP, as described above in the Equity Investment in Mountain Valley Pipeline section, Midstream's future cash requirements are reduced to regular monthly operating expenses, debt service and capital contributions to Southgate.  Unless refinanced, total Midstream debt service over the succeeding 12 months includes $25.1 million to retire maturing debt and approximately $2.4 million in interest expense based on current interest rates. $23 million of the maturing debt pertains to the credit facility due in December 2023, which management is seeking an extension or refinancing option until such time as the MVP is placed in service.  Management believes it will be able to meet Midstream's cash requirements.

As of March 31, 2023, Resources' long-term capitalization ratio was 42% equity and 58% debt.

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

Through March 31, 2023, the Company has evaluated, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls. There were no control changes during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On May 4, 2023, Midstream entered into an agreement with the LLC’s managing partner and primary interest owner to make Midstream’s future capital contributions to the LLC up to the point of project in-service or cancellation, as a result of which Midstream's ownership interest percentage in the LLC as it relates to the MVP project will be proportionately adjusted.

ITEM 6 – EXHIBITS

Number	Description
1.1	At Market Issuance Sales Agreement, dated March 5, 2020, between RGC Resources, Inc. and Janney Montgomery Scott LLC, as agent (incorporated herein by reference to Exhibit 1.1 on Form 8-K as filed February 21, 2023)
10.1	Letter Agreement dated May 4, 2023, between MVP Holdco, LLC and RGC Midstream, LLC.
10.2	Promissory Note (Revolving Loan) in the principal amount of $25,000,000 by Roanoke Gas Company with Pinnacle Bank, dated March 24, 2023 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 28, 2023).
10.3	Amended and Restated Promissory Note (Term Loan) in the principal amount of $10,000,000 by Roanoke Gas Company with Pinnacle Bank, dated March 24, 2023 (effective as of April 1, 2023) (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 28, 2023).
10.4	Amended and Restated Loan Agreement by and between Roanoke Gas Company and Pinnacle Bank, dated March 24, 2023 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed March 28, 2023).
10.5	Amended and Restated Guaranty Agreement by RGC Resources, Inc. with Pinnacle Bank, dated March 24, 2023 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed March 28, 2023).
10.6	Amended Swap Agreement by and between Roanoke Gas Company and Pinnacle Bank, dated April 3, 2023 (effective April 1, 2023) (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 4, 2023).
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RGC Resources, Inc.

Date: May 5, 2023	By:	/s/ Jason A. Field
Jason A. Field
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)