Form 10-Q
period 2023-06-30
RGC RESOURCES INC
filed 2023-08-04
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2023
Common Stock, $5 Par Value	10,001,197

INDEX

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

ARP

Alternative Revenue Program, regulatory or rate recovery mechanisms approved by the SCC that allow for the adjustment of revenues for certain broad, external factors, or for additional billings if the entity achieves certain performance targets

ARPA	American Rescue Plan Act of 2021

ASC	Accounting Standards Codification

ASU	Accounting Standards Update as issued by the FASB

ATM	At-the-market program whereby a Company can incrementally offer common stock through a broker at prevailing market prices and on an as-needed basis

CARES/CARES Act	The Coronavirus Aid, Relief, and Economic Security Act

Company	RGC Resources, Inc. or Roanoke Gas Company

COVID-19 or Coronavirus	A pandemic disease that causes respiratory illness similar to the flu with symptoms such as coughing, fever, and in more severe cases, difficulty in breathing

CPCN	Certificate of Public Convenience and Necessity

D.C. Circuit	U. S. Court of Appeals for the District of Columbia

Diversified Energy	Diversified Energy Company, a wholly-owned subsidiary of Resources

DRIP	Dividend Reinvestment and Stock Purchase Plan of RGC Resources, Inc.

DTH	Decatherm (a measure of energy used primarily to measure natural gas)

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act of 1974

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FERC	Federal Energy Regulatory Commission

Fourth Circuit	U.S. Fourth Circuit Court of Appeals

FRA	Fiscal Responsibility Act of 2023, bi-partisan legislation containing certain provisions specific to MVP

GAAP	Generally Accepted Accounting Principles in the United States

HDD	Heating degree day, a measurement designed to quantify the demand for energy. It is the number of degrees that a day’s average temperature falls below 65 degrees Fahrenheit

ICC	Inventory carrying cost revenue, an SCC approved rate structure that mitigates the impact of financing costs on natural gas inventory

IRS	Internal Revenue Service

KEYSOP	RGC Resources, Inc. Key Employee Stock Option Plan

LDI	Liability Driven Investment approach, a strategy which reduces the volatility in the pension plan's funded status and expense by matching the duration of the fixed income investments with the duration of the corresponding pension liabilities

LIBOR	London Inter-Bank Offered Rate

LLC	Mountain Valley Pipeline, L.L.C., a joint venture established to design, construct and operate MVP and Southgate

LNG	Liquefied natural gas, the cryogenic liquid form of natural gas. Roanoke Gas operates and maintains a plant capable of producing and storing up to 200,000 DTH of liquefied natural gas

MGP	Manufactured gas plant

Midstream	RGC Midstream, L.L.C., a wholly-owned subsidiary of Resources created to invest in pipeline projects including MVP and Southgate

MVP

Mountain Valley Pipeline, a FERC-regulated natural gas pipeline project intended to connect the Equitrans' gathering and transmission system in northern West Virginia to the Transco interstate pipeline in south central Virginia with a planned interconnect to Roanoke Gas’ natural gas distribution system

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

SCC	Virginia State Corporation Commission, the regulatory body with oversight responsibilities of the utility operations of Roanoke Gas

SCOTUS	Supreme Court of the United States

SEC	U.S. Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

Southgate

Mountain Valley Pipeline, LLC’s Southgate project, which is a contemplated interstate pipeline that was approved by the FERC to extend from the MVP in south central Virginia to central North Carolina, of which Midstream holds less than a 1% investment

S&P 500 Index	Standard & Poor’s 500 Stock Index

WNA	Weather Normalization Adjustment, an ARP mechanism which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average

Some of the terms above may not be included in this filing

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	September 30,
	Unaudited	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,181,106	$4,898,914
Accounts receivable (less allowance for credit losses of $760,027, and $371,271, respectively)	4,675,325	5,353,270
Materials and supplies	1,744,725	1,228,554
Gas in storage	8,196,154	16,916,651
Prepaid income taxes	1,557,309	3,087,755
Regulatory assets	1,807,709	1,877,468
Interest rate swaps	1,467,312	1,218,211
Other	1,125,290	967,496
Total current assets	25,754,930	35,548,319
UTILITY PROPERTY:
In service	301,644,749	290,940,683
Accumulated depreciation and amortization	(84,658,793)	(80,242,946)
In service, net	216,985,956	210,697,737
Construction work in progress	26,101,591	19,163,337
Utility property, net	243,087,547	229,861,074
OTHER NON-CURRENT ASSETS:
Regulatory assets	5,455,317	5,446,547
Investment in unconsolidated affiliates	15,625,337	13,773,075
Benefit plan assets	369,811	749,341
Deferred income taxes	840,665	1,057,079
Interest rate swaps	3,025,034	3,580,256
Other	607,443	293,552
Total other non-current assets	25,923,607	24,899,850
TOTAL ASSETS	$294,766,084	$290,309,243

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	September 30,
	Unaudited	2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$11,100,000	$1,300,000
Dividends payable	1,975,236	1,915,317
Accounts payable	5,679,904	8,600,919
Capital contributions payable	508	804,506
Customer credit balances	1,140,998	1,400,770
Customer deposits	1,495,493	1,457,610
Accrued expenses	3,319,675	3,668,122
Regulatory liabilities	2,541,001	3,168,066
Total current liabilities	27,252,815	22,315,310
LONG-TERM DEBT:
Notes payable	126,500,000	135,971,200
Less unamortized debt issuance costs	(247,414)	(275,911)
Long-term debt, net	126,252,586	135,695,289
DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
Asset retirement obligations	10,610,503	10,204,079
Regulatory cost of retirement obligations	12,865,747	12,277,796
Benefit plan liabilities	497,854	337,535
Deferred income taxes	3,224,126	3,165,454
Regulatory liabilities	12,821,125	13,223,124
Other	293,515	—
Total deferred credits and other non-current liabilities	40,312,870	39,207,988
STOCKHOLDERS’ EQUITY:
Common stock, $5 par; authorized 20,000,000 shares; issued and outstanding 9,998,435 and 9,820,535 shares, respectively	49,992,175	49,102,675
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	44,238,202	41,479,459
Retained earnings	4,936,504	544,158
Accumulated other comprehensive income	1,780,932	1,964,364
Total stockholders’ equity	100,947,813	93,090,656
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$294,766,084	$290,309,243

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
OPERATING REVENUES:
Gas utility	$13,631,856	$17,226,649	$84,885,600	$69,957,523
Non utility	28,389	33,250	86,637	95,139
Total operating revenues	13,660,245	17,259,899	84,972,237	70,052,662
OPERATING EXPENSES:
Cost of gas - utility	5,003,371	9,221,968	47,092,581	35,461,948
Cost of sales - non utility	4,724	6,626	13,997	15,417
Operations and maintenance	3,845,377	3,593,102	11,856,618	11,525,423
General taxes	588,767	579,709	1,816,046	1,830,171
Depreciation and amortization	2,419,541	2,218,322	7,258,623	6,757,720
Total operating expenses	11,861,780	15,619,727	68,037,865	55,590,679
OPERATING INCOME	1,798,465	1,640,172	16,934,372	14,461,983
Equity in earnings of unconsolidated affiliate	519,482	235	523,581	71,917
Impairment of unconsolidated affiliates	—	—	—	(39,822,213)
Other income, net	6,725	221,141	203,155	888,090
Interest expense	1,423,566	1,102,214	4,188,592	3,310,914
INCOME (LOSS) BEFORE INCOME TAXES	901,106	759,334	13,472,516	(27,711,137)
INCOME TAX EXPENSE (BENEFIT)	214,290	166,807	3,187,409	(7,393,764)
NET INCOME (LOSS)	$686,816	$592,527	$10,285,107	$(20,317,373)
BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.07	$0.06	$1.04	$(2.29)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.07	$0.06	$1.04	$(2.29)
DIVIDENDS DECLARED PER COMMON SHARE	$0.1975	$0.1950	$0.5925	$0.5850

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$686,816	$592,527	$10,285,107	$(20,317,373)
Other comprehensive income (loss), net of tax:
Interest rate swaps	461,130	1,129,736	(227,325)	3,027,509
Defined benefit plans	14,631	(11,191)	43,893	(33,573)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	475,761	1,118,545	(183,432)	2,993,936
COMPREHENSIVE INCOME (LOSS)	$1,162,577	$1,711,072	$10,101,675	$(17,323,437)

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

UNAUDITED

	Nine Months Ended June 30, 2023
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2022	$49,102,675	$41,479,459	$544,158	$1,964,364	$93,090,656
Net Income	—	—	3,256,405	—	3,256,405
Other comprehensive loss	—	—	—	(168,667)	(168,667)
Cash dividends declared ($0.1975 per share)	—	—	(1,957,369)	—	(1,957,369)
Issuance of common stock (31,245 shares)	156,225	512,757	—	—	668,982
Balance - December 31, 2022	$49,258,900	$41,992,216	$1,843,194	$1,795,697	$94,890,007
Net Income	—	—	6,341,886	—	6,341,886
Other comprehensive loss	—	—	—	(490,526)	(490,526)
Cash dividends declared ($0.1975 per share)	—	—	(1,960,156)	—	(1,960,156)
Issuance of common stock (71,567 shares)	357,835	1,139,362	—	—	1,497,197
Balance - March 31, 2023	$49,616,735	$43,131,578	$6,224,924	$1,305,171	$100,278,408
Net Income	—	—	686,816	—	686,816
Other comprehensive income	—	—	—	475,761	475,761
Cash dividends declared ($0.1975 per share)	—	—	(1,975,236)	—	(1,975,236)
Issuance of common stock (75,088 shares)	375,440	1,106,624	—	—	1,482,064
Balance - June 30, 2023	$49,992,175	$44,238,202	$4,936,504	$1,780,932	$100,947,813

	Nine Months Ended June 30, 2022
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2021	$41,875,460	$19,705,387	$39,656,296	$(1,535,434)	$99,701,709
Net Income	—	—	3,584,529	—	3,584,529
Other comprehensive income	—	—	—	351,083	351,083
Cash dividends declared ($0.195 per share)	—	—	(1,642,324)	—	(1,642,324)
Issuance of common stock (13,914 shares)	69,570	230,278	—	—	299,848
Balance - December 31, 2021	$41,945,030	$19,935,665	$41,598,501	$(1,184,351)	$102,294,845
Net Loss	—	—	(24,494,429)	—	(24,494,429)
Other comprehensive income	—	—	—	1,524,308	1,524,308
Cash dividends declared ($0.195 per share)	—	—	(1,909,717)	—	(1,909,717)
Issuance of common stock (1,400,889 shares)	7,004,445	21,043,277	—	—	28,047,722
Balance - March 31, 2022	$48,949,475	$40,978,942	$15,194,355	$339,957	$105,462,729
Net Income	—	—	592,527	—	592,527
Other comprehensive income	—	—	—	1,118,545	1,118,545
Cash dividends declared ($0.195 per share)	—	—	(1,912,178)	—	(1,912,178)
Issuance of common stock (14,520 shares)	72,600	248,401	—	—	321,001
Balance - June 30, 2022	$49,022,075	$41,227,343	$13,874,704	$1,458,502	$105,582,624

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,285,107	$(20,317,373)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,431,251	6,933,866
Cost of retirement of utility property, net	(627,225)	(466,898)
Stock option grants	21,560	5,550
Equity in earnings of unconsolidated affiliate	(523,581)	(71,917)
Impairment of unconsolidated affiliates	—	39,822,213
Allowance for funds used during construction	(184,619)	—
Changes in assets and liabilities which provided (used) cash, exclusive of changes and noncash transactions shown separately	7,231,786	(6,108,461)
Net cash provided by operating activities	23,634,279	19,796,980
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for utility property	(19,368,974)	(17,430,913)
Investment in unconsolidated affiliates	(2,132,679)	(4,345,712)
Proceeds from disposal of utility property	37,674	53,239
Net cash used in investing activities	(21,463,979)	(21,723,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	1,103,800	33,339,000
Repayments of notes payable	(775,000)	(25,000,000)
Borrowings under line-of-credit	26,946,775	34,423,129
Repayments under line-of-credit	(26,946,775)	(52,052,026)
Debt issuance expenses	(10,749)	(51,732)
Proceeds from issuance of stock	3,626,683	28,663,021
Cash dividends paid	(5,832,842)	(5,101,881)
Net cash provided by (used in) financing activities	(1,888,108)	14,219,511
NET INCREASE IN CASH AND CASH EQUIVALENTS	282,192	12,293,105
BEGINNING CASH AND CASH EQUIVALENTS	4,898,914	1,518,317
ENDING CASH AND CASH EQUIVALENTS	$5,181,106	$13,811,422

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present Resources' financial position as of June 30, 2023, cash flows for the nine months ended June 30, 2023 and 2022, and the results of its operations, comprehensive income, and changes in stockholders' equity for the three and nine months ended June 30, 2023 and 2022. The results of operations for the three and nine months ended June 30, 2023 are not indicative of the results to be expected for the fiscal year ending September 30, 2023 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

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

Recently Issued or Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In combination with ASU 2021-01 and ASU 2022-06, the ASU provides temporary optional guidance to ease the potential burden in accounting for and recognizing the effects of reference rate change on financial reporting. The new guidance applies specifically to contracts and hedging relationships that reference LIBOR, or any other referenced rate that is expected to be discontinued due to reference rate reform. The new guidance is effective for the Company through December 31, 2024. The Intercontinental Exchange Benchmark Administration, the administrator for LIBOR and other inter-bank offered rates, announced that the LIBOR rates for one-day, one-month, six-month and one-year would cease publication in June 2023 and that no new financial contracts may use LIBOR after December 31, 2021. Subsequent to June 30, 2023, the one-day, one-month, six-month, and one-year LIBOR settings will continue to be published under an unrepresentative synthetic methodology until the end of September 2024 in order to bridge the transition to other reference rates. The Company has transitioned all but one LIBOR based variable rate note to a new reference rate as of June 30, 2023.  Each of the revised notes has a corresponding swap that was also transitioned to align with the related notes.  The last variable rate note is expected to transition from LIBOR during the fourth quarter of fiscal 2023.  See Note 7 and Note 9 for more information.

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

During fiscal 2023, 177,900 shares of common stock have been issued through June 30, 2023 related to the DRIP, Restricted Stock, stock option exercises and ATM activity.

3.	Revenue

The Company assesses new contracts and identifies related performance obligations for promises to transfer distinct goods or services to the customer.  Revenue is recognized when performance obligations have been satisfied.  In the case of Roanoke Gas, the Company contracts with its customers for the sale and/or delivery of natural gas.

The following tables summarize revenue by customer, product and income statement classification:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$7,405,959	$—	$7,405,959	$9,065,659	$—	$9,065,659
Commercial	4,459,667	—	4,459,667	6,340,569	—	6,340,569
Industrial and Transportation	1,354,678	—	1,354,678	1,557,090	—	1,557,090
Other	170,160	28,389	198,549	128,540	33,250	161,790
Total contracts with customers	13,390,464	28,389	13,418,853	17,091,858	33,250	17,125,108
Alternative Revenue Programs	241,392	—	241,392	134,791	—	134,791
Total operating revenues	$13,631,856	$28,389	$13,660,245	$17,226,649	$33,250	$17,259,899

	Nine Months Ended June 30, 2023			Nine Months Ended June 30, 2022
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$48,148,235	$—	$48,148,235	$40,382,660	$—	$40,382,660
Commercial	28,502,754	—	28,502,754	23,213,599	—	23,213,599
Industrial and Transportation	4,508,997	—	4,508,997	4,222,342	—	4,222,342
Other	855,079	86,637	941,716	490,403	95,139	585,542
Total contracts with customers	82,015,065	86,637	82,101,702	68,309,004	95,139	68,404,143
Alternative Revenue Programs	2,870,535	—	2,870,535	1,648,519	—	1,648,519
Total operating revenues	$84,885,600	$86,637	$84,972,237	$69,957,523	$95,139	$70,052,662

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

Customer accounts receivable and liabilities

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable(1)	Unbilled revenue(1)	Customer credit balances	Customer deposits
Balance at September 30, 2022	$3,697,431	$1,585,062	$1,400,770	$1,457,610
Balance at June 30, 2023	3,440,361	1,206,943	1,140,998	1,495,493
Increase (decrease)	$(257,070)	$(378,119)	$(259,772)	$37,883

(1) Included in accounts receivable in the condensed consolidated balance sheet. Amounts shown net of reserve for credit losses.

The Company had no significant contract assets or liabilities during the period. Furthermore, the Company did not incur any significant costs to obtain contracts.

RGC RESOURCES, INC. AND SUBSIDIARIES

4.	Income Taxes

The effective tax rate for the three month period ended June 30, 2023 is greater than the corresponding period in fiscal 2022 primarily due to the exercise of stock options.

The effective tax rates for the three and nine month periods ended June 30, 2023 reflected in the table below are less than the combined federal and state statutory rate of 25.74% and the effective tax rate for the nine month period ended June 30, 2022. The decrease in the effective tax rate corresponds to the recognition of a deferred tax asset associated with the impairment of the Company's investment in the LLC in fiscal 2022. The recognition of the impairment resulted in a net loss position for the nine month period ended June 30, 2022 thereby generating a higher effective tax rate as compared to the effective tax rate for the corresponding periods in fiscal 2023.  Excluding the effect of the Midstream impairment, the effective tax rate for the nine month period ended June 30, 2022 would have been 23.6%.  The lower effective tax rates are attributable to additional tax deductions related to the amortization of excess deferred income taxes and R&D credits both deferred as regulatory liabilities.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Effective tax rate	23.8%	22.0%	23.7%	26.7%
Effective tax rate - LLC impairment	—	—	—	25.7%
Effective tax rate excluding LLC impairment	23.8%	22.0%	23.7%	23.6%

The Company files a consolidated federal income tax return and state income tax returns in Virginia and West Virginia, and thus subject to examinations by federal and state tax authorities.  The IRS is currently examining the Company's 2018 and 2019 federal tax returns.  The Company does not have any indication at this time of the outcome.  The Company believes its income tax assets and liabilities are fairly stated as of June 30, 2023 and 2022; however, these assets and liabilities could be adjusted as a result of this examination.  With the amendment of the federal returns for fiscal 2017, 2018 and 2019, these years will remain open for IRS examination for two more years.  Aside from these exceptions, the federal returns and the state returns for Virginia for the tax years ended prior to  September 30, 2017 are no longer subject to examination.  The state returns for West Virginia prior to  September 30, 2019 are no longer subject to examination.

5.	Rates and Regulatory Matters

The SCC exercises regulatory authority over the natural gas operations of Roanoke Gas. Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service, safety standards, service extension and depreciation.

On December 2, 2022, Roanoke Gas filed an application with the SCC seeking an $8.55 million annual increase in non-gas base rates, of which $4.05 million was being recovered through the Company’s SAVE Rider.  Since the Company is seeking recovery of the costs associated with its SAVE plan through its proposed base rates, the Company discontinued its SAVE Plan and SAVE Rider for the remainder of the current fiscal year, effective January 1, 2023.

On December 21, 2022, the SCC issued its Order for Notice and Hearing which authorized the Company to put the proposed rates into effect on January 1, 2023, on an interim basis.  The SCC also established a procedural schedule and set the matter for hearing. The Company expects final resolution of the rate case to occur in late calendar 2023 or early 2024.

The Company has recorded a provision for refund, including interest, associated with customer billings under the new non-gas rates based in part on the history of final awards in previous rate filings, as well as other factors.  The amount of the accrued refund is an estimate, and the final order could result in a rate award that is either more or less than the amount currently reflected in the financial statements.  The SCC audit is still in progress and management will refine its estimates as more information becomes available.

The Company filed an application with the SCC for a new, five-year SAVE Plan and Rider on March 31, 2023 seeking recovery of costs associated with an estimated $8.5 million in SAVE eligible investment in fiscal 2024 and an estimated cumulative investment of $49.5 million over the five-year SAVE Plan ending September 30, 2028.  On July 7, 2023, the SCC Staff filed its report on the Company’s SAVE Plan and Rider in which it recommended approval of the $49.5 million five-year plan with a revenue requirement of approximately $366,000 beginning on October 1, 2023.  The Company expects resolution of this matter in the fourth quarter of fiscal 2023.

RGC RESOURCES, INC. AND SUBSIDIARIES

On May 16, 2022, Roanoke Gas announced a cooperative agreement under which Roanoke Gas and the Western Virginia Water Authority would produce commercial quality RNG from biogas produced at the regional water pollution control plant.  In August 2022, Roanoke Gas filed an application with the SCC seeking approval of a rate adjustment clause to recover the costs associated with constructing, owning, operating and maintaining the renewable natural gas facility.  The application was filed under Chapter 30 of Title 56 of the Code of Virginia.  Chapter 30 allows the Company to accrue AFUDC on the RNG project.  In connection with the RNG project, Roanoke Gas began accruing AFUDC in fiscal 2022 associated with construction of the facility.  The Company has recognized approximately $273,000 of AFUDC since inception of the RNG project.  The Company received a final order from the SCC on January 23, 2023 approving the Company’s application. The RNG facility became operational in March 2023.  The Company began billing customers the RNG rate adjustment on March 1, 2023, at which time the Company ceased recording AFUDC.

On May 30, 2023, the Company filed an application with the SCC to update the RNG Rider with an effective date of October 1, 2023.  The Company expects resolution of this matter in the fourth quarter of fiscal 2023.

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

On July 19, 2022, the SCC approved the application and on August 4, 2022, the housing authority transferred the assets from two apartment complexes to Roanoke Gas. Roanoke Gas recorded these assets and recognized a pre-tax gain of approximately $219,000 during the Company’s fourth quarter of fiscal 2022. The housing authority expects to complete the upgrade and subsequent asset transfer of one apartment complex in fiscal 2023.  The authority is awaiting future funding to complete the two remaining apartment complexes.  The timing of funding and the completion of the asset renewals for these complexes is unknown at this time.

6.	Other Investments

Midstream is an approximately 1% equity investment owner of the LLC constructing the MVP, a 303 mile natural gas inter-state pipeline that is designed to extend from northern West Virginia to southern Virginia.  Since inception, the MVP has encountered various legal and regulatory issues that have delayed the completion of the project.  While under construction, AFUDC has provided the majority of the income recognized by Midstream.  However, due to limited growth construction activities, AFUDC accruals were suspended by the LLC from November 2021 until June 2023 when growth activities resumed as a result of the passage of the FRA. In July 2023, growth activities stopped when the Fourth Circuit issued two stays halting construction for the project, which resulted in the MVP's emergency application to the SCOTUS. Forward construction resumed following the SCOTUS vacating the Fourth Circuit's stays.

Midstream is a less than 1% investor in Southgate, which is being accounted for under the cost method.

On May 4, 2023, Midstream agreed with the LLC’s managing partner and primary interest owner that the primary interest owner would make Midstream’s future capital contributions to the LLC up to the point of project in-service or cancellation, as a result of which Midstream's ownership interest percentage in the LLC as it relates to the MVP project has been and will be proportionately adjusted.

In the second quarter of fiscal 2022, Midstream incurred an other-than-temporary decline in the fair value of its equity investment in the LLC, primarily due to unfavorable decisions by the Fourth Circuit that vacated and remanded key authorizations, which required a pre-tax impairment charge of approximately $39.8 million.  During the fourth quarter of fiscal 2022, Midstream incurred an additional other-than-temporary decline in value in its equity investment in the LLC due to increased uncertainty in the permitting process for the MVP project as a result of legal developments and regulatory uncertainties at that time, as well as macroeconomic pressures primarily due to increased interest rates impacting the discount rate. As a result of the impairment, the carrying value of Midstream’s equity investment in the LLC was further reduced by $15.3 million pre-tax.

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

Midstream reassesses the value of its investment in the LLC on at least a quarterly basis. With the assistance of a valuation specialist, Midstream conducted the quarterly evaluation of its investment in the LLC as of June 30, 2023 and determined that its investment was fairly stated and no further impairment was required.  The fair value of the investment in the LLC was determined under a Level 3 measurement considering the significant assumptions and judgments required in estimating the fair value of the Company's investment in the LLC.

There is risk that Midstream’s equity investment in the LLC may be impaired further in the future. There are continuing, and potential future, legal and regulatory matters related to MVP and Southgate, any of which could affect the ability to complete and/or operate the project, as well as potential macroeconomic factors, changes in interest rates, cost increases, other unanticipated events and legal and regulatory matters that must be resolved.  While macroeconomic factors in and of themselves may not be a direct indicator of impairment, should an impairment indicator be identified in the future, macroeconomic factors such as changes in interest rates could ultimately impact the size and scope of any potential impairment.  Assumptions and estimates utilized in assessing the fair value of Midstream’s investment in the LLC may change depending on the nature or timing of resolutions to the legal and regulatory matters or based on other relevant developments.  Adverse changes in circumstances relevant to the likelihood of project or expansion completion could prompt Midstream, in future assessments, to apply lower probability of project or expansion completion.  Such changes in assumptions or estimates, including discount rates, could have a material adverse effect on the fair value of Midstream’s investment in the LLC and potentially result in additional impairment, which could have a material adverse effect on the results of operations and financial position of Midstream and the Company as a whole.

On July 27, 2023, two recent stays issued by the Fourth Circuit were vacated by the SCOTUS after an emergency application was filed by the LLC, which allowed the project to resume construction in the fourth quarter of fiscal 2023.

Funding for Midstream's investments in the LLC for both MVP and Southgate has been provided through two variable rate unsecured promissory notes, under a non-revolving credit agreement and three additional notes as detailed in Note 9, as well as by equity contributions from Resources.

The Company will participate in the earnings generated from the transportation of natural gas through both pipelines proportionate to its level of investment once the pipelines are placed in service.

RGC RESOURCES, INC. AND SUBSIDIARIES

Investment balances of MVP and Southgate, as of June 30, 2023, are reflected in the table below:

Balance Sheet location:	June 30, 2023	September 30, 2022
Other Assets:
MVP	$15,535,067	$13,689,370
Southgate	90,270	83,705
Investment in unconsolidated affiliates	$15,625,337	$13,773,075

Current Liabilities:
MVP	$—	$804,404
Southgate	508	102
Capital contributions payable	$508	$804,506

	Three Months Ended		Nine Months Ended
Income Statement location:	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Equity in earnings of unconsolidated affiliate	$519,482	$235	$523,581	$71,917

	June 30, 2023	September 30, 2022
Undistributed earnings, net of income taxes, of MVP in retained earnings, excluding impairment	$8,524,294	$8,135,482

The undistributed earnings does not include the impairment of the investment in the LLC.

The change in the investment in unconsolidated affiliates is provided below:

	Nine Months Ended
	June 30, 2023	June 30, 2022
Cash investment	$2,132,679	$4,345,712
Change in accrued capital calls	(803,998)	(1,299,387)
Pre-tax impairment	—	(39,822,213)
Equity in earnings of unconsolidated affiliate	523,581	71,917
Change in investment in unconsolidated affiliates	$1,852,262	$(36,703,971)

RGC RESOURCES, INC. AND SUBSIDIARIES

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included.

	Income Statements
	Three Months Ended		Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
AFUDC	$49,744,717	$—	$49,744,717	$6,883,069
Other income, net	304,093	82,394	723,805	46,576
Net income	$50,048,810	$82,394	$50,468,522	$6,929,645

	Balance Sheets
	June 30, 2023	September 30, 2022
Assets:
Current assets	$360,817,998	$76,474,981
Construction work in progress	6,914,678,901	6,667,146,408
Other assets	9,684,447	8,021,877
Total assets	$7,285,181,346	$6,751,643,266

Liabilities and Equity:
Current liabilities	$128,011,871	$115,061,723
Capital	7,157,169,475	6,636,581,543
Total liabilities and equity	$7,285,181,346	$6,751,643,266

7.	Derivatives and Hedging

The Company’s hedging and derivative policy allows management to enter into derivatives for the purpose of managing the commodity and financial market risks of its business operations, including the price of natural gas and the cost of borrowed funds. This policy specifically prohibits the use of derivatives for speculative purposes.

The Company has five interest rate swaps associated with its variable rate debt as of June 30, 2023. Roanoke Gas has two variable-rate term notes in the amounts of $15 million and $10 million, with corresponding swap agreements to convert the variable interest rates into fixed rates of 2.00% and 2.49%, respectively. Under the provisions of the $10 million note, Roanoke Gas received $5 million on April 1, 2022 and the remaining $5 million on September 30, 2022. Midstream has three swap agreements corresponding to the $14 million, $10 million, and $8 million variable rate term notes. The swap agreements convert these three notes into fixed rate instruments with effective interest rates of 3.24%, 3.14%, and 2.443%, respectively.  The swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income. No portion of the swaps were deemed ineffective during the periods presented.

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

On June 28, 2023, Midstream amended and restated its $14 million and $8 million interest rate swaps initially entered into on June 12, 2019 and November 1, 2021, respectively.  The amendments revised the interest rate swaps' floating rates from LIBOR plus 115 basis points to Daily Simple SOFR plus 126.448 basis points, effective July 1, 2023, to align with the variable interest rates on the $14 million and $8 million Term Notes entered on June 12, 2019 and November 1, 2021, respectively, and subsequently amended and restated on June 28, 2023.  All other terms and requirements of the original interest rate swaps, including the fixed rates of 3.24% and 2.443%, respectively, were retained.  See Note 9 for additional information.

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

On March 24, 2023, Roanoke Gas entered into an unsecured Revolving Note in the principal amount of $25 million.  The Revolving Note replaces the unsecured line-of-credit agreement dated March 31, 2022 and will mature on March 31, 2024.  The Revolving Note's variable interest is based upon Term SOFR plus 110 basis points and provides for multiple tier borrowing limits to accommodate seasonal borrowing demands.  The Company's total borrowing limits during the term of the Revolving Note range from $4 million to $25 million.  As of June 30, 2023, the Company had no outstanding balance under the Revolving Note.

9.	Long-Term Debt

On June 28, 2023, Midstream amended and restated its $14 million and $8 million Term Notes initially entered into on June 12, 2019 and November 1, 2021, respectively.  The amendments revised each of the original Term Note's interest rate from LIBOR plus 115 basis points to Daily Simple SOFR plus 126.448 basis points, effective July 1, 2023.  All other terms and requirements of the Term Notes were retained. In conjunction with the amendment of the Term Notes, Midstream also amended the corresponding interest rate swaps associated with the Term Notes.  The amendments provided for the floating rates on the interest rate swaps to continue to match the rate of the associated notes as well as retain the overall fixed interest rates of 3.24% and 2.443%, respectively.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

On March 31, 2022, Midstream applied $10 million from a cash infusion received from Resources to pay down a corresponding amount on the non-revolving credit facility which in turn reduced the total borrowing capacity from $33 million to $23 million.  On June 30, 2022, Midstream entered into the Fourth Amendment to Credit Agreement and related Promissory Notes.  The Fourth Amendment modified the original Credit Agreement and prior amendments by replacing the 30-day LIBOR plus 1.35% interest on the Promissory Notes with Term SOFR plus 1.50%.  On July 28, 2023, Midstream entered into the Fifth Amendment to Credit Agreement and related Promissory Notes.  The Fifth Amendment revised the interest rate from Term SOFR plus 1.50% to Term SOFR plus 2.00% and extended the maturity date of the Promissory Notes to December 31, 2024. All other terms and requirements remain unchanged.

Long-term debt consists of the following:

	June 30, 2023		September 30, 2022
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior notes payable, at 4.26%, due September 18, 2034	$30,500,000	$108,608	$30,500,000	$115,849
Unsecured term notes payable, at 3.58%, due October 2, 2027	8,000,000	20,468	8,000,000	24,080
Unsecured term notes payable, at 4.41%, due March 28, 2031	10,000,000	24,277	10,000,000	26,627
Unsecured term notes payable, at 3.60%, due December 6, 2029	10,000,000	22,898	10,000,000	25,539
Unsecured term note payable, at 30-day SOFR plus 1.20%, due August 20, 2026 (swap rate at 2.00%)	15,000,000	—	15,000,000	—
Unsecured term note payable, at Term SOFR plus 1.00%, due October 1, 2028 (swap rate at 2.49%)	10,000,000	35,350	10,000,000	28,674
Midstream:
Unsecured term notes payable, at TERM SOFR plus 2.00%, due December 31, 2024	23,000,000	6,229	21,896,200	18,553
Unsecured term note payable, at Daily Simple SOFR plus 1.26448%, due June 12, 2026 (swap rate at 3.24%)	14,000,000	7,223	14,000,000	9,029
Unsecured term note payable, at 30-day LIBOR plus 1.20%, due June 1, 2024 (swap rate at 3.14%)	9,500,000	2,161	9,875,000	3,929
Unsecured term note payable, at Daily Simple SOFR plus 1.26448%, due January 1, 2028 (swap rate at 2.443%)	7,600,000	20,200	8,000,000	23,631
Total long-term debt	137,600,000	247,414	137,271,200	275,911
Less: current maturities of long-term debt	(11,100,000)	—	(1,300,000)	—
Total long-term debt, net current maturities	$126,500,000	$247,414	$135,971,200	$275,911

All debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization and priority indebtedness to not exceed 15% of consolidated total assets.  The $15 million and $10 million notes have an interest coverage ratio requirement of 1.5, which excludes the effect of the non-cash impairments on the LLC investments.  The Company was in compliance with all debt covenants as of  June 30, 2023 and September 30, 2022.

RGC RESOURCES, INC. AND SUBSIDIARIES

10.	Other Comprehensive Income (Loss)

A summary of other comprehensive income and loss is provided below:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Three Months Ended June 30, 2023
Interest rate swaps:
Unrealized gains	$1,111,338	$(286,058)	$825,280
Transfer of realized gains to interest expense	(490,371)	126,221	(364,150)
Net interest rate swaps	620,967	(159,837)	461,130
Defined benefit plans:
Amortization of actuarial losses	19,703	(5,072)	14,631
Other comprehensive income	$640,670	$(164,909)	$475,761
Three Months Ended June 30, 2022
Interest rate swaps:
Unrealized gains	$1,409,027	$(362,683)	$1,046,344
Transfer of realized losses to interest expense	112,297	(28,905)	83,392
Net interest rate swaps	1,521,324	(391,588)	1,129,736
Defined benefit plans:
Amortization of actuarial gains	(15,070)	3,879	(11,191)
Other comprehensive income	$1,506,254	$(387,709)	$1,118,545

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Nine Months Ended June 30, 2023
Interest rate swaps:
Unrealized gains	$894,741	$(230,304)	$664,437
Transfer of realized gains to interest expense	(1,200,862)	309,100	(891,762)
Net interest rate swaps	(306,121)	78,796	(227,325)
Defined benefit plans:
Amortization of actuarial losses	59,109	(15,216)	43,893
Other comprehensive loss	$(247,012)	$63,580	$(183,432)
Nine Months Ended June 30, 2022
Interest rate swaps:
Unrealized gains	$3,628,885	$(934,073)	$2,694,812
Transfer of realized losses to interest expense	448,020	(115,323)	332,697
Net interest rate swaps	4,076,905	(1,049,396)	3,027,509
Defined benefit plans:
Amortization of actuarial gains	(45,210)	11,637	(33,573)
Other comprehensive income	$4,031,695	$(1,037,759)	$2,993,936

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Reconciliation of Accumulated Other Comprehensive Income (Loss)

			Accumulated
			Other
	Interest Rate	Defined Benefit	Comprehensive
	Swaps	Plans	Income (Loss)
Balance at September 30, 2022	$3,563,341	$(1,598,977)	$1,964,364
Other comprehensive income (loss)	(227,325)	43,893	(183,432)
Balance at June 30, 2023	$3,336,016	$(1,555,084)	$1,780,932

11.	Commitments and Contingencies

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

Basic earnings per common share for the three and nine months ended June 30, 2023 and 2022 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares.

A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$686,816	$592,527	$10,285,107	$(20,317,373)
Weighted average common shares	9,939,843	9,798,700	9,893,454	8,889,359
Effect of dilutive securities:
Options to purchase common stock	3,028	5,589	5,767	—
Diluted average common shares	9,942,871	9,804,289	9,899,221	8,889,359
Earnings (loss) per share of common stock:
Basic	$0.07	$0.06	$1.04	$(2.29)
Diluted	$0.07	$0.06	$1.04	$(2.29)

RGC RESOURCES, INC. AND SUBSIDIARIES

13.	Employee Benefit Plans

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Components of net periodic pension cost (benefit):
Service cost	$91,635	$162,072	$274,905	$486,216
Interest cost	343,025	253,279	1,029,075	759,837
Expected return on plan assets	(308,149)	(457,888)	(924,447)	(1,373,664)
Recognized loss	79,181	36,600	237,543	109,800
Net periodic pension cost (benefit)	$205,692	$(5,937)	$617,076	$(17,811)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Components of postretirement benefit cost (benefit):
Service cost	$11,475	$24,450	$34,425	$73,350
Interest cost	155,156	110,930	465,468	332,790
Expected return on plan assets	(116,012)	(166,541)	(348,036)	(499,623)
Net postretirement benefit cost (benefit)	$50,619	$(31,161)	$151,857	$(93,483)

The components of net periodic benefit cost, excluding the service cost component, are included in other income, net in the condensed consolidated statements of income. Service cost is included under operations and maintenance expense in the condensed consolidated statements of income.

For the three and nine month periods ended June 30, 2023, no funding contributions were made to the pension plan or postretirement plan. The Company is not planning any funding contributions to either plan for the remainder of fiscal 2023.

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy:

	Fair Value Measurements - June 30, 2023
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps	$4,492,346	$—	$4,492,346	$—
Total	$4,492,346	$—	$4,492,346	$—

Liabilities:
Natural gas purchases	$1,452,442	$—	$1,452,442	$—
Total	$1,452,442	$—	$1,452,442	$—

	Fair Value Measurements - September 30, 2022
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps	$4,798,467	$—	$4,798,467	$—
Total	$4,798,467	$—	$4,798,467	$—

Liabilities:
Natural gas purchases	$1,295,225	$—	$1,295,225	$—
Total	$1,295,225	$—	$1,295,225	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

See Note 6 for discussion on the fair value assumptions of the Company's investment in the LLC.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At June 30, 2023 and September 30, 2022, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements:

	Fair Value Measurements - June 30, 2023
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$11,100,000	$—	$—	$11,100,000
Notes payable	126,500,000	—	—	123,002,182
Total	$137,600,000	$—	$—	$134,102,182

	Fair Value Measurements - September 30, 2022
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$1,300,000	$—	$—	$1,300,000
Notes payable	135,971,200	—	—	130,266,252
Total	$137,271,200	$—	$—	$131,566,252

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying Treasury rate or other Treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. No individual customer amounted to more than 5% of total accounts receivable at  June 30, 2023 and one customer amounted to approximately 5.1% of total receivables at  September 30, 2022. The Company maintains certain credit standards with its customers and requires a customer deposit if warranted.

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

Parent and Other - The category parent and other includes the unregulated activities of the Company as well as certain corporate eliminations.

Information related to the Company's segments are provided below:

	Three Months Ended June 30, 2023
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$13,631,856	$—	$28,389	$13,660,245
Depreciation	2,419,541	—	—	2,419,541
Operating income (loss)	1,839,910	(63,766)	22,321	1,798,465
Equity in earnings	—	519,482	—	519,482
Interest expense	808,384	615,182	—	1,423,566
Income (loss) before income taxes	1,039,212	(160,402)	22,296	901,106

	Three Months Ended June 30, 2022
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$17,226,649	$—	$33,250	$17,259,899
Depreciation	2,218,322	—	—	2,218,322
Operating income (loss)	1,677,714	(62,722)	25,180	1,640,172
Equity in earnings	—	235	—	235
Interest expense	748,020	354,194	—	1,102,214
Income (loss) before income taxes	1,147,894	(413,857)	25,297	759,334

	Nine Months Ended June 30, 2023
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$84,885,600	$—	$86,637	$84,972,237
Depreciation	7,258,623	—	—	7,258,623
Operating income (loss)	17,034,575	(169,217)	69,014	16,934,372
Equity in earnings	—	523,581	—	523,581
Interest expense	2,441,296	1,747,296	—	4,188,592
Income (loss) before income taxes	14,798,527	(1,394,950)	68,939	13,472,516

	Nine Months Ended June 30, 2022
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$69,957,523	$—	$95,139	$70,052,662
Depreciation	6,757,720	—	—	6,757,720
Operating income (loss)	14,610,869	(223,269)	74,383	14,461,983
Equity in earnings	—	71,917	—	71,917
Impairment of investments in affiliates	—	(39,822,213)	—	(39,822,213)
Interest expense	2,263,921	1,046,993	—	3,310,914
Income (loss) before income taxes	13,224,278	(41,010,233)	74,818	(27,711,137)

RGC RESOURCES, INC. AND SUBSIDIARIES

	June 30, 2023
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$263,822,583	$16,294,673	$14,648,828	$294,766,084

	September 30, 2022
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$258,519,230	$13,838,108	$17,951,905	$290,309,243

16.	Regulatory Assets and Liabilities

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

Regulatory assets included in the Company’s accompanying balance sheets are as follows:

	June 30, 2023	September 30, 2022
Assets:
Current Assets:
Regulatory assets:
Accrued WNA revenues	$1,227,171	$193,518
Under-recovery of gas costs	—	1,316,580
Under-recovery of RNG revenues	414,623	—
Accrued pension and postretirement medical	59,477	237,911
Other deferred expenses	106,438	129,459
Total current	1,807,709	1,877,468
Utility Property:
In service:
Other	11,945	11,945
Construction work in progress:
AFUDC	645,961	461,342
Other Non-Current Assets:
Regulatory assets:
Premium on early retirement of debt	1,284,606	1,370,246
Accrued pension and postretirement medical	3,894,561	3,894,561
Other deferred expenses	276,150	181,740
Total non-current	5,455,317	5,446,547

Total regulatory assets	$7,920,932	$7,797,302

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory liabilities included in the Company’s accompanying balance sheets are as follows:

	June 30, 2023	September 30, 2022
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Over-recovery of gas costs	$448,602	$—
Over-recovery of SAVE Plan revenues	179,507	158,847
Rate refund	976,108	—
Deferred income taxes	460,448	363,297
Supplier refunds	298,270	2,484,992
Other deferred liabilities	178,066	160,930
Total current	2,541,001	3,168,066
Deferred Credits and Other Non-Current Liabilities:
Asset retirement obligations	10,610,503	10,204,079
Regulatory cost of retirement obligations	12,865,747	12,277,796
Regulatory liabilities:
Deferred income taxes	12,791,007	13,193,006
Other	30,118	30,118
Total non-current	36,297,375	35,704,999

Total regulatory liabilities	$38,838,376	$38,873,065

As of June 30, 2023 and September 30, 2022, the Company had regulatory assets in the amount of $7,908,987 and $7,785,357, respectively, on which the Company did not earn a return during the recovery period.

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

Despite recent legislation to expedite the completion of the MVP project passed by the US Congress and signed into law by the President, the Fourth Circuit again stayed the permits necessary to complete the remaining sections of the pipeline.  In response to the Fourth Circuit's actions, the LLC filed a petition with the SCOTUS to request relief from the stays issued by the Fourth Circuit.  On July 27, 2023, the SCOTUS granted the relief requested by the LLC and vacated the stays issued by the Fourth Circuit, allowing construction to immediately resume on the MVP.  See Note 6 and the Equity Investment in Mountain Valley Pipeline section for more information.

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

Beginning January 1, 2023, Roanoke Gas implemented new, non-gas base rates designed to provide $8.55 million in additional annual revenues in response to higher operating costs and to recover its investment in non-SAVE related projects since the last non-gas base rate increase in fiscal 2019.  Revenues from the SAVE Plan and Rider were incorporated into the new non-gas base rates.  These additional revenues are subject to refund pending audit and hearing with a final order by the SCC, expected in the latter part of calendar 2023 or early 2024.  See the Regulatory section for additional information.

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

The SAVE Plan and Rider provides the Company with a mechanism through which it recovers costs related to SAVE qualified infrastructure investments on a prospective basis, until a rate application is filed incorporating these investments in non-gas base rates. The SAVE Plan and Rider was reset effective January 1, 2023 when the recovery of all prior SAVE Plan investment was incorporated into the new non-gas rates. Accordingly, SAVE Plan revenues decreased by approximately $1,242,000 for the nine month period ended June 30, 2023 compared to the same period last year, reflecting the movement of the SAVE Plan revenues into the new non-gas base rates on January 1, 2023.  Management expects to restart the SAVE Plan and Rider in fiscal 2024 in order to incorporate new qualified SAVE infrastructure investment incurred but not reflected in the new non-gas base rates.

RGC RESOURCES, INC. AND SUBSIDIARIES

The WNA mechanism reduces the volatility in earnings due to the variability in temperatures during the heating season. The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when weather is colder than normal. The WNA allows the Company to recover from its customers the lost margin (excluding gas costs) from warmer than normal weather and correspondingly requires the Company to refund the excess margin earned for colder than normal weather. The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day and thereby estimates the revenue adjustment based on weather variance from normal. Any billings or refunds related to the WNA are completed following each WNA year, which extends for the 12-month period from April to March.  For the three and nine months ended June 30, 2023, the Company accrued approximately $290,000 and $2,902,000 in additional revenues under the WNA model for weather that was 18% and 15% warmer than normal, respectively, compared to approximately $194,000 and $1,994,000 in additional revenues for weather that was 14% and 13% warmer than normal for the respective periods last year.  The most recent WNA year ended on March 31, 2023, and the $2.8 million WNA balance is being billed over a three month period that began in May 2023.

The Company also has an approved rate structure that mitigates the impact of the financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue by applying the ICC factor, based on the Company’s weighted-average cost of capital, including interest rates on short-term and long-term debt, and the Company’s authorized return on equity, to the average cost of natural gas inventory during the period. Total ICC revenues increased by approximately $55,000 and $366,000, respectively, for the three and nine month periods ended June 30, 2023, compared to the corresponding periods last year, as the higher natural gas commodity prices paid for during last summer's storage injections resulted in elevated storage costs.  The cost of natural gas delivered into storage during the current year is approximately half of the prices experienced during fiscal 2022, which should moderate the level of increase in ICC revenues for the remainder of the current fiscal year and result in lower ICC revenues in fiscal 2024.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Three Months Ended June 30, 2023:

Net income increased by $94,289 for the three months ended June 30, 2023, compared to the same period last year, primarily due to the implementation of new non-gas base rates effective January 1, 2023 and AFUDC on MVP.

The tables below reflect operating revenues, volume activity and heating degree-days.

	Three Months Ended June 30,
	2023	2022	Decrease	Percentage
Operating Revenues
Gas Utility	$13,631,856	$17,226,649	$(3,594,793)	(21)%
Non Utility	28,389	33,250	(4,861)	(15)%
Total Operating Revenues	$13,660,245	$17,259,899	$(3,599,654)	(21)%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	881,001	897,316	(16,315)	(2)%
Transportation and Interruptible	1,007,287	1,058,104	(50,817)	(5)%
Total Delivered Volumes	1,888,288	1,955,420	(67,132)	(3)%
HDD	272	288	(16)	(6)%

Total operating revenues for the three months ended June 30, 2023, compared to the same period last year, decreased by 21% due to significantly lower natural gas commodity prices more than offsetting the implementation of a non-gas base rate increase and higher ICC revenues.  Natural gas commodity prices averaged approximately $3.00 per dekatherm during the quarter compared to $7.40 per dekatherm for the corresponding quarter in the prior year.  Accordingly, the Company adjusted the PGA component of its rates to reflect the reduction in natural gas costs.  As discussed above, Roanoke Gas placed new non-gas base rates into effect for natural gas service rendered on or after January 1, 2023, subject to refund.  These new non-gas base rates are expected to generate approximately $8.55 million in additional annual revenues, including revenues previously recognized through the SAVE Plan and Rider.  Approximately 75% of the non-gas base rate increase was allocated to the volumetric component; and as such, a greater portion of the increase will be recognized during the winter heating season due to the higher energy demands.  SAVE Plan revenues declined as the SAVE Rider was reset due to the incorporation of these revenues into the new non-gas base rates.  The SAVE Plan and Rider should resume in fiscal 2024.  Additionally, ICC revenues increased due to higher commodity prices of gas in storage.  Total heating degree days decreased by 6% from the same period last year resulting in a 2% decline in the weather sensitive residential and commercial deliveries.  Transportation and interruptible volumes declined by 5% as the single, multi-fuel customer that had been utilizing natural gas as its primary fuel source reduced its consumption during the quarter.

	Three Months Ended June 30,
	2023	2022	Increase / (Decrease)	Percentage
Gross Utility Margin
Gas Utility Revenues	$13,631,856	$17,226,649	$(3,594,793)	(21)%
Cost of Gas - Utility	5,003,371	9,221,968	(4,218,597)	(46)%
Gross Utility Margin	$8,628,485	$8,004,681	$623,804	8%

Gross utility margin increased from the same period last year primarily as a result of the aforementioned implementation of new non-gas base rates, WNA and RNG revenue, offset by the reduction in SAVE revenues.  The WNA adjusted volumetric margin increased by approximately $654,000 and base charge revenues increased by approximately $466,000 due to the non-gas base rate increase.  However, SAVE revenues decreased by approximately $820,000 as these revenues are now reflected in the increased volumetric and base charge rates.  As less than half of the revenues collected through the fixed charge SAVE Rider were incorporated into the new customer base charge rates, more of the revenues previously recognized through the SAVE Plan monthly charge are incorporated into the weather sensitive volumetric rates.  The RNG Rider, implemented earlier this year, contributed an additional $283,000 to margin.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of and the change in gas utility margin are summarized below:

	Three Months Ended June 30,		Increase/
	2023	2022	(Decrease)
Customer Base Charge	$4,116,124	$3,650,419	$465,705
ICC	138,850	84,258	54,592
SAVE Plan	—	820,297	(820,297)
Volumetric	3,769,708	3,211,907	557,801
WNA	289,887	193,517	96,370
RNG	282,606	—	282,606
Other Revenues	31,310	44,283	(12,973)
Total	$8,628,485	$8,004,681	$623,804

Operations and maintenance expenses increased by $252,275, or 7%, from the same period last year primarily due higher compensation costs and contracted services, increased corporate insurance and reduced level of capitalized construction overheads, partially offset by lower bad debt expense.  Compensation costs and contracted services increased by approximately $122,000 due to increased staffing and inflationary impact on salaries and costs. Corporate insurance premiums increased by approximately $38,000 due to market conditions. Total capitalized construction overheads declined by approximately $115,000 due to a reduction in direct construction expenditures related to Roanoke Gas capital projects compared to the same period last year.  Bad debt expense decreased by approximately $111,000 as the prior year reflected higher delinquent balances after emerging from legislative imposed COVID restrictions. Year end write-offs are expected to be at elevated levels; however, collection activities are beginning to return to pre-COVID patterns.

General taxes increased by $9,058, or 2%, primarily due to increase in payroll taxes related to staffing and compensation, net of lower property taxes associated with reductions in the assessed values of property reported by the SCC more than offsetting an increase in gross utility property.

Depreciation expense increased by $201,219, or 9%, on a comparable increase in utility property balances.

Equity in earnings of unconsolidated affiliate increased by $519,247 as AFUDC was recognized by the LLC in June 2023 associated with the resumption of construction activities on the MVP.

Other income, net decreased by $214,416, or 97%, primarily due to an increase of approximately $375,000 in the non-service cost components of net periodic benefit costs arising from the effect of much higher interest rates on the actuarial expense calculation.  Roanoke Gas also recognized approximately $99,000 in interest income related to higher investment returns on available cash and interest received on corporate income tax refunds.

Interest expense increased by $321,352, or 29%, as the weighted-average interest rate on total debt increased from 3.32% during the third quarter of fiscal 2022 to 3.98% during the third quarter of fiscal 2023, while total daily average debt outstanding increased by nearly 6%.  The increase in the weighted-average interest rate was primarily associated with Roanoke Gas' variable rate line-of-credit and Midstream's credit facility.

Roanoke Gas' interest expense increased by $60,364 primarily due to the increase in the interest rate on the variable rate line-of-credit and the funding of the delayed draw note in 2022.

Midstream's interest expense increased by $260,988 primarily due to rising interest rates on its credit facility.  Total average outstanding debt increased by $2.3 million over the same quarter last year due to the funding of MVP and Southgate.

Income tax expense increased by $47,483 due to the increase in pre-tax income.  The effective tax rate was 23.8% and 22.0% for the three month periods ended June 30, 2023 and 2022, respectively. The effective tax rate is below the combined statutory state and federal rate due to the amortization of excess deferred taxes and R&D tax credits.

RGC RESOURCES, INC. AND SUBSIDIARIES

Nine Months Ended June 30, 2023:

Net income increased by $30,602,480 from a $20,317,373 net loss position to a $10,285,107 net income position for the nine months ended June 30, 2023, compared to the same period last year, due to the prior year impairment of the Company's investment in the LLC.  Excluding the after tax effect of the impairment, net income would have increased by approximately $1,031,000 over the same period last year.

The tables below reflect operating revenues, volume activity and heating degree-days.

	Nine Months Ended June 30,		Increase/
	2023	2022	(Decrease)	Percentage
Operating Revenues
Gas Utility	$84,885,600	$69,957,523	$14,928,077	21%
Non Utility	86,637	95,139	(8,502)	(9)%
Total Operating Revenues	$84,972,237	$70,052,662	$14,919,575	21%
Delivered Volumes
Regulated Natural Gas (DTH)
Residential and Commercial	5,874,740	6,029,608	(154,868)	(3)%
Transportation and Interruptible	2,770,895	2,856,005	(85,110)	(3)%
Total Delivered Volumes	8,645,635	8,885,613	(239,978)	(3)%
HDD	3,282	3,367	(85)	(3)%

Total operating revenues for the nine months ended June 30, 2023, compared to the same period last year, increased by 21% due to higher natural gas commodity prices during the first six months of fiscal 2023, the implementation of a non-gas rate increase net of reduction in SAVE revenues and higher ICC revenues and implementation of the RNG Rider.  Natural gas commodity prices averaged approximately $6.45 per dekatherm during the current fiscal year compared to $4.20 per dekatherm for the corresponding period last year.  As discussed above, commodity prices during the third quarter of fiscal 2023 declined, reducing the overall period-over-period increase in price.  The non-gas base rate increase implemented in January 2023 contributed to the increase in revenues with customer base charge revenues and volumetric revenues rising by approximately $1.66 million, net of a 3% decline in gas deliveries.  SAVE revenues declined due to the inclusion of the cumulative SAVE investment in the new non-gas base rates.  Both residential and commercial deliveries decreased by 3% corresponding to the comparable decline in heating degree days.  The less weather sensitive transportation and interruptible volumes declined by 3% as two-thirds of the decline was attributable to a reduction in consumption by the single, multi-fuel customer that has been utilizing natural gas as its primary fuel source.  The consumption pattern for this customer is based on several factors and therefore is subject to significant fluctuations in usage.    Additionally,  ICC revenues increased due to higher average balances of natural gas in storage and a new revenue stream was added as a result of the new RNG facility.

	Nine Months Ended June 30,
	2023	2022	Increase	Percentage
Gross Utility Margin
Gas Utility Revenues	$84,885,600	$69,957,523	$14,928,077	21%
Cost of Gas - Utility	47,092,581	35,461,948	11,630,633	33%
Gross Utility Margin	$37,793,019	$34,495,575	$3,297,444	10%

Gross utility margin increased from the same period last year primarily as a result of the aforementioned higher non-gas base rates, net of SAVE, higher ICC revenues and the addition of RNG revenues.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of and the change in gas utility margin are summarized below:

	Nine Months Ended June 30,		Increase/
	2023	2022	(Decrease)
Customer Base Charge	$11,767,572	$10,953,414	$814,158
ICC	726,426	360,100	366,326
SAVE Plan	1,049,310	2,291,662	(1,242,352)
Volumetric	20,853,102	18,766,158	2,086,944
WNA	2,902,341	1,993,938	908,403
RNG	365,615	—	365,615
Other Revenues	128,653	130,303	(1,650)
Total	$37,793,019	$34,495,575	$3,297,444

Operations and maintenance expenses increased by $331,195, or 3%, over the same period last year primarily due to higher compensation costs and contracted services and corporate insurance premiums, partially offset by greater capitalized overheads and lower bad debt expense. Compensation costs and contracted services increased by approximately $478,000 due to increased staffing and the effects of inflation on salary and contracted services.  Corporate insurance premiums related to property and liability insurance increased by approximately $103,000 due to insurance market conditions.  Total capitalized construction overheads increased by approximately $172,000 due to higher direct construction expenditures related to Roanoke Gas capital projects.  Bad debt expense declined by approximately $223,000 as customer delinquencies continued to reflect improvement.

General taxes decreased by $14,125, or 1%, primarily due to lower property taxes associated with reductions in the assessed values of property reported by the SCC more than offsetting an increase in payroll taxes related to staffing and compensation.

Depreciation expense increased by $500,903, or 7%, on increases in utility property balances.

Equity in earnings of unconsolidated affiliate increased by $451,664 as AFUDC associated with the resumption of construction activities on the MVP was recognized.

Impairment of unconsolidated affiliates includes $39,822,213 for an other-than-temporary write down of the Company's investment in the LLC as a result of the Company's valuation assessment during the prior fiscal year.  See Equity Investment in Mountain Valley Pipeline for more information regarding the Company's investment in the LLC.

Other income, net decreased by $684,935, or 77%, primarily due to an increase of approximately $1,127,000 in the non-service cost components of net periodic benefit costs arising from the effect of much higher interest rates on the actuarial expense calculation.  Roanoke Gas also recognized approximately $146,000 in AFUDC related to the RNG project during the current period and approximately $131,000 in interest income related to higher investment returns on available cash and interest received on corporate income tax refunds.

Interest expense increased by $877,678, or 27%, primarily due to the increase in the interest rates on the Company's variable rate debt including Roanoke Gas' line-of-credit and Midstream's credit facility.  Total daily average debt decreased by approximately $1.1 million from the same period last year.

Roanoke Gas' interest expense increased by $177,375 primarily due to the increase in the interest rate on the variable rate line-of-credit and the funding of the delayed draw note in 2022.

Midstream's interest expense increased by $700,303 due to rising interest rates on its credit facility more than offsetting a $2.6 million decline in the average daily debt balance outstanding due to the approximate $4.3 million equity infusion from Resources during fiscal 2023.

Income tax expense increased by $10,581,173 as a result of the recognition of the impairment in March 2022 on the Company's investment in the LLC.  The effective tax rate was 23.7% and 26.7% for the  nine month periods ended June 30, 2023 and 2022, respectively.  Excluding the impairment and the associated tax, the effective tax rate would have been 23.6% for the nine month period ended June 30, 2022.  The effective tax rate is below the combined statutory state and federal rate due to the amortization of excess deferred taxes and R&D tax credits.

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

Equity Investment in Mountain Valley Pipeline

In October 2017, FERC issued the CPCN for the MVP project, and in the first quarter of calendar 2018, the LLC commenced construction.

The MVP project has been subject to repeated, significant delays and cost increases resulting from legal challenges and regulatory setbacks, particularly in respect to litigation in the Fourth Circuit.

Notwithstanding prior setbacks, the LLC continued to engage in pursuing the authorizations necessary under applicable law from the relevant agencies to complete the MVP project, including on February 28, 2023, the U.S. Department of the Interior’s Fish and Wildlife Service (FWS) issuing a new Biological Opinion and Incidental Take Statement (2023 BiOp) for the MVP project and in May 2023, the U.S. Forest Service and Bureau of Land Management issuing authorizations related to MVP’s segment in the Jefferson National Forest (JNF). In conjunction with the pursuit of outstanding authorizations, the LLC’s primary interest owner urged the United States Congress to expeditiously pass, and for there to be enacted, federal energy infrastructure permitting reform legislation that specifically requires the completion of the MVP project.

On June 3, 2023 the FRA was signed into law.  The bipartisan legislation, among other things, ratified and approved all permits and authorizations necessary for the construction and initial operation of the MVP, directed the applicable federal officials and agencies to maintain such authorizations, required the Secretary of the Army to issue not later than June 24, 2023 all permits or verifications necessary to complete construction of the MVP and allow for the MVP’s operation and maintenance, and divested courts of jurisdiction to review agency actions on approvals necessary for MVP construction and initial operation.

Thereafter, on June 8, 2023, the West Virginia Department of Environmental Protection issued a new Section 401 water quality certification for the MVP project, on June 23, 2023, the Huntington, Pittsburgh and Norfolk Districts of the U.S. Army Corps of Engineers issued the LLC an Individual Permit to effect approximately 300 water crossings utilizing open cut techniques, and, on June 28, 2023, the FERC authorized the LLC to resume all construction activities in all MVP project locations, and the LLC recommenced forward construction activity.

Project opponents continue to challenge MVP project-related authorizations. In connection with such challenges, on July 10, 2023, the Fourth Circuit issued a stay decision to halt construction in the JNF.  On July 11, 2023, the Fourth Circuit issued a stay of the 2023 BiOp, effectively halting forward construction for the entirety of the MVP project.  On July 14, 2023, the LLC filed an emergency application in the SCOTUS to vacate both stay decisions issued by the Fourth Circuit.

On July 27, 2023, the SCOTUS vacated the Fourth Circuit stays of July 10, 2023 and July 11, 2023; the LLC subsequently resumed construction, with the intention to complete the four to five months of remaining construction activity as promptly as practicable, with the target of year-end 2023.

RGC RESOURCES, INC. AND SUBSIDIARIES

The LLC’s managing partner publicly indicated that should construction be completed by calendar year-end 2023, the managing partner believes that the total project cost, excluding AFUDC, would be approximately $6.6 billion.

Completion of the MVP project, and the timing and cost thereof, remains subject to a variety of risks, including, among other things, construction-related risks, as have been in certain cases and may be affected by factors such as weather, crew productivity, the need to apply complex construction techniques and adhere to permit requirements, continued project opposition, including physical interference with construction, and restrictions which may be in effect on construction at varying points and locations during the construction calendar. For example, certain bores could require greater construction time than projected. Further, since the recommencement of forward construction, project opponents also have increased actions intended to disrupt the MVP Joint Venture’s operations, including protesting construction efforts and acts of vandalism. Additionally, the ability to construct in certain areas of the project in the second half of 2023, including certain remaining water crossings, may be affected by restrictions imposed to protect endangered or threatened species. Further, there remains pending litigation relating to the project.

Management conducted an assessment of its investment in the LLC in accordance with the provisions of ASC 323, Investments - Equity Method and Joint Ventures. This assessment included a third-party valuation.  As a result of its evaluations in fiscal 2022, management concluded that the investment in the LLC sustained other-than-temporary declines in fair value as of February 22, 2022 and as of September 30, 2022 and recorded pre-tax impairment losses of approximately $39.8 million and $15.3 million in its second and fourth quarter operating results, respectively. Management re-evaluated its investment as of June 30, 2023 and concluded that its investment was fairly stated and no additional impairment was required.  Management will continue monitoring the status of MVP for circumstances that may lead to future impairments, including legal and regulatory. If necessary, the amount and timing of any further impairment would be dependent on the specific circumstances, including changes to probabilities of completion, and changes in the assumed future cash flows, and discount rate at the time of evaluation.

Midstream has utilized the $23 million of borrowing capacity under its non-revolving credit facility.  Effective November 1, 2021, the borrowing capacity under this credit facility was reduced to $33 million as $8 million of the outstanding balance was re-financed through a separate unsecured promissory note.  Effective March 31, 2022, the borrowing capacity under the credit facility was further reduced to its current $23 million level as $10 million of the outstanding balance was paid.  On July 28, 2023, the Company extended the non-revolving credit facility to December 31, 2024.  See Note 9 for more information.

On May 4, 2023, Midstream agreed with the LLC’s managing partner and primary interest owner that the primary interest owner would make Midstream’s future capital contributions to the LLC up to the point of project in-service or cancellation, as a result of which Midstream's ownership interest percentage in the LLC as it relates to the MVP project has been and will be proportionately adjusted.

Adverse developments, whatever the cause, affecting the MVP project could increase project costs and/or further delay completion of the project, and Midstream may incur further dilution accordingly.  See Investment in Mountain Valley Pipeline, LLC Risk Factor under Item 1A of the Company's Form 10-K for the year ended September 30, 2022.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company filed an application with the SCC for a new five-year SAVE Plan and Rider on March 31, 2023 for recovery of costs associated with SAVE eligible investments.  The Company’s proposal encompasses SAVE eligible investments beginning October 1, 2023.  The application seeks recovery of costs associated with $8.5 million in SAVE eligible investments for the initial year ending September 30, 2024 and cumulative investments of $49.5 million over the five year SAVE Plan ending September 30, 2028.  On July 7, 2023, the Staff of the SCC filed its report on the Company’s SAVE Plan and Rider in which it recommended approval of the $49.5 million five-year plan with a revenue requirement of $366,000 beginning on October 1, 2023.  The Company expects resolution of this matter in the fourth quarter of fiscal 2023.

On May 16, 2022, Roanoke Gas announced a cooperative agreement under which Roanoke Gas and the Western Virginia Water Authority will produce commercial quality RNG from biogas produced at the regional water pollution control plant.  In August 2022, Roanoke Gas filed an application with the SCC seeking approval of a rate adjustment clause under which the Company will recover the costs associated with constructing, owning, operating and maintaining the renewable natural gas facility.  The application was filed under Chapter 30 of Title 56 of the Code of Virginia. Chapter 30 allows the Company to accrue AFUDC on the RNG project.  In connection with the RNG project, Roanoke Gas began accruing AFUDC in fiscal 2022 associated with construction of the facility. As of June 30, 2023, the Company has recognized approximately $260,000 of AFUDC revenue since inception of the RNG project.  The Company received a final order from the SCC on January 23, 2023 approving the Company’s application. The RNG project became operational in March 2023.  The Company began billing customers the RNG rate adjustment on March 1, 2023, at which time the Company ceased recording AFUDC.

On May 30, 2023, the Company filed an application with the SCC to update the RNG Rider with an effective date of October 1, 2023.  The Company expects resolution of this matter in the fourth quarter of fiscal 2023.

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

Cash and cash equivalents increased by $282,192 for the nine-month period ended June 30, 2023 compared to an increase of $12,293,105 for the nine-month period ended June 30, 2022. The following table summarizes the sources and uses of cash:

	Nine Months Ended June 30,
Cash Flow Summary	2023	2022
Net cash provided by operating activities	$23,634,279	$19,796,980
Net cash used in investing activities	(21,463,979)	(21,723,386)
Net cash provided by (used in) financing activities	(1,888,108)	14,219,511
Increase in cash and cash equivalents	$282,192	$12,293,105

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

Cash flows from operating activities for the nine months ended June 30, 2023 increased by $3,837,299 compared to the same period last year. The table below summarizes the significant components of operating cash flows:

	Nine Months Ended June 30,		Increase/
Cash Flow From Operating Activities:	2023	2022	(Decrease)
Net income (loss)	$10,285,107	$(20,317,373)	$30,602,480
Non-cash adjustments:
Depreciation and amortization	7,431,251	6,933,866	497,385
Equity in earnings	(523,581)	(71,917)	(451,664)
AFUDC	(184,619)	—	(184,619)
Impairment of unconsolidated affiliates	—	39,822,213	(39,822,213)
Changes in working capital and regulatory assets and liabilities:
Accounts receivable	289,188	(2,442,787)	2,731,975
Gas in storage	8,720,497	67,695	8,652,802
Under-recovery of gas cost	1,765,182	4,688,356	(2,923,174)
Supplier refunds	(2,186,721)	2,663,834	(4,850,555)
Deferred taxes	122,252	(9,978,841)	10,101,093
Other	(2,084,277)	(1,568,066)	(516,211)
Net cash provided by operating activities	$23,634,279	$19,796,980	$3,837,299

The average price of natural gas in storage at the beginning of fiscal 2023 was nearly twice the average price at the beginning of fiscal 2022.  As natural gas balances were drawn down during the winter heating season, storage levels declined by $12 million compared to $5.8 million for the same period last year.  In April, Roanoke Gas began delivering gas into storage to replenish the natural gas withdrawn.  From April through June of the current fiscal year, approximately 250,000 more dekatherms of gas were delivered into storage but at less than 50% of the cost incurred during the same period last year.  Accordingly, this provided an additional $2.5 million in operating cash to the $6.2 million realized during the withdrawal period.  In March 2022, the Company received a $2.3 million supplier refund, resulting from a FERC rate case settlement, from one of the interstate pipelines that supplies the Company with natural gas. In July 2022, the Company began refunding this balance along with other smaller refunds to customers over a 12-month period.  The change from collecting supplier refunds during the prior period to refunding supplier refunds during the current period amounted to a $4.9 million reduction in operating cash.  Fiscal 2022 reflected a significant decrease in deferred tax liabilities related to the $10.2 million deferred tax asset recognized as a result of the impairment of the investment in the LLC, when compared to an approximate $100,000 increase during the current period.  When netted against the non-cash impairment charge, the combined amounts offset the prior year net loss, thereby making underling net income comparable between periods.

Cash Flows Used in Investing Activities:

Investing activities primarily consist of expenditures related to investment in Roanoke Gas' utility property, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and gas distribution system facilities and expansion of its natural gas system to meet the demands of customer growth. The Company continued its focus on SAVE infrastructure replacement projects, including the replacement of pre-1973 first generation plastic pipe, and extending the natural gas distribution system within its service territory.  The SAVE Plan and Rider were temporarily suspended beginning in January 2023 due to the implementation of new non-gas rates that incorporated all prior SAVE qualified infrastructure projects as well as the projected activity during the current fiscal year.  Roanoke Gas expects to resume the SAVE Plan and Rider in fiscal 2024 to continue the recovery of new investments in qualified infrastructure projects.  Roanoke Gas' total capital expenditures for the nine month period ended June 30, 2023 were approximately $19.4 million compared to $17.4 million during the same period last year. Capital expenditures for fiscal 2023 are expected to be in the $21 - $23 million range. Midstream's investment in the LLC declined by approximately $2.2 million as Midstream ceased future participation in capital calls following its May 2023 funding payment based on an agreement with the LLC's managing partner.  Midstream will continue to be invested in the LLC; however, its participation percentage is expected to decline with no additional investment.  See Equity Investment in Mountain Valley Pipeline for additional information.

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash Flows Provided by (Used in) Financing Activities:

Financing activities generally consist of borrowings and repayments under credit agreements, issuance of common stock and the payment of dividends. Net cash flows used in financing activities were approximately $1.9 million for the nine months ended June 30, 2023, compared to $14.2 million in cash flows provided by financing activities for the same period last year. The reduction in financing cash flows is primarily attributable to Resources' $27 million equity offering in March 2022 of which $12 million was invested in Roanoke Gas and $10 million in Midstream, as well as the issuance of Roanoke Gas' $15 million note in October 2021 and $5 million delayed draw note in April 2022 and Midstream's $8 million note in November 2021.  These proceeds were used to pay down Roanoke Gas' line-of-credit and maturing $7 million note, and Midstream applied $18 million against its credit facility with the excess to provide funding for Roanoke's capital budget.  During the current period, Resources issued a total of 177,900 shares of common stock resulting in net proceeds of $3.6 million, including 127,852 shares through the ATM program in which Resources received $2,713,000, net of fees.  Resources infused $4.26 million into Midstream in addition to the $1.1 million Midstream borrowed under its credit facility.

Notes 8 and 9 provide details on the Company's line-of-credit and borrowing activity.

The current interest rate environment is expected to continue to result in higher interest expense associated with the Company's variable-rate debt or the issuance of any new debt until such time as interest rates decline.

Management regularly evaluates the Company’s liquidity through a review of its available financing resources and its cash flows. Resources’ maintains the ability to raise equity capital through its ATM program, private placement or other public offerings.  Management believes Roanoke Gas has access to sufficient financing resources to meet its cash requirements for the next year, including the line-of-credit and the two private shelf facilities.  Roanoke Gas may also adjust capital spending as necessary if such a need would arise.

Based on the agreement with the LLC's managing partner to assume future capital contributions related to the MVP, as described above in the Equity Investment in Mountain Valley Pipeline section, Midstream's future cash requirements are reduced to regular monthly operating expenses, debt service and capital contributions to Southgate.  On July 28, 2023, Midstream extended the maturity date of its $23 million credit facility to December 31, 2024 with the current lenders.  After considering the extension of the credit facility, Midstream's total debt service over the succeeding 12 months includes $11.1 million to retire maturing debt and approximately $2.4 million in interest expense based on current interest rates.  Management is working with its lenders to negotiate extensions or refinancing options on the remaining current maturities until such time as MVP is placed in service and cash flows are generated.  Management believes it will be able to meet Midstream's cash requirements.

As of June 30, 2023, Resources' long-term capitalization ratio was 42% equity and 58% debt.

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

Through June 30, 2023, the Company has evaluated, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls. There were no control changes during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Number	Description
10.1	Amended Swap Agreement by and between Roanoke Gas Company and Pinnacle Bank, dated April 3, 2023 (effective April 1, 2023) (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 4, 2023).
10.2	Change in Control Agreement between RGC Resources, Inc. and Mr. Paul W. Nester effective May 1, 2023 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 27, 2023).
10.3	Change in Control Agreement between RGC Resources, Inc. and Mr. Jason A. Field effective May 1, 2023 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed April 27, 2023).
10.4	Change in Control Agreement between RGC Resources, Inc. and Mr. Lawrence T. Oliver effective May 1, 2023 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed April 27, 2023).
10.5	Change in Control Agreement between RGC Resources, Inc. and Mr. Carl J. Shockley, Jr. effective May 1, 2023 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed April 27, 2023).
10.6	Change in Control Agreement between RGC Resources, Inc. and Mrs. C. Brooke Miles effective May 1, 2023 (incorporated herein by reference to Exhibit 10.5 on Form 8-K as filed April 27, 2023).
10.7	Letter Agreement dated May 4, 2023, between MVP Holdco, LLC and RGC Midstream, LLC (incorporated herein by reference to Exhibit 10.1 on Form 10-Q as filed May 5, 2023).
10.8	LIBOR Transition Notice and ISDA Swap Amendment between Atlantic Union Bank and RGC Midstream, LLC, executed June 28, 2023 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed June 29, 2023).
10.9	Fifth Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Atlantic Union Bank and Truist Bank dated July 28, 2023 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed July 31, 2023).
14.1	Revised Code of Ethics (incorporated herein by reference to Exhibit 14.1 on Form 8-K as filed April 27, 2023).
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RGC Resources, Inc.

Date: August 4, 2023	By:	/s/ Jason A. Field
Jason A. Field
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)