Form 10-K
period 2023-09-30
RGC RESOURCES INC
filed 2023-12-01
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

The aggregate market value of the common equity held by non-affiliates of RGC Resources, Inc. as of March 31, 2023, the last business day of the its most recently completed second fiscal quarter, based on the last sale price on that date, as reported by NASDAQ, was approximately $184,883,216.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 30, 2023
Common Stock, $5 Par Value	10,031,762

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the RGC Resources, Inc. Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AIF	Annual Information Filing

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

ARP

Alternative Revenue Program, regulatory or rate recovery mechanisms approved by the SCC that allow for the adjustment of revenues for certain broad, external factors, or for additional billings if the entity achieves certain performance targets

ARPA	American Rescue Plan Act of 2021

ASC	Accounting Standards Codification

ASU	Accounting Standards Update as issued by the FASB

ATM	At-the-market program whereby a company can incrementally offer common stock through a broker at prevailing market prices and on an as-needed basis

CARES Act	Coronavirus Aid, Relief, and Economic Security Act

Company	RGC Resources, Inc. or Roanoke Gas Company

COVID-19 or Coronavirus	A pandemic disease that causes respiratory illness similar to the flu with symptoms such as coughing, fever, and in more severe cases, difficulty in breathing

CPCN	Certificate of Public Convenience and Necessity

D.C. Circuit	U.S. Court of Appeals for the District of Columbia

Diversified Energy	Diversified Energy Company, a wholly-owned subsidiary of Resources

DRIP	Dividend Reinvestment and Stock Purchase Plan of RGC Resources, Inc.

DTH	Decatherm (a measure of energy used primarily to measure natural gas)

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act of 1974

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FERC	Federal Energy Regulatory Commission

Fourth Circuit	U.S. Fourth Circuit Court of Appeals

FRA	Fiscal Responsibility Act of 2023, bi-partisan legislation containing certain provisions specific to MVP

GAAP	Accounting Principals Generally Accepted in the United States

HDD	Heating degree day, a measurement designed to quantify the demand for energy. It is the number of degrees that a day’s average temperature falls below 65 degrees Fahrenheit

ICC	Inventory carrying cost revenue, an SCC approved rate structure that mitigates the impact of financing costs on natural gas inventory

IRS	Internal Revenue Service

KEYSOP	RGC Resources, Inc. Key Employee Stock Option Plan

LDI

Liability Driven Investment approach, a strategy which reduces the volatility in the pension plan's funded status and expense by matching the duration of the fixed income investments with the duration of the corresponding pension liabilities

LIBOR	London Inter-Bank Offered Rate

LLC	Mountain Valley Pipeline, LLC, a joint venture established to design, construct and operate the Mountain Valley Pipeline and MVP Southgate

LNG	Liquefied natural gas, the cryogenic liquid form of natural gas. Roanoke Gas operates and maintains a plant capable of producing and storing up to 200,000 dth of liquefied natural gas

MGP	Manufactured gas plant

Midstream	RGC Midstream, LLC, a wholly-owned subsidiary of Resources created to invest in pipeline projects including MVP and Southgate

MVP

Mountain Valley Pipeline, a FERC-regulated natural gas pipeline project intended to connect the Equitrans' gathering and transmission system in northern West Virginia to the Transco interstate pipeline in south central Virginia with a planned interconnect to Roanoke Gas’ natural gas distribution system

NQDC Plan	RGC Resources, Inc. Non-qualified Deferred Compensation Plan

Normal Weather	The average number of heating degree days based on the most recent 30-year period

PBGC	Pension Benefit Guaranty Corporation

Pension Plan	Defined benefit plan that provides pension benefits to employees hired prior to January 1, 2017 who meet certain years of service criteria

PGA	Purchased Gas Adjustment, a regulatory mechanism, which adjusts natural gas customer rates to reflect changes in the forecasted cost of gas and actual gas costs

Postretirement Plan	Defined benefit plan that provides postretirement medical and life insurance benefits to eligible employees hired prior to January 1, 2000 who meet years of service and other criteria

R&D Tax Credit	Research and development federal tax credit defined under Internal Revenue Code section 41 and the related regulations

Resources	RGC Resources, Inc., parent company of Roanoke Gas, Midstream and Diversified Energy

RGCO	Trading symbol for RGC Resources, Inc. on the NASDAQ Global Stock Market

RNG	Renewable natural gas

Roanoke Gas	Roanoke Gas Company, a wholly-owned subsidiary of Resources

ROU Asset	Right of Use Asset

RSPD	RGC Resources, Inc. Restricted Stock Plan for Outside Directors

RSPO	RGC Resources, Inc. Restricted Stock Plan for Officers

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

SCC	Virginia State Corporation Commission, the regulatory body with oversight responsibilities of the utility operations of Roanoke Gas

SCOTUS	Supreme Court of the United States

SEC	U.S. Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

Southgate	Mountain Valley Pipeline, LLC’s Southgate project, which is contemplated to extend from the MVP in south central Virginia to central North Carolina, of which Midstream holds less than a 1% investment

S&P 500 Index	Standard & Poor’s 500 Stock Index

TCJA	Tax Cuts and Jobs Act of 2017

WNA	Weather Normalization Adjustment, an ARP mechanism which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average

Some of the terms above may not be included in this filing

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, Resources may announce or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, expected project completion, research and development activities and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to those set forth in the following discussion and within Item 1A “Risk Factors” of this Annual Report on Form 10-K. All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words “anticipate,” “believe,” “intend,” “plan,” “estimate,”  “predict,”  “target,”  “expect,” “objective,” “projection,”  “potential,”  “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could”, “may” or “might”  are intended to identify forward-looking statements.

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

In July 2015, the Company formed Midstream for the purpose of becoming an investor in Mountain Valley Pipeline, LLC. The LLC was created to construct and operate interstate natural gas pipelines. Additional information regarding this investment is provided under Note 5 of the Company's annual consolidated financial statements and under the Equity Investment in Mountain Valley Pipeline section of Item 7.

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

	2023
	Customers	Volume	Revenue	Margin
Residential	91.3%	33.7%	58.1%	62.6%
Commercial	8.6%	29.2%	34.7%	24.7%
Industrial	0.1%	37.1%	5.9%	10.0%
Other utility	0.0%	0.0%	1.0%	2.5%
Other non-utility	0.0%	0.0%	0.3%	0.2%
Total percent	100.0%	100.0%	100.0%	100.0%
Total value	62,221	10,185,005	$97,439,765	$45,671,443

	2022
	Customers	Volume	Revenue	Margin
Residential	91.3%	34.5%	57.3%	62.6%
Commercial	8.6%	29.2%	34.9%	24.3%
Industrial	0.1%	36.3%	6.7%	10.9%
Other utility	0.0%	0.0%	0.8%	2.0%
Other non-utility	0.0%	0.0%	0.3%	0.2%
Total percent	100.0%	100.0%	100.0%	100.0%
Total value	62,001	10,325,336	$84,165,222	$41,640,041

Roanoke Gas’ regulated natural gas distribution business accounted for more than 99% of Resources total revenues for fiscal years ending September 30, 2023 and 2022. The tables above indicate that residential customers represent over 91% of the Company’s customer total; however, they represent less than 35% of the total gas volumes delivered and more than half of the Company’s consolidated revenues and margin. Industrial customers primarily include transportation customers that purchase their natural gas requirements directly from a supplier other than the Company and utilize Roanoke Gas’ natural gas distribution system for delivery to their operations. Most of the revenue billed for these customers relates only to transportation service, and not to the purchase of natural gas, resulting in total revenues generated by these deliveries to be less than 10%, although they represent more than 35% of total natural gas volumes and approximately 10% of margin for the years presented.

The Company’s revenues are affected by changes in gas costs, changes in consumption volume due to weather and economic conditions and changes in the non-gas portion of customer billing rates. Increases or decreases in the cost of natural gas are passed on to customers through the PGA mechanism as explained in Note 1 of the Company’s annual consolidated financial statements.

The Company’s residential and commercial sales are primarily seasonal and subject to temperature sensitivity as the majority of the gas sold by Roanoke Gas to these customers is used for heating. For the fiscal year ended September 30, 2023, approximately 59% of the Company’s total DTH of natural gas deliveries and 71% of the residential and commercial deliveries were made in the five-month period of November through March.

Roanoke Gas relies on multiple interstate pipelines, including those operated by Columbia Gas Transmission Corporation, LLC and Columbia Gulf Transmission Corporation, LLC (together “Columbia”), and East Tennessee Natural Gas, LLC (“East Tennessee”), Tennessee Gas Pipeline, Midwestern Gas Transmission Company and Saltville Gas Storage Company, LLC ("Saltville"), to transport natural gas from the production and storage fields to Roanoke Gas’ distribution system. Roanoke Gas is currently served by two pipelines, Columbia and East Tennessee. Columbia historically has delivered more than 65% of the Company’s required gas supply, with East Tennessee delivering the remainder.  The rates paid for interstate natural gas transportation and storage services are established by tariffs approved by FERC. The current pipeline and storage contracts expire at various times from calendar 2024 to 2028. The Company anticipates being able to renew these contracts or enter into other contracts to meet customers’ existing demand for natural gas.

In March 2023, Roanoke Gas began operation of its RNG facility.  Total volume produced from RNG is expected to be less than 1% of current system needs.

The Company manages its pipeline contracts and LNG facility in order to provide for sufficient capacity to meet the current natural gas demands of its customers. The maximum daily winter capacity available for delivery into Roanoke Gas’ distribution system from the current interstate pipelines is 78,606 DTH per day. The LNG facility is capable of storing up to 200,000 DTH of natural gas in a liquid state for use during peak demand. Combined, the pipelines and LNG facility may provide up to 103,606 DTH on a single winter day.  Once in service, the MVP will provide Roanoke Gas with additional pipeline capacity to help meet current and future customer energy requirements.

The Company currently contracts with Sequent Energy Management, L.P. to manage its pipeline transportation, storage rights, gas supply inventories and deliveries and serve as the primary supplier of natural gas for Roanoke Gas. Natural gas purchased under the asset management agreement is priced at indexed-based market prices as reported in major industry pricing publications. The current Sequent contract expires March 31, 2025.

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

Competition

The Company’s natural gas utility operates in a regulated, monopolistic environment. Roanoke Gas currently holds the only franchises and/or CPCNs to distribute natural gas in its Virginia service areas. These franchises generally extend for multi-year periods and are renewable by the municipalities, including exclusive franchises in the cities of Roanoke and Salem and the Town of Vinton, Virginia. All three franchises are set to expire December 31, 2035.  In 2019, the SCC issued an order granting a CPCN to furnish gas to all of Franklin County. Unlike the CPCNs for the other counties served by Roanoke Gas, the Franklin County CPCN was scheduled to terminate within five years of the date of the order if Roanoke Gas did not furnish gas service to the designated service area.  In November 2023, the SCC granted Roanoke Gas a three-year extension on the CPCN.  Roanoke Gas plans to serve the Franklin County area with natural gas delivered through the MVP, once MVP is placed into service.

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

Competition from renewable energy sources, such as solar and wind, is likely to increase as the political environment currently favors these energy sources through incentives or by placing restrictions on emissions from the burning of fossil fuels. Nevertheless, the Company continues to see a demand for natural gas. Growth in residential and commercial service has been steady as the Company continues to expand its customer base through a combination of extending distribution service and converting other energy users to natural gas.

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

Human Capital Resources

At September 30, 2023, Resources had 100 full-time employees.  During fiscal 2022, Roanoke Gas notified the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial International Union, Local No. 515 (the "Union") representing Company employees of its intent to withdraw recognition of the Union upon expiration of the current agreement.  Effective August 1, 2022, the collective bargaining agreement between the Union and Roanoke Gas expired and the Union, due to the sustained lack of majority support by bargaining unit members, accepted the Company's withdrawal of recognition and disclaimed its interest in serving as the exclusive collective-bargaining representative of employees of Roanoke Gas.  Prior to the expiration of the contract, 16 employees were represented by the Union. Employees had been represented by a union since 1952.

The Company’s business strategy and ability to serve customers relies on employing talented professionals and attracting, training, developing and retaining a skilled workforce. This is particularly relevant as the Company continues to face retirements of key personnel over the next several years.  Like many employers, Resources has been challenged at filling key positions, but has been successful in engaging the necessary qualified personnel to fill vacancies by reviewing and adjusting its compensation package to remain competitive in the current market environment.

Website Access to Reports

The Company’s website address is www.rgcresources.com. Information appearing on this website is not incorporated by reference in and is not a part of this annual report. The Company files reports with the SEC. A copy of this annual report, as well as other recent annual and quarterly reports, are available on the Company's website or through the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company’s filings at www.sec.gov.

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

The Company is currently served directly by two interstate pipelines. These two pipelines carry 100% of the natural gas transported to the Company’s distribution system. Depending on weather conditions and the level of customer demand, failure of one or both of these interstate transmission pipelines could have a major impact on the Company’s ability to meet customer demand for natural gas and adversely affect the Company’s earnings as a result of lost revenue and the cost of service restoration. Frequent or prolonged failure could lead customers to switch to alternative energy sources. Hurricanes, floods, fires and other natural or man-made disasters could damage or inhibit production and/or pipeline transportation facilities, which could result in decreased natural gas supplies. Capacity limitations on existing pipeline and storage infrastructure could impact the Company’s ability to obtain additional natural gas supplies, thereby limiting its ability to add new customers or meet increased customer demand and thereby limiting future earnings potential. The concerns over capacity limitations should be partially mitigated assuming the MVP becomes operational.

Risks associated with the operation of a natural gas distribution pipeline and LNG storage facility.

Numerous potential risks are inherent in the operation of a natural gas distribution system and LNG storage facility, including unanticipated or unforeseen events that are beyond the control of the Company. Examples of such events include adverse weather conditions, acts of terrorism or sabotage, accidents and damage caused by third parties, equipment failure, failure of upstream pipelines and storage facilities, as well as catastrophic events such as explosions, fires, earthquakes, floods, or other similar events.  These risks could result in injury or loss of life, property damage, pollution and customer service disruption resulting in potentially significant financial losses. The Company maintains insurance coverage to protect against many of these risks. However, if losses result from an event that is not fully covered by insurance, the Company’s financial condition could be significantly impacted if it were unable to recover such losses from customers through the regulatory rate-making process. Even if the Company did not incur a direct financial loss as a result of any of the events noted above, it could encounter significant reputational damage from a reliability, safety, integrity or similar viewpoint, potentially resulting in a longer-term negative earnings impact or decline in share price.

Security incident or cyber-attacks on the Company’s computer or information technology systems.

The Company’s business operations and information technology systems may be vulnerable to an attack by individuals or organizations intending to disrupt the operations of the Company. Such an attack or cyber-security incident on the Company’s information technology systems could result in corruption of the Company’s financial information; disruption of services to our customers; the unauthorized release of confidential customer, employee or vendor information; the interruption of natural gas deliveries to our customers; and/or compromise the safety of our distribution, transmission and storage systems. The Company has implemented policies, procedures and controls to prevent and detect these activities; however, there are no guarantees that Company processes will adequately protect against unauthorized access. In the event of a successful attack, the Company could be exposed to material financial and reputational risks, possible disruptions in natural gas deliveries or a compromise of the safety of the natural gas distribution system, as well as be exposed to claims by persons harmed by such an attack, all of which could materially increase the Company's costs to protect against such risks. Resources maintains cyber-insurance coverage, which does not protect the Company from cyber incidents but does provide some potential mitigation of the financial impacts resulting from such attacks.

Volatility in the price and availability of natural gas.

Natural gas purchases represent the single largest expense of the Company.  Increasing demand from other areas, including electricity generation, combined with other factors, have placed upward pressure on natural gas commodity prices in the past.  If these factors return and continue for an extended period of time, higher natural gas prices could result in declining sales as well as increases in bad debt expense and increased competition from other energy providers.

Inability to attract and retain professional and technical employees.

The ability to implement the Company’s business strategy and serve customers is dependent upon employing talented professionals and attracting, training, developing and retaining a skilled workforce. As the Company expects key personnel to retire over the next several years, failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and skills to new employees, or future availability and cost of contracted labor may adversely affect the ability to manage and operate the Company. In addition, certain specialized knowledge is required of the Company’s technical employees for construction and operation of the natural gas distribution facilities.  If the Company is unable to attract and/or retain qualified employees, the Company could experience increased operating costs and expose the Company to other operational, reputational and financial risks.

Increased dependence on technology may hinder the Company’s business operations and adversely affect its financial condition and results of operations if such technologies fail.

Over the last several years, the Company has implemented or acquired a variety of technological tools including both Company-owned information technology and technological services provided by outside parties. Additionally, the Company expects to upgrade to new financial and customer information systems in fiscal 2024.  These tools and systems support critical functions including, scheduling and dispatching of service technicians, automated meter reading systems, customer care and billing, revenue recognition, operational plant logistics, and external financial reporting. Issues in the implementation or the failure of these or other similarly important technologies, or the Company’s inability to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder its business operations and adversely impact its financial condition and results of operations.  Although the Company has, when possible, developed alternative sources of technology and built redundancy into its computer networks and tools, there can be no assurance that these efforts would protect against all potential issues related to the loss of any such technologies.

Inability to complete necessary or desirable pipeline expansion or infrastructure improvement projects.

In order to serve new customers or expand service to existing customers, the Company installs new pipeline facilities and maintains, expands or upgrades its existing distribution, transmission and/or storage infrastructure. Various factors may prevent or delay the completion of such projects or make them more costly, such as the inability to obtain required approval from local, state and/or federal regulatory and governmental bodies, public opposition to the projects, inability to obtain adequate financing, competition for labor and materials, construction delays, cost overruns, and an inability to negotiate acceptable agreements relating to rights-of-way, construction or other material development components. As a result, the Company may not be able to adequately serve existing customers or expand its distribution system to support customer growth. This could include any potential customer growth or system reliability enhancement resulting from connection to the MVP. Any of these factors could negatively impact earnings.

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

The Company competes with other energy providers in its service territory, including those that provide electricity, propane, coal, fuel oil, wind and solar. Price is a significant competitive factor. Higher natural gas costs or decreases in the price of other energy sources may enhance competition and encourage customers to switch to alternative energy sources, thus lowering natural gas deliveries and earnings. Price considerations could also inhibit customer and revenue growth if builders and developers do not perceive, or are regulatorially prevented from installing, natural gas as a better value than other energy options and elect to install heating systems that use an energy source, including those perceived as more environmentally friendly.

REGULATORY RISKS

Laws or regulations associated with ESG matters.

Enhanced focus on ESG matters related to, among other things, concerns raised by advocacy groups about climate change, social issues and corporate governance may lead to increased regulatory review, which may, in turn, lead to new state and federal safety and laws, regulations, guidelines, and enforcement interpretations. The social and corporate governance initiatives have gained prominence in recent years.  In addition, several federal and state legislative and regulatory initiatives have been proposed and enacted in recent years in an attempt to limit the effects of climate change, including greenhouse gas emissions such as those created by the combustion of fossil fuels, including natural gas. Passage of new environmental legislation or implementation of regulations that mandate the use of electric rather than gas appliances, or reductions in greenhouse gas emissions or other similar restrictions could have a negative effect on the Company’s core operations and its investment in the LLC. Such legislation could impose limitations on greenhouse gas emissions, require funding of new energy efficiency objectives, impose new operational requirements or lead to other additional costs to the Company. Regulations restricting or prohibiting the use of coal as a fuel for electric power generation has increased the demand for natural gas, and could at some point potentially result in natural gas supply concerns and higher costs for natural gas. Legislation or regulations could limit the exploration and development of natural gas reserves, making the price of natural gas less competitive and less attractive as a fuel source for consumers. Future legislation could also place limitations on the amount of natural gas used by businesses and homeowners to reduce the level of emissions, resulting in reduced deliveries and earnings or provide incentives to customers to utilize alternative energy sources not associated with fossil fuels.

In addition, advocacy groups, both domestically and internationally, have campaigned for governmental and private action to influence change in the business strategies of oil and gas companies, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change and energy transition matters, such as promoting the use of substitutes to fossil fuel and encouraging the divestment of investments in the oil and gas industry, as well as pressuring lenders and other financial services companies to limit or curtail activities with oil and gas companies. If investors or financial institutions shift funding away from companies in the oil and gas industry, the Company’s access to and costs of capital or the market for the Company’s securities may be adversely impacted.

Increased compliance and pipeline safety requirements and fines.

The Company is committed to the safe and reliable delivery of natural gas to its customers. Working in concert with this commitment are numerous federal and state laws and regulations. Failure to comply with these laws and regulations could result in the levy of significant fines. There are inherent risks that may be beyond the Company’s control, including third-party actions, which could result in damage to pipeline facilities, injury and even death. Such incidents could subject the Company to lawsuits, large fines, increased scrutiny and loss of customers, all of which could have a significant effect on the Company’s financial position and results of operations.

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

FINANCIAL RISKS

Investment in Mountain Valley Pipeline, LLC.

The Company re-assesses its equity investment at least quarterly.  In 2022, due to increasing uncertainty concerning the ultimate completion of the pipeline, the Company recorded pre-tax impairments totaling $55.1 million concluding that an other-than-temporary decline in fair value existed.

Legislative action, as well as actions taken by various jurisdictions and courts, in 2023, as discussed in Note 5, have allowed the construction of the MVP to resume.  The project’s operator has publicly conveyed the LLC’s target for completing construction of the project as the first quarter of calendar 2024.  However, future circumstances and any attendant effects on the probability of ultimate completion, as well as changes in future cash flow assumptions or changes in the discount rate, could lead to further and possibly full impairment of the Company's investment in the LLC.

The success of the Company's investment in the LLC is predicated on several key factors including but not limited to the ability of contributing members in the LLC to meet their capital calls when due, timely state and federal approvals, completing the construction of the pipeline and achieving in-service.

In addition, there are numerous factors relevant to the LLC in constructing and operating the project, which can adversely affect the Company's earnings and financial performance through its investment, including, among others, as it relates to construction, continued availability of contract crews to complete construction of the pipeline, physical construction conditions, including steep slopes and any further unexpected geological impediments, the ability to obtain or renew ancillary licenses, rights-of-way, permits or other approvals, productivity during the winter season, and opposition from pipeline opponents. Should the LLC be unable to adequately address these issues, the LLC’s business, financial condition, results of operations and prospects could be adversely affected, which could materially impact the financial condition and results of operations of the Company.

Once in operation, the LLC’s gas infrastructure facilities are subject to many operational risks. Operational risks could result in, among other things, lost revenues due to prolonged outages, increased expenses due to monetary penalties or fines for compliance failures, liability to third parties for property damage and personal injury, a failure to perform under applicable sales agreements and associated loss of revenues from terminated agreements or liability for liquidated damages under continuing agreements. The consequences of these risks, if realized, could adversely affect the LLC’s business, financial condition, results of operations and prospects. Uncertainties and risks inherent in operating and maintaining the LLC's facilities include, but are not limited to, risks associated with facility start-up operations, such as whether the facility will achieve projected operating performance on schedule and otherwise as planned. The LLC’s business, financial condition, results of operations and prospects potentially could be adversely affected by weather conditions, including, but not limited to, the impact of severe weather. Threats of terrorism and catastrophic events resulting from terrorism, sabotage, cyber-attacks, or individuals and/or groups attempting to disrupt the LLC’s business, or the businesses of third parties, may materially adversely affect the LLC’s business, financial condition, results of operations and prospects.

Certain obstacles discussed above, as well as other factors, such as legal and regulatory setbacks, have in the past caused delays in construction, and to the extent obstacles are realized, such obstacles may further result in, among other things, significantly higher project costs and an extended targeted in-service date for the pipeline. Moreover, new factors, such as the operational matters described above, could drive adverse operational and financial impacts.

Any adverse developments, such as significant delay or cost over-run, could have a significant effect on the LLC and the Company's earnings and financial position and materially impact Resources consolidated financial position and results of operations, including Resources ability to pay shareholder dividends at the current level or remain in compliance with credit agreement covenants.  There is no guarantee that the LLC, and relatedly the Company and Resources, will not be subject to any adverse developments and related impacts.

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

The cost of providing post-retirement benefits.

The Company provides certain post-retirement benefits. The costs of providing defined benefit pension and retiree medical plans are dependent on a number of factors such as the rates of return on plan assets, discount rates used in determining plan liabilities, the level of interest rates used to measure the required minimum funding levels of the plan, future government regulation, changes in life expectancy and required or voluntary contributions made to the plan. Changes in actuarial assumptions and differences between the assumptions and actual results, as well as a significant decline in the value of investments that fund these plans, if not offset or mitigated by a decline in plan liabilities, could increase the expense of these plans and require significant additional funding. Although the Company has soft-frozen both plans to limit future growth in each plan's liabilities, ongoing funding obligations and expenses could have a material impact on the Company's financial position, results of operation and cash flows should there be a material reduction in the amount of the recovery of these costs through rates currently charged to customers or significant delays in the timing of the recovery of such costs.

Obligations for income taxes that may arise from examinations by taxing authorities.

The Company is subject to federal and state income taxes as prescribed by the laws within the United States.  Significant judgments are required in determining the provisions for income taxes. In preparing its tax provisions and returns, the Company must make calculations and assumptions regarding tax treatment of various transactions including the applicability of tax credits.  The Company’s tax returns are subject to examination by the IRS and state tax authorities. Although the Company utilizes the assistance of tax professionals in the preparation of its tax returns, there can be no assurance as to the outcome of these examinations.  If the ultimate determination from an examination results in additional taxes above the amount reflected in its financial statements, the Company will record any additional income tax expenses as may be required including any interest and penalties that might result.

Exposure to market risks.

The Company is subject to market risks that are beyond the Company’s control, such as commodity price volatility and interest rate risk. The Company is generally isolated from commodity price risk through the PGA mechanism.  With respect to interest rate risk, there has been significant upward movement in interest rates.  Much of the Company's outstanding debt is comprised of fixed rate notes or have interest rate swaps in place.  However, these higher interest rates will impact the Company through higher borrowing costs on Roanoke Gas' line-of-credit and Midstream's variable rate credit facility as well as any future borrowings by the Company.

Global pandemics have previously, continue to, and may in the future adversely impact the Company’s business, financial condition, and results of operations, the global economy, and the demand for and prices of natural gas.

Global pandemics and actions taken by third parties, including, but not limited to, governmental authorities, businesses and consumers, in response to such pandemics, including the COVID-19 pandemic, have adversely impacted and may from time to time in the future adversely impact the global, national and local economies, resulting in significant volatility in the financial markets. Previous business closures, restrictions on travel, “stay-at-home” or “shelter-in-place” orders, and other restrictions on movement within and among communities have impacted demand for, and the prices of, natural gas, and such restrictions may be reintroduced at any time. A continued, prolonged period or a renewed period a pandemic outbreak could significantly affect demand for natural gas, increase operational costs and limit the ability to provide natural gas service to customer. Governmental intervention could result in additional requirements and costs to the Company in response to a pandemic. The failure to develop or reformulate adequate treatments, including the emergence of new variants, and other adverse impacts from a pandemic may adversely affect the Company’s business, financial condition, cash flows, and results of operations.

The Company’s operations rely on its workforce having access to its structures, offices and facilities. If a significant portion of the Company’s workforce cannot effectively perform their responsibilities, whether resulting from a lack of physical or virtual access, quarantines, illnesses, governmental actions or restrictions (including vaccine mandates and the reactions thereto), or other restrictions or adverse impacts resulting from a pandemic, the Company’s business, financial condition, cash flows, and results of operations may be adversely affected.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Included in “Utility Property” on the Company’s consolidated balance sheet are storage plant, transmission plant, distribution plant and general plant of Roanoke Gas as categorized by natural gas utilities. The Company has approximately 1,179 miles of transmission and distribution pipeline with transmission and distribution plant representing 90% of the total utility property investment. The transmission and distribution pipelines are located on or under public roads and highways or private property for which the Company has obtained the legal authorization and rights to operate.

Roanoke Gas currently owns and operates six metering stations through which it measures and regulates the gas being delivered by its suppliers. These stations are located at various points throughout the Company’s distribution system.

Roanoke Gas also owns a liquefied natural gas storage facility located in its service territory that has the capacity to store up to 200,000 DTH of natural gas.

Roanoke Gas also began operation of an RNG facility during fiscal 2023 as part of a cooperative agreement with the local water authority to produce commercial quality biogas at the regional pollution control facility. The Company leases the land upon which the RNG facility is located.

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

	Range of Bid Prices		Cash Dividends
Year Ending September 30, 2023	High	Low	Declared
First Quarter	$24.54	$20.70	$0.1975
Second Quarter	24.45	22.10	0.1975
Third Quarter	23.84	18.12	0.1975
Fourth Quarter	20.40	16.70	0.1975

Year Ending September 30, 2022
First Quarter	$25.00	$21.32	$0.1950
Second Quarter	23.84	20.25	0.1950
Third Quarter	22.00	18.01	0.1950
Fourth Quarter	23.35	19.18	0.1950

As of November 20, 2023, there were 950 holders of record of the Company’s common stock. This number does not include all beneficial owners of common stock who hold their shares in “street name."

A summary of the Company’s equity compensation plans follows as of September 30, 2023:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	22,000	$20.23	589,984
Equity compensation plans not approved by security holders	—	—	—
Total	22,000	$20.23	589,984

Item 6.    [Reserved].

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 62,200 residential, commercial and industrial customers in Roanoke, Virginia, and the surrounding localities, through its Roanoke Gas subsidiary.  Midstream, a wholly-owned subsidiary of Resources, is a less than 1% investor in the MVP and Southgate, respectively. More information regarding the investment in MVP is provided below and under the Equity Investment in Mountain Valley Pipeline section.

Following extended periods of delay due to actions by the Fourth Circuit, Congress passed and the President signed into law legislation to expedite the completion of the MVP.  The Fourth Circuit continued to stay the necessary permits to complete the pipeline.  Following a petition filed by the LLC to request relief from the stays issued by the Fourth Circuit, on July 27, 2023, the SCOTUS granted the relief requested and vacated the stays.  Construction on the MVP resumed immediately and completion is currently expected during the first quarter of calendar 2024.

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

The Company is also subject to regulation from the Department of Transportation in regard to the construction, operation, maintenance, safety and integrity of its transmission and distribution pipelines, as well as the FERC, which regulates the prices for the transportation and delivery of natural gas to the Company's distribution system and underground storage services. In addition, Roanoke Gas is subject to other regulations which are not necessarily industry specific.

Beginning January 1, 2023, Roanoke Gas implemented new, non-gas base rates designed to provide $8.55 million in additional annual non-gas revenues in response to higher operating costs and to recover its investment in non-SAVE related projects since the last non-gas base rate increase in fiscal 2019.  Revenues from the SAVE Plan and Rider were incorporated into the new non-gas base rates.  In September 2023, Roanoke Gas and SCC staff reached a settlement agreement for $7.45 million in additional annual non-gas revenues pending final approval by the SCC.  Roanoke Gas placed the new non-gas base rates into effect on October 1, 2023 and has established a reserve for the difference between the rates implemented on January 1, 2023 and the new rates in the settlement agreement.  The excess revenues collected will be refunded to customers upon receipt of the final SCC order, which is expected to be received in late calendar 2023 or early 2024.

As the Company’s business is seasonal in nature, volatility in winter weather and the commodity price of natural gas can impact the effectiveness of the Company’s rates in recovering its costs and providing a reasonable return for its shareholders. In order to mitigate the effect of weather variations and other factors not provided for in the Company's base rates, Roanoke Gas has certain approved rate mechanisms in place that help provide stability to customer bills and earnings, adjust for volatility in the price of natural gas and provide a return on qualified infrastructure investment. These mechanisms include the SAVE Rider, WNA, ICC, RNG and PGA.

The SAVE Plan and Rider provides the Company with a mechanism through which it recovers costs related to SAVE qualified infrastructure investments on a prospective basis, until such time a formal rate application is filed incorporating these investments in non-gas base rates.  The SAVE Plan and Rider reset effective January 1, 2023, when the recovery of all prior SAVE Plan investment was incorporated into the new non-gas base rates, and accordingly, SAVE Plan revenue decreased by approximately $2,182,000 from the prior year.  Roanoke Gas filed and received approval from the SCC for a new SAVE Plan and Rider with new rates placed into effect on October 1, 2023 that will result in approximately $366,000 in SAVE related revenues during fiscal 2024.  Additional information regarding the SAVE Plan and Rider is provided under the Regulatory section below.

The WNA mechanism reduces the volatility in earnings due to the variability in temperatures during the heating season. The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with a level of price protection when the weather is colder than normal. The WNA allows the Company to recover from customers the lost margin, excluding gas costs, from the impact of warmer than normal weather and correspondingly requires the Company to refund to customers the excess margin earned for colder than normal weather.  The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day and thereby estimates the revenue adjustment based on weather variance from normal.  Any billings or refunds related to the WNA are completed following each WNA year, which extends for the 12-month period from April to March. The Company recorded approximately $3,005,000 and $1,973,000 in additional revenues under the WNA for weather that was approximately 16% and 13% warmer than normal for the fiscal years ended September 30, 2023 and 2022, respectively.  The number of heating degree days used to determine normal can change annually as a new year is added to the 30-year period and the oldest year is removed. As a result of adding warmer than normal years to replace colder years, the number of heating degree days that defines normal has trended downward over the last several years.

The Company also has an approved rate structure that mitigates the impact of financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue by applying the ICC factor, based on the Company’s weighted-average cost of capital, including interest rates on short-term and long-term debt, and the Company’s authorized return on equity, to the average cost of natural gas inventory during the period.  Total ICC revenues increased from approximately $657,000 in fiscal 2022 to $967,000 in fiscal 2023 as a result of the higher cost of gas in storage at the beginning of the fiscal year.  Monthly average inventory balances, used to calculate ICC revenues, increased by 46%.  However, as natural gas commodity prices declined significantly during the summer storage injection period, the average price of gas in storage at September 30, 2023 declined by 37% compared to the same period last year.  Accordingly, fiscal 2024 ICC revenues are expected to decline from current year levels.

In March 2023, Roanoke Gas began the operation of the RNG facility to produce commercial quality RNG for delivery into its distribution system through a cooperative agreement with the Western Virginia Water Authority.  With SCC approval, Roanoke Gas is allowed to recover the costs associated with the investment in RNG facilities and related operating costs through an RNG Rider added to customer bills.  The customer benefits from this program through the monetization of environmental credits generated through RNG production, in which these credits are returned to customers through the RNG Rider.  See the Regulatory section below for more information on RNG.

The cost of natural gas is a pass-through cost and is independent of the Company's non-gas rates. Accordingly, the Company's approved billing rates include a component designed to allow for the recovery of the cost of natural gas used by its customers. This rate component, referred to as the PGA, allows the Company to pass along to its customers increases and decreases in natural gas costs through a quarterly filing (or more frequent if necessary) with the SCC. Once SCC approval is received, the Company adjusts the gas cost component of its rates.  As actual costs will differ from the projections used in establishing the PGA rate, the Company will either over-recover or under-recover its actual gas costs during the period. The difference between actual costs incurred and costs recovered through the application of the PGA is recorded as a regulatory asset or liability. At the end of the annual deferral period, the balance is amortized over an ensuing 12-month period as amounts are reflected in customer billings.

Cyber Risk

Cyber attacks are a constant threat to businesses and individuals. The Company remains focused on these threats and is committed to safeguarding its information technology systems. These systems contain confidential customer, vendor and employee information, as well as important operational and financial data. There is risk associated with unauthorized access of this information with a malicious intent to corrupt data, cause operational disruptions or compromise information. Management continuously monitors access to these systems and believes it has security measures in place to protect these systems from cyber attacks and similar incidents; however, there can be no guarantee that an incident will not occur. In the event of a cyber incident, the Company will execute its Security Incident Response Plan. The Company maintains cyber insurance to mitigate financial costs that may result from a cyber incident.

Inflation and Rising Prices

Natural gas commodity, delivery and storage capacity costs constitute the single largest expense of the Company, representing 65% of fiscal 2023 total operating expenses.  After peaking in December 2022, natural gas commodity prices decreased significantly through the remainder of fiscal 2023.   The decline in prices was primarily due to improved supply availability resulting from a warm winter season.  Roanoke Gas recovers natural gas costs through the PGA mechanism as noted above; however, in times where commodity prices rapidly increase, the timing of recovery may lag.  Increasing natural gas prices, especially in relation to other energy options, may lead to reductions in energy consumption through customer conservation or fuel switching in addition to the potential for higher bad debts related to customers' inability to pay higher natural gas bills.

Inflation, due to supply chain delays, labor shortages and limited availability of critical supplies among other factors, affects the Company through increases in non-gas expenses such as labor, employee benefits, materials and supplies, contracted services, corporate insurance and other areas.  The Company recovers non-gas related costs through the non-gas portion of its tariff rates, which are adjusted through a non-gas base rate application. Unlike the rate adjustments for the gas portion of rates which are done administratively, the non-gas base rate application can result in an inherent lag in non-gas expense recovery.  Therefore, authorized non-gas base rates may not keep pace with rising costs during inflationary periods.  Management regularly evaluates the Company's operations, economic conditions and other factors to assess the need to apply for a non-gas base rate adjustment. Accordingly, management filed a non-gas rate application in early December 2022 to incorporate increased expense levels and additional rate base, including both SAVE and non SAVE related plant investment, since the last non-gas base rate application.  These new non-gas base rates were implemented effective January 1, 2023 subject to refund.  See the Regulatory section below for more information.

Results of Operations

The analysis on the results of operations is based on the consolidated operations of the Company, which are primarily associated with the utility segment. Additional segment analysis is provided when Midstream's investment in affiliates represents a significant component of the comparison.  Net income increased by $43,031,884 from a net loss position of $31,732,602 to net income of $11,299,282 primarily due to the impairment of the Company's LLC investment in fiscal 2022 and the implementation of new non-gas base rates in January 2023.  Excluding the after-tax effect of the prior year's impairment, net income would have increased by approximately $2,120,000.

The Company's operating revenues are affected by the cost of natural gas, as reflected in the consolidated statement of income under the line item cost of gas - utility. The cost of natural gas, which includes commodity price, transportation, storage, injection and withdrawal fees, with any increase or decrease offset by a correlating change in revenue through the PGA, is passed through to customers at cost.  Accordingly, management believes that gross utility margin, a non-GAAP financial measure defined as utility revenues less cost of gas, is a more useful and relevant measure to analyze financial performance. The term gross utility margin is not intended to represent or replace operating income, the most comparable GAAP financial measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies. The following results of operations analyses will reference gross utility margin.

Fiscal Year 2023 Compared with Fiscal Year 2022

The table below reflects operating revenues, volume activity and heating degree days.

Operating Revenues
Year Ended September 30,	2023	2022	Increase (Decrease)	Percentage
Gas utility	$97,325,307	$84,035,644	$13,289,663	16%
Non utility	114,458	129,578	(15,120)	(12)%
Total operating revenues	$97,439,765	$84,165,222	$13,274,543	16%

Delivered Volumes
Year Ended September 30,	2023	2022	Increase (Decrease)	Percentage
Regulated natural gas (DTH)
Residential and commercial	6,408,436	6,577,369	(168,933)	(3)%
Transportation and interruptible	3,776,569	3,747,967	28,602	1%
Total delivered volumes	10,185,005	10,325,336	(140,331)	(1)%
HDD	3,290	3,398	(108)	(3)%

Total gas utility operating revenues for the year ended September 30, 2023 increased by 16% from the year ended September 30, 2022 primarily due to higher natural gas commodity prices during the first half of fiscal 2023, the implementation of a non-gas base rate increase, net of a reduction in SAVE revenues, higher ICC revenues and the implementation of the RNG Rider, slightly offset by lower deliveries due to warmer weather.  Natural gas commodity prices for fiscal 2023 purchases declined from the prior year by approximately 9% per DTH; however, the total commodity component of gas costs increased by 37% per DTH due to the withdrawal of higher priced storage gas during the winter heating season.  Total gas costs, which includes pipeline and storage fixed demand costs, increased by 26% compared to the same period last year, which corresponded to the 21% per DTH increase in the gas cost component of revenue.  The non-gas base rate increase implemented in January 2023 contributed to an approximate $3.0 million increase in non-gas volumetric revenues, net of lower delivered volumes, and $1.2 million increase in customer base charge revenue.  SAVE revenues declined due to the inclusion of the cumulative SAVE investment in the new non-gas base rates.  As discussed in the Overview section, the SAVE Plan and Rider were temporarily halted with the implementation of the new rates.  Corresponding to the higher average price of natural gas in storage during the first half of fiscal 2023, ICC revenues rose 47%.  Additionally, the operation of the new RNG facility has added a new revenue stream for the Company.  Residential and commercial deliveries decreased by 3% corresponding to a comparable decline in heating degree days, while transportation and interruptible volumes, primarily driven by business activity rather than weather, increased by 1%.

Gross Utility Margin

Year Ended September 30,	2023	2022	Increase	Percentage
Gas utility revenues	$97,325,307	$84,035,644	$13,289,663	16%
Cost of gas - utility	51,742,718	42,496,055	9,246,663	22%
Gross utility margin	$45,582,589	$41,539,589	$4,043,000	10%

Gross utility margin increased over the prior fiscal year primarily as a result of the implementation of higher non-gas base rates, net of the reduction in SAVE revenues, combined with higher ICC revenues and the addition of RNG revenues. The reduction in the higher margin residential and commercial volumes, due to a warmer heating season, was mitigated by the WNA mechanism that provided for the recovery of lost margin related to the warmer weather.

The changes in the components of the gross utility margin are summarized below:

	Years Ended September 30,		Increase
	2023	2022	(Decrease)
Customer base charge	$15,713,521	$14,557,492	$1,156,029
SAVE Plan	1,103,547	3,285,518	(2,181,971)
Volumetric	23,925,200	20,901,637	3,023,563
WNA	3,005,249	1,972,801	1,032,448
ICC	966,851	657,042	309,809
RNG	712,362	—	712,362
Other revenues	155,859	165,099	(9,240)
Total	$45,582,589	$41,539,589	$4,043,000

Operations and Maintenance Expense - Operations and maintenance expense increased by $414,732, or 3%, over the prior year primarily due to increases in compensation costs, contracted services, corporate insurance premiums and RNG expenses, net of greater capitalized overheads and lower bad debt expense.  Compensation costs and contracted services increased by approximately $852,000 due to increased staffing and the effects of inflation on salaries and externally provided services.  Corporate insurance premiums increased by approximately $164,000 due to insurance market conditions and higher coverage limits.  The operation of the new RNG facility contributed approximately $151,000 in additional operating expense.  Total capitalized overheads increased by approximately $272,000 due to a combination of higher levels of constructed assets and a higher capitalization rate, as well as increased LNG production.  Bad debt expense decreased by approximately $445,000 as customer and payment activity returned to historical, pre-COVID patterns resulting in improved aging and lower write-offs.

General Taxes - General taxes increased by $39,111, or 2%, due to increases in property taxes on greater utility plant investment and higher payroll taxes on increased employee count and compensation.

Depreciation - Depreciation expense increased by $815,755, or 9%, corresponding to a similar increase in net additions to depreciable utility property.

Equity in Earnings of Unconsolidated Affiliate - The equity in earnings of the MVP investment increased by $2,011,663 related to the recognition of AFUDC as construction activities on the MVP resumed in June 2023.  See the Equity Investment in Mountain Valley Pipeline section below for additional information.

Impairment of Unconsolidated Affiliates - The $55,092,303 impairment was due to two other-than-temporary write-downs of the Company's investment in the LLC that were made during the second and fourth quarters of fiscal 2022 as a result of the Company's valuation assessment during the prior year.  See Equity Investment in Mountain Valley Pipeline and Critical Accounting Policies and Estimates sections below for more information.

Other Income, Net - Other income decreased by $810,455, or 56%, primarily due to an approximate $1,502,000 increase in the non-service cost components of net periodic benefit costs arising from the effect of much higher interest rates on the actuarial expense calculation.  This was partially offset by an approximate $227,000 increase in AFUDC recognized on the RNG project, $169,000 in additional interest income due to higher interest rates on available cash and $231,000 in additional revenue sharing based on the revised agreement with the Company's asset manager.

Interest Expense - Total interest expense increased by $1,120,876, or 25%, primarily due to higher interest rates on the Company's variable rate debt and, to a lesser extent, higher borrowing levels.  The weighted-average interest rate on the Company's total debt increased from 3.06% during fiscal 2022 to 3.83% during fiscal 2023, representing a 25% increase in the average rate.  Total average debt outstanding during fiscal 2023 increased by less than 1% from fiscal 2022.  Total borrowing levels were mitigated by the residual proceeds from the fiscal 2022 equity offering and the subsequent equity issues through the ATM in fiscal 2023.

Roanoke Gas' interest expense increased by $214,294, or 7%, as total average debt outstanding increased by approximately $2,500,000 associated with net borrowings under the Company's line-of-credit.  The average interest rate increased slightly from 3.38% in fiscal 2022 to 3.51% in fiscal 2023.  All of Roanoke Gas' long-term debt carry fixed rates either due to fixed rate notes or with variable rate debt that has a corresponding swap agreement.  See Note 6 and 7 for more information on the Company's debt.

Midstream's interest expense increased by $906,582, or 61%, as the average interest rate on Midstream's total debt increased from 2.59% to 4.32% related to rising interest rates on the variable rate credit facility, net of an approximate $1,900,000 decrease in total average debt outstanding during the period.

Income Taxes - Income tax expense increased by $14,902,556, moving from a tax benefit of $11,410,645 in fiscal 2022 to tax expense of $3,491,911 in fiscal 2023.  The net tax benefit in fiscal 2022 was attributable to a net deferred tax benefit of $14,180,759 corresponding to the recognition of the impairment of the Company's investment in the LLC. The effective tax rate was 23.6% for fiscal 2023 compared to 26.5% for fiscal 2022. The effective tax rate for the prior fiscal year exceeded the combined federal and state statutory rate of 25.74% due to the combination of moving to a taxable loss position combined with deductions related to the amortization of the R&D tax credits. Excluding the impairment, the effective tax rate for fiscal 2022 would have been 23.2%.  See Note 8 for the impact of tax credits on the effective tax rate.

Earnings Per Share and Dividends - Basic and diluted earnings per share were $1.14 in fiscal 2023 compared to $3.48 loss per share in fiscal 2022. Dividends declared per share of common stock were $0.79 in fiscal 2023 compared to $0.78 in fiscal 2022.

Capital Resources and Liquidity

Due to the capital intensive nature of the utility business, as well as the impact of weather variability, the Company’s primary capital needs are the funding of its capital projects, investment in the LLC, the seasonal funding of its natural gas inventories and accounts receivables, debt service and payment of dividends to shareholders.  The Company anticipates funding these items through its operating cash flows, credit availability under short-term and long-term debt agreements and proceeds from the sale of its common stock.

Cash and cash equivalents decreased by approximately $3.4 million in fiscal 2023 compared to a $3.4 million increase in fiscal 2022. The following table summarizes the categories of sources and uses of cash:

Cash Flow Summary	Years Ended September 30,
	2023	2022
Net cash provided by operating activities	$23,796,700	$15,551,676
Net cash used in investing activities	(27,402,118)	(30,615,878)
Net cash provided by financing activities	218,935	18,444,799
Net increase (decrease) in cash and cash equivalents	$(3,386,483)	$3,380,597

Cash Flows Provided by Operating Activities:

The seasonal nature of the natural gas distribution business causes operating cash flows to fluctuate significantly during the year, as well as from year to year. Factors, including weather, energy prices, natural gas storage levels and customer collections, all contribute to working capital levels and related cash flows. Generally, operating cash flows are positive during the second and third fiscal quarters as a combination of earnings, declining storage gas levels and collections on customer accounts all contribute to higher cash levels. During the first and fourth fiscal quarters, operating cash flows generally decrease due to the combination of increasing natural gas storage levels and rising customer receivable balances.

Cash flows from operating activities increased by $8.2 million from the prior year. The table below summarizes the significant components operating cash flow:

	Years Ended September 30,		Increase
Cash Flows From Operating Activities:	2023	2022	(Decrease)
Net income (loss)	$11,299,282	$(31,732,602)	$43,031,884
Non-cash adjustments:
Depreciation	9,993,206	9,182,751	810,455
Equity in earnings	(2,084,990)	(73,327)	(2,011,663)
AFUDC	(362,685)	(75,154)	(287,531)
Allowance for credit losses	(216,106)	129,260	(345,366)
Impairment of unconsolidated affiliates	—	55,092,303	(55,092,303)
Changes in working capital and regulatory assets and liabilities:
Accounts receivable	1,374,442	(532,630)	1,907,072
Gas in storage	5,731,050	(9,049,181)	14,780,231
Prepaid income taxes	(139,789)	17,195	(156,984)
Accounts payable, accrued expenses and customer credit balances	(91,522)	310,700	(402,222)
Deferred taxes	38,241	(14,258,294)	14,296,535
Change in over (under) collection of gas costs	(66,760)	3,731,584	(3,798,344)
Rate refund	652,018	—	652,018
Supplier refunds	(2,209,343)	2,484,992	(4,694,335)
Other	(120,344)	324,079	(444,423)
Net cash provided by operating activities	$23,796,700	$15,551,676	$8,245,024

The primary driver for the increase in operating cash flows was the change in gas storage balance.  During the fiscal 2022 summer storage refill period, which generally extends from March through October, natural gas commodity prices rose significantly with the average price of gas in storage increasing from $3.15 per DTH at September 30, 2021 to $7.02 per DTH at September 30, 2022, resulting in a $9 million use of operating cash.  Subsequently, in fiscal 2023, much of the higher priced gas was withdrawn from storage to meet the energy demands of the winter heating season. When the fiscal 2023 summer storage refill period began, natural gas commodity prices were much lower than the prior fiscal period resulting in a decline in the average price of gas in storage to $4.40 per DTH at September 30, 2023, thereby generating $5.7 million in operating cash in fiscal 2023.  This improvement in operating cash flow was mitigated by changes in supplier refunds and under-collection of gas costs.  In March 2022, the Company received a $2.3 million supplier refund, resulting from a FERC rate case settlement, from one of the interstate pipelines that provides the Company with natural gas.  In July 2022, the Company began refunding this balance, along with other smaller refunds, to customers over a 12-month period.  The transition from collecting supplier refunds in fiscal 2022 to refunding them during fiscal 2023 resulted in a $4.7 million net reduction in operating cash between years.   At September 30, 2021, Roanoke Gas was in a net under-collected gas cost position of more than $5 million due to timing in adjusting the PGA factor for rising gas costs.  During fiscal 2022, Roanoke Gas collected from customers, through the ACA mechanism, nearly $3.6 million of the prior year under-collection.  In fiscal 2023, Roanoke Gas collected the remaining $1.4 million through the ACA mechanism; however, Roanoke Gas also generated a $1.5 million under-collection associated with current year gas costs.  As a result of the aforementioned lower gas costs and the application of the supplier refunds to customers' accounts, as well as reduced delinquent balances, accounts receivable moved from a $500,000 use of cash in fiscal 2022 to a $1.4 million source of operating cash in fiscal 2023.  The impairments on the Company's investment in the LLC resulted in significant swings in net income, deferred taxes and the recognition of impairment charges; however, the net effect of the impairments did not have an impact to operating cash flow.

Cash Flows Used in Investing Activities:

Investing activities primarily consist of expenditures related to investment in Roanoke Gas' utility property, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and gas distribution system facilities and expansion of its natural gas system to meet the demands of customer growth, as well as Midstream's investment in the LLC.  Roanoke Gas' expenditures were approximately $25.3 million and $25.5 million in fiscal 2023 and 2022, respectively. Roanoke Gas renewed 5.7 miles of main and 452 service lines and 8.3 miles of main and 605 service lines in fiscal years 2023 and 2022, respectively. The current SAVE Plan is focused on the replacement of pre-1973 first generation plastic pipe in addition to other SAVE related infrastructure. Furthermore, Roanoke Gas’ capital expenditures included costs to extend natural gas distribution mains and services to 430 customers in fiscal 2023, compared to 544 customers in fiscal 2022.  The RNG project, which went into service in March 2023, also accounted for $3.9 million and $3.1 million in expenditures for fiscal 2023 and 2022, respectively.  Depreciation covered approximately 39% and 36% of the current and prior year's capital expenditures, respectively, with the balance provided from other operating cash flows and financing activities.

Capital expenditures are expected to be at least $20 million annually over the next few years as Roanoke Gas continues to focus on its SAVE Plan, as well as system improvements and customer growth. The Company expects to utilize its operating cash flows and credit facilities, as well as consider additional equity capital, to meet the funding requirements of these planned expenditures.

Investing cash flows also reflects the fiscal 2023 funding of $2.1 million for Midstream's participation in the LLC, down from the $5.3 million in fiscal 2022.  Effective in May 2023, under agreement with the LLC's managing partner and primary interest owner, Midstream's future capital contributions to the LLC have been assumed by the primary interest owner.  Accordingly, Midstream has no further capital contributions during the remaining construction period of the MVP.  Midstream has and will remain responsible for its portion of the capital requirements of the Southgate project.  The LLC's managing partner is currently targeting completion of the MVP during the first quarter of calendar 2024. More information is provided under the Equity Investment in Mountain Valley Pipeline section below.

Cash Flows Provided by Financing Activities:

Financing activities generally consist of borrowings and repayments under credit agreements, issuance of common stock and the payment of dividends. Net cash flows provided by financing activities were $200,000 and $18.4 million in fiscal 2023 and 2022, respectively.  The decrease in financing cash flows was primarily attributable to Resources' $27 million equity offering in March 2022 of which $12 million was invested in Roanoke Gas and $10 million in Midstream.  The remaining $5 million in equity was invested in Midstream in fiscal 2023.  Due to these cash infusions from the equity issue and the issuance of Roanoke Gas' $15 million and $10 million unsecured notes and Midstream's $8 million note, Roanoke Gas was able to pay down its line-of-credit balance and maturing $7 million note and Midstream applied $18 million against its non-revolving credit facility during fiscal 2022.  During fiscal 2023, the Company realized $3.9 million from the issuance of stock through the ATM program, DRIP activity and the exercise of stock options compared to the $2.0 million received from those same activities during the prior year, in addition to the $27 million from the equity offering.  Cash out flows for dividend payments reached $7.8 million as the annualized dividend rate increased from $0.78 to $0.79 per share and total outstanding shares increased as a result of the stock activity. The Company’s consolidated capitalization was 44.4% equity and 55.6% long-term debt at September 30, 2023, exclusive of unamortized debt expense. This compares to 40.4% equity and 59.6% long-term debt at September 30, 2022.

The current interest rate environment is expected to continue to result in higher interest costs associated with the Company's variable rate debt or on the issuance of any new debt.

Management regularly evaluates the Company's liquidity through a review of its available financing resources and its operating cash flows.  Resources maintains the ability to raise equity capital through its ATM program, private placement or other public offerings.  Management believes Roanoke Gas has sufficient financing resources to meet its cash requirements for the next year, including the line-of-credit and the two private shelf facilities.  The first shelf facility provides for the issuance of up to $40 million in unsecured notes in addition to the $28 million previously issued.  This shelf agreement was extended in December 2022 and is scheduled to expire on December 6, 2025.  The second facility provides for the issuance of up to $70 million in unsecured notes during its current term, which expires September 30, 2025.  Roanoke Gas may also adjust capital spending as necessary if such a need would arise.

Based on the agreement with the LLC's managing partner to assume future capital contributions related to the MVP, Midstream's future cash requirements are reduced to regular monthly operating expenses, debt service and capital contributions to Southgate.   Midstream's total debt service over the succeeding 12 months includes $11 million to retire maturing debt and approximately $2.7 million in interest expense based on current rates.  With current projections by the LLC's managing partner of MVP completion date during the first quarter of calendar 2024 and the subsequent operation of the pipeline, management believes that they will be able to negotiate extensions or refinancing options on the maturing debt and Midstream will meet its cash requirements over the ensuing 12 month period.

Notes 6 and 7 provide details on the Company's line-of-credit and borrowing activities.

ATM Program

Resources issued 127,852 shares of common stock for $2,713,020, net of $69,565 in fees, under the ATM program for the year ended September 30, 2023.  For the year ended September 30, 2022, Resources issued 4,872 shares of common stock for $112,500, net of $2,813 in fees, under the ATM program.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Equity Investment in Mountain Valley Pipeline

The Company has a less than 1% interest in the MVP, which is accounted for as an equity investment, and a less than 1% interest in the Southgate pipeline, which is contemplated to interconnect with the MVP.  As discussed more fully in Note 5, since inception, the MVP has encountered various legal and regulatory issues that have substantially delayed the completion of the project, including a period in 2022 where work on the project had been halted.

As required by GAAP, management assesses the fair value of its investment on a quarterly basis.  As a result of the halt in construction in 2022, management conducted an assessment of its investment in MVP in accordance with the provisions of ASC 323, Investments - Equity Method and Joint Ventures. This assessment included a third-party valuation.  As a result of its evaluations, management concluded that the investment in the LLC sustained other-than-temporary declines in fair value and recorded pre-tax impairment losses of $39.8 million and $15.3 million in its second and fourth quarters of 2022, respectively. This is described more fully in Note 5.

Developments in 2023 on the legislative and legal fronts were favorable.  Most notably, in June 2023, the FRA declared the completion of the MVP to be in the national interest and cleared the permitting and regulatory impediments.  It also divested courts of jurisdiction to review agency actions on approvals necessary for MVP construction and initial operation.  In July 2023, SCOTUS lifted certain stays and cleared the judicial impediments.  Construction work restarted and the current target is that the MVP will be completed in the first quarter of calendar 2024.  Combined, these actions have significantly increased the Company’s assessment of the probability of a successful project with a concomitant increase to fair value.  GAAP does not permit the Company to reverse previously recorded impairment charges.

To date, Resources' earnings from MVP are primarily attributable to AFUDC income generated by the LLC.  Once the pipeline is commercially operational, AFUDC will cease and the Company will begin to receive its share of LLC earnings from long-term contracts to provide gas that were previously executed by the LLC.  Resources expects cash distributions from the LLC to begin three to six months after commercial operations begin.

Although the outlook for the MVP project is more positive than a year ago, management will monitor the status of MVP and Southgate for circumstances that could lead to future impairments. The amount and timing of further impairment, if any, would be dependent on the specific circumstances, including changes to probabilities of completion, changes in the assumed future cash flows and discount rate at the time of evaluation.

Midstream fully borrowed $23 million under its non-revolving credit facility, which matures in December 2024.  It has begun amortization of $400,000 per quarter on an additional variable rate note, as well as a note that comes fully due in June 2024.  The Company is actively discussing and anticipates refinancing those obligations in 2024.  With the expected completion of MVP in the first quarter of calendar 2024, Midstream is considering the long-term structure of its debt as it evolves from a project phase to an operating phase.  See Note 7 for more information on all borrowings related to Midstream.

Regulatory

On December 2, 2022, Roanoke Gas filed an application with the SCC seeking an $8.55 million annual increase in its non-gas base rates, of which $4.05 million was being recovered through the SAVE Rider.  Since the Company was seeking to recover the costs associated with its SAVE Plan through interim non-gas base rates effective January 1, 2023, the Company discontinued its SAVE Plan and Rider for the remainder of the current fiscal year.  In the fourth quarter of fiscal 2023, the Company reached a settlement with the SCC staff on all outstanding issues in the case.  Under the terms of the settlement, the Company agreed to an incremental revenue requirement of $7.45 million. The Company agreed to begin billing the new rates effective October 1, 2023.  The Company expects to receive the final order on the rate application in late calendar 2023 or early 2024.

The Company has recorded a provision for refund, including interest, associated with customer billings for the difference between the interim rates and the settlement rates.

Roanoke Gas continues to recover the costs of its infrastructure replacement program through its SAVE Rider. The Company filed an application with the SCC for a new, five-year SAVE Plan and Rider on March 31, 2023, seeking recovery of costs associated with an estimated $8.5 million in SAVE eligible investment in fiscal 2024 and an estimated cumulative investment of $49.5 million over the proposed five-year plan period ending September 30, 2028.  On August 31, 2023, the SCC approved the new SAVE Plan and Rider with rates effective October 1, 2023.

On May 16, 2022, Roanoke Gas announced a cooperative agreement under which Roanoke Gas and the Western Virginia Water Authority would produce commercial quality RNG from biogas produced at the regional water pollution control plant.  In August 2022, Roanoke Gas filed an application with the SCC seeking approval of a rate adjustment clause to recover the costs associated with constructing, owning, operating and maintaining the renewable natural gas facility.  The application was filed under Chapter 30 of Title 56 of the Code of Virginia.  Chapter 30 allows the Company to accrue AFUDC on the RNG project.  In connection with the RNG project, Roanoke Gas began accruing AFUDC in fiscal 2022 associated with construction of the facility.  The Company has recognized approximately $468,000 of AFUDC since inception of the RNG project.  The Company received a final order from the SCC on January 23, 2023 approving the Company’s application. The RNG facility became operational in March 2023.  The Company began billing customers the RNG rate adjustment on March 1, 2023, at which time the Company ceased recording AFUDC.

On May 30, 2023, the Company filed an application with the SCC to update the RNG Rider with an effective date of October 1, 2023.  On September 1, 2023, the SCC approved the updated RNG Rider with rates effective October 1, 2023.

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

On July 19, 2022, the SCC approved the application and on August 4, 2022, the housing authority transferred the assets from two apartment complexes to Roanoke Gas. Roanoke Gas recorded these assets and recognized a pre-tax gain of approximately $219,000 during the fourth quarter of fiscal 2022.  On September 29, 2023, the housing authority transferred the assets from one additional apartment complex to Roanoke Gas and the Company recorded a pre-tax gain of approximately $311,000 during the fourth quarter of fiscal 2023.  The authority is awaiting future funding to complete the two remaining apartment complexes.  The timing of funding and the completion of the asset renewals for these complexes is unknown at this time.

Critical Accounting Policies and Estimates

The consolidated financial statements of Resources are prepared in accordance with GAAP. The amounts of assets, liabilities, revenues and expenses reported in the Company’s financial statements are affected by accounting policies, estimates and assumptions that are necessary to comply with generally accepted accounting principles. Estimates used in the financial statements are derived from prior experience, statistical analysis and management and professional judgments. Actual results may differ significantly from these estimates and assumptions.

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

The determination of fair value of the Company's investment in the LLC is a significant estimate.  Management has conducted quarterly evaluations of its investment in the LLC, with the assistance of a valuation specialist as needed, to determine the fair value utilizing an income approach and probability scenarios of discounted cash flows.  In conducting these evaluations, management made a variety of assumptions that it believes to be reasonable.  Variations in many of these assumptions could have a significant impact on the calculation of the fair value and the resulting level of impairment recorded.  Furthermore, these assumptions are based on the facts and circumstances at the date of the evaluations and are subject to change.  See the Equity Investment in Mountain Valley Pipeline section for additional information regarding the LLC valuation.

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

Revenue recognition - Regulated utility sales and transportation revenues are based upon rates approved by the SCC. The non-gas cost component of rates may not be changed without a formal rate application and corresponding authorization by the SCC in the form of a Commission order; however, the gas cost component of rates is adjusted quarterly, or more frequently if necessary, through the PGA mechanism. When the Company files a request for a non-gas rate increase, the SCC may allow the Company to place such rates into effect subject to refund pending a final order. Under these circumstances, the Company estimates the amount of increase it anticipates will be approved based on the best available information.  The Company has established a reserve for rate refund related for the difference in the settlement rates approved by the SCC staff and the interim rates implemented effective January 1, 2023.  Once a final order is issued by the SCC, the Company will refund the excess billings to its customers.

The Company also bills customers through a SAVE Rider that provides a mechanism to recover on a prospective basis the costs associated with the Company’s expected investment related to the replacement of natural gas distribution pipe and other qualifying projects. As authorized by the SCC, the Company adjusts billed revenues monthly through the application of the WNA model. As the Company's non-gas rates are established based on the 30-year temperature average, monthly fluctuations in temperature from the 30-year average could result in the recognition of more or less revenue than for what the non-gas rates were designed. The WNA authorizes the Company to adjust monthly revenues for the effects of variation in weather from the 30-year average with a corresponding entry to a WNA receivable or payable. At the end of each WNA year, the Company refunds excess revenue collected for weather that was colder than the 30-year average or bills customers for revenue short-fall resulting from weather that was warmer than normal.  In a manner similar to the SAVE Rider, the Company also has an SCC approved mechanism to recover the investment and expenses for the operation of the RNG facility.  As required under the provisions of ASC 980, the Company recognizes billed revenue related to SAVE projects, RNG and from the WNA to the extent such revenues have been earned under the provisions approved by the SCC.

The Company bills its regulated natural gas customers on a monthly cycle. The billing cycle for most customers does not coincide with the accounting periods used for financial reporting. The Company accrues revenue for estimated natural gas delivered to customers but not yet billed during the accounting period. The following month, the unbilled estimate is reversed, the actual usage is billed and a new unbilled estimate is calculated. The consolidated financial statements include unbilled revenue of $1,240,097 and $1,585,062 as of September 30, 2023 and 2022, respectively.

Under the provisions of ASU 2014-09, Revenue from Contracts with Customers, the Company recognizes revenues when natural gas is delivered to customers (the performance obligation) based on SCC approved tariff rates (the transaction price). The Company recognizes revenue through both billed and unbilled customer usage. The Company also recognizes revenue through ARPs, including the WNA.

Allowance for Credit Losses - The Company evaluates the collectability of its accounts receivable balances based upon a variety of factors including loss history, level of delinquent account balances, collections on previously written off accounts and general economic conditions. The historical model used in valuing reserve for bad debts has been consistently applied prior to COVID-19 and has produced reasonable estimates for valuing the potential credit losses on customer accounts receivable. With the arrival of COVID-19 and the unprecedented widespread impact deriving from the pandemic, including the 17-month disconnection moratorium which ended August 30, 2021, the estimation of the Company's allowance for credit losses was more subjective with greater reliance on qualitative assessments and judgment rather than historical patterns.  This greater focus on qualitative assessments continued into fiscal 2022 as the residual impact of COVID and the availability of federal financial assistance through the CARES Act and ARPA that were incorporated into fiscal 2021 credit loss estimates continued to have an effect on customer payment patterns.  In fiscal 2023, customer account activity returned to pre-COVID levels where customer payment patterns and account aging were more predictable and prior valuation techniques were again applicable.  Based on management's evaluation and assessments, the total allowance for credit losses were estimated at $155,164 and $371,271 as of September 30, 2023 and 2022, respectively.

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

In selecting the discount rate to be used in determining the benefit liability, the Company utilized the FTSE Pension Discount Curve, which incorporates the rates of return on high-quality, fixed-income investments that corresponded to the length and timing of benefit streams expected under both the pension plan and postretirement plan. The Company used a discount rate of 5.63% for valuing both its pension plan and postretirement plan liabilities at September 30, 2023. These discount rates represent an increase from the 5.15% for the pension plan and 5.16% for the postretirement plan used for valuing the corresponding liabilities at September 30, 2022. The increase in discount rates corresponds to the market reactions to the continuing inflationary pressures on the financial markets and economy.  The yield on the 30-year Treasury increased from 2.08% at September 30, 2021 to 3.79% at September 30, 2022 and to 4.73% at September 30, 2023. Corporate bond rates experienced a smaller increase as credit spreads have narrowed. The rise in the discount rates was the primary factor in the reduction of the benefit obligations for both the pension and the postretirement plan. Mortality assumptions were based on the PRI-2012 Mortality Table with improvements projected generational using Projection Scale MP-2021 for the current year valuation.

Management has focused on reducing risk in the Company's defined benefit plans through different means including offering lump sum payouts to vested terminated participants and implementing a "soft freeze" on the plans.  In 2017, the Company implemented a soft freeze to the pension plan whereby employees hired on or after January 1, 2017 would not be eligible to participate. Employees hired prior to that date continue to accrue benefits based on compensation and years of service. This soft freeze mirrored the strategy in 2000 when the Company implemented a similar freeze in its postretirement plan.  Each of these strategies have served to limit liability growth and reduce volatility.

The Company also has focused on its asset investment strategy. With the soft freeze of both the pension and postretirement plans, future liability growth associated with participant service and compensation has been limited.  Under the pension plan, the portion of the liability attributable to active eligible employees continuing to accrue benefits has declined from 56% of the liability as of the date of the soft freeze to 38% in fiscal 2023.  The remaining 62% of the 2023 liability is set, subject to variability in the discount rate and mortality adjustments.  Since January 2017, when the pension plan froze access to new employees, the asset allocation has transitioned from 60% equity and 40% fixed income to 25% equity and 75% fixed.  During the same period, the fixed income portion of the plan was transitioned to an LDI approach, with the fixed income assets invested in securities with a duration that corresponds to the duration of the corresponding liability.  This synchronization of the pension assets with the pension liabilities has reduced volatility in the funded status of the plan.  This is evidenced by the relative stability of the funded status of the pension plan at September 30, 2023 and 2022 with a funded ratio of 100% and 103%, respectively.  The 25% allocation to equity investments provides asset growth potential to offset increases in the pension liability related to those employees continuing to accrue benefits. Management will continue to evaluate the investment allocation as the liabilities mature and make adjustments as necessary.

The Company has initiated a transition of the postretirement plan assets from a 50% equity and 50% fixed income allocation to a 30% equity and 70% fixed income allocation.  This revision to the investment targets is in response to a greater proportion of participants that have transitioned to retirement.  As the postretirement plan implemented the soft freeze in 2000, only 25% of the plan's liability is currently attributable to active employees with the remaining liability associated with retired participants. Similar to the pension plan, the revision to the asset allocation will seek to reduce the volatility in funded status while still providing the opportunity for asset growth through the equity portion of the portfolio.  The funded status for the postretirement plan was 116% and 98% as of September 30, 2023 and 2022, respectively.  The improvement in the funded status was due to the higher equity allocation and shorter duration of the fixed income portion of the portfolio compared to the duration of the corresponding plan liabilities.  Management will continue to monitor and evaluate the asset allocation and adjust as warranted.

A summary of the funded status of both the pension and postretirement plans is provided below:

Funded status - September 30, 2023	Pension	Postretirement	Total
Benefit obligation	$26,747,624	$11,248,448	$37,996,072
Fair value of assets	26,878,661	13,019,313	39,897,974
Funded status	$131,037	$1,770,865	$1,901,902

Funded status - September 30, 2022	Pension	Postretirement	Total
Benefit obligation	$27,268,456	$12,416,546	$39,685,002
Fair value of assets	28,017,797	12,138,119	40,155,916
Funded status	$749,341	$(278,427)	$470,914

The Company annually evaluates the long-term rate of return on its targeted investment allocation model, as well as the overall asset allocation of its benefit plans, and reviews both plans' potential long-term rate of return with its investment advisors to determine the rates used in each plan's actuarial assumptions.  Management maintained the long-term rate of return assumption at 4.50% for fiscal 2023 based on evaluation by the Company's investment advisor and management's assessment of the current market environment. The long-term rate of return for the postretirement plan increased slightly from 3.95% in fiscal 2023 to 4.24% for fiscal 2024. Management will continue to re-evaluate the return assumptions and asset allocation and adjust both as market conditions warrant.

Management estimates that the Company will have no minimum funding requirements next year.  The Company currently does not expect to make contributions to its pension plan and postretirement plan in fiscal 2024 due to other financing considerations and the funded position of the plans. The Company will continue to evaluate its benefit plan funding levels in light of funding requirements and ongoing investment returns and make adjustments, as necessary, to avoid benefit restrictions and minimize PBGC premiums.

The following schedule reflects the sensitivity of pension costs to changes in certain actuarial assumptions, assuming that the other components of the calculation remain constant.

Actuarial Assumptions - Pension Plan	Change in Assumption	Increase in Pension Cost	Increase in Projected Benefit Obligation
Discount rate	-0.25%	$79,000	$825,000
Rate of return on plan assets	-0.25%	66,000	N/A
Rate of increase in compensation	0.25%	29,000	132,000

The following schedule reflects the sensitivity of postretirement benefit costs from changes in certain actuarial assumptions, while the other components of the calculation remain constant.

Actuarial Assumptions - Postretirement Plan	Change in Assumption	Increase (Decrease) in Postretirement Benefit Cost	Increase in Accumulated Postretirement Benefit Obligation
Discount rate	-0.25%	$(9,000)	$323,000
Rate of return on plan assets	-0.25%	29,000	N/A
Medical claim cost increase	0.25%	21,000	316,000

Derivatives - The Company may hedge certain risks incurred in its operation through the use of derivative instruments. The Company applies the requirements of ASC 815, Derivatives and Hedging, which requires the recognition of derivative instruments as assets or liabilities in the Company’s consolidated balance sheet at fair value. In most instances, fair value is based upon quoted futures prices for natural gas commodities and interest rate futures for interest rate swaps. Changes in the commodity and futures markets will impact the estimates of fair value in the future. Furthermore, the actual market value at the point of realization of the derivative may be significantly different from the values used in determining fair value in prior financial statements. The Company had five interest-rate swaps outstanding at September 30, 2023 related to its variable rate notes. See Notes 1 and 7 to the consolidated financial statements for additional information regarding the swaps.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.    Financial Statements and Supplementary Data.

RGC Resources, Inc. and Subsidiaries

Consolidated Financial Statements

for the Years Ended September 30, 2023 and 2022

and Report of Independent

Registered Public Accounting Firm

RGC RESOURCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RGC Resources, Inc.

Roanoke, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RGC Resources, Inc. and Subsidiaries (“the Company”) as of September 30, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Brown Edwards & Company, L.L.P
CERTIFIED PUBLIC ACCOUNTANTS

We have served as the Company's auditor since 2006.

Roanoke, Virginia

December 1, 2023

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2023 AND 2022

	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,512,431	$4,898,914
Accounts receivable, net	4,194,934	5,353,270
Materials and supplies	1,674,462	1,228,554
Gas in storage	11,185,601	16,916,651
Prepaid income taxes	3,227,544	3,087,755
Regulatory assets	2,854,276	1,877,468
Interest rate swaps	1,533,057	1,218,211
Other	612,957	967,496
Total current assets	26,795,262	35,548,319
UTILITY PROPERTY:
In service	318,369,891	290,940,683
Accumulated depreciation and amortization	(85,752,798)	(80,242,946)
In service, net	232,617,093	210,697,737
Construction work in progress	14,966,458	19,163,337
Utility property, net	247,583,551	229,861,074
OTHER NON-CURRENT ASSETS:
Regulatory assets	5,389,445	5,446,547
Investment in unconsolidated affiliates	17,187,093	13,773,075
Benefit plan assets	1,901,902	749,341
Deferred income taxes	1,163,594	1,057,079
Interest rate swaps	3,084,398	3,580,256
Other	624,095	293,552
Total other non-current assets	29,350,527	24,899,850
TOTAL ASSETS	$303,729,340	$290,309,243

(Continued)

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2023 AND 2022

	2023	2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$10,975,000	$1,300,000
Line-of-credit	4,353,572	—
Dividends payable	1,978,400	1,915,317
Accounts payable	5,838,643	8,600,919
Capital contributions payable	—	804,506
Customer credit balances	1,972,132	1,400,770
Customer deposits	1,476,321	1,457,610
Accrued expenses	4,661,722	3,668,122
Regulatory liabilities	1,632,716	3,168,066
Other	30,281	—
Total current liabilities	32,918,787	22,315,310
LONG-TERM DEBT:
Notes payable	126,100,000	135,971,200
Unamortized debt issuance costs	(255,272)	(275,911)
Long-term debt, net	125,844,728	135,695,289
DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
Asset retirement obligations	10,792,831	10,204,079
Regulatory cost of retirement obligations	13,029,376	12,277,796
Benefit plan liabilities	47,674	337,535
Deferred income taxes	2,008,458	3,165,454
Regulatory liabilities	18,031,693	13,223,124
Other	323,168	—
Total deferred credits and other non-current liabilities	44,233,200	39,207,988
COMMITMENTS AND CONTINGENCIES (Note 12)
CAPITALIZATION:
Stockholders’ Equity:
Common stock, $5 par value; authorized 20,000,000 shares; issued and outstanding 10,015,254 and 9,820,535 shares in 2023 and 2022, respectively	50,076,270	49,102,675
Preferred stock, no par; authorized 5,000,000 shares; no shares issued and outstanding in 2023 and 2022	—	—
Capital in excess of par value	44,430,786	41,479,459
Retained earnings	3,972,280	544,158
Accumulated other comprehensive income	2,253,289	1,964,364
Total stockholders’ equity	100,732,625	93,090,656
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$303,729,340	$290,309,243

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED September 30, 2023 AND 2022

	2023	2022
OPERATING REVENUES:
Gas utility	$97,325,307	$84,035,644
Non utility	114,458	129,578
Total operating revenues	97,439,765	84,165,222
OPERATING EXPENSES:
Cost of gas - utility	51,742,718	42,496,055
Cost of sales - non utility	25,603	29,126
Operations and maintenance	15,903,972	15,489,240
General taxes	2,324,314	2,285,203
Depreciation and amortization	9,764,678	8,948,923
Total operating expenses	79,761,285	69,248,547
OPERATING INCOME	17,678,480	14,916,675
Equity in earnings of unconsolidated affiliate	2,084,990	73,327
Impairment of unconsolidated affiliates	—	(55,092,303)
Other income, net	646,528	1,456,983
Interest expense	5,618,805	4,497,929
INCOME (LOSS) BEFORE INCOME TAXES	14,791,193	(43,143,247)
INCOME TAX EXPENSE (BENEFIT)	3,491,911	(11,410,645)
NET INCOME (LOSS)	$11,299,282	$(31,732,602)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$1.14	$(3.48)
Diluted	$1.14	$(3.48)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	9,922,701	9,122,678
Diluted	9,927,157	9,122,678

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED September 30, 2023 AND 2022

	2023	2022
NET INCOME (LOSS)	$11,299,282	$(31,732,602)
Other comprehensive income (loss), net of tax:
Interest rate swaps	(134,419)	4,451,551
Defined benefit plans	423,344	(951,753)
OTHER COMPREHENSIVE INCOME, NET OF TAX	288,925	3,499,798
COMPREHENSIVE INCOME (LOSS)	$11,588,207	$(28,232,804)

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED September 30, 2023 AND 2022

				Accumulated
		Capital in		Other	Total
	Common	Excess of	Retained	Comprehensive	Stockholders’
	Stock	Par Value	Earnings	Income (Loss)	Equity
BALANCE - SEPTEMBER 30, 2021	$41,875,460	$19,705,387	$39,656,296	$(1,535,434)	$99,701,709
Net loss	—	—	(31,732,602)	—	(31,732,602)
Other comprehensive income	—	—	—	3,499,798	3,499,798
Exercise of stock options (8,750 shares)	43,750	83,064	—	—	126,814
Stock option grants	—	16,330	—	—	16,330
Cash dividends declared ($0.78 per share)	—	—	(7,379,536)	—	(7,379,536)
Issuance costs	—	(54,175)	—	—	(54,175)
Issuance of common stock (1,436,693 shares)	7,183,465	21,728,853	—	—	28,912,318
BALANCE - SEPTEMBER 30, 2022	$49,102,675	$41,479,459	$544,158	$1,964,364	$93,090,656
Net income	—	—	11,299,282	—	11,299,282
Other comprehensive income	—	—	—	288,925	288,925
Exercise of stock options (12,500 shares)	62,500	137,500	—	—	200,000
Stock option grants	—	21,560	—	—	21,560
Cash dividends declared ($0.79 per share)	—	—	(7,871,160)	—	(7,871,160)
Issuance costs	—	(221,618)	—	—	(221,618)
Issuance of common stock (182,219 shares)	911,095	3,013,885	—	—	3,924,980
BALANCE - SEPTEMBER 30, 2023	$50,076,270	$44,430,786	$3,972,280	$2,253,289	$100,732,625

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED September 30, 2023 AND 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,299,282	$(31,732,602)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	9,993,206	9,182,751
Cost of retirement of utility property, net	(824,637)	(630,262)
Stock option grants	21,560	16,330
Equity in earnings of unconsolidated affiliate	(2,084,990)	(73,327)
Impairment of unconsolidated affiliates	—	55,092,303
Allowance for funds used during construction	(362,685)	(75,154)
Deferred income taxes	38,241	(14,258,294)
Other noncash items, net	(67,266)	317,169
Changes in assets and liabilities which provided (used) cash:
Accounts receivable and customer deposits, net	1,393,153	(646,362)
Inventories and gas in storage	5,285,142	(9,246,069)
Regulatory and other assets	(891,152)	3,949,270
Accounts payable, customer credit balances and accrued expenses, net	(91,522)	310,700
Regulatory liabilities	88,368	3,345,223
Total adjustments	12,497,418	47,284,278
Net cash provided by operating activities	23,796,700	15,551,676
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for utility property	(25,306,524)	(25,461,000)
Investment in unconsolidated affiliates	(2,133,534)	(5,260,863)
Proceeds from disposal of utility property	37,940	105,985
Net cash used in investing activities	(27,402,118)	(30,615,878)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line-of-credit	33,172,013	36,871,007
Repayments under line-of-credit	(28,818,441)	(54,499,904)
Proceeds from issuance of unsecured notes	1,103,800	39,286,000
Retirement of notes payable	(1,300,000)	(25,125,000)
Debt issuance expenses	(33,722)	(58,201)
Proceeds from issuance of stock	3,903,362	28,984,957
Cash dividends paid	(7,808,077)	(7,014,060)
Net cash provided by financing activities	218,935	18,444,799
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,386,483)	3,380,597
BEGINNING CASH AND CASH EQUIVALENTS	4,898,914	1,518,317
ENDING CASH AND CASH EQUIVALENTS	$1,512,431	$4,898,914
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,299,959	$4,269,900
Income taxes	1,775,145	2,290,000

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED September 30, 2023 AND 2022

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—RGC Resources, Inc. is an energy services company primarily engaged in the sale and distribution of natural gas. The consolidated financial statements include the accounts of Resources and its wholly owned subsidiaries: Roanoke Gas, Midstream and Diversified Energy. Roanoke Gas is a natural gas utility, which distributes and sells natural gas to approximately 62,200 residential, commercial and industrial customers within its service areas in Roanoke, Virginia and the surrounding localities. The Company’s business is seasonal in nature as a majority of natural gas sales are for space heating during the winter season. Roanoke Gas is regulated by the SCC. Midstream is a wholly owned subsidiary created primarily to invest in the Mountain Valley Pipeline project. Diversified Energy is inactive.

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

Regulatory assets and liabilities included in the Company’s consolidated balance sheets as of September 30, 2023 and 2022 are as follows:

	September 30
	2023	2022
Assets:
Current Assets:
Regulatory assets:
Accrued WNA revenues	$414,689	$193,518
Under-recovery of gas costs	1,383,340	1,316,580
Under-recovery of RNG revenues	797,804	—
Accrued pension	243,017	237,911
Other deferred expenses	15,426	129,459
Total current	2,854,276	1,877,468
Utility Property:
In service:
Other	479,647	11,945
Construction work in progress:
AFUDC	356,325	461,342
Other Non-Current Assets:
Regulatory assets:
Premium on early retirement of debt	1,256,059	1,370,246
Accrued pension	3,786,265	3,894,561
Other deferred expenses	347,121	181,740
Total non-current	5,389,445	5,446,547

Total regulatory assets	$9,079,693	$7,797,302
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Over-recovery of SAVE Plan revenues	$146,861	$158,847
Rate refund	652,018	—
Deferred income taxes	527,034	363,297
Supplier refunds	275,649	2,484,992
Other deferred liabilities	31,154	160,930
Total current	1,632,716	3,168,066
Deferred Credits and Non-Current Other Liabilities:
Asset retirement obligations	10,792,831	10,204,079
Regulatory cost of retirement obligations	13,029,376	12,277,796
Regulatory liabilities:
Deferred income taxes	16,249,776	13,193,006
Deferred postretirement medical	1,781,917	30,118
Total non-current	41,853,900	35,704,999

Total regulatory liabilities	$43,486,616	$38,873,065

Amortization of $213,450 and $156,467 of regulatory assets for the years ended September 30, 2023 and 2022, respectively, is included in operations and maintenance expense on the consolidated statements of income. Amortization of $237,911 and $206,679 of regulatory assets for the years ended September 30, 2023 and 2022, respectively, is included in other income, net on the consolidated statements of income.  Amortization of $114,187 of regulatory assets for both years ended September 30, 2023 and 2022 is included in interest expense on the consolidated statements of income.

As of September 30, 2023, the Company had regulatory assets in the amount of $8,600,046 on which the Company did not earn a return during the recovery period.

Utility Property and Depreciation—Utility property is stated at original cost and includes direct labor and materials, contractor costs, and all allocable overhead charges. The Company applies the group method of accounting, where the costs of like assets are aggregated and depreciated by applying a rate based on the average expected useful life of the assets. In accordance with Company policy, expenditures for depreciable assets with a life greater than one year are capitalized, along with any upgrades or improvements to existing assets, when such upgrades or improvements significantly improve or extend the original expected useful life. Expenditures for maintenance, repairs, and minor renewals and betterments are expensed as incurred. The original cost of depreciable property retired is removed from utility property and charged to accumulated depreciation. The cost of asset removals, less salvage, is charged to “regulatory cost of retirement obligations” or “asset retirement obligations” as explained under Asset Retirement Obligations below.

Utility property is composed of the following major classes of assets:

	September 30
	2023	2022
Distribution and transmission	$286,200,652	$259,253,559
LNG storage	15,407,053	15,383,276
General and miscellaneous	16,762,186	16,303,848
Total utility property in service	$318,369,891	$290,940,683

Provisions for depreciation are computed principally at composite straight-line rates over a range of periods. Rates are determined by depreciation studies, which are required to be performed at least every 5 years on the regulated utility assets of Roanoke Gas. The last depreciation study was completed and approved by the SCC staff in fiscal 2019. The Company will complete a new depreciation study during fiscal 2024. The composite weighted-average depreciation rate was 3.30% and 3.28% for the years ended September 30, 2023 and 2022, respectively.

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

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These reviews have not identified any impairments which would have a material effect on the results of operations or financial condition. See Note 5 for prior year impairment related to the Company's investment in affiliates.

In fiscal 2020, Roanoke Gas implemented the application of AFUDC related to infrastructure investments associated with two gate stations that will interconnect with the MVP. In fiscal 2022, the SCC approved the application of AFUDC on the RNG project during its construction phase. This treatment allows capitalizing both the equity and debt financing costs during the construction phases. For the years ended September 30, 2023, and 2022, the Company capitalized $76,785 and $15,911 of debt financing costs and $285,900 and $59,243 of equity financing costs related to these projects, respectively, thereby affecting interest expense and other income, net on the consolidated statements of income. See Note 3 for further information.

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

The Company’s composite depreciation rates include a component to provide for the cost of asset retirement. As a result, the Company accrues the estimated cost of retirement of its utility plant through depreciation expense and creates a corresponding regulatory liability. The costs of retirement considered in the development of the depreciation component include those costs associated with the legal liability. Therefore, the ARO is reclassified from the regulatory cost of retirement obligation. If the legal obligations were to exceed the regulatory liability provided for in the depreciation rates, the Company would establish a regulatory asset for such difference with the anticipation of future recovery through rates charged to customers. In 2022, the Company increased its asset retirement obligation to reflect revisions to the estimated cash flows for asset retirements due to increasing costs.

The following is a summary of the AROs:

	Years Ended September 30
	2023	2022
Beginning balance	$10,204,079	$7,628,958
Liabilities incurred	91,670	236,926
Liabilities settled	(180,865)	(131,763)
Accretion	677,947	397,692
Revisions to estimated cash flows	—	2,072,266
Ending balance	$10,792,831	$10,204,079

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

A reconciliation of changes in the allowance for credit losses is as follows:

	Years Ended September 30
	2023	2022
Beginning balance	$371,271	$242,010
Provision for credit losses	54,211	492,875
Recoveries of accounts written off	181,676	135,143
Accounts written off	(451,994)	(498,757)
Ending balance	$155,164	$371,271

Lease Accounting—The Company leases certain assets including office space and land classified as operating leases. The Company determines if an arrangement is a lease at inception of the agreement based on the terms and conditions in the contract.  The operating lease ROU assets and operating lease liabilities are recognized as the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company uses an estimate of its secured incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate is determined by management aided by inquiries of a third party. The operating lease ROU asset also is adjusted for any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease at certain dates, typically at the Company’s own discretion. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. Lease expense for minimum lease payments is recognized on a straight-line basis over the term of the agreement. The Company made an accounting policy election that payments under agreements with an initial term of 12 months or less will not be included on the consolidated balance sheet but will be recognized in the consolidated statements of operations on a straight-line basis over the term of the agreement.

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

Unbilled Revenues—The Company bills its natural gas customers on a monthly cycle; however, the billing cycle for most customers does not coincide with the accounting periods used for financial reporting. As the Company recognizes revenue when gas is delivered, an accrual is made to estimate revenues for natural gas delivered to customers but not billed during the accounting period. The amounts of unbilled revenue receivable included in accounts receivable on the consolidated balance sheets at September 30, 2023 and 2022 were $1,240,097 and $1,585,062, respectively.

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

Over/Under-Recovery of Natural Gas Costs—Pursuant to the provisions of the Company’s PGA clause, the SCC provides the Company with a method of passing along to its customers increases or decreases in natural gas costs incurred by its regulated operations, including gains and losses on natural gas derivative hedging instruments, if utilized. On at least a quarterly basis, the Company files a PGA rate adjustment request with the SCC to increase or decrease the gas cost component of its rates, based on projected price and activity. Once administrative approval is received, the Company adjusts the gas cost component of its rates to reflect the approved amount. As actual costs will differ from the projections used in establishing the PGA rate, the Company may either over-recover or under-recover its actual gas costs during the period. Any difference between actual costs incurred and costs recovered through the application of the PGA is recorded as a regulatory asset or liability. At the end of the deferral period, the balance of the net deferred charge or credit is amortized over an ensuing 12-month period as amounts are reflected in customer bills.

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

Earnings Per Share—Basic EPS and diluted EPS are calculated by dividing net income by the weighted-average common shares outstanding during the period and the weighted-average common shares outstanding during the period plus potential dilutive common shares, respectively. Potential dilutive common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. A reconciliation of basic and diluted EPS is presented below:

	Years Ended September 30
	2023	2022
Net income (loss)	$11,299,282	$(31,732,602)
Weighted-average common shares	9,922,701	9,122,678
Effect of dilutive securities:
Options to purchase common stock	4,456	—
Diluted average common shares	9,927,157	9,122,678
Earnings per share of common stock:
Basic	$1.14	$(3.48)
Diluted	$1.14	$(3.48)

Stock Issue—The Company may issue common stock to increase its cash position or lower its outstanding debt, thus strengthening the balance sheet.

During fiscal 2023, 194,719 shares of common stock were issued related to the DRIP, Restricted Stock, stock option exercises and ATM activity.

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

No sales to individual customers accounted for more than 5% of total revenue in any period. No individual customer amounted to more than 5% of total accounts receivable at September 30, 2023 and one customer amounted to approximately 5.1% of total accounts receivable at September 30, 2022.

Roanoke Gas currently holds the only franchises and CPCNs to distribute natural gas in its service area. All franchises expire December 31, 2035. The Company's current CPCNs in Virginia are exclusive and are intended for perpetual duration, other than the CPCN to expand into Franklin County, which currently expires in  February 2027.

Roanoke Gas is currently served by two primary pipelines that provide all of the natural gas supplied to the Company’s customers. Depending upon weather conditions and the level of customer demand, failure of one or both of these transmission pipelines could have a major adverse impact on the Company.

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

From time to time, the Company has entered into collars, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. The fair value of these instruments is recorded in the consolidated balance sheets with the offsetting entry to either under- or over-recovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded through the PGA as the SCC allows for full recovery of prudent costs associated with natural gas purchases. At September 30, 2023 and 2022, the Company had no outstanding derivative instruments for the purchase of natural gas.

The Company has five interest rate swaps associated with certain of its variable rate debt. Roanoke Gas has two variable rate term notes in the amounts of $15 million and $10 million, with corresponding swap agreements to convert the variable interest rates into fixed rates of 2.00% and 2.49%, respectively. Under the provisions of the $10 million note, Roanoke Gas received $5 million on April 1, 2022 and the remaining $5 million on September 30, 2022. Midstream has three swap agreements corresponding to the $14 million, $10 million, and $8 million variable rate term notes. The swap agreements convert these three notes into fixed rate instruments with effective interest rates of 3.24%, 3.14%, and 2.443%, respectively.  The swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income. No portion of the swaps were deemed ineffective during the periods presented.

See Notes 7 and 13 for additional information on the swaps and fair value.

Other Comprehensive Income (Loss)—A summary of other comprehensive income is provided below:

		Tax
	Before Tax	(Expense)	Net of Tax
	Amount	or Benefit	Amount
Year Ended September 30, 2023:
Interest rate swaps:
Unrealized gains	$1,560,426	$(401,652)	$1,158,774
Transfer of realized gains to interest expense	(1,741,437)	448,244	(1,293,193)
Net interest rate swaps	(181,011)	46,592	(134,419)
Defined benefit plans:
Net gains arising during period	491,270	(126,453)	364,817
Amortization of actuarial losses	78,813	(20,286)	58,527
Net defined benefit plans	570,083	(146,739)	423,344
Other comprehensive income	$389,072	$(100,147)	$288,925
Year Ended September 30, 2022:
Interest rate swaps:
Unrealized gains	$5,617,251	$(1,445,878)	$4,171,373
Transfer of realized losses to interest expense	377,299	(97,121)	280,178
Net interest rate swaps	5,994,550	(1,542,999)	4,451,551
Defined benefit plans:
Net losses arising during period	(1,221,368)	314,379	(906,989)
Amortization of actuarial gains	(60,280)	15,516	(44,764)
Net defined benefit plans	(1,281,648)	329,895	(951,753)
Other comprehensive income	$4,712,902	$(1,213,104)	$3,499,798

The amortization of actuarial gains or losses are included as a component of net periodic pension and postretirement benefit costs under other income, net in the consolidated statements of income.

Composition of AOCI:

	Interest Rate Swaps	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance September 30, 2021	$(888,210)	$(647,224)	$(1,535,434)
Other comprehensive income (loss)	4,451,551	(951,753)	3,499,798
Balance September 30, 2022	3,563,341	(1,598,977)	1,964,364
Other comprehensive income (loss)	(134,419)	423,344	288,925
Balance September 30, 2023	$3,428,922	$(1,175,633)	$2,253,289

Recently Adopted Accounting Standards

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provides a practical expedient that allows entities the option of not evaluating existing land easements under the new lease standard for those easements that were entered into prior to adoption. New or modified land easements will require evaluation on a prospective basis. The new guidance is effective for the Company for the annual reporting period ending September 30, 2023 and interim periods within that annual period. The new guidance did not have a material effect on the Company's consolidated financial statements.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In combination with ASU 2021-01 and ASU 2022-06, the ASU provides temporary optional guidance to ease the potential burden in accounting for and recognizing the effects of reference rate change on financial reporting. The new guidance applies specifically to contracts and hedging relationships that reference LIBOR, or any other referenced rate that is expected to be discontinued due to reference rate reform. The new guidance is effective for the Company through December 31, 2024. The Intercontinental Exchange Benchmark Administration, the administrator for LIBOR and other inter-bank offered rates, announced that the LIBOR rates for one-day, one-month, six-month and one-year would cease publication in June 2023 and that no new financial contracts may use LIBOR after December 31, 2021. Subsequent to June 30, 2023, the one-day, one-month, six-month, and one-year LIBOR settings will continue to be published under an unrepresentative synthetic methodology until the end of September 2024 in order to bridge the transition to other reference rates. The Company has transitioned all but one LIBOR-based variable rate note to a new reference rate as of September 30, 2023.  Each of the revised notes has a corresponding swap that was also transitioned to align with the related notes.  The last LIBOR-based variable rate note will mature in fiscal 2024.

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

The following tables summarize revenue by customer, product and income statement classification for the years ended September 30:

	2023
	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$54,342,435	$—	$54,342,435
Commercial	33,083,485	—	33,083,485
Industrial and transportation	5,730,726	—	5,730,726
Other	1,122,710	114,458	1,237,168
Total contracts with customers	94,279,356	114,458	94,393,814
Alternative revenue programs	3,045,951	—	3,045,951
Total operating revenues	$97,325,307	$114,458	$97,439,765

	2022
	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$46,915,892	$—	$46,915,892
Commercial	28,874,522	—	28,874,522
Industrial and transportation	5,671,884	—	5,671,884
Other	822,140	129,578	951,718
Total contracts with customers	82,284,438	129,578	82,414,016
Alternative revenue programs	1,751,206	—	1,751,206
Total operating revenues	$84,035,644	$129,578	$84,165,222

Gas utility revenues

Substantially all of Roanoke Gas’ revenues are derived from rates authorized by the SCC through its tariffs. Based on its evaluation, the Company has concluded that these tariff-based revenues fall within the scope of ASC 606. Tariff rates represent the transaction price. Performance obligations created under these tariff-based sales include the cost of natural gas sold to customers (commodity) and the cost of transporting natural gas through the Company's distribution system to customers (delivery). The delivery of natural gas to customers results in the satisfaction of the Company’s respective performance obligations over time.

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

Customer accounts receivable and liabilities

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable (1)	Unbilled revenue (1)	Customer credit balances	Customer deposits
September 30, 2022	$3,697,431	$1,585,062	$1,400,770	$1,457,610
September 30, 2023	2,782,025	1,240,097	1,972,132	1,476,321
Increase (decrease)	$(915,406)	$(344,965)	$571,362	$18,711

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

On December 2, 2022, Roanoke Gas filed an application with the SCC seeking an $8.55 million annual increase in its non-gas base rates, of which $4.05 million was being recovered through the SAVE Rider.  Since the Company was seeking to recover the costs associated with its SAVE Plan through interim non-gas base rates effective January 1, 2023, the Company discontinued its SAVE Plan and Rider for the remainder of the current fiscal year.

On December 21, 2022, the SCC issued its Order for Notice and Hearing, which authorized the Company to put its proposed rates into effect, on an interim basis and subject to refund, on January 1, 2023, and set the matter for hearing. In the fourth quarter of fiscal 2023, the Company reached a settlement with the SCC staff on all outstanding issues in the case.  Under the terms of the settlement, the Company agreed to an incremental revenue requirement of $7.45 million. The Company agreed to begin billing the new rates effective October 1, 2023.  The Company expects to receive the final order on the rate application in late calendar 2023 or early 2024.

The Company has recorded a provision for refund, including interest, associated with customer billings for the difference between the interim rates and the settlement rates.

The Company filed an application with the SCC for a new, five-year SAVE Plan and Rider on March 31, 2023, seeking recovery of costs associated with an estimated $8.5 million in SAVE eligible investment in fiscal 2024 and an estimated cumulative investment of $49.5 million over the proposed five-year plan period ending September 30, 2028.  On July 7, 2023, the SCC Staff filed its report on the Company’s SAVE Plan and Rider in which it recommended approval of the $49.5 million, five-year plan with a revenue requirement of approximately $366,000 beginning on October 1, 2023.  On August 31, 2023, the SCC approved the new SAVE Plan and Rider with rates effective October 1, 2023.

On May 16, 2022, Roanoke Gas announced a cooperative agreement under which Roanoke Gas and the Western Virginia Water Authority would produce commercial quality RNG from biogas produced at the regional water pollution control plant.  In August 2022, Roanoke Gas filed an application with the SCC seeking approval of a rate adjustment clause to recover the costs associated with constructing, owning, operating and maintaining the renewable natural gas facility.  The application was filed under Chapter 30 of Title 56 of the Code of Virginia.  Chapter 30 allows the Company to accrue AFUDC on the RNG project.  In connection with the RNG project, Roanoke Gas began accruing AFUDC in fiscal 2022 associated with construction of the facility.  The Company has recognized approximately $468,000 of AFUDC since inception of the RNG project.  The Company received a final order from the SCC on January 23, 2023 approving the Company’s application. The RNG facility became operational in March 2023.  The Company began billing customers the RNG rate adjustment on March 1, 2023, at which time the Company ceased recording AFUDC.

On May 30, 2023, the Company filed an application with the SCC to update the RNG Rider with an effective date of October 1, 2023.  On September 1, 2023, the SCC approved the updated RNG Rider with rates effective October 1, 2023.

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

On July 19, 2022, the SCC approved the application and on August 4, 2022, the housing authority transferred the assets from two apartment complexes to Roanoke Gas. Roanoke Gas recorded these assets and recognized a pre-tax gain of approximately $219,000 during the fourth quarter of fiscal 2022.  On September 29, 2023, the housing authority transferred the assets from one additional apartment complex to Roanoke Gas and the Company recorded a pre-tax gain of approximately $311,000 during the fourth quarter of fiscal 2023.  The authority is awaiting future funding to complete the two remaining apartment complexes.  The timing of funding and the completion of the asset renewals for these complexes is unknown at this time.

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

Parent and Other - Parent and other include the unregulated activities of the Company as well as certain corporate reporting adjustments.

Information related to the segments of the Company are provided below:

	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
For the Year Ended September 30, 2023:
Operating revenues	$97,325,307	$—	$114,458	$97,439,765
Depreciation	9,764,678	—	—	9,764,678
Operating income (loss)	17,827,485	(233,067)	84,062	17,678,480
Equity in earnings	—	2,084,990	—	2,084,990
Interest expense	3,216,220	2,402,585	—	5,618,805
Income (loss) before income taxes	15,260,605	(553,378)	83,966	14,791,193

As of September 30, 2023:
Total assets	$268,664,460	$17,882,108	$17,182,772	$303,729,340
Gross additions to utility property	25,306,524	—	—	25,306,524
Gross investment in affiliates	—	2,133,534	—	2,133,534

	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
For the Year Ended September 30, 2022:
Operating revenues	$84,035,644	$—	$129,578	$84,165,222
Depreciation	8,948,923	—	—	8,948,923
Operating income (loss)	15,104,946	(281,843)	93,572	14,916,675
Equity in earnings	—	73,327	—	73,327
Impairment of investments in affiliates	—	(55,092,303)	—	(55,092,303)
Interest expense	3,001,926	1,496,003	—	4,497,929
Income (loss) before income taxes	13,547,601	(56,784,957)	94,109	(43,143,247)

As of September 30, 2022:
Total assets	$258,519,230	$13,838,108	$17,951,905	$290,309,243
Gross additions to utility property	25,461,000	—	—	25,461,000
Gross investment in affiliates	—	5,260,863	—	5,260,863

5.	OTHER INVESTMENTS

Midstream owns a less than 1% equity investment in the LLC constructing the MVP.  Midstream is also a less than 1% investor, accounted for under the cost method, in Southgate.  Since inception, the MVP has encountered various legal and regulatory issues that have substantially delayed the completion of the project, including a period in 2022 where work on the projected was halted.  These events have, at various times, caused the Company to suspend/resume income accruals and/or impair its investment as described more fully below.  In May 2023, Midstream agreed with the LLC’s managing partner and primary interest owner that the primary interest owner would make Midstream’s future capital contributions to the LLC for the MVP project until MVP in-service, as a result of which Midstream's ownership interest percentage in the LLC as it relates to the MVP project has been and will continue to be proportionately adjusted.  Legislative and legal actions in the second half of fiscal 2023 enabled project construction to restart.

While under construction, AFUDC has provided the majority of the income recognized by Midstream.  The LLC temporarily suspended accruing AFUDC on the project for parts of 2021, 2022, and 2023.  AFUDC accruals resumed in June 2023 when construction activities restarted. The amount of AFUDC recognized during the current and prior year is included in the equity in earnings of unconsolidated affiliate in the tables below.

Actions by the Fourth Circuit in the second quarter of fiscal 2022 led to the vacatur and remand of certain permits issued by the Bureau of Land Management and the U.S. Forest Service to the LLC with respect to the Jefferson National Forest and a vacatur and remand of the Biological Opinion and Incidental Take Statement issued by the U.S. Fish and Wildlife Service for the MVP.  Primarily due to these unfavorable decisions, Midstream recorded an other-than-temporary decline in value of its investment due to the then increased uncertainty of the completion and commercial operation of MVP and Southgate.

Midstream estimated the fair value of its investment in the LLC, with the assistance of a valuation specialist, using an income-based approach that primarily considered probability-weighted scenarios of discounted future cash flows based on the estimated project costs at completion and projected revenues.  These scenarios reflected assumptions and judgments regarding the ultimate outcome of further matters relating to, or resulting from the Fourth Circuit rulings, as well as various other legal and regulatory matters affecting MVP and Southgate.  Such assumptions and judgments also included certain potential additional delays and related cost increases that could result from unfavorable decisions on these proceedings and matters.  Midstream’s analysis considered probability-weighted growth expectations from additional compression expansion opportunities, how ongoing or new legal and regulatory matters may further delay the completion and increase the total costs of the project and the potential of MVP and Southgate cancellation.  As a result of the assessment, Midstream recognized a pre-tax impairment loss of $39.8 million in the second quarter of fiscal 2022.  Using a similar process, during the fourth quarter of fiscal 2022, Midstream recognized an additional pre-tax impairment charge of $15.3 million primarily due to increased uncertainty in the permitting process for the MVP project as a result of legal developments and regulatory uncertainties, as well as macroeconomic pressures primarily due to increased interest rates impacting the discount rate.

Midstream reassesses the value of its investment in the LLC on at least a quarterly basis, and no impairment indicators were identified in fiscal 2023. As noted above, developments in 2023 on the legislative and legal fronts have been favorable.  Most notably, in June 2023, the FRA declared the completion of the MVP to be in the national interest and cleared the permitting and regulatory impediments. It also divested courts of jurisdiction to review agency actions on approvals necessary for MVP construction and initial operation.  In July 2023, SCOTUS lifted certain stays and cleared judicial impediments.  Construction work was restarted and the current target from the project's managing partner is that the MVP will be completed in the first calendar quarter of 2024.  Together, these actions have significantly increased the Company’s assessment of the probability of a successful project with a corresponding increase to fair value.  While the outlook for completion is decidedly more favorable than a year ago, the MVP project is not yet completed and adverse developments, as well as potential macroeconomic factors related to interest rates, cost increases, or other unanticipated events could erode fair value leading to new indicators or impairment.

The fair value of the investment in the LLC in fiscal 2022 was determined under a Level 3 measurement considering the significant assumptions and judgments required in estimating the fair value of the Company's investment in the LLC.  Investment balances of MVP and Southgate, as of September 30, 2023 and 2022, are reflected in the table below.

Funding for Midstream's investments has been provided through two variable rate, unsecured promissory notes which mature in June 2024, under a non-revolving credit agreement maturing in December 2024 and three additional notes as detailed in Note 7, as well as by equity contributions from Resources.  The Company expects to refinance the maturing notes in 2024.

The Company will participate in the earnings generated from the transportation of natural gas through both pipelines proportionate to its level of investment once the pipelines are placed in service.

The investments in the LLC are included in the consolidated financial statements as follows:

	September 30
Balance Sheet location:	2023	2022
Other Assets:
MVP	$17,096,476	$13,689,370
Southgate	90,617	83,705
Investment in unconsolidated affiliates	$17,187,093	$13,773,075

Current Liabilities:
MVP	$—	$804,404
Southgate	—	102
Capital contributions payable	$—	$804,506

	Years Ended September 30
Income Statement location:	2023	2022
Equity in earnings of unconsolidated affiliate	$2,084,990	$73,327

	September 30
	2023	2022
Undistributed earnings, net of income taxes, of MVP in retained earnings, excluding impairment	$9,683,797	$8,135,482

The change in the investment in unconsolidated affiliates is provided below:

	September 30
	2023	2022
Cash investment	$2,133,534	$5,260,863
Change in accrued capital calls	(804,506)	(1,336,131)
Pre-tax impairment	—	(55,092,303)
Equity in earnings of unconsolidated affiliate	2,084,990	73,327
Change in investment in unconsolidated affiliates	$3,414,018	$(51,094,244)

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included:

	Income Statements
	Years Ended September 30
	2023	2022
AFUDC	$203,721,584	$6,883,069
Net other income	2,091,886	147,154
Net income	$205,813,470	$7,030,223

	Balance Sheets
	September 30
	2023	2022
Assets:
Current assets	$795,787,358	$76,474,981
Construction work in progress	7,499,128,254	6,667,146,408
Other assets	11,639,586	8,021,877
Total assets	$8,306,555,198	$6,751,643,266

Liabilities and Equity:
Current liabilities	$236,947,158	$115,061,723
Capital	8,069,608,040	6,636,581,543
Total liabilities and equity	$8,306,555,198	$6,751,643,266

6.	LINE-OF-CREDIT

On March 24, 2023, Roanoke Gas entered into an unsecured Revolving Note in the principal amount of $25 million.  The Revolving Note replaced an unsecured line-of-credit dated March 31, 2022 and will mature on March 31, 2024.  The Revolving Note's variable interest is based upon Term SOFR plus 110 basis points and provides multiple tier borrowing limits to accommodate seasonal borrowing demands.  The Company's total borrowing limits during the term of the Revolving Note range from $4 million to $25 million.  As of September 30, 2023, the Company had an outstanding balance of $4,353,572 under the Revolving Note.

The Company's total available borrowing limits for the remaining term are as follows:

Available
As of	Line-of-Credit
September 30, 2023	$13,000,000
October 1, 2023	22,000,000
December 1, 2023	25,000,000

A summary of the line-of-credit follows:

	September 30
	2023	2022
Available line-of-credit at year-end	$13,000,000	$28,000,000
Outstanding balance at year-end	4,353,572	—
Highest month-end balance outstanding	9,990,114	19,636,179
Average daily balance	1,877,527	6,233,620
Average rate of interest during year on outstanding balances	5.16%	1.15%
Interest rate at year-end	6.43%	4.08%
Interest rate on unused line-of-credit	0.15%	0.15%

7.	LONG-TERM DEBT

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

On March 24, 2023, Roanoke Gas amended and restated the $10 million Term Note originally entered into on September 24, 2021.  The amendment revised the original Term Note's interest rate from LIBOR plus 100 basis points to Term SOFR plus 100 basis points.  All other terms and requirements of the original Term Note were retained.  The effective date of the Amended Term Note was  April 1, 2023.  In addition, on April 3, 2023, the interest rate swap was amended to align with the Amended Term Note and retained the fixed interest rate of 2.49%.  In connection with the Revolving Note as referenced in Note 6 and Amended Term Note, Roanoke Gas also amended and restated the Loan Agreement dated September 24, 2021.  The amendment provides for borrowing limits on the Revolving Note and amends certain financial conditions required of Roanoke Gas and Resources.  All other terms and requirements of the original Loan Agreement were retained.

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

Long-term debt consisted of the following:

	September 30
	2023		2022
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior notes payable at 4.26%, due September 18, 2034	$30,500,000	$106,195	$30,500,000	$115,849
Unsecured term notes payable at 3.58%, due October 2, 2027	8,000,000	19,264	8,000,000	24,080
Unsecured term notes payable at 4.41%, due March 28, 2031	10,000,000	23,495	10,000,000	26,627
Unsecured term notes payable at 3.60%, due December 6, 2029	10,000,000	22,017	10,000,000	25,539
Unsecured term note payable at 30-day SOFR plus 1.20%, due August 20, 2026 (swap rate at 2.00%)	15,000,000	—	15,000,000	—
Unsecured term note payable at TERM SOFR plus 1.00%, due October 1, 2028 (swap rate at 2.49%)	10,000,000	33,666	10,000,000	28,674
Midstream:
Unsecured term notes payable at TERM SOFR plus 2.00%, due December 31, 2024	23,000,000	23,386	21,896,200	18,553
Unsecured term note payable at Daily Simple SOFR plus 1.26448%, due June 12, 2026 (swap rate at 3.24%)	14,000,000	6,621	14,000,000	9,029
Unsecured term note payable at 30-day LIBOR plus 1.20%, due June 1, 2024 with monthly principal installments of $41,667 that began July 1, 2022 (swap rate at 3.14%)	9,375,000	1,571	9,875,000	3,929
Unsecured term note payable at Daily Simple SOFR plus 1.26448%, due January 1, 2028 with quarterly principal installments of $400,000 that began April 1, 2023 (swap rate at 2.443%)	7,200,000	19,057	8,000,000	23,631
Total long-term debt	$137,075,000	$255,272	$137,271,200	$275,911
Less: current maturities of long-term debt	(10,975,000)	—	(1,300,000)	—
Total long-term debt, net current maturities	$126,100,000	$255,272	$135,971,200	$275,911

Debt issuance costs are amortized over the life of the related debt. As of September 30, 2023 and 2022, the Company also had an unamortized loss on the early retirement of debt of $1,256,059 and $1,370,246, respectively, which has been deferred as a regulatory asset and is being amortized over a 20-year period.

All of the debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization.  All of the debt agreements provide for priority indebtedness to not exceed 15% of consolidated total assets. The $15 million and $10 million notes, as well as the line-of-credit, have an interest coverage ratio requirement of not less than 1.5 to 1, which excludes the effect of a non-cash impairment on the LLC investments up to the total investment as of December 31, 2021, as revised by the Seventh Amendment to the Credit Agreement.  The Company was in compliance with all debt covenants as of September 30, 2023 and 2022.

The aggregate annual maturities of long-term debt for the next five years ending after September 30, 2023 are as follows:

Year Ending September 30	Maturities
2024	$10,975,000
2025	24,600,000
2026	30,600,000
2027	1,600,000
2028	8,800,000
Thereafter	60,500,000
Total	$137,075,000

8.	INCOME TAXES

Under the provisions of ASC 740, the deferred tax assets and liabilities of the Company were revalued in fiscal 2018 to reflect the reduction in the corporate federal income tax rate.  As a result of the revaluation, the excess deferred income taxes of the regulated operations of Roanoke Gas were reclassified to a regulatory liability.  The excess deferred taxes related to the depreciable property are being returned to customers over the remaining weighted average useful life of the property with a corresponding reduction in income tax expense. The excess deferred taxes related to the other regulatory basis differences are being collected from customers over a five-year period.

During fiscal 2022, the Company engaged an outside firm to conduct a study of its activities that would qualify for the Research and Development ("R&D") credit under 26 U.S. Code § 41 - Credit for increasing research activities.  Upon completion of the 2022 study, the Company filed for the R&D tax credit on its fiscal 2021 federal income tax return.  The total credits claimed on the fiscal 2021 income tax return amounted to $659,920.  The Company deferred the tax credits as a regulatory liability because they related to utility plant.  These credits are being amortized over the 20-year tax-life of the related utility plant.  The Company recognized $129,600 and $165,652 of amortization as reduction of income tax expense on the consolidated statements of income in fiscal 2023 and 2022, respectively, related to the federal R&D tax credits.  The Company has not yet completed a study of R&D activities for fiscal 2023 given the IRS audits in process, as discussed further below. Additionally, during fiscal 2023, the Company received refunds for the 2020 and 2021 tax years, neither of which are subject to the IRS audits.

During fiscal 2022, the Company also applied for a Virginia State tax credit related to the R&D study for its fiscal 2021 tax year. The total credits claimed on the fiscal 2022 tax return were $58,065. Consistent with the treatment of the federal tax credits, the Company deferred the tax credits as a regulatory liability, which are being amortized over the 20-year tax-life of the related utility plant.  The Company recognized $2,020 and $5,212 of amortization as a reduction of income tax expense on the consolidated statements of income in fiscal 2023 and 2022, respectively, related to the state R&D tax credits. The Company did not apply for a Virginia State tax credit related to R&D for fiscal 2023 given the IRS audits in process, as discussed further below.

In accordance with the SCC settlement agreement in relation to the Company’s non-gas rate application, the amortization of the R&D tax credit was halted effective August 1, 2023. After resolution of the IRS audits, the Company will proceed with refunding the R&D tax credits, net of related fees, to customers through a mechanism to be approved by the SCC. As part of the settlement, the Company grossed up the tax credit consistent with treatment of the excess deferred taxes, thereby creating a deferred tax asset of $990,219 as of September 30, 2023.

During fiscal 2023, the Company engaged an outside firm to conduct a study of its RNG facility to determine eligibility for the Federal Energy Investment Tax Credit under 26 U.S. Code § 48 – Energy credit (“RNG tax credit”).  Upon completion of the study, the Company determined a credit in the amount of $1,892,164 to be claimed on the fiscal 2023 tax return. Similar to the treatment of the R&D tax credits, the Company deferred the RNG tax credit as a regulatory liability, which is being amortized over the 20-year tax-life of the related asset. Further, as part of the SCC order approving the RNG project and corresponding rates charged to customers, any tax credits attributable to the RNG project are to be used to reduce the cost to customers through the RNG Rider. Accordingly, the Company grossed up the RNG tax credit consistent with treatment of the excess deferred taxes, thereby creating a deferred tax asset of $655,862, which is also being amortized over the 20-year tax-life of the related asset.  The Company recognized $74,265 of amortization as part of income tax expense on the consolidated statement of income in fiscal 2023 related to the federal RNG tax credit.

The details of income tax expense (benefit) are as follows:

	Years Ended September 30
	2023	2022
Current income taxes:
Federal	$2,935,052	$2,494,942
State	650,238	523,571
Total current income taxes	3,585,290	3,018,513
Deferred income taxes:
Federal	(223,862)	(11,160,425)
State	262,103	(3,097,869)
Total deferred income taxes	38,241	(14,258,294)
Amortization of R&D tax credits:
Federal	(129,600)	(165,652)
State	(2,020)	(5,212)
Total amortization of R&D tax credits	(131,620)	(170,864)
Total income tax expense (benefit)	$3,491,911	$(11,410,645)

Income tax expense for the years ended September 30, 2023 and 2022 differed from amounts computed by applying the U.S. federal income tax rate to earnings before income taxes due to the following:

	Years Ended September 30
	2023	2022
Income (loss) before income taxes	$14,791,193	$(43,143,247)
Corporate federal income tax rate	21%	21%
Income tax expense (benefit) computed at the federal statutory rate	$3,106,151	$(9,060,082)
State income taxes, net of federal income tax expense (benefit)	720,749	(2,033,695)
Net amortization of excess deferred taxes on regulated operations	(162,228)	(162,228)
Amortization of R&D tax credits	(131,620)	(170,864)
Net amortization of RNG tax credits	(58,669)	—
Other, net	17,528	16,224
Total income tax expense (benefit)	$3,491,911	$(11,410,645)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

	September 30
	2023	2022
Deferred tax assets:
Allowance for credit losses	$39,938	$95,564
Accrued pension and postretirement medical benefits	591,841	486,745
Regulatory effect of change in federal income tax rate	2,655,951	2,708,809
Accrued paid time off	149,087	150,075
Cost of gas held in storage	752,989	702,040
Deferred compensation	1,020,512	993,079
Accrued gas cost	—	125,888
MVP impairment	14,180,759	14,180,759
Regulatory effect on tax credits	1,662,400	—
Other	263,971	124,034
Total gross deferred tax assets	21,317,448	19,566,993
Deferred tax liabilities:
Utility property	19,426,513	19,074,085
MVP investment	1,288,104	1,366,157
Interest rate swaps	1,188,533	1,235,126
Accrued gas cost	259,162	—
Total gross deferred tax liabilities	22,162,312	21,675,368
Net deferred tax asset	1,163,594	1,057,079
Net deferred tax liability	$2,008,458	$3,165,454

Deferred tax assets and liabilities are recorded on the consolidated balance sheets on a net basis by taxing jurisdictions. As of September 30, 2023 and 2022, the Company's consolidated balance sheets included net deferred tax liabilities of $2,008,458 and $3,165,454, respectively, in deferred credits and other non-current liabilities and net deferred tax assets of $1,163,594 and $1,057,079, respectively, in other non-current assets.

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

The Company files a consolidated federal income tax return and state income tax returns in Virginia and West Virginia, and thus subject to examinations by federal and state tax authorities.  The IRS is currently examining the Company's 2018 and 2019 federal tax returns. The Company does not have any indication at this time of the outcome. The Company believes its income tax assets and liabilities are fairly stated as of September 30, 2023 and 2022; however, these assets and liabilities could be adjusted as a result of this examination.  With the amendment of the federal returns for fiscal 2017, 2018 and 2019, these years will remain open for IRS examination for one more year. Aside from these exceptions, the federal returns and the state returns for Virginia for the tax years ended prior to September 30, 2018 are no longer subject to examination.  The state returns for West Virginia prior to September 30, 2020 are no longer subject to examination.

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

The following table sets forth the benefit obligation, fair value of plan assets, the funded status of the plans, and amounts recognized in the Company’s consolidated financial statements:

	Pension Plan		Postretirement Plan
	2023	2022	2023	2022
Accumulated benefit obligation	$24,449,856	$24,776,968	$11,248,448	$12,416,546
Change in benefit obligation:
Benefit obligation at beginning of year	$27,268,456	$37,654,468	$12,416,546	$16,796,849
Service cost	366,537	648,289	45,897	97,802
Interest cost	1,372,098	1,013,115	620,622	443,721
Actuarial gain	(1,031,160)	(10,862,957)	(1,331,541)	(4,330,387)
Benefit payments, net of retiree contributions	(1,228,307)	(1,184,459)	(503,076)	(591,439)
Benefit obligation at end of year	$26,747,624	$27,268,456	$11,248,448	$12,416,546
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$28,017,797	$38,914,107	$12,138,119	$15,882,342
Actual return on plan assets, net of taxes	89,171	(9,711,851)	1,384,270	(3,152,784)
Employer contributions	—	—	—	—
Benefit payments, net of retiree contributions	(1,228,307)	(1,184,459)	(503,076)	(591,439)
Fair value of plan assets at end of year	$26,878,661	$28,017,797	$13,019,313	$12,138,119
Funded status	$131,037	$749,341	$1,770,865	$(278,427)
Amounts recognized in the consolidated balance sheet consist of:
Non-current assets	$131,037	$749,341	$1,770,865	$—
Non-current liabilities	—	—	—	(278,427)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss, net of tax	$1,168,687	$1,243,889	$6,946	$355,088
Total amounts included in accumulated other comprehensive income, net of tax	$1,168,687	$1,243,889	$6,946	$355,088
Amounts deferred to a regulatory asset (liability):
Net actuarial loss (gain)	$4,029,282	$4,132,472	$(1,813,071)	$(30,118)
Amounts recognized as regulatory assets (liabilities)	$4,029,282	$4,132,472	$(1,813,071)	$(30,118)

The Company expects that approximately $64,000, before tax, of AOCI will be recognized in net periodic benefit costs in fiscal 2024 and approximately $243,000 of amounts deferred as regulatory assets and approximately $31,000 of amounts deferred as regulatory liabilities will be amortized and recognized in net periodic benefit costs in fiscal 2024.

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

The following table details the actuarial assumptions used in determining the projected benefit obligations and net benefit cost of the pension plan and the accumulated benefit obligations and net benefit cost of the postretirement plan:

	Pension Plan		Postretirement Plan
	2023	2022	2023	2022
Assumptions used to determine benefit obligations:
Discount rate	5.63%	5.15%	5.63%	5.16%
Expected rate of compensation increase	4.00%	4.00%	N/A	N/A
Assumptions used to determine benefit costs:
Discount rate	5.15%	2.73%	5.16%	2.70%
Expected long-term rate of return on plan assets	4.50%	4.75%	3.95%	4.24%
Expected rate of compensation increase	4.00%	4.00%	N/A	N/A

To develop the expected long-term rate of return on plan assets assumption, the Company, with input from the Plans' actuaries and investment advisors, considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of each plan’s portfolio.

Components of net periodic benefit cost are as follows:

	Pension Plan		Postretirement Plan
	2023	2022	2023	2022
Service cost	$366,537	$648,289	$45,897	$97,802
Interest cost	1,372,098	1,013,115	620,622	443,721
Expected return on plan assets	(1,232,597)	(1,831,550)	(464,046)	(666,167)
Recognized loss	316,724	146,402	—	—
Net periodic benefit cost	$822,762	$(23,744)	$202,473	$(124,644)

Service cost is included in operations and maintenance expense in the consolidated statements of income. All other components of net periodic benefit costs are included in other income, net in the consolidated statements of income.

The assumed health care cost trend rates used in measuring the accumulated benefit obligation for the postretirement plan are presented below:

	Pre 65		Post 65
	2023	2022	2023	2022
Health care cost trend rate assumed for next year	6.30%	6.00%	5.20%	5.20%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	3.94%	5.20%	3.94%	5.20%
Year that the rate reaches the ultimate trend rate	2075	2025	2075	2022

The health care cost trend rate assumptions could have a significant effect on the amounts reported. A change of 1% would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components	$89,000	$(74,000)
Effect on accumulated postretirement benefit obligation	1,317,000	(1,117,000)

The primary objectives of both plans' investment policies are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the corresponding actuarial assumptions and will provide for future benefits. The Company's pension plan allocation approach seeks to match the duration of the fixed income portion of the portfolio with the duration of the plan's liabilities. Such allocation is designed to reduce the overall volatility in the pension plan relative to the funded status. In fiscal 2023, the Company increased the targeted fixed income allocation for the pension investments from 70% to 75% and decreased the equity allocation from 30% to 25% to better align the assets with the duration of plan liabilities.  The Company also reduced the targeted equity investment allocation in postretirement plan from 50% to 30% and increased the fixed income allocation from 50% to 70%.  The investment advisor is transitioning each of the investment portfolios to the updated targets as market conditions warrant. The equity allocations in both plans provide for potential returns to offset growth in the corresponding liabilities.

Based on its most recent evaluation of returns for the asset classes within each plan's investment portfolio, the Company set the expected long-term rate of return for the pension plan and the postretirement plan for fiscal 2024 at 4.50% and 4.24%, respectively.

The Company’s target and actual asset allocation in the pension and postretirement plans as of September 30, 2023 and 2022 were:

	Pension Plan			Postretirement Plan
	Target	2023	2022	Target	2023	2022
Asset category:
Equity securities	25%	27%	13%	30%	43%	48%
Debt securities	75%	72%	—%	70%	37%	51%
Cash	—%	1%	87%	—%	20%	1%

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

		Pension Plan
		Fair Value Measurements - September 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Asset Class:
Cash	$202,218	$202,218	$—	$—
Common and Collective Trust and Pooled Funds:
Bonds
Liability Driven Investment	16,446,813	—	16,446,813	—
Mutual Funds:
Domestic Fixed Income	3,000,525	3,000,525	—	—
Equities
Domestic Large Cap Growth	2,256,767	2,256,767	—	—
Domestic Large Cap Value	2,222,733	2,222,733	—	—
Domestic Small/Mid Cap Core	1,082,801	1,082,801	—	—
Foreign Large Cap Growth	481,309	481,309	—	—
Foreign Large Cap Value	463,907	463,907	—	—
Foreign Large Cap Core	721,588	721,588	—	—
Total	$26,878,661	$10,431,848	$16,446,813	$—

		Pension Plan
		Fair Value Measurements - September 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Asset Class:
Cash	$24,312,969	$24,312,969	$—	$—
Mutual Funds:
Equities
Domestic Large Cap Growth	1,172,296	1,172,296	—	—
Domestic Large Cap Value	1,172,714	1,172,714	—	—
Foreign Large Cap Growth	486,184	486,184	—	—
Foreign Large Cap Core	873,634	873,634	—	—
Total	$28,017,797	$28,017,797	$—	$—

		Postretirement Plan
		Fair Value Measurements - September 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Asset Class:
Cash	$2,640,622	$2,640,622	$—	$—
Mutual Funds:
Bonds
Domestic Fixed Income	4,841,048	4,841,048	—	—
Equities
Domestic Large Cap Growth	1,693,422	1,693,422	—	—
Domestic Large Cap Value	1,570,538	1,570,538	—	—
Domestic Small/Mid Cap Core	588,898	588,898	—	—
Foreign Large Cap Growth	433,886	433,886	—	—
Foreign Large Cap Value	526,364	526,364	—	—
Foreign Large Cap Core	724,535	724,535	—	—
Total	$13,019,313	$13,019,313	$—	$—

		Postretirement Plan
		Fair Value Measurements - September 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Asset Class:
Cash	$75,219	$75,219	$—	$—
Mutual Funds:
Bonds
Domestic Fixed Income	5,644,954	5,644,954	—	—
Foreign Fixed Income	589,284	589,284	—	—
Equities
Domestic Large Cap Growth	1,698,421	1,698,421	—	—
Domestic Large Cap Value	1,793,746	1,793,746	—	—
Domestic Small/Mid Cap Growth	182,823	182,823	—	—
Domestic Small/Mid Cap Value	202,921	202,921	—	—
Domestic Small/Mid Cap Core	443,900	443,900	—	—
Foreign Large Cap Growth	469,659	469,659	—	—
Foreign Large Cap Value	462,196	462,196	—	—
Foreign Large Cap Core	574,996	574,996	—	—
Total	$12,138,119	$12,138,119	$—	$—

Each mutual fund or common collective trust fund has been categorized based on its primary investment strategy.

Annual funding contributions to the pension plan and postretirement plan are made under advisement from the Company's actuaries and investment advisor based upon ERISA funding requirements. For the years ended September 30, 2023 and 2022, no contributions were made to the pension plan or postretirement plan.  At this time, the Company is not currently anticipating making any funding contributions to the pension plan or postretirement plan in fiscal 2024.

The following table reflects expected future benefit payments:

	Pension	Postretirement
Fiscal year ending September 30	Plan	Plan
2024	$1,335,133	$713,518
2025	1,400,453	707,987
2026	1,486,089	710,935
2027	1,591,928	724,277
2028	1,665,580	721,402
2029 - 2033	9,316,587	3,957,815

The Company established an NQDC Plan in fiscal 2021. The NQDC Plan is an unfunded, nonqualified benefit plan offered to select members of senior management not eligible to participate in the pension plan.  Under the NQDC Plan, participants have the right to defer a percentage of base salary as well as receive discretionary credits from the Company. The Company's discretionary credits vest over time.  Any benefits distributed from the NQDC Plan are paid from the general assets of the Company.  As the plan is unfunded, the balance reflected in the table below is a noncurrent liability included in benefit plan liabilities on the consolidated balance sheet.

	2023	2022
Beginning deferred compensation balance	$59,108	$35,344
Employer contributions	—	33,280
Earnings (loss)	6,787	(9,516)
Forfeitures	(18,221)	—
Ending deferred compensation balance	$47,674	$59,108

The Company sponsors a 401(k) Plan covering all eligible employees who elect to participate. Employees may contribute from 1% to 50% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the IRS. The Company matches 100% of the participant’s first 4% of contributions and 50% of the next 2% of contributions. The 401(k) Plan also provides for discretionary contributions for employees hired on or after January 1, 2017. The following table reflects the Company's contributions:

	Years Ended September 30
	2023	2022
Matching contribution	$388,616	$357,293
Discretionary contribution	75,899	47,429

10.	COMMON STOCK OPTIONS

The KESOP provides for the issuance of common stock options to officers and certain other full-time salaried employees to acquire shares of the Company’s common stock. As of September 30, 2023, the number of shares available for future grants was 22,000.

ASC 718, Compensation-Stock Compensation, requires that compensation expense be recognized for the issuance of equity instruments to employees. During the fiscal year ended September 30, 2022, the Board approved stock option grants to certain officers. As required by the KESOP, each option's exercise price per share equaled the fair value of the Company's common stock on the grant date. Pursuant to the plan, the options vest over a six-month period and are exercisable over a ten-year period from the date of issuance.  No options were granted during the fiscal year ended September 30, 2023.

As the Company's stock options are not traded on the open market, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model including the following assumptions:

	Years Ended September 30
	2023	2022
Expected volatility	N/A	31.79%
Expected dividends	N/A	2.77%
Expected exercise term (years)	N/A	7
Risk-free interest rate	N/A	2.89%

The underlying methods regarding each assumption are as follows:

Expected volatility is based on the historical volatility of the daily closing price of the Company's common stock.

Expected dividend rate is based on historical dividend payout trends.

Expected exercise term is based on the average time historical option grants were outstanding before being exercised.

Risk-free interest rate is based on the 7-year Treasury rate on the date of option grant.

Forfeitures are recognized when they occur.

Stock option transactions under the Company's plans are summarized below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Aggregate Intrinsic Value(1)
Options outstanding, September 30, 2021	45,250	$19.34	6.0	$213,898
Options granted	6,000	19.90
Options exercised	(8,750)	14.49
Options forfeited	(8,000)	27.87
Options outstanding, September 30, 2022	34,500	$18.69	5.7	$121,278
Options exercised	(12,500)	16.00
Options outstanding, September 30, 2023	22,000	$20.23	5.6	$18,388

Vested and exercisable at September 30, 2023	22,000	$20.23	5.6	$18,388

(1) Aggregate intrinsic value includes only those options where the exercise price is below the market price.

	Years Ended September 30
	2023	2022
Weighted-average grant date option fair value	$—	$5.39
Stock option expense	21,560	16,330
Intrinsic value of options exercised	46,921	58,944
Proceeds from exercise of stock options	200,000	126,814

11.	OTHER STOCK PLANS

Dividend Reinvestment and Stock Purchase Plan

The Company offers a DRIP Plan to shareholders of record for the reinvestment of dividends and the purchase of up to $100,000 per year in additional shares of common stock of the Company. Under the DRIP, the Company issued 32,805 and 34,290 shares in 2023 and 2022, respectively. As of September 30, 2023, the Company had 265,624 shares of stock available for issuance under the DRIP.

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

The following table reflects the director compensation activity pursuant to the Plan:

	2023		2022
	Shares	Weighted-Average Fair Value on Date of Grant	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	108,127	$16.27	110,444	$15.05
Granted	14,080	21.25	13,538	21.55
Vested	—	—	(15,855)	12.33
End of year balance	122,207	$16.84	108,127	$16.27

The fair market value of the Director Restricted Stock included in compensation during fiscal 2023 and 2022 was $299,200 and $291,767, respectively. No Director Restricted Stock was forfeited during fiscal 2023 or 2022. During fiscal 2023, an additional 200,000 shares were registered and added to the RSPD, as authorized and approved by shareholders at the Annual Shareholder meeting on January 23, 2023.

As of September 30, 2023, the Company had 196,559 shares available for issuance under the RSPD.

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

The Company assumes all officers will complete their requirements and there will be no forfeiture of the Officer Restricted Stock.

The following table reflects the officer compensation activity pursuant to the RSPO:

	2023		2022
	Shares	Weighted-Average Fair Value on Date of Grant	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	22,539	$23.44	11,836	$25.17
Granted	—	—	26,897	23.19
Vested	(13,573)	23.61	(16,194)	24.29
End of year balance	8,966	$23.19	22,539	$23.44

The fair market value of the Officer Restricted Stock included as compensation during fiscal 2023 and 2022 was $169,879 and $534,710, respectively. As of September 30, 2023, the Company had 366,745 shares available for issuance under the RSPO.

Stock Bonus Plan

Shares from the Stock Bonus Plan may be issued to certain employees and management personnel in recognition of their performance and service. Under the Stock Bonus Plan, the Company issued 105 shares at $23.76 per share in 2023 and no shares in 2022. As of  September 30, 2023, the Company had 4,680 shares of stock available for issuance under the Stock Bonus Plan.

12.	COMMITMENTS AND CONTINGENCIES

Long-Term Contracts

Due to the nature of the natural gas distribution business, Roanoke Gas enters into agreements with suppliers and pipelines to contract for natural gas commodity purchases, storage capacity and pipeline delivery capacity. Roanoke Gas obtains most of its natural gas supply through a third-party asset management contract. Roanoke Gas utilizes an asset manager to optimize the use of its transportation, storage rights and gas supply inventories, which helps to ensure a secure and reliable source of natural gas. Under the current asset management contract, Roanoke Gas has designated the asset manager to act as agent for its storage capacity and all gas balances in storage. Roanoke Gas retains ownership of gas in storage. Under provisions of this contract, Roanoke Gas is obligated to purchase its winter storage requirements from the asset manager during the spring and summer injection periods at market price. The table below details the volumetric obligations as of September 30, 2023 for the remainder of the contract period. The current asset management contract was renewed in September 2022 for a two-year period which will expire in March 2025. The contract was renewed at essentially the same terms and conditions as the prior agreement, except the utilization fee retained by Roanoke Gas increased.

Natural Gas Contracts
Year	(In DTHs)
2023-2024	2,089,220
2024-2025	295,866
Total	2,385,086

In addition to the volumetric commitment above, the Company also has fixed price agreements to purchase approximately 1.1 million DTH, from October 2023 to March 2024, at prices ranging from $2.75 to $4.57 per DTH.

Roanoke Gas also has contracts for pipeline and storage capacity which extend for various periods. These capacity costs and related fees are valued at tariff rates in place as of September 30, 2023. These rates may increase or decrease in the future based upon rate filings and rate orders granting a rate change to the pipeline or storage operator. Roanoke Gas expended approximately $44,253,000 and $51,408,000 under the asset management, pipeline and storage contracts in fiscal years 2023 and 2022, respectively.  The table below details the pipeline and storage capacity commitments as of September 30, 2023 for the remainder of the contract period.

Pipeline and
Year	Storage Capacity
2023 - 2024	$14,071,706
2024 - 2025	10,510,104
2025 - 2026	6,604,410
2026 - 2027	5,411,934
2027 - 2028	2,110,556
Thereafter	127,196
Total	$38,835,906

Roanoke Gas maintains franchise agreements granted by the local cities and towns served by the Company. Roanoke Gas renewed its franchise agreements with the City of Roanoke, the City of Salem and the Town of Vinton in 2016 for 20-year terms to expire in December 2035. Per these agreements, franchise fees increase at a rate of 3% annually. As of September 30, 2023, $1,942,731 in future obligations remain under the franchise agreements.

Other Contracts

The Company has a contract in place for approximately $1.2 million to complete the two gate stations that interconnect with the MVP.

The Company maintains other agreements in the ordinary course of business covering various maintenance, equipment, user fees and service contracts. These agreements currently extend through December 2031 and are not material to the Company.

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements by level within the fair value hierarchy as defined in Note 1 as of September 30, 2023 and 2022, respectively:

		Fair Value Measurements - September 30, 2023
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$4,617,455	$—	$4,617,455	$—
Total	$4,617,455	$—	$4,617,455	$—

Liabilities:
Natural gas purchases	$1,022,662	$—	$1,022,662	$—
Total	$1,022,662	$—	$1,022,662	$—

		Fair Value Measurements - September 30, 2022
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$4,798,467	$—	$4,798,467	$—
Total	$4,798,467	$—	$4,798,467	$—

Liabilities:
Natural gas purchases	$1,295,225	$—	$1,295,225	$—
Total	$1,295,225	$—	$1,295,225	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models that include observable quoted market interest rates and interest rate futures as well as certain assumptions regarding past, present and future market conditions.

See Note 5 for discussion on the fair value assumptions of the Company's investment in the LLC.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on the weighted average first of the month index prices corresponding to the month of the scheduled payment. At September 30, 2023 and 2022, the Company had recorded in accounts payable the estimated fair value of the liability based on the corresponding first of month quoted index prices for which the liability was expected to be settled.

The Company’s non-financial assets and liabilities that are measured at fair value on a nonrecurring basis consist of its AROs. The AROs are measured at fair value at initial recognition based on expected future cash flows to settle the obligation.

The carrying value of cash and cash equivalents, accounts receivable, borrowings under line-of-credit, accounts payable (with the exception of the timing difference under the asset management contract), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. In addition, the carrying amount of the variable rate line-of-credit is a reasonable approximation of its fair value.  The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the consolidated financial statements as of September 30, 2023 and 2022.

		Fair Value Measurements - September 30, 2023
	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Level 1	Level 2	Level 3
Liabilities:
Current maturities of long-term debt	$10,975,000	$—	$—	$10,975,000
Notes payable	126,100,000	—	—	120,298,658
Total	$137,075,000	$—	$—	$131,273,658

		Fair Value Measurements - September 30, 2022
	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Level 1	Level 2	Level 3
Liabilities:
Current maturities of long-term debt	$1,300,000	$—	$—	$1,300,000
Notes payable	135,971,200	—	—	130,266,252
Total	$137,271,200	$—	$—	$131,566,252

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying Treasury rate or other Treasury instrument with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

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

14.	LEASES

During 2023, the Company entered into a land lease in conjunction with its RNG facility that has a 20-year term with two five-year Company renewal options that are not considered part of the ROU asset and liability as the decision to elect options will be made in the future. The Company also has three other operating leases with original terms ranging from 3 to 6 years. The operating lease ROU assets of $361,724 are reflected in other non-current assets in the consolidated balance sheets. The current operating lease liabilities of $30,281 and non-current lease liabilities of $323,168 are included in other current liabilities and deferred credits and other non-current liabilities, respectively, in the consolidated balance sheets. The cost components of the Company’s operating leases are included under operations and maintenance expense in the consolidated statements of income and were less than $50,000 for each period presented.

Other information related to leases were as follows:

	2023	2022
Supplemental Cash Flow Information:
Cash paid on operating leases	$48,900	$22,500
Right of use obtained in exchange for operating lease obligations	325,688	—
Weighted-average remaining term (in years)	17.4	3.1
Weighted-average discount rate	5.65%	N/A

On September 30, 2023, the future minimum rental payments under non-cancelable operating leases were as follows:

2024	$49,065
2025	43,065
2026	30,038
2027	30,038
2028	26,400
Thereafter	369,600
Total minimum lease payments	548,206
Less imputed interest	(194,757)
Total	$353,449

15.	SUBSEQUENT EVENTS

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

As of September 30, 2023, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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

The Company has conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of September 30, 2023, based on the framework set forth in ”Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, the Company concluded that, as of September 30, 2023, the Company’s internal control over financial reporting was effective.

Item9B.    Other Information.

None.

Item9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

For information with respect to the executive officers of the registrant, see “Executive Officers" section in the Proxy Statement for the 2024 Annual Meeting of Shareholders of Resources incorporated herein by reference. For information with respect to the Company’s directors and nominees and the Company’s Audit Committee, see Proposal 1 “Election of Directors of Resources” and “Report of the Audit Committee”, respectively, in the Proxy Statement for the 2024 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference. In addition, the Board of Directors has determined that Abney S. Boxley, III and Jacqueline L. Archer are audit committee financial experts under applicable SEC rules.

For information regarding the process for identifying and evaluating candidates to be nominated as directors, see "Director Nominations" in the Proxy Statement for the 2024 Annual Meeting of Shareholders of Resources, which is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Delinquent Section 16(a) Reports" in the Proxy Statement for the 2024 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

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

Item 11.    Executive Compensation.

The information set forth under "Compensation of Directors", "Compensation Discussion and Analysis" and "Report of the Compensation Committee" in the Proxy Statement for the 2024 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information pertaining to securities authorized for issuance under equity compensation plans, see Part II, Item 5 above.

The information pertaining to shareholders beneficially owning more than five percent of the registrant’s common stock and the security ownership of management, which is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 2024 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information pertaining to director independence is set forth under the caption “Board of Directors and Committees of the Board of Directors” and pertaining to transactions with related persons is set forth under the caption "Transactions with Related Persons" in the Proxy Statement for the 2024 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information set forth under the caption "Report of the Audit Committee" in the Proxy Statement for the 2024 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

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

Amendment No. 1 to Natural Gas Asset Management Agreement dated July 31, 2020 by and between Roanoke Gas Company and Sequent Energy Management LP (incorporated herein by reference to Exhibit 10.6 on Form 10-Q as filed August 5, 2020)

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

10 (l)(l)	RGC Resources, Inc. Amended and Restated Stock Bonus Plan (incorporated herein by reference to Exhibit 10 on Form 8-K filed on January 27, 2005 (SEC file reference number 0-367))

10 (m)(m)	RGC Resources, Inc. Amended And Restated Restricted Stock Plan for Outside Directors (incorporated herein by reference to Exhibit 10(i)(i) on Form 10-K for the year ended September 30, 2017)

10 (n)(n)	RGC Resources, Inc. Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 of Form 8-K as filed February 9, 2017)

10 (o)(o)	Nonqualified Deferred Compensation Plan Document (incorporated herein by reference to Exhibit 10.1 on Form 10-Q as filed February 11, 2021)

10 (p)(p)	Change in Control Agreement between RGC Resources, Inc. and Mr. Paul W. Nester effective May 1, 2023 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 27, 2023)

10 (q)(q)	Change in Control Agreement between RGC Resources, Inc. and Mr. Lawrence T. Oliver effective May 1, 2023 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed April 27, 2023)

10 (r)(r)	Change in Control Agreement between RGC Resources, Inc. and Mr. Carl J. Shockley, Jr. effective May 1, 2023 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed April 27, 2023)

10 (s)(s)	Change in Control Agreement between RGC Resources, Inc. and Mrs. C. Brooke Miles effective May 1, 2023 (incorporated herein by reference to Exhibit 10.5 on Form 8-K as filed April 27, 2023)

10 (t)(t)	Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated March 31, 2016 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed April 4, 2016)

10 (u)(u)

First Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated March 27, 2017 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 29, 2017)

10 (v)(v)

Second Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated as of March 26, 2018 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 27, 2018)

10 (w)(w)

Third Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated as of March 26, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 28, 2019)

10 (x)(x)

Fourth Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated as of March 25, 2020 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 30, 2020)

10 (y)(y)	Fifth Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A., including Guarantor's Consent and Reaffirmation, dated as of March 25, 2021 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 31, 2021)

10 (z)(z)	Sixth Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A., including Guarantor's Consent and Reaffirmation, dated as of August 20, 2021 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed August 26, 2021)

10 (a)(a)(a)	Seventh Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated March 31, 2022 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed April 1, 2022)

10 (b)(b)(b)	Continuing Guaranty by RGC Resources, Inc. in favor of Wells Fargo Bank, N.A. dated March 31, 2016 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed April 4, 2016)

10 (c)(c)(c)

Note Purchase Agreement for 4.26% Senior Guaranteed Notes due September 18, 2034 in the original principal amount of $30,500,000 in favor of The Prudential Insurance Company of America, PAR U Hartford Life & Annuity Comfort Trust and PRUCO Life Insurance Company of New Jersey (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed August 4, 2014)

10 (d)(d)(d)

Unconditional Parent Guaranty by RGC Resources, Inc. in favor of each of the holders of the notes: The Prudential Life Insurance Company of America, PAR U Hartford Life & Annuity Comfort Trust and PRUCO Life Insurance Company of New Jersey (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed August 4, 2014)

10 (e)(e)(e)

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

4.26% Senior Guaranteed Notes due September 18, 2034 in the original principal amount of $5,550,000 in favor of PRUCO Life Insurance Company of New Jersey (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed September 23, 2014)

10 (h)(h)(h)

Credit Agreement between RGC Midstream, LLC, Union Bank & Trust and Branch Banking and Trust Company dated December 29, 2015 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed December 31, 2015)

10 (i)(i)(i)

First Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Union Bank & Trust and Branch Banking and Trust dated April 11, 2018 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 12, 2018)

10 (j)(j)(j)

Second Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Union Bank & Trust and Branch Banking and Trust dated February 19, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed February 19, 2019)

10 (k)(k)(k)

Third Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Atlantic Union Bank and Truist Bank dated December 23, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed December 23, 2019)

10 (l)(l)(l)	Fourth Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Atlantic Union Bank and Truist Bank dated June 30, 2022 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed July 5, 2022)

10 (m)(m)(m)	Fifth Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Atlantic Union Bank and Truist Bank dated July 28, 2023 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed July 31, 2023)

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

10 (r)(r)(r)	Second Amendment to Private Shelf Agreement dated as of December 6, 2019 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed December 9, 2019)

10 (s)(s)(s)	Third Amendment to Private Shelf Agreement dated as of December 6, 2022 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed December 7, 2022)

10 (t)(t)(t)

Unsecured Note in the original principal amount of $4,000,000 by and between Roanoke Gas Company and PRUCO Life Insurance Company of New Jersey, dated October 2, 2017 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed October 4, 2017)

10 (u)(u)(u)

Unsecured Note in the original principal amount of $4,000,000 by and between Roanoke Gas Company and Prudential Arizona Reinsurance Captive Company, dated October 2, 2017 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed October 4, 2017)

10 (v)(v)(v)

Unconditional Parent Guaranty by RGC Resources, Inc. in favor of each of the holders of the notes: The PRUCO Life Insurance Company of New Jersey and the Prudential Arizona Reinsurance Captive Company (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed October 4, 2017)

10 (w)(w)(w)

Unsecured Note in the original principal amount of $5,000,000 by and between Roanoke Gas Company and Highmark, Inc. dated March 28, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 29, 2019)

10 (x)(x)(x)

Unsecured Note in the original principal amount of $3,000,000 by and between Roanoke Gas Company and Prudential Arizona Reinsurance Term Company dated March 28, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 29, 2019)

10 (y)(y)(y)

Unsecured Note in the original principal amount of $2,000,000 by and between Roanoke Gas Company and The Prudential Insurance Company of America dated March 28, 2019 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed March 29, 2019)

10 (z)(z)(z)

Unconditional Guaranty Agreement by and between RGC Resources, Inc. and Prudential Investment Management and each Prudential Affiliate which is a party to the borrowing (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed March 29, 2019)

10 (a)(a)(a)(a)

Promissory Note in the original principal amount of $14,000,000 by and between RGC Midstream, LLC and Atlantic Union Bank, dated June 12, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed June 17, 2019)

10 (b)(b)(b)(b)	Loan Agreement between RGC Midstream, LLC and Atlantic Union Bank, dated June 12, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed June 17, 2019)

10 (c)(c)(c)(c)	Unconditional Guaranty by and between RGC Resources, Inc. and Atlantic Union Bank (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed June 17, 2019)

10 (d)(d)(d)(d)	Swap Agreement by and between RGC Midstream, LLC and Atlantic Union Bank, dated June 12, 2019 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed June 17, 2019)

10 (e)(e)(e)(e)

Promissory Note in the original principal amount of $10,000,000 by and between RGC Midstream, LLC and Branch Banking and Trust, dated June 13, 2019 (incorporated herein by reference to Exhibit 10.5 on Form 8-K as filed June 17, 2019)

10 (f)(f)(f)(f)	Loan Agreement between RGC Midstream, LLC and Branch Banking and Trust Company, dated June 13, 2019 (incorporated herein by reference to Exhibit 10.6 on Form 8-K as filed June 17, 2019)

10 (g)(g)(g)(g)		Unconditional Guaranty by and between RGC Resources, Inc. and Branch Banking and Trust Company (incorporated herein by reference to Exhibit 10.7 on Form 8-K as filed June 17, 2019)

10 (h)(h)(h)(h)		Swap Agreement by and between RGC Midstream, LLC and Branch Banking and Trust Company, dated June 13, 2019 (incorporated herein by reference to Exhibit 10.8 on Form 8-K as filed June 17, 2019)

10 (i)(i)(i)(i)	**

Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC dated April 6, 2018 (incorporated by reference to Exhibit 10.1 on the Quarterly Report on Form 10-Q as filed May 7, 2018)

10 (j)(j)(j)(j)		Guaranty Agreement by RGC Resources, Inc. in favor of Mountain Valley Pipeline, LLC (incorporated herein by reference to Exhibit 10.2 on Form 10-Q as filed May 7, 2018)

10 (k)(k)(k)(k)		Letter Agreement dated May 4, 2023, between MVP Holdco, LLC and RGC Midstream, LLC (incorporated by reference to Exhibit 10.1 on Form 10-Q filed on May 5, 2023)

10 (l)(l)(l)(l)

Unsecured Note in the original principal amount of $5,000,000 by and between Roanoke Gas and Prudential Arizona Reinsurance Universal Company, dated December 6, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed December 9, 2019)

10 (m)(m)(m)(m)

Unsecured Note in the original principal amount of $5,000,000 by and between Roanoke Gas and Prudential Arizona Reinsurance Universal Company, dated December 6, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed December 9, 2019)

10 (n)(n)(n)(n)

Unconditional Guaranty Agreement by and between RGC Resources, Inc. and Prudential Investment Management and each Prudential Affiliate which is a party to the borrowings dated December 6, 2019 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed December 9, 2019)

10 (o)(o)(o)(o)

Private Shelf Agreement by and between Roanoke Gas Company and MetLife Investment Management Limited dated September 30, 2020, for the pre-authorization to issue notes up to the aggregate amount of $70,000,000 in total during the term of the agreement (incorporated herein by reference to Exhibit (l)(l)(l)(l) on Form 10-K for the year ended September 30, 2020)

10 (p)(p)(p)(p)

Delayed Draw Term Note in the principal amount of $15,000,000 by Roanoke Gas Company with Wells Fargo Bank, N.A. dated as of August 20, 2021 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed August 26, 2021)

10 (q)(q)(q)(q)		Swap Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A., executed on August 20, 2021 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed August 26, 2021)

10 (r)(r)(r)(r)		Promissory Note (Revolving Loan) in the principal amount of $25,000,000 by Roanoke Gas Company with Pinnacle Bank, dated March 24, 2023 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 28, 2023)

10 (s)(s)(s)(s)		Amended and Restated Promissory Note (Term Loan) in the principal amount of $10,000,000 by Roanoke Gas Company with Pinnacle Bank, dated March 24, 2023 (effective as of April 1, 2023) (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 28, 2023)

10 (t)(t)(t)(t)		Amended and Restated Loan Agreement by and between Roanoke Gas Company and Pinnacle Bank, dated March 24, 2023 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed March 28, 2023)

10 (u)(u)(u)(u)		Amended and Restated Guaranty Agreement by RGC Resources, Inc. with Pinnacle Bank, dated March 24, 2023 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed March 28, 2023)

10 (v)(v)(v)(v)		Amended Swap Agreement by and between Roanoke Gas Company and Pinnacle Bank, dated April 3, 2023 (effective April 1, 2023) (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 4, 2023)

10 (w)(w)(w)(w)		Promissory Note in the principal amount of $8,000,000 by RGC Midstream, LLC with Atlantic Union Bank, dated as of November 1, 2021 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed November 4, 2021)

10 (x)(x)(x)(x)		Loan Agreement by and between RGC Midstream, LLC and Atlantic Union Bank, dated as of November 1, 2021 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed November 4, 2021)

10 (y)(y)(y)(y)		Swap Agreement by and between RGC Midstream, LLC and Atlantic Union Bank, executed on November 1, 2021 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed November 4, 2021)

10 (z)(z)(z)(z)		LIBOR Transition Notice and ISDA Swap Amendment between Atlantic Union Bank and RGC Midstream, LLC, executed June 28, 2023 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed June 29, 2023)

10 (a)(a)(a)(a)(a)		Guaranty by RGC Resources, Inc. with Atlantic Union Bank, dated as of November 1, 2021 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed November 4, 2021)

13		Annual Report

14		Revised Code of Ethics (incorporated herein by reference to Exhibit 14.1 on Form 8-K as filed April 27, 2023)

21		Subsidiaries of the Company

23		Consent of Brown, Edwards & Company, LLP

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	*	Section 1350 Certification of Principal Executive Officer

32.2	*	Section 1350 Certification of Principal Financial Officer

101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RGC RESOURCES, INC.

By:	/s/ Timothy J. Mulvaney	December 1, 2023
	Timothy J. Mulvaney	Date
Interim CFO and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ PAUL W. NESTER	December 1, 2023	President and Chief Executive Officer, Director
Paul W. Nester	Date	(Principal Executive Officer)

/S/ TIMOTHY J. MULVANEY	December 1, 2023	Interim CFO and Treasurer
Timothy J. Mulvaney	Date	(Principal Financial Officer)

/S/ JOHN B. WILLIAMSON, III	December 1, 2023	Chairman of the Board and Director
John B. Williamson, III	Date

/S/ NANCY H. AGEE	December 1, 2023	Director
Nancy H. Agee	Date

/S/ JACQUELINE L. ARCHER	December 1, 2023	Director
Jacqueline L. Archer	Date

/S/ ABNEY S. BOXLEY, III	December 1, 2023	Director
Abney S. Boxley, III	Date

/S/ T. JOE CRAWFORD	December 1, 2023	Director
T. Joe Crawford	Date

/S/ MARYELLEN F. GOODLATTE	December 1, 2023	Director
Maryellen F. Goodlatte	Date

/S/ ROBERT B. JOHNSTON	December 1, 2023	Director
Robert B. Johnston	Date

/S/ J. ALLEN LAYMAN	December 1, 2023	Director
J. Allen Layman	Date

/S/ ELIZABETH A. MCCLANAHAN	December 1, 2023	Director
Elizabeth A. McClanahan	Date