Form 10-Q
period 2023-12-31
RGC RESOURCES INC
filed 2024-02-06
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2024
Common Stock, $5 Par Value	10,163,395

INDEX

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

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

NQDC Plan	RGC Resources, Inc. Non-qualified Deferred Compensation Plan

Normal Weather	The average number of heating degree days over the most recent 30-year period

PBGC	Pension Benefit Guaranty Corporation

Pension Plan	Defined benefit plan that provides pension benefits to employees hired prior to January 1, 2017 who meet certain years of service criteria

PGA	Purchased Gas Adjustment, a regulatory mechanism, which adjusts natural gas customer rates to reflect changes in the forecasted cost of gas and actual gas costs

Postretirement Plan	Defined benefit plan that provides postretirement medical and life insurance benefits to eligible employees hired prior to January 1, 2000 who meet years of service and other criteria

R&D credit	Research and development federal tax credit defined under Internal Revenue Code section 41 and the related regulations

Resources	RGC Resources, Inc., parent company of Roanoke Gas, Midstream and Diversified Energy

RGCO	Trading symbol for RGC Resources, Inc. on the NASDAQ Global Stock Market

Roanoke Gas	Roanoke Gas Company, a wholly-owned subsidiary of Resources

ROU Asset	Right of Use Asset

RNG	Renewable Natural Gas

RNG Rider

Renewable Natural Gas Rider, the rate component as approved by the SCC that is billed monthly to the Company’s customers to recover the costs associated with the investment in RNG facilities and related operating costs

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

S&P 500 Index	Standard & Poor’s 500 Stock Index

WNA	Weather Normalization Adjustment, an ARP mechanism which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average

Some of the terms above may not be included in this filing

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	September 30,
	Unaudited	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,864,737	$1,512,431
Accounts receivable (less allowance for credit losses of $343,304, and $155,164, respectively)	13,158,930	4,194,934
Materials and supplies	1,573,190	1,674,462
Gas in storage	10,018,097	11,185,601
Prepaid income taxes	1,084,515	3,227,544
Regulatory assets	2,868,018	2,854,276
Interest rate swaps	1,123,194	1,533,057
Other	2,079,194	612,957
Total current assets	34,769,875	26,795,262
UTILITY PROPERTY:
In service	323,411,050	318,369,891
Accumulated depreciation and amortization	(87,584,583)	(85,752,798)
In service, net	235,826,467	232,617,093
Construction work in progress	14,517,366	14,966,458
Utility property, net	250,343,833	247,583,551
OTHER NON-CURRENT ASSETS:
Regulatory assets	5,350,191	5,389,445
Investment in unconsolidated affiliates	18,654,928	17,187,093
Benefit plan assets	1,743,208	1,901,902
Deferred income taxes	1,115,898	1,163,594
Interest rate swaps	2,113,007	3,084,398
Other	612,295	624,095
Total other non-current assets	29,589,527	29,350,527
TOTAL ASSETS	$314,703,235	$303,729,340

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	September 30,
	Unaudited	2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$33,850,000	$10,975,000
Line-of-credit	13,252,596	4,353,572
Dividends payable	2,032,679	1,978,400
Accounts payable	6,058,027	5,838,643
Customer credit balances	1,882,100	1,972,132
Income taxes payable	174,440	—
Customer deposits	1,646,267	1,476,321
Accrued expenses	2,958,931	4,661,722
Regulatory liabilities	2,311,025	1,632,716
Other	30,657	30,281
Total current liabilities	64,196,722	32,918,787
LONG-TERM DEBT:
Notes payable	102,700,000	126,100,000
Unamortized debt issuance costs	(238,804)	(255,272)
Long-term debt, net	102,461,196	125,844,728
DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
Asset retirement obligations	10,855,794	10,792,831
Regulatory cost of retirement obligations	13,404,991	13,029,376
Benefit plan liabilities	75,637	47,674
Deferred income taxes	1,959,485	2,008,458
Regulatory liabilities	17,883,751	18,031,693
Other	321,056	323,168
Total deferred credits and other non-current liabilities	44,500,714	44,233,200
STOCKHOLDERS’ EQUITY:
Common stock, $5 par; authorized 20,000,000 shares; issued and outstanding 10,059,621 and 10,015,254 shares, respectively	50,298,105	50,076,270
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	45,047,443	44,430,786
Retained earnings	6,959,593	3,972,280
Accumulated other comprehensive income	1,239,462	2,253,289
Total stockholders’ equity	103,544,603	100,732,625
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$314,703,235	$303,729,340

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended December 31,
	2023	2022
OPERATING REVENUES:
Gas utility	$24,391,854	$33,252,767
Non utility	27,498	29,568
Total operating revenues	24,419,352	33,282,335
OPERATING EXPENSES:
Cost of gas - utility	10,097,016	20,804,153
Cost of sales - non utility	5,150	4,593
Operations and maintenance	4,335,197	3,920,513
General taxes	632,245	589,050
Depreciation and amortization	2,697,707	2,419,541
Total operating expenses	17,767,315	27,737,850
OPERATING INCOME	6,652,037	5,544,485
Equity in earnings of unconsolidated affiliate	1,467,835	1,232
Other income, net	120,786	74,606
Interest expense	1,636,273	1,369,164
INCOME BEFORE INCOME TAXES	6,604,385	4,251,159
INCOME TAX EXPENSE	1,584,393	994,754
NET INCOME	$5,019,992	$3,256,405
BASIC EARNINGS PER COMMON SHARE	$0.50	$0.33
DILUTED EARNINGS PER COMMON SHARE	$0.50	$0.33
DIVIDENDS DECLARED PER COMMON SHARE	$0.2000	$0.1975

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended December 31,
	2023	2022
NET INCOME	$5,019,992	$3,256,405
Other comprehensive income (loss), net of tax:
Interest rate swaps	(1,025,720)	(183,298)
Defined benefit plans	11,893	14,631
OTHER COMPREHENSIVE LOSS, NET OF TAX	(1,013,827)	(168,667)
COMPREHENSIVE INCOME	$4,006,165	$3,087,738

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

UNAUDITED

	Three Months Ended December 31, 2023
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2023	$50,076,270	$44,430,786	$3,972,280	$2,253,289	$100,732,625
Net income	—	—	5,019,992	—	5,019,992
Other comprehensive loss	—	—	—	(1,013,827)	(1,013,827)
Cash dividends declared ($0.20 per share)	—	—	(2,032,679)	—	(2,032,679)
Net issuance of common stock (44,367 shares)	221,835	616,657	—	—	838,492
Balance - December 31, 2023	$50,298,105	$45,047,443	$6,959,593	$1,239,462	$103,544,603

	Three Months Ended December 31, 2022
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2022	$49,102,675	$41,479,459	$544,158	$1,964,364	$93,090,656
Net income	—	—	3,256,405	—	3,256,405
Other comprehensive loss	—	—	—	(168,667)	(168,667)
Cash dividends declared ($0.1975 per share)	—	—	(1,957,369)	—	(1,957,369)
Net issuance of common stock (31,245 shares)	156,225	512,757	—	—	668,982
Balance - December 31, 2022	$49,258,900	$41,992,216	$1,843,194	$1,795,697	$94,890,007

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,019,992	$3,256,405
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,761,920	2,477,084
Cost of retirement of utility property, net	(136,639)	(159,174)
Amortization of stock option grants	17,168	16,170
Equity in earnings of unconsolidated affiliate	(1,467,835)	(1,232)
Allowance for funds used during construction	—	(103,771)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(6,758,953)	(7,909,883)
Net cash used in operating activities	(564,347)	(2,424,401)
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for utility property	(5,300,669)	(7,530,620)
Investment in unconsolidated affiliates	—	(818,178)
Proceeds from disposal of utility property	374	209
Net cash used in investing activities	(5,300,295)	(8,348,589)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	—	1,103,800
Repayments of notes payable	(525,000)	(125,000)
Borrowings under line-of-credit	16,390,292	17,952,768
Repayments under line-of-credit	(7,491,268)	(8,560,795)
Proceeds from issuance of stock	821,324	652,812
Cash dividends paid	(1,978,400)	(1,915,317)
Net cash provided by financing activities	7,216,948	9,108,268
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,352,306	(1,664,722)
BEGINNING CASH AND CASH EQUIVALENTS	1,512,431	4,898,914
ENDING CASH AND CASH EQUIVALENTS	$2,864,737	$3,234,192

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present Resources' financial position as of December 31, 2023, cash flows for the three months ended December 31, 2023 and 2022, and the results of its operations, comprehensive income, and changes in stockholders' equity for the three months ended December 31, 2023 and 2022. The results of operations for the three months ended December 31, 2023 are not indicative of the results to be expected for the fiscal year ending September 30, 2024 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

The unaudited condensed consolidated financial statements and condensed notes are presented under the rules and regulations of the SEC. Pursuant to those rules, certain information and note disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted.  Although the Company believes that the disclosures are adequate, the unaudited condensed consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K for the year ended September 30, 2023. The September 30, 2023 consolidated balance sheet was included in the Company’s audited financial statements included in Form 10-K.

Roanoke Gas’ line of credit is renewed annually in March, and there is approximately $6,700,000 outstanding under the line of credit at the time of this filing. Separately, Midstream has $33,850,000 of current maturities of long-term debt due in the next 12 months.  These amounts, in the aggregate, exceed the liquidity available to the Company through currently executed agreements and anticipated operating cash flows over this period without taking additional actions involving a third party. As a result, under ASU 2014-15, substantial doubt exists about the Company's ability to continue as a going concern.

Management's plans are to refinance these amounts and management's discussions with banks regarding refinancing the amounts have been positive.  Additionally, the Company has refinanced this debt in the past and the pending completion of the MVP further supports a favorable likelihood of successful refinancing.  Since such refinancing is not entirely within the Company's control, there can be no assurances that such refinancing can be completed.

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements contained in the Company's Form 10-K for the year ended September 30, 2023.

Certain amounts previously disclosed have been reclassified to conform to current year presentations.

RGC RESOURCES, INC. AND SUBSIDIARIES

Recently Issued or Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In combination with ASU 2021-01 and ASU 2022-06, the ASU provides temporary optional guidance to ease the potential burden in accounting for and recognizing the effects of reference rate change on financial reporting. The new guidance applies specifically to contracts and hedging relationships that reference LIBOR, or any other referenced rate that is expected to be discontinued due to reference rate reform. The new guidance is effective for the Company through December 31, 2024. The Intercontinental Exchange Benchmark Administration, the administrator for LIBOR and other inter-bank offered rates, announced that the LIBOR rates for one-day, one-month, six-month and one-year would cease publication in June 2023 and that no new financial contracts may use LIBOR after December 31, 2021. Subsequent to June 30, 2023, the one-day, one-month, six-month, and one-year LIBOR settings will continue to be published under an unrepresentative synthetic methodology until the end of September 2024 in order to bridge the transition to other reference rates. The Company has transitioned all but one LIBOR-based variable rate note to a new reference rate as of December 31, 2023.  Each of the revised notes has a corresponding swap that was also transitioned to align with the related notes.  The last LIBOR-based variable rate note will mature in fiscal 2024.  See Note 7 and Note 9 for more information.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.  The new guidance is designed to provide users of financial statements with enhanced disclosures regarding the information provided to the chief operating decision maker (CODM) and how the CODM uses the information in assessing the performance of each segment.  The Company is currently evaluating the new standard and determining the additional disclosure requirements.  The new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.  The new guidance requires that on an annual basis public business entities disclose specific categories in the rate reconciliation table and provide additional information for reconciling items that meet a quantitative threshold (items equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory rate).  The required disclosures will provide more granularity regarding the payment of income taxes to federal, state and foreign entities.  The Company does not expect certain requirements of this ASU to have a significant impact to its current disclosures as all of its operations are domestic and reside in two states.  Changes to the rate reconciliation table will result in additional disclosure.  The new guidance is effective for public business entities for annual periods beginning after December 15, 2024.

Other accounting standards that have been issued by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

RGC RESOURCES, INC. AND SUBSIDIARIES

2.	Leases

The Company leases certain assets including office space and land classified as operating leases. The Company determines if an arrangement is a lease at inception of the agreement based on the terms and conditions in the contract. The operating lease ROU assets and operating lease liabilities are recognized as the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company uses an estimate of its secured incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate is determined by management aided by inquiries of a third party.

Lease expense for minimum lease payments is recognized on a straight-line basis over the term of the agreement. The Company made an accounting policy election that payments under agreements with an initial term of 12 months or less will not be included on the condensed consolidated balance sheet but will be recognized when paid in the consolidated statements of operations.

During fiscal 2023, the Company entered into a land lease in conjunction with its RNG facility that has a 20-year term with two five-year renewal options that are not considered part of the ROU asset and liability as the decision to elect said options will be made by the Company in the future. The Company also has three other operating leases with original terms ranging from 3 to 6 years. The operating lease ROU assets of $354,320 are reflected in other non-current assets in the condensed consolidated balance sheets. The current operating lease liabilities of $30,657 and non-current lease liabilities of $321,056 are included in other current liabilities and deferred credits and other non-current liabilities, respectively, in the condensed consolidated balance sheets. The cost components of the Company’s operating leases are included under operations and maintenance expense in the condensed consolidated statements of income and were less than $50,000 for each period presented.

Other information related to leases were as follows:

	Three Months Ended December 31,
	2023	2022
Supplemental Cash Flow Information:
Cash paid on operating leases	$6,766	$12,600
Right of use obtained in exchange for operating lease obligations	N/A	N/A
Weighted-average remaining term (in years)	17.4	2.8
Weighted-average discount rate	N/A	N/A

On December 31, 2023, the future minimum rental payments under non-cancelable operating leases by fiscal year were as follows:

2024	$42,300
2025	43,065
2026	30,038
2027	30,038
2028	26,400
Thereafter	369,600
Total minimum lease payments	541,441
Less imputed interest	(189,728)
Total	$351,713

RGC RESOURCES, INC. AND SUBSIDIARIES

3.	Revenue

The Company assesses new contracts and identifies related performance obligations for promises to transfer distinct goods or services to the customer.  Revenue is recognized when performance obligations have been satisfied.  In the case of Roanoke Gas, the Company contracts with its customers for the sale and/or delivery of natural gas.

The following tables summarize revenue by customer, product and income statement classification:

	Three Months Ended December 31, 2023			Three Months Ended December 31, 2022
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$13,824,642	$—	$13,824,642	$19,365,840	$—	$19,365,840
Commercial	7,841,726	—	7,841,726	12,019,113	—	12,019,113
Transportation and interruptible	1,370,270	—	1,370,270	1,588,068	—	1,588,068
Other	293,888	27,498	321,386	421,995	29,568	451,563
Total contracts with customers	23,330,526	27,498	23,358,024	33,395,016	29,568	33,424,584
Alternative revenue programs	1,061,328	—	1,061,328	(142,249)	—	(142,249)
Total operating revenues	$24,391,854	$27,498	$24,419,352	$33,252,767	$29,568	$33,282,335

Gas utility revenues

Substantially all of Roanoke Gas' revenues are derived from rates authorized by the SCC through its tariffs. Based on its evaluation, the Company has concluded that these tariff-based revenues fall within the scope of ASC 606, Revenue from Contracts with Customers. Tariff rates represent the transaction price. Performance obligations created under these tariff-based sales include the cost of natural gas sold to customers (commodity) and the cost of transporting natural gas through the Company’s distribution system to customers (delivery). The delivery of natural gas to customers results in the satisfaction of the Company’s respective performance obligations over time.

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

Customer accounts receivable and liabilities

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable(1)	Unbilled revenue(1)	Customer credit balances	Customer deposits
Balance at September 30, 2023	$2,782,025	$1,240,097	$1,972,132	$1,476,321
Balance at December 31, 2023	8,302,330	4,757,101	1,882,100	1,646,267
Increase (decrease)	$5,520,305	$3,517,004	$(90,032)	$169,946

(1) Included in accounts receivable in the condensed consolidated balance sheet. Amounts shown net of reserve for credit losses.

The Company had no significant contract assets or liabilities during the period. Furthermore, the Company did not incur any significant costs to obtain contracts.

4.	Income Taxes

The effective tax rates for the three-month periods ended December 31, 2023 and 2022 reflected in the table below are less than the combined federal and state statutory rate of 25.74%.  The reduction in the effective tax rate for the three-month period ended December 31, 2023 is due to additional tax deductions from the amortization of excess deferred taxes and amortization of RNG tax credits deferred as a regulatory liability.  The reduction in the effective tax rate for the three-month period ended December 31, 2022 is due to additional tax deductions from the amortization of excess deferred taxes and amortization of R&D tax credits deferred as a regulatory liability.

	Three Months Ended December 31,
	2023	2022
Effective tax rate	24.0%	23.4%

The Company files a consolidated federal income tax return and state income tax returns in Virginia and West Virginia, and thus subject to examinations by federal and state tax authorities.  The IRS is currently examining the Company's 2018 and 2019 federal tax returns and the ultimate outcome of these examinations is unknown as of the date of this Form 10-Q.  The Company believes its income tax assets and liabilities are fairly stated as of December 31, 2023 and 2022; however, these assets and liabilities could be adjusted as a result of this examination.  The federal returns prior to September 30, 2017, state returns for Virginia prior to September 30, 2018 and state returns for West Virginia prior to  September 30, 2020 are no longer subject to examination.

RGC RESOURCES, INC. AND SUBSIDIARIES

5.	Rates and Regulatory Matters

The SCC exercises regulatory authority over the natural gas operations of Roanoke Gas. Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service, safety standards, service extension and depreciation.

On December 2, 2022, Roanoke Gas filed an application with the SCC seeking an $8.55 million annual increase in its non-gas base rates, of which $4.05 million was being recovered through the SAVE Rider. Since the Company was seeking to recover the costs associated with its SAVE Plan through interim non-gas base rates effective January 1, 2023, the Company discontinued its SAVE Plan and Rider for the remainder of fiscal 2023.

On December 21, 2022, the SCC issued its Order for Notice and Hearing, which authorized the Company to put its proposed rates into effect, on an interim basis and subject to refund, on January 1, 2023, and set the matter for hearing. In the fourth quarter of fiscal 2023, the Company reached a settlement with the SCC staff on all outstanding issues in the case. Under the terms of the settlement, the Company agreed to an incremental revenue requirement of $7.45 million. The Company agreed to begin billing the new rates effective October 1, 2023. The Commission issued its Final Order in the matter on December 19, 2023 in which it approved the settlement agreement in its entirety.

The Company has recorded a provision for customer refund, including interest, associated with billings for the difference between the interim rates and the settlement rates.  The Company expects to complete the customer refund process with the February 2024 billing cycle.

In December 2023, the Company notified the SCC of its intent to file a general rate case.  The Company filed the general rate application on February 2, 2024.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

6.	Other Investments

Midstream owns a less than 1% equity investment in the LLC constructing the MVP. Midstream is also a less than 1% investor, accounted for under the cost method, in Southgate. Since inception, the MVP has encountered various legal and regulatory issues that have substantially delayed the completion of the project, including a period in 2022 where work on the projected was halted. With the passage of the FRA and certain judicial rulings in mid-2023, construction work was restarted.

While under construction, AFUDC has provided the majority of the income recognized by Midstream. The LLC temporarily suspended accruing AFUDC on the project for portions of prior periods. AFUDC accruals resumed in June 2023 when construction activities restarted. The amount of AFUDC recognized during the current and prior year is included in the equity in earnings of unconsolidated affiliate in the tables below. As the MVP project nears completion, AFUDC on completed segments will cease and will only be recorded on areas still being constructed.

Midstream reassesses the value of its investment in the LLC on at least a quarterly basis, and no impairment indicators were identified in fiscal 2023 or during the first fiscal quarter of 2024. As noted above, developments in 2023 on the legislative and legal fronts were favorable.  The MVP project is not yet completed and adverse developments, as well as potential macroeconomic factors related to interest rates, cost increases, or other unanticipated events could erode fair value leading to new indicators or impairment.

Funding for Midstream's investments has been provided through equity contributions from Resources and unsecured promissory notes as detailed in Note 9. Midstream expects to refinance the notes maturing in 2024.

The Company will participate in the earnings generated from the transportation of natural gas through both pipelines proportionate to its level of investment once the pipelines are placed in service.

Investment balances of MVP and Southgate, as of December 31, 2023 and September 30, 2023, are reflected in the table below:

Balance Sheet location:	December 31, 2023	September 30, 2023
Other Assets:
MVP	$18,564,311	$17,096,476
Southgate	90,617	90,617
Investment in unconsolidated affiliates	$18,654,928	$17,187,093

	Three Months Ended December 31,
Income Statement location:	2023	2022
Equity in earnings of unconsolidated affiliate	$1,467,835	$1,232

	December 31, 2023	September 30, 2023
Undistributed earnings, net of income taxes, of MVP in retained earnings, excluding impairment	$10,773,811	$9,683,797

The undistributed earnings does not include the impairment of the investment in the LLC.

RGC RESOURCES, INC. AND SUBSIDIARIES

The change in the investment in unconsolidated affiliates is provided below:

	Three Months Ended December 31,
	2023	2022
Cash investment	$—	$818,178
Change in accrued capital calls	—	39,466
Equity in earnings of unconsolidated affiliate	1,467,835	1,232
Change in investment in unconsolidated affiliates	$1,467,835	$858,876

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included.

	Income Statements
	Three Months Ended December 31,
	2023	2022
AFUDC	$158,562,141	$—
Other income, net	2,663,569	160,472
Net income	$161,225,710	$160,472

	Balance Sheets
	December 31, 2023	September 30, 2023
Assets:
Current assets	$349,417,551	$795,787,358
Construction work in progress	8,468,379,830	7,499,128,254
Other assets	12,160,170	11,639,586
Total assets	$8,829,957,551	$8,306,555,198

Liabilities and Equity:
Current liabilities	$371,508,693	$236,947,158
Capital	8,458,448,858	8,069,608,040
Total liabilities and equity	$8,829,957,551	$8,306,555,198

7.	Derivatives and Hedging

The Company’s hedging and derivative policy allows management to enter into derivatives for the purpose of managing the commodity and financial market risks of its business operations, including the price of natural gas and the cost of borrowed funds. This policy specifically prohibits the use of derivatives for speculative purposes.

The Company has five interest rate swaps associated with its variable rate debt as of December 31, 2023. Roanoke Gas has two variable-rate term notes in the amounts of $15 million and $10 million, with corresponding swap agreements to convert the variable interest rates into fixed rates of 2.00% and 2.49%, respectively. Midstream has three swap agreements corresponding to the variable rate term notes with original principal amounts of $14 million, $10 million, and $8 million. The swap agreements convert these three notes into fixed rate instruments with effective interest rates of 3.24%, 3.14%, and 2.443%, respectively.  The swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income. No portion of the swaps were deemed ineffective during the periods presented.

The fair value of the current and non-current portions of the interest rate swaps are reflected in the condensed consolidated balance sheets under the caption interest rate swaps. The table in Note 10 reflects the effect on income and other comprehensive income of the Company's cash flow hedges.

RGC RESOURCES, INC. AND SUBSIDIARIES

8.	Short-Term Debt

On March 24, 2023, Roanoke Gas entered into an unsecured Revolving Note in the principal amount of $25 million, which will mature on March 31, 2024.  The Revolving Note's variable interest rate is based upon Term SOFR plus 110 basis points and provides for multiple tier borrowing limits to accommodate seasonal borrowing demands.  The Company's total available borrowing limits during the term of the Revolving Note range from $4 million to $25 million.  As of December 31, 2023, the Company had an outstanding balance of $13,252,596 under the Revolving Note.

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

On July 28, 2023, Midstream entered into the Fifth Amendment to Credit Agreement and related Promissory Notes on the non-revolving credit facility.  The Fifth Amendment revised the interest rate from Term SOFR plus 1.50% to Term SOFR plus 2.00% and extended the maturity date of the Promissory Notes to December 31, 2024. All other terms and requirements remain unchanged.

RGC RESOURCES, INC. AND SUBSIDIARIES

Long-term debt consists of the following:

	December 31, 2023		September 30, 2023
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior notes payable at 4.26%, due September 18, 2034	$30,500,000	$103,782	$30,500,000	$106,195
Unsecured term notes payable at 3.58%, due October 2, 2027	8,000,000	18,060	8,000,000	19,264
Unsecured term notes payable at 4.41%, due March 28, 2031	10,000,000	22,711	10,000,000	23,495
Unsecured term notes payable at 3.60%, due December 6, 2029	10,000,000	21,136	10,000,000	22,017
Unsecured term note payable at 30-day SOFR plus 1.20%, due August 20, 2026 (swap rate at 2.00%)	15,000,000	—	15,000,000	—
Unsecured term note payable at Term SOFR plus 1.00%, due October 1, 2028 (swap rate at 2.49%)	10,000,000	31,983	10,000,000	33,666
Midstream:
Unsecured term notes payable at Term SOFR plus 2.00%, due December 31, 2024	23,000,000	16,217	23,000,000	23,386
Unsecured term note payable at Daily Simple SOFR plus 1.26448%, due June 12, 2026 (swap rate at 3.24%)	14,000,000	6,019	14,000,000	6,621
Unsecured term note payable at 30-day LIBOR plus 1.20%, due June 1, 2024 with monthly principal installments of $41,667 that began July 1, 2022 (swap rate at 3.14%)	9,250,000	982	9,375,000	1,571
Unsecured term note payable at Daily Simple SOFR plus 1.26448%, due January 1, 2028 with quarterly principal installments of $400,000 that began April 1, 2023 (swap rate at 2.443%)	6,800,000	17,914	7,200,000	19,057
Total long-term debt	136,550,000	238,804	137,075,000	255,272
Less: current maturities of long-term debt	(33,850,000)	—	(10,975,000)	—
Total long-term debt, net current maturities	$102,700,000	$238,804	$126,100,000	$255,272

Debt issuance costs are amortized over the life of the related debt. As of December 31, 2023 and September 30, 2023, the Company also had an unamortized loss on the early retirement of debt of $1,227,512 and $1,256,059, respectively, which has been deferred as a regulatory asset and is being amortized over a 20-year period.

All debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization.  All of the debt agreements provide for priority indebtedness to not exceed 15% of consolidated total assets.  The $15 million and $10 million notes, as well as the line-of-credit, have an interest coverage ratio requirement of not less than 1.5 to 1, which excludes the effect of the non-cash impairments on the LLC investments up to the total investment as of December 31, 2021, as revised by the Seventh Amendment to the Credit Agreement.  The Company was in compliance with all debt covenants as of  December 31, 2023 and September 30, 2023.

RGC RESOURCES, INC. AND SUBSIDIARIES

10.	Other Comprehensive Income (Loss)

A summary of other comprehensive income and loss is provided below:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Three Months Ended December 31, 2023
Interest rate swaps:
Unrealized losses	$(836,071)	$215,205	$(620,866)
Transfer of realized gains to interest expense	(545,183)	140,329	(404,854)
Net interest rate swaps	(1,381,254)	355,534	(1,025,720)
Defined benefit plans:
Amortization of actuarial losses	16,015	(4,122)	11,893
Other comprehensive loss	$(1,365,239)	$351,412	$(1,013,827)
Three Months Ended December 31, 2022
Interest rate swaps:
Unrealized gains	$43,947	$(11,311)	$32,636
Transfer of realized gains to interest expense	(290,779)	74,845	(215,934)
Net interest rate swaps	(246,832)	63,534	(183,298)
Defined benefit plans:
Amortization of actuarial losses	19,703	(5,072)	14,631
Other comprehensive loss	$(227,129)	$58,462	$(168,667)

The amortization of actuarial gains and losses, reflected in the preceding table, relate to the unregulated operations of the Company. Actuarial gains and losses attributable to the regulated operations are included as a regulatory asset. See Note 16 for a schedule of regulatory assets. The amortization of actual gains and losses is recognized as a component of net periodic pension and postretirement benefit costs under other income, net in the condensed consolidated statements of income.

Reconciliation of Accumulated Other Comprehensive Income (Loss)

			Accumulated
			Other
	Interest Rate	Defined Benefit	Comprehensive
	Swaps	Plans	Income (Loss)
Balance at September 30, 2023	$3,428,922	$(1,175,633)	$2,253,289
Other comprehensive income (loss)	(1,025,720)	11,893	(1,013,827)
Balance at December 31, 2023	$2,403,202	$(1,163,740)	$1,239,462

RGC RESOURCES, INC. AND SUBSIDIARIES

11.	Commitments and Contingencies

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

Basic earnings per common share for the three months ended December 31, 2023 and 2022 were calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares.

A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended December 31,
	2023	2022
Net income	$5,019,992	$3,256,405
Weighted average common shares	10,029,243	9,830,206
Effect of dilutive securities:
Options to purchase common stock	2,111	6,982
Diluted average common shares	10,031,354	9,837,188
Earnings per share of common stock:
Basic	$0.50	$0.33
Diluted	$0.50	$0.33

RGC RESOURCES, INC. AND SUBSIDIARIES

13.	Employee Benefit Plans

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

	Three Months Ended December 31,
	2023	2022
Components of net periodic pension cost:
Service cost	$81,066	$91,635
Interest cost	367,206	343,025
Expected return on plan assets	(294,958)	(308,149)
Recognized loss	79,132	79,181
Net periodic pension cost	$232,446	$205,692

	Three Months Ended December 31,
	2023	2022
Components of postretirement benefit cost:
Service cost	$7,599	$11,475
Interest cost	153,369	155,156
Expected return on plan assets	(133,311)	(116,012)
Recognized gain	(10,149)	—
Net postretirement benefit cost	$17,508	$50,619

The components of net periodic benefit cost, excluding the service cost component, are included in other income, net in the condensed consolidated statements of income. Service cost is included in operations and maintenance expense in the condensed consolidated statements of income.

For the three-month period ended December 31, 2023, no funding contributions were made to the pension plan or postretirement plan. The Company is not currently planning to make any funding contributions to either plan for the remainder of fiscal 2024.

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

Level 3 – Unobservable inputs for the asset or liability where there is little, if any, market activity for the asset or liability at the measurement date, which require the Company to develop its own assumptions.

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy:

	Fair Value Measurements - December 31, 2023
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps	$3,236,201	$—	$3,236,201	$—
Total	$3,236,201	$—	$3,236,201	$—

Liabilities:
Natural gas purchases	$1,234,072	$—	$1,234,072	$—
Total	$1,234,072	$—	$1,234,072	$—

	Fair Value Measurements - September 30, 2023
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps	$4,617,455	$—	$4,617,455	$—
Total	$4,617,455	$—	$4,617,455	$—

Liabilities:
Natural gas purchases	$1,022,662	$—	$1,022,662	$—
Total	$1,022,662	$—	$1,022,662	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment. At December 31, 2023 and September 30, 2023, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements:

	Fair Value Measurements - December 31, 2023
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$33,850,000	$—	$—	$34,027,761
Notes payable	102,700,000	—	—	99,954,528
Total	$136,550,000	$—	$—	$133,982,289

	Fair Value Measurements - September 30, 2023
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$10,975,000	$—	$—	$10,975,000
Notes payable	126,100,000	—	—	120,298,658
Total	$137,075,000	$—	$—	$131,273,658

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying Treasury rate or other Treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments. Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions. Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries. No individual customer amounted to more than 5% of total accounts receivable at  December 31, 2023 and  September 30, 2023. The Company maintains certain credit standards with its customers and requires a customer deposit if warranted.

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

Parent and Other - Parent and other include the unregulated activities of the Company as well as certain corporate reporting adjustments.

Information related to the Company's segments are provided below:

	Three Months Ended December 31, 2023
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$24,391,854	$—	$27,498	$24,419,352
Depreciation	2,697,707	—	—	2,697,707
Operating income (loss)	6,644,298	(13,403)	21,142	6,652,037
Equity in earnings	—	1,467,835	—	1,467,835
Interest expense	968,937	667,336	—	1,636,273
Income before income taxes	5,795,734	787,534	21,117	6,604,385

	Three Months Ended December 31, 2022
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$33,252,767	$—	$29,568	$33,282,335
Depreciation	2,419,541	—	—	2,419,541
Operating income (loss)	5,567,345	(46,704)	23,844	5,544,485
Equity in earnings	—	1,232	—	1,232
Interest expense	822,566	546,598	—	1,369,164
Income (loss) before income taxes	4,819,955	(592,615)	23,819	4,251,159

RGC RESOURCES, INC. AND SUBSIDIARIES

	December 31, 2023
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$278,936,342	$19,367,243	$16,399,650	$314,703,235

	September 30, 2023
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$268,664,460	$17,882,108	$17,182,772	$303,729,340

16.	Regulatory Assets and Liabilities

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

Regulatory assets included in the Company’s accompanying balance sheets are as follows:

	December 31, 2023	September 30, 2023
Assets:
Current Assets:
Regulatory assets:
Accrued WNA revenues	$1,587,816	$414,689
Under-recovery of gas costs	—	1,383,340
Under-recovery of RNG revenues	1,085,177	797,804
Accrued pension	182,263	243,017
Other deferred expenses	12,762	15,426
Total current	2,868,018	2,854,276
Other Non-Current Assets:
Regulatory assets:
Premium on early retirement of debt	1,227,512	1,256,059
Accrued pension	3,786,265	3,786,265
Other deferred expenses	336,414	347,121
Total non-current	5,350,191	5,389,445

Total regulatory assets	$8,218,209	$8,243,721

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory liabilities included in the Company’s accompanying balance sheets are as follows:

	December 31, 2023	September 30, 2023
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Over-recovery of gas costs	$663,505	$—
Over-recovery of SAVE Plan revenues	176,935	146,861
Rate refund	652,018	652,018
Deferred income taxes	591,765	527,034
Supplier refunds	203,437	275,649
Other deferred liabilities	23,365	31,154
Total current	2,311,025	1,632,716
Deferred Credits and Other Non-Current Liabilities:
Asset retirement obligations	10,855,794	10,792,831
Regulatory cost of retirement obligations	13,404,991	13,029,376
Regulatory liabilities:
Deferred income taxes	16,101,834	16,249,776
Deferred postretirement medical	1,781,917	1,781,917
Total non-current	42,144,536	41,853,900

Total regulatory liabilities	$44,455,561	$43,486,616

As of December 31, 2023 and September 30, 2023, the Company had regulatory assets in the amount of $8,218,209 and $8,243,721, respectively, on which the Company did not earn a return during the recovery period.

17.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued.  There were no items not otherwise disclosed which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, Resources may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, operational impacts and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2023 Annual Report on Form 10-K.  All of these factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” "predict", "target", “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could”, “may” or "might" are intended to identify forward-looking statements.

Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.

RGC RESOURCES, INC. AND SUBSIDIARIES

The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2024. The total revenues and margins realized during the first three months reflect higher billings due to the weather sensitive nature of the natural gas business.

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 63,200 residential, commercial and industrial customers in Roanoke, Virginia and surrounding localities through its Roanoke Gas subsidiary.  Midstream, a wholly-owned subsidiary of Resources, is a less than 1% investor in both the MVP and Southgate.

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

Beginning January 1, 2023, Roanoke Gas implemented interim, non-gas base rates designed to provide $8.55 million in additional annual revenues in response to higher operating costs and to recover its investment in non-SAVE related projects since the prior non-gas base rate increase in fiscal 2019.  Revenues from the SAVE Plan and Rider were incorporated into the new non-gas base rates.  On December 19, 2023, the SCC issued a final order approving a non-gas base rate increase of $7.45 million.  The order also directed Roanoke Gas to refund the excess revenues collected during the time the interim rates were in effect with interest.  The refund to customers, which was accrued in fiscal 2023 and reflected in regulatory liabilities, is expected to be completed during the Company's 2024 second fiscal quarter.  Roanoke Gas has notified the SCC of its intent to file a general rate case and submitted its application on February 2, 2024.  See the Regulatory section for additional information.

The Company is also subject to regulation from the United States Department of Transportation in regard to the construction, operation, maintenance, safety and integrity of its transmission and distribution pipelines. FERC regulates the prices for the transportation and delivery of natural gas to the Company’s distribution system and underground storage services. In addition, the Company is subject to other regulations which are not necessarily industry specific.

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

The SAVE Plan and Rider provides the Company with a mechanism through which it recovers costs related to qualified SAVE infrastructure investments on a prospective basis, until a rate application is filed incorporating these investments in non-gas base rates.  SAVE Plan revenues decreased by approximately $1,028,000 for the three-month period ended December 31, 2023 compared to the same period last year, reflecting the movement of the SAVE Plan revenues into the new non-gas base rates on January 1, 2023.  Roanoke Gas filed and received approval from the SCC for a new SAVE Plan and Rider with new rates placed into effect on October 1, 2023 that is expected to result in approximately $366,000 in SAVE related revenues during fiscal 2024.  Additional information regarding the SAVE Plan and Rider is provided under the Regulatory section below.

RGC RESOURCES, INC. AND SUBSIDIARIES

The WNA mechanism reduces the volatility in earnings due to the variability in temperatures during the heating season. The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when weather is colder than normal. The WNA allows the Company to recover from its customers the lost margin (excluding gas costs) from warmer than normal weather and correspondingly requires the Company to refund the excess margin earned for colder than normal weather. The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day and thereby estimates the revenue adjustment based on weather variance from normal. Any billings or refunds related to the WNA are completed following each WNA year, which extends for the 12-month period from April to March.  For the three months ended December 31, 2023, the Company accrued approximately $1,173,000 in additional revenues under the WNA model for weather that was 16% warmer than normal compared to an accrued refund of approximately $187,000 for weather that was 3% colder than normal for the corresponding period last year.

The Company has an approved rate structure to mitigate the impact of the financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue by applying the ICC factor, based on the Company’s weighted-average cost of capital, including interest rates on short-term and long-term debt, and the Company’s authorized return on equity, to the average cost of natural gas inventory during the period. Total ICC revenues decreased by approximately $128,000 for the three-month period ended December 31, 2023, compared to the corresponding period last year, due to lower natural gas commodity prices during the 2023 summer storage injection season resulting in a lower average cost of natural gas in storage.  Accordingly, fiscal 2024 ICC revenues are expected to continue to remain below last year's levels.

In March 2023, Roanoke Gas began operating the RNG facility, through a cooperative agreement with the Western Virginia Water Authority, to produce commercial quality RNG for delivery into its distribution system.  With SCC approval, Roanoke Gas is allowed to recover the costs associated with the investment in RNG facilities and the related operating costs through an RNG Rider added to customer bills.  Customers receive the benefit of the monetization of environmental credits generated through the production of RNG. Roanoke Gas recognized approximately $300,000 in revenue for the three months ended December 31, 2023.

The cost of natural gas, which is a pass-through cost, is independent of the Company's non-gas rates. Accordingly, the Company's approved billing rates include a component designed to allow for the recovery of the cost of natural gas used by its customers. This rate component, referred to as the PGA, allows the Company to pass along to its customers increases and decreases in natural gas costs through a quarterly filing, or more frequent if necessary, with the SCC. Once SCC approval is received, the Company adjusts the gas cost component of its rates. As actual costs will differ from the projections used in establishing the PGA rate, the Company will either over-recover or under-recover its actual gas costs during the period. The difference between actual costs incurred and costs recovered through the application of the PGA is recorded as a regulatory asset or liability. At the end of the annual deferral period, the balance is amortized over an ensuing 12-month period as amounts are reflected in customer billings.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Three Months Ended December 31, 2023:

Net income increased by $1,763,587 for the three months ended December 31, 2023, compared to the same period last year, primarily due to AFUDC on MVP and the implementation of new non-gas base rates effective January 1, 2023.

The tables below reflect operating revenues, volume activity and heating degree days.

	Three Months Ended December 31,		Increase / (Decrease)
	2023	2022		Percentage
Operating Revenues
Gas utility	$24,391,854	$33,252,767	$(8,860,913)	(27)%
Non utility	27,498	29,568	(2,070)	(7)%
Total operating revenues	$24,419,352	$33,282,335	$(8,862,983)	(27)%
Delivered Volumes
Regulated natural gas (DTH)
Residential and commercial	2,094,640	2,433,239	(338,599)	(14)%
Transportation and interruptible	925,995	875,301	50,694	6%
Total delivered volumes	3,020,635	3,308,540	(287,905)	(9)%
HDD	1,237	1,523	(286)	(19)%

Total operating revenues for the three months ended December 31, 2023, compared to the same period last year, decreased by approximately 27% primarily due to significantly lower natural gas commodity prices, reductions in delivered natural gas volumes and lower SAVE revenues more than offsetting the implementation of a non-gas base rate increase.  Natural gas commodity prices during the quarter declined by 58% from the corresponding period last year.  Total gas costs decreased by 44% compared to the same period last year, which corresponds to the decline in the gas cost component included in total customer billing rate.  In addition, total heating degree days decreased by 19% from the same period last year resulting in a 14% decline in the weather sensitive residential and commercial sales.  Transportation and interruptible volumes increased by approximately 6% primarily due to a single, multi-fuel customer that increased its natural gas utilization during the quarter.  With the reset of the SAVE Rider as discussed above, SAVE Plan revenues declined by approximately $1,028,000.

	Three Months Ended December 31,		Increase / (Decrease)
	2023	2022		Percentage
Gross Utility Margin
Gas utility revenues	$24,391,854	$33,252,767	$(8,860,913)	(27)%
Cost of gas - utility	10,097,016	20,804,153	(10,707,137)	(51)%
Gross utility margin	$14,294,838	$12,448,614	$1,846,224	15%

Gross utility margin increased over the same period last year primarily as a result of the aforementioned implementation of new non-gas base rates, WNA and RNG revenue, offset by the reductions in SAVE and ICC revenues.  When adjusted for WNA, the volumetric margin increased by approximately $2,260,000 and base charge revenues increased by approximately $442,000 due to the non-gas base rate increase.  However, SAVE revenues decreased by approximately $1,028,000 as these revenues are reflected in the increased volumetric and base charge rates.  The RNG Rider contributed an additional $300,000 to margin, and ICC revenue declined by $128,000 due to lower cost of gas in storage.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of and the change in gas utility margin are summarized below:

	Three Months Ended December 31,		Increase/
	2023	2022	(Decrease)
Customer base charge	$4,032,454	$3,590,557	$441,897
ICC	243,330	371,539	(128,209)
SAVE Plan	21,187	1,049,310	(1,028,123)
Volumetric	8,473,367	7,573,398	899,969
WNA	1,173,127	(186,647)	1,359,774
RNG	300,365	—	300,365
Other revenues	51,008	50,457	551
Total	$14,294,838	$12,448,614	$1,846,224

Operations and maintenance expenses increased by $414,684, or 11%, from the same period last year primarily due to lower capitalized overheads and increased compensation costs.  Total capitalized construction overheads declined by approximately $230,000 due to a reduction in direct construction expenditures related to Roanoke Gas capital projects compared to the same period last year and lower overheads capitalized as part of LNG due to timing of production.  Compensation costs increased by approximately $160,000 due to increased staffing and inflationary impact on salaries.  Professional services and corporate insurance premiums accounted for much of the remaining cost increases.

General taxes increased by $43,195, or 7%, primarily due to increases in payroll taxes related to increased staffing and compensation and higher property taxes associated with growth in utility property.

Depreciation expense increased by $278,166, or 11%, on a comparable increase in utility property balances.

Equity in earnings of unconsolidated affiliate increased by $1,466,603 associated with the recognition of AFUDC as a result of MVP construction activities.

Other income, net increased by $46,180, or 62%, primarily due to an increase of approximately $69,000 in revenue sharing related to the asset management agreement and higher interest income offset by the absence of AFUDC related to the RNG facility, which was placed in service in March 2023.

Interest expense increased by $267,109, or 20%, as the weighted-average interest rate on total debt increased from 3.78% during the first quarter of fiscal 2023 to 4.28% during the first quarter of fiscal 2024, while total daily average debt outstanding increased by 2%.  The increase in the weighted-average interest rate was primarily associated with Roanoke Gas' variable rate line-of-credit and Midstream's credit facility.

Roanoke Gas' interest expense increased by $146,371 primarily due to a combination of higher borrowing levels and an increase in the interest rate on the variable rate line-of-credit.

Midstream's interest expense increased by $120,738 primarily due to rising interest rates on its credit facility.  Total average outstanding debt decreased by $1.4 million over the same quarter last year due to amortization payments under two of Midstream's promissory notes.

Income tax expense increased by $589,639 due to a corresponding increase in pre-tax income.  The effective tax rate was 24.0% and 23.4% for the three-month periods ended December 31, 2023 and 2022, respectively. The effective tax rate is below the combined statutory state and federal rate due to the amortization of excess deferred taxes and tax credits.

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

There have been no significant changes to the critical accounting policies as reflected in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

Asset Management

Roanoke Gas uses a third-party asset manager to oversee its pipeline transportation, storage rights and gas supply inventories and deliveries. In return for utilizing the excess capacities of the transportation and storage rights, the asset manager pays Roanoke Gas a monthly utilization fee. In accordance with an SCC order issued in 2018, a portion of the utilization fee is retained by the Company with the balance passed through to customers through reduced gas costs. The current asset management agreement ends March 31, 2025.

Equity Investment in Mountain Valley Pipeline

The Company has a less than 1% interest in the MVP, which is accounted for as an equity investment, and a less than 1% interest in Southgate, which is contemplated to interconnect with the MVP. As discussed more fully in Note 6, since inception, the MVP has encountered various legal and regulatory issues that have substantially delayed the completion of the project, including a period in 2022 where work on the project was halted. With the passage of the FRA and certain judicial rulings in mid-2023, construction work was restarted, and the Company believes the MVP will be completed relatively soon.

Since its inception, earnings from MVP have been primarily attributable to AFUDC income. Once the pipeline is commercially operational, AFUDC will cease and the Company will begin to receive its share of LLC earnings from long-term contracts to provide gas. Resources expects cash distributions from the LLC to begin three to six months after commercial operations begin.  The Company recorded $1,467,835 and $1,232 in the first fiscal quarters of 2023 and 2022, respectively, as its share of Midstream’s earnings.

Midstream fully borrowed $23 million under its non-revolving credit facility, which matures in December 2024.  Installment payments have begun on two of Midstream's promissory notes with one of the notes due in full in June 2024. The Company is actively discussing and anticipates refinancing those obligations in 2024.  Additionally, Midstream is considering the long-term structure of its debt as the MVP evolves from a project phase to an operating phase. See Note 9 for more information on all borrowings related to Midstream.

Regulatory

On December 2, 2022, Roanoke Gas filed an application with the SCC seeking an $8.55 million annual increase in its non-gas base rates, of which $4.05 million was being recovered through the SAVE Rider. Since the Company was seeking to recover the costs associated with its SAVE Plan through interim non-gas base rates effective January 1, 2023, the Company discontinued its SAVE Plan and Rider for the remainder of fiscal 2023. In the fourth quarter of fiscal 2023, the Company reached a settlement with the SCC staff on all outstanding issues in the case. Under the terms of the settlement, the Company agreed to an incremental revenue requirement of $7.45 million. The Company agreed to begin billing the new rates effective October 1, 2023. The Commission issued its Final Order on the matter on December 19, 2023 in which it approved the settlement agreement in its entirety.

The Company has recorded a provision for refund, including interest, associated with customer billings for the difference between the interim rates and the settlement rates.  The Company expects to complete the customer refund process with the February 2024 billing cycle.

RGC RESOURCES, INC. AND SUBSIDIARIES

In December 2023, the Company notified the SCC of its intent to file a general rate case.  The Company filed the general rate application on February 2, 2024.

The Company filed an application with the SCC for a new, five-year SAVE Plan and Rider on March 31, 2023, seeking recovery of costs associated with an estimated $8.5 million in SAVE-eligible investment in fiscal 2024 and an estimated cumulative investment of $49.5 million over the proposed five-year plan period ending September 30, 2028. On July 7, 2023, the SCC Staff filed its report on the Company’s SAVE Plan and Rider in which it recommended approval of the $49.5 million, five-year plan with a revenue requirement of approximately $366,000 beginning on October 1, 2023. On August 31, 2023, the SCC approved the new SAVE Plan and Rider with rates effective October 1, 2023.

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

Capital Resources and Liquidity

Due to the capital intensive nature of the utility business, as well as the impact of weather variability, the Company’s primary capital needs are the funding of its capital projects, the seasonal funding of its natural gas inventories and accounts receivables, debt service and payments of dividends to shareholders.  The Company anticipates funding these items through its operating cash flows, credit availability under short-term and long-term debt agreements and proceeds from the sale of its common stock.

Cash and cash equivalents increased by $1,352,306 for the three-month period ended December 31, 2023 compared to a decrease of $1,664,722 for the three-month period ended December 31, 2022. The following table summarizes the sources and uses of cash:

	Three Months Ended December 31,
Cash Flow Summary	2023	2022
Net cash used in operating activities	$(564,347)	$(2,424,401)
Net cash used in investing activities	(5,300,295)	(8,348,589)
Net cash provided by financing activities	7,216,948	9,108,268
Increase (decrease) in cash and cash equivalents	$1,352,306	$(1,664,722)

Cash Flows Used in Operating Activities:

The seasonal nature of the natural gas business causes operating cash flows to fluctuate significantly during the year as well as from year-to-year. Factors, including weather, energy prices, natural gas storage levels and customer collections contribute to working capital levels and related cash flows. Generally, operating cash flows are positive during the second and third fiscal quarters as a combination of earnings, declining storage gas levels and collections on customer accounts contribute to higher cash levels. During the first and fourth fiscal quarters, operating cash flows generally decrease due to increases in natural gas storage levels and rising customer receivable balances.

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash flows from operating activities for the three months ended December 31, 2023 increased by $1,860,054 compared to the same period last year. The table below summarizes the significant components of operating cash flows:

	Three Months Ended December 31,		Increase/
Cash Flow From Operating Activities:	2023	2022	(Decrease)
Net income	$5,019,992	$3,256,405	$1,763,587
Non-cash adjustments:
Depreciation and amortization	2,761,920	2,477,084	284,836
Equity in earnings	(1,467,835)	(1,232)	(1,466,603)
AFUDC	—	(103,771)	103,771
Changes in working capital and regulatory assets and liabilities:
Accounts receivable	(8,963,996)	(15,967,191)	7,003,195
Over-recovery of gas cost	2,046,845	5,763,958	(3,717,113)
Accounts payable	572,694	3,220,632	(2,647,938)
WNA	(1,173,127)	186,648	(1,359,775)
Income tax	2,317,469	(205,393)	2,522,862
Accrued expenses	(1,452,841)	(1,005,348)	(447,493)
Other	(225,468)	(46,193)	(179,275)
Net cash used in operating activities	$(564,347)	$(2,424,401)	$1,860,054

Significantly higher natural gas prices during the first quarter of fiscal 2023 resulted in much higher accounts receivable and accounts payable balances compared to the current fiscal quarter.  In anticipation of these higher prices, the Company adjusted the PGA component of its billing rates for the first quarter of fiscal 2023.  However, in December 2022, the commodity prices declined significantly resulting in the Company recognizing a larger than normal over-recovery of gas costs during the period.  The Company subsequently reduced the PGA component of it billing rates in January 2023 to compensate for the lower natural gas prices.  For the first quarter of fiscal 2024, natural gas prices have remained low and relatively stable resulting in lower accounts receivable and accounts payable balances. Warmer weather during the current quarter also contributed to the decline in accounts receivable balances.  As discussed in the Overview section above, the current fiscal quarter had 19% fewer HDD than the same period last year and 16% fewer HDD than normal resulting in an increase in the WNA receivable of approximately $1.2 million during the quarter.  The same quarter last year was 3% colder than normal resulting in a decline of approximately $200,000 in the WNA receivable leading to a $1.4 million decline in operating cash between periods.  The timing of income tax estimated payments in the first quarter of fiscal 2023 and the receipt of a tax refund during the first quarter of fiscal 2024 resulted in a $2.5 million increase in operating cash between periods.  The increase in non-cash equity in earnings from the Company's investment in the LLC offset most of the net income cash flow.

Cash Flows Used in Investing Activities:

Investing activities primarily consist of expenditures related to Roanoke Gas' utility property, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and gas distribution system facilities and expansion of its natural gas system to meet the demands of customer growth. With the recent approval of its new SAVE Plan and Rider, the Company is continuing its focus on SAVE infrastructure replacement projects, including the replacement of pre-1973 first generation plastic pipe.  New customer demand for natural gas continues to be strong and therefore extending the natural gas distribution system within its service territory is also a priority.  Roanoke Gas' total capital expenditures for the three-month period ended December 31, 2023 were approximately $5.3 million compared to $7.5 million during the same period last year.  The $2.2 million decrease in expenditures is primarily due to the completion of the RNG project, which was placed in service in March 2023.   Total fiscal 2024 capital expenditures are expected to be approximately $20 million.  Midstream's investment in the LLC was approximately $800,000 in the first quarter of fiscal 2023.  However, Midstream ceased future participation in capital calls following its May 2023 funding payment based on an agreement with the LLC's managing partner.  Midstream continues to be invested in the LLC; however, its participation percentage is declining with no additional investment.  Once MVP is placed into service, Midstream may incur periodic future capital investment related to ongoing operations requirements and system improvements.  Midstream will continue to make capital investments in Southgate.  The targeted completion timing for the Southgate project is June 2028.

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash Flows Provided by Financing Activities:

Financing activities generally consist of borrowings and repayments under credit agreements, issuance of common stock and the payment of dividends. Net cash flows provided by financing activities were approximately $7.2 million for the three months ended December 31, 2023, compared to $9.1 million for the same period last year. The reduction in financing cash flows is primarily attributable to Midstream's $1.1 million borrowing under its credit facility during the first quarter of fiscal 2023 combined with an additional $400,000 in debt retirement on amortizing notes during the current year. In addition, Resources issued a total of 44,367 shares of common stock resulting in net proceeds of approximately $821,000, including 26,077 shares through the ATM program in which Resources received approximately $542,000, net of fees. During the same period last year, Resources issued 31,245 shares for approximately $653,000, including 17,199 shares through the ATM program for approximately $377,000, net of fees.

Notes 8 and 9 provide details on the Company's line-of-credit and borrowing activity.

The current interest rate environment is expected to continue to result in higher interest expense associated with the Company's variable-rate debt or on the issuance of any new debt.

Management regularly evaluates the Company’s liquidity through a review of its available financing resources and its cash flows. Resources’ maintains the ability to raise equity capital through its ATM program, private placement or other public offerings.  Management believes Roanoke Gas has access to sufficient financing resources to meet its cash requirements for the next year, including the line-of-credit, which it expects to renew, and the two private shelf facilities.  Roanoke Gas may also adjust capital spending as necessary if such a need would arise.

Based on the agreement with the LLC's managing partner to assume future capital contributions related to the MVP, Midstream's future cash requirements are reduced to regular monthly operating expenses, debt service and capital contributions to Southgate.  Midstream's total debt service over the succeeding 12 months includes $33.85 million to retire maturing debt.  Management believes that they will be able to negotiate extensions on the current debt or obtain other financing options to satisfy the debt servicing requirements and be able to meet Midstream's cash requirements over the ensuing 12 month period.

As of December 31, 2023, Resources' long-term capitalization ratio was 43% equity and 57% debt.

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

Through December 31, 2023, the Company has evaluated, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls. There were no control changes during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

No material proceedings.

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Resources' Annual Report on Form 10-K for the year ended September 30, 2023.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 6 – EXHIBITS

Number	Description
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
99.1	RGC Resources, Inc. Recovery of Incentive Compensation Policy, effective as of October 1, 2023
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RGC Resources, Inc.

Date: February 6, 2024	By:	/s/ Timothy J. Mulvaney
Timothy J. Mulvaney
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)