Form 10-Q
period 2024-03-31
RGC RESOURCES INC
filed 2024-05-03
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2024
Common Stock, $5 Par Value	10,181,110

INDEX

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

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

Some of the terms above may not be included in this filing

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,019,183	$1,512,431
Accounts receivable (less allowance for credit losses of $483,110, and $155,164, respectively)	9,451,708	4,194,934
Materials and supplies	1,630,781	1,674,462
Gas in storage	5,098,039	11,185,601
Prepaid income taxes	1,750,669	3,227,544
Regulatory assets	5,005,793	2,854,276
Interest rate swaps	1,274,773	1,533,057
Other	2,294,699	612,957
Total current assets	28,525,645	26,795,262
UTILITY PROPERTY:
In service	331,785,483	318,369,891
Accumulated depreciation and amortization	(89,548,196)	(85,752,798)
In service, net	242,237,287	232,617,093
Construction work in progress	11,902,830	14,966,458
Utility property, net	254,140,117	247,583,551
OTHER NON-CURRENT ASSETS:
Regulatory assets	5,310,937	5,389,445
Investment in unconsolidated affiliates	19,887,693	17,187,093
Benefit plan assets	1,715,551	1,901,902
Deferred income taxes	978,491	1,163,594
Interest rate swaps	2,230,121	3,084,398
Other	570,975	624,095
Total other non-current assets	30,693,768	29,350,527
TOTAL ASSETS	$313,359,530	$303,729,340

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2024	2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$125,000	$10,975,000
Line-of-credit	6,582,180	4,353,572
Dividends payable	2,036,221	1,978,400
Accounts payable	5,358,002	5,838,643
Customer credit balances	947,563	1,972,132
Income taxes payable	91,824	—
Customer deposits	1,697,018	1,476,321
Accrued expenses	3,211,598	4,661,722
Regulatory liabilities	1,621,966	1,632,716
Other	31,010	30,281
Total current liabilities	21,702,382	32,918,787
LONG-TERM DEBT:
Notes payable	136,175,000	126,100,000
Unamortized debt issuance costs	(258,113)	(255,272)
Long-term debt, net	135,916,887	125,844,728
DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
Asset retirement obligations	10,941,196	10,792,831
Regulatory cost of retirement obligations	13,738,423	13,029,376
Benefit plan liabilities	255,385	47,674
Deferred income taxes	2,205,649	2,008,458
Regulatory liabilities	17,735,810	18,031,693
Other	319,936	323,168
Total deferred credits and other non-current liabilities	45,196,399	44,233,200
STOCKHOLDERS’ EQUITY:
Common stock, $5 par; authorized 20,000,000 shares; issued and outstanding 10,179,479 and 10,015,254 shares, respectively	50,897,395	50,076,270
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	46,828,818	44,430,786
Retained earnings	11,366,762	3,972,280
Accumulated other comprehensive income	1,450,887	2,253,289
Total stockholders’ equity	110,543,862	100,732,625
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$313,359,530	$303,729,340

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
OPERATING REVENUES:
Gas utility	$32,632,331	$38,000,977	$57,024,185	$71,253,744
Non utility	27,045	28,680	54,543	58,248
Total operating revenues	32,659,376	38,029,657	57,078,728	71,311,992
OPERATING EXPENSES:
Cost of gas - utility	15,299,390	21,285,057	25,396,406	42,089,210
Cost of sales - non utility	6,704	4,680	11,854	9,273
Operations and maintenance	5,322,655	4,090,728	9,657,852	8,011,241
General taxes	703,211	638,229	1,335,456	1,227,279
Depreciation and amortization	2,697,707	2,419,541	5,395,414	4,839,082
Total operating expenses	24,029,667	28,438,235	41,796,982	56,176,085
OPERATING INCOME	8,629,709	9,591,422	15,281,746	15,135,907
Equity in earnings of unconsolidated affiliate	1,229,384	2,867	2,697,219	4,099
Other income, net	89,487	121,824	210,273	196,430
Interest expense	1,566,613	1,395,862	3,202,886	2,765,026
INCOME BEFORE INCOME TAXES	8,381,967	8,320,251	14,986,352	12,571,410
INCOME TAX EXPENSE	1,938,577	1,978,365	3,522,970	2,973,119
NET INCOME	$6,443,390	$6,341,886	$11,463,382	$9,598,291
BASIC EARNINGS PER COMMON SHARE	$0.63	$0.64	$1.14	$0.97
DILUTED EARNINGS PER COMMON SHARE	$0.63	$0.64	$1.13	$0.97
DIVIDENDS DECLARED PER COMMON SHARE	$0.2000	$0.1975	$0.4000	$0.3950

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
NET INCOME	$6,443,390	$6,341,886	$11,463,382	$9,598,291
Other comprehensive income (loss), net of tax:
Interest rate swaps	199,532	(505,157)	(826,188)	(688,455)
Defined benefit plans	11,893	14,631	23,786	29,262
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	211,425	(490,526)	(802,402)	(659,193)
COMPREHENSIVE INCOME	$6,654,815	$5,851,360	$10,660,980	$8,939,098

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Six Months Ended March 31, 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2023	$50,076,270	$44,430,786	$3,972,280	$2,253,289	$100,732,625
Net income	—	—	5,019,992	—	5,019,992
Other comprehensive loss	—	—	—	(1,013,827)	(1,013,827)
Cash dividends declared ($0.20 per share)	—	—	(2,032,679)	—	(2,032,679)
Net issuance of common stock (44,367 shares)	221,835	616,657	—	—	838,492
Balance - December 31, 2023	$50,298,105	$45,047,443	$6,959,593	$1,239,462	$103,544,603
Net income	—	—	6,443,390	—	6,443,390
Other comprehensive income	—	—	—	211,425	211,425
Cash dividends declared ($0.20 per share)	—	—	(2,036,221)	—	(2,036,221)
Issuance of common stock (119,858 shares)	599,290	1,781,375	—	—	2,380,665
Balance - March 31, 2024	$50,897,395	$46,828,818	$11,366,762	$1,450,887	$110,543,862

	Six Months Ended March 31, 2023
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2022	$49,102,675	$41,479,459	$544,158	$1,964,364	$93,090,656
Net income	—	—	3,256,405	—	3,256,405
Other comprehensive loss	—	—	—	(168,667)	(168,667)
Cash dividends declared ($0.1975 per share)	—	—	(1,957,369)	—	(1,957,369)
Net issuance of common stock (31,245 shares)	156,225	512,757	—	—	668,982
Balance - December 31, 2022	$49,258,900	$41,992,216	$1,843,194	$1,795,697	$94,890,007
Net income	—	—	6,341,886	—	6,341,886
Other comprehensive loss	—	—	—	(490,526)	(490,526)
Cash dividends declared ($0.1975 per share)	—	—	(1,960,156)	—	(1,960,156)
Issuance of common stock (71,567 shares)	357,835	1,139,362	—	—	1,497,197
Balance - March 31, 2023	$49,616,735	$43,131,578	$6,224,924	$1,305,171	$100,278,408

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,463,382	$9,598,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,523,841	4,954,167
Cost of retirement of utility property, net	(292,647)	(421,677)
Amortization of stock option grants	42,920	21,560
Equity in earnings of unconsolidated affiliate	(2,697,219)	(4,099)
Allowance for funds used during construction	—	(198,308)
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(2,838,275)	3,015,408
Net cash provided by operating activities	11,202,002	16,965,342
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for utility property	(11,279,097)	(12,851,877)
Investment in unconsolidated affiliates	(3,381)	(1,499,337)
Proceeds from disposal of utility property	1,730	1,075
Net cash used in investing activities	(11,280,748)	(14,350,139)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	275,000	1,103,800
Repayments of notes payable	(1,050,000)	(250,002)
Borrowings under line-of-credit	25,862,523	25,159,450
Repayments under line-of-credit	(23,633,915)	(25,159,450)
Debt issuance expenses	(33,268)	(13,875)
Proceeds from issuance of stock	3,176,237	2,144,619
Cash dividends paid	(4,011,079)	(3,872,686)
Net cash provided by (used in) financing activities	585,498	(888,144)
NET INCREASE IN CASH AND CASH EQUIVALENTS	506,752	1,727,059
BEGINNING CASH AND CASH EQUIVALENTS	1,512,431	4,898,914
ENDING CASH AND CASH EQUIVALENTS	$2,019,183	$6,625,973

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

Resources is an energy services company primarily engaged in the sale and distribution of natural gas. The condensed consolidated financial statements include the accounts of Resources and its wholly owned subsidiaries: Roanoke Gas, Diversified Energy and Midstream.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present Resources' financial position as of March 31, 2024, cash flows for the six months ended March 31, 2024 and 2023, and the results of its operations, comprehensive income, and changes in stockholders' equity for the three and six months ended March 31, 2024 and 2023. The results of operations for the three and six months ended March 31, 2024 are not indicative of the results to be expected for the fiscal year ending September 30, 2024 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

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

Roanoke Gas' line of credit is renewed annually in March, and there was $6.6 million outstanding under the line of credit at March 31, 2024.  In March and May 2024, Midstream refinanced nearly $34 million of long-term debt that was maturing in fiscal 2024.  See Notes 6 and 7 for a discussion of these transactions.  These actions have resolved the uncertainty that gave rise to the conditions that were disclosed last quarter under ASU 2014-15. In the future, there may again be circumstances where such refinancing is not entirely within the Company's control and such disclosure is warranted.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Recently Issued or Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In combination with ASU 2021-01 and ASU 2022-06, the ASU provides temporary optional guidance to ease the potential burden in accounting for and recognizing the effects of reference rate change on financial reporting. The new guidance applies specifically to contracts and hedging relationships that reference LIBOR, or any other referenced rate that is expected to be discontinued due to reference rate reform. The new guidance is effective for the Company through December 31, 2024. The Intercontinental Exchange Benchmark Administration, the administrator for LIBOR and other inter-bank offered rates, announced that the LIBOR rates for one-day, one-month, six-month and one-year would cease publication in June 2023 and that no new financial contracts may use LIBOR after December 31, 2021. Subsequent to June 30, 2023, the one-day, one-month, six-month, and one-year LIBOR settings will continue to be published under an unrepresentative synthetic methodology until the end of September 2024 in order to bridge the transition to other reference rates. The Company has transitioned all but one LIBOR-based variable rate note to a new reference rate as of March 31, 2024.  Each of the revised notes has a corresponding swap that was also transitioned to align with the related notes. The last LIBOR-based note was refinanced through a new note issued in April 2024. See Note 7 and Note 9 for more information.

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

In March 2024, the SEC issued its final rule that requires registrants to provide climate disclosures in their annual reports and registration statements.  The new guidance requires that registrants provide information about specified financial statement effects of severe weather events and other natural conditions, certain carbon offsets and renewable energy certificates, and material impacts on financial estimates and assumptions in the footnotes to financial statements.  The rule also requires additional disclosures outside of the financial statements including governance and oversight of material climate-related risks, the material impact of climate risks on the company's strategy, business model and outlook, risk management processes for material climate-related risks and material climate targets and goals.  The Company is currently evaluating the new rule and determining the impact of the additional disclosure requirements, as well as the data needed and the source of that data to comply with required disclosures.  The new rule is currently effective for fiscal years beginning after December 31, 2027 for smaller reporting companies.  The final rule was scheduled to become effective May 28, 2024; however, the SEC has voluntarily stayed the rule's effective date pending judicial review.  Depending on when the legal challenges are resolved, the mandatory compliance date may be retained or delayed.

Other accounting standards that have been issued by the FASB, SEC or other standard-setting bodies are not currently applicable to the Company or are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Revenue

The Company assesses new contracts and identifies related performance obligations for promises to transfer distinct goods or services to the customer.  Revenue is recognized when performance obligations have been satisfied.  In the case of Roanoke Gas, the Company contracts with its customers for the sale and/or delivery of natural gas.

RGC RESOURCES, INC. AND SUBSIDIARIES

The following tables summarize revenue by customer, product and income statement classification:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$18,843,065	$—	$18,843,065	$21,376,436	$—	$21,376,436
Commercial	10,398,801	—	10,398,801	12,025,056	—	12,025,056
Transportation and interruptible	1,358,991	—	1,358,991	1,565,170	—	1,565,170
Other	190,719	27,045	217,764	262,923	28,680	291,603
Total contracts with customers	30,791,576	27,045	30,818,621	35,229,585	28,680	35,258,265
Alternative revenue programs	1,840,755	—	1,840,755	2,771,392	—	2,771,392
Total operating revenues	$32,632,331	$27,045	$32,659,376	$38,000,977	$28,680	$38,029,657

	Six Months Ended March 31, 2024			Six Months Ended March 31, 2023
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$32,667,707	$—	$32,667,707	$40,742,276	$—	$40,742,276
Commercial	18,240,077	—	18,240,077	24,044,169	—	24,044,169
Transportation and interruptible	2,729,261	—	2,729,261	3,153,238	—	3,153,238
Other	485,057	54,543	539,600	684,918	58,248	743,166
Total contracts with customers	54,122,102	54,543	54,176,645	68,624,601	58,248	68,682,849
Alternative revenue programs	2,902,083	—	2,902,083	2,629,143	—	2,629,143
Total operating revenues	$57,024,185	$54,543	$57,078,728	$71,253,744	$58,248	$71,311,992

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

Customer accounts receivable and liabilities

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable(1)	Unbilled revenue(1)	Customer credit balances	Customer deposits
Balance at September 30, 2023	$2,782,025	$1,240,097	$1,972,132	$1,476,321
Balance at March 31, 2024	6,485,713	2,850,532	947,563	1,697,018
Increase (decrease)	$3,703,688	$1,610,435	$(1,024,569)	$220,697

(1) Included in accounts receivable in the condensed consolidated balance sheet. Amounts shown net of reserve for credit losses.

The Company had no significant contract assets or liabilities during the period. Furthermore, the Company did not incur any significant costs to obtain contracts.

3.	Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the Company's executive management in deciding how to allocate resources and assess performance. The Company uses operating income and equity in earnings to assess segment performance.

Intersegment transactions are recorded at cost.

The reportable segments disclosed herein are defined as follows:

Gas Utility - The natural gas segment of the Company generates revenue from its tariff rates and other regulatory mechanisms through which it provides the sale and distribution of natural gas to its residential, commercial and industrial customers.

RGC RESOURCES, INC. AND SUBSIDIARIES

Investment in Affiliates - The investment in affiliates segment reflects the income generated through the activities of the Company's investment in MVP and Southgate projects.

Parent and Other - Parent and other include the unregulated activities of the Company as well as certain corporate reporting adjustments.

Information related to the Company's segments are provided below:

	Three Months Ended March 31, 2024
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$32,632,331	$—	$27,045	$32,659,376
Depreciation	2,697,707	—	—	2,697,707
Operating income (loss)	8,666,010	(55,285)	18,984	8,629,709
Equity in earnings	—	1,229,384	—	1,229,384
Interest expense	911,804	654,809	—	1,566,613
Income before income taxes	7,844,299	518,705	18,963	8,381,967

	Three Months Ended March 31, 2023
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$38,000,977	$—	$28,680	$38,029,657
Depreciation	2,419,541	—	—	2,419,541
Operating income (loss)	9,627,320	(58,747)	22,849	9,591,422
Equity in earnings	—	2,867	—	2,867
Interest expense	810,346	585,516	—	1,395,862
Income (loss) before income taxes	8,939,360	(641,933)	22,824	8,320,251

	Six Months Ended March 31, 2024
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$57,024,185	$—	$54,543	$57,078,728
Depreciation	5,395,414	—	—	5,395,414
Operating income (loss)	15,310,308	(68,688)	40,126	15,281,746
Equity in earnings	—	2,697,219	—	2,697,219
Interest expense	1,880,741	1,322,145	—	3,202,886
Income before income taxes	13,640,033	1,306,239	40,080	14,986,352

	Six Months Ended March 31, 2023
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$71,253,744	$—	$58,248	$71,311,992
Depreciation	4,839,082	—	—	4,839,082
Operating income (loss)	15,194,665	(105,451)	46,693	15,135,907
Equity in earnings	—	4,099	—	4,099
Interest expense	1,632,912	1,132,114	—	2,765,026
Income (loss) before income taxes	13,759,315	(1,234,548)	46,643	12,571,410

	March 31, 2024
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$271,487,651	$20,181,544	$21,690,335	$313,359,530

	September 30, 2023
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$268,664,460	$17,882,108	$17,182,772	$303,729,340

RGC RESOURCES, INC. AND SUBSIDIARIES

4.	Rates and Regulatory Matters

The SCC exercises regulatory authority over the natural gas operations of Roanoke Gas. Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service, safety standards, service extension and depreciation.

In response to continued inflationary pressures, Roanoke Gas filed a general rate application on February 2, 2024 with the SCC seeking to increase its non-gas base rates by $4.33 million and sought to increase its permitted rate of return from 9.44% to 10.35% reflecting its higher cost of capital, including continued increases in interest rates.  The new rates will go into effect for customer billings on or after July 1, 2024, subject to refund.  The SCC’s review of Roanoke Gas’ filing is underway and a hearing has been set for November 7, 2024.

On December 2, 2022, Roanoke Gas filed an expedited rate application with the SCC seeking an $8.55 million annual increase in its non-gas base rates, of which $4.05 million was being recovered through the SAVE Rider.  The proposed rates went into effect January 1, 2023, subject to refund.  In the fourth quarter of fiscal 2023, the Company reached a settlement with the SCC staff on all outstanding issues in the case.  Under the terms of the settlement, the Company agreed to an incremental revenue requirement of $7.45 million. The Company agreed to begin billing the new rates effective October 1, 2023. The Commission issued its Final Order in the matter on December 19, 2023 in which it approved the settlement agreement in its entirety.  Refunds, which had previously been accrued, were made to customers in February 2024.

On August 31, 2023, the SCC approved the new SAVE Plan and Rider with rates effective October 1, 2023.  Under this plan, Roanoke Gas can recover costs associated with an estimated $8.5 million in SAVE eligible investment in fiscal 2024 and an estimated cumulative investment of $49.5 million over the proposed five-year plan period ending September 30, 2028.  The plan was approved with a revenue requirement of approximately $366,000 for fiscal 2024.

Roanoke Gas is authorized by the SCC to acquire certain natural gas distribution assets from a local housing authority at five separate apartment complexes, located in the Company’s service territory.  The housing authority renews existing natural gas distribution facilities to include mains and services then transfers ownership of these facilities to Roanoke Gas.  In turn, Roanoke Gas assumes responsibility for the operation and maintenance of these assets and recognizes a gain related to the asset acquisition equal to the cost associated with the renewal.

The assets of two complexes were transferred to Roanoke Gas in fiscal 2022.  On September 29, 2023, the housing authority transferred the assets from one additional apartment complex to Roanoke Gas and the Company recorded a pre-tax gain of approximately $311,000 during the fourth quarter of fiscal 2023.  The authority is underway with renewing the fourth complex and is awaiting future funding to complete the remaining apartment complex.  The timing of funding and the completion of the asset renewals for these complexes is uncertain at this time.

RGC RESOURCES, INC. AND SUBSIDIARIES

5.	Other Investments

Midstream owns a less than 1% equity investment in the LLC constructing the MVP.  Midstream is also a less than 1% investor, accounted for under the cost method, in Southgate.  Since inception, the MVP has encountered various legal and regulatory issues that have substantially delayed the completion of the project.  With the passage of the FRA and certain judicial rulings in mid-2023, construction work was restarted.

While under construction, AFUDC has provided the majority of the income recognized by Midstream.  The LLC temporarily suspended accruing AFUDC on the project for portions of prior periods.  AFUDC accruals resumed in June 2023 when construction activities restarted.  The amount of AFUDC recognized during the current and prior year is included in the equity in earnings of unconsolidated affiliate in the tables below.  On April 22, 2024, the LLC filed its in service request for MVP with FERC, with an expectation that gas will begin to flow during the second calendar quarter and the long-term firm contracts will become effective.  As the MVP project nears completion, AFUDC on completed segments will cease and will only be recorded on areas still under construction.

Midstream reassesses the value of its investment in the LLC on at least a quarterly basis, and no impairment indicators were identified in fiscal 2023 or during the first half of fiscal 2024.  As noted above, developments in 2023 on the legislative and legal fronts were favorable.  The MVP project is not yet completed and adverse developments, as well as potential macroeconomic factors related to interest rates, cost increases, or other unanticipated events could erode fair value leading to new indicators or impairment.

Funding for Midstream's investments has been provided through equity contributions from Resources and unsecured promissory notes as detailed in Note 7.

The Company will participate in the earnings generated from the transportation of natural gas through both pipelines proportionate to its level of investment once the pipelines are placed in service.

Investment balances of MVP and Southgate, as of March 31, 2024 and September 30, 2023, are reflected in the table below:

Balance Sheet location:	March 31, 2024	September 30, 2023
Other Assets:
MVP	$19,793,695	$17,096,476
Southgate	93,998	90,617
Investment in unconsolidated affiliates	$19,887,693	$17,187,093

	Three Months Ended March 31,		Six Months Ended March 31,
Income Statement location:	2024	2023	2024	2023
Equity in earnings of unconsolidated affiliate	$1,229,384	$2,867	$2,697,219	$4,099

	March 31, 2024	September 30, 2023
Undistributed earnings, net of income taxes, of MVP in retained earnings, excluding impairment	$11,686,753	$9,683,797

The undistributed earnings does not include the impairment of the investment in the LLC.

RGC RESOURCES, INC. AND SUBSIDIARIES

The change in the investment in unconsolidated affiliates is provided below:

	Six Months Ended March 31,
	2024	2023
Cash investment	$3,381	$1,499,337
Change in accrued capital calls	—	(179,436)
Equity in earnings of unconsolidated affiliate	2,697,219	4,099
Change in investment in unconsolidated affiliates	$2,700,600	$1,324,000

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included.

	Income Statements
	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
AFUDC	$146,538,660	$—	$305,100,801	$—
Other income, net	3,236,493	259,240	5,900,062	419,712
Net income	$149,775,153	$259,240	$311,000,863	$419,712

	Balance Sheets
	March 31, 2024	September 30, 2023
Assets:
Current assets	$228,561,994	$795,787,358
Construction work in progress	9,087,392,726	7,499,128,254
Other assets	12,421,629	11,639,586
Total assets	$9,328,376,349	$8,306,555,198

Liabilities and Equity:
Current liabilities	$238,854,774	$236,947,158
Noncurrent liabilities	34,000	—
Capital	9,089,487,575	8,069,608,040
Total liabilities and equity	$9,328,376,349	$8,306,555,198

RGC RESOURCES, INC. AND SUBSIDIARIES

6.	Short-Term Debt

On March 24, 2023, Roanoke Gas entered into an unsecured Revolving Note in the principal amount of $25 million. On March 31, 2024, the Revolving Note was amended to extend the maturity date to March 31, 2025. Other key terms and requirements of the Revolving Note were retained. The Revolving Note's variable interest rate is based upon Term SOFR plus 110 basis points and provides for multiple tier borrowing limits to accommodate seasonal borrowing demands.  The Company's total available borrowing limits during the term of the Revolving Note currently range from $15 million to $25 million.  As of March 31, 2024, the Company had an outstanding balance of $6,582,180 under the Revolving Note.

7.	Long-Term Debt

On March 6, 2024, Midstream entered into the Sixth Amendment to Credit Agreement and related Promissory Notes on the non-revolving credit facility.  The Sixth Amendment revised the interest rate from Term SOFR plus 2.00% to Term SOFR plus 2.00% subject to adjustment to Term SOFR plus 1.75% and Term SOFR plus 1.55% upon meeting certain milestones.  The Sixth Amendment also consolidated the Promissory Notes to one Promissory Note with one lender, increased the available non-revolving credit facility to $25 million, and extended the maturity date to December 31, 2025.  All other terms and requirements remain unchanged.

Subsequent to the end of the quarter, on May 2, 2024, Midstream established a new $9 million line of credit facility. The interest rate on the borrowings under the facility is SOFR plus 2.215%; the arrangement includes a 0.40% upfront fee and 0.125% unused line fee.  The facility matures on May 2, 2026.  With this agreement, Midstream has the ability and intent to refinance the $9 million note payable that will be remaining on June 1, 2024; accordingly, it has classified that amount as long-term on the condensed balance sheet as of March 31, 2024.

On June 28, 2023, Midstream amended and restated its $14 million and $8 million Term Notes initially entered into on June 12, 2019 and November 1, 2021, respectively.  The amendments revised each of the original Term Note's interest rate from LIBOR plus 115 basis points to Daily Simple SOFR plus 126.448 basis points, effective July 1, 2023.  On March 6, 2024, Midstream further amended and restated its $8 million Term Note. The amendment suspended quarterly principal payments beginning with April 1, 2024 through January 1, 2025.  Principal payments will commence again on April 1, 2025.  All other terms and requirements of the Term Notes were retained.  In conjunction with the original amendment of the Term Notes in June 2023, Midstream also amended the corresponding interest rate swaps associated with the Term Notes.  The amendments provided for the floating rates on the interest rate swaps to continue to match the rate of the associated notes as well as retain the overall fixed interest rates of 3.24% and 2.443%, respectively.  The interest rate swap related to the $8 million Term Note was not amended on March 6, 2024, but the Company did re-designate its hedge documentation to address the suspension of repayments.

On March 24, 2023, Roanoke Gas amended and restated the $10 million Term Note originally entered into on September 24, 2021.  The amendment revised the original Term Note's interest rate from LIBOR plus 100 basis points to Term SOFR plus 100 basis points.  All other terms and requirements of the original Term Note were retained.  The effective date of the Amended Term Note was  April 1, 2023.  In addition, on April 3, 2023, the interest rate swap was amended to align with the Amended Term Note and retained the fixed interest rate of 2.49%.  In connection with the Revolving Note and Amended Term Note, Roanoke Gas also amended and restated the Loan Agreement dated September 24, 2021.  The amendment provides for borrowing limits on the Revolving Note and amends certain financial conditions required of Roanoke Gas and Resources.  All other terms and requirements of the original Loan Agreement were retained.  See Note 8 for additional information regarding the interest rate swap.

RGC RESOURCES, INC. AND SUBSIDIARIES

Long-term debt consists of the following:

	March 31, 2024		September 30, 2023
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior notes payable at 4.26%, due September 18, 2034	$30,500,000	$101,368	$30,500,000	$106,195
Unsecured term notes payable at 3.58%, due October 2, 2027	8,000,000	16,856	8,000,000	19,264
Unsecured term notes payable at 4.41%, due March 28, 2031	10,000,000	21,928	10,000,000	23,495
Unsecured term notes payable at 3.60%, due December 6, 2029	10,000,000	20,256	10,000,000	22,017
Unsecured term note payable at 30-day SOFR plus 1.20%, due August 20, 2026 (swap rate at 2.00%)	15,000,000	—	15,000,000	—
Unsecured term note payable at Term SOFR plus 1.00%, due October 1, 2028 (swap rate at 2.49%)	10,000,000	30,300	10,000,000	33,666
Midstream:
Unsecured term notes payable at Term SOFR plus 2.00%, due December 31, 2025	23,275,000	45,218	23,000,000	23,386
Unsecured term note payable at Daily Simple SOFR plus 1.26448%, due June 12, 2026 (swap rate at 3.24%)	14,000,000	5,417	14,000,000	6,621
Unsecured term note payable at 30-day LIBOR plus 1.20%, due June 1, 2024 with monthly principal installments of $41,667 that began July 1, 2022 (swap rate at 3.14%)	9,125,000	—	9,375,000	1,571
Unsecured term note payable at Daily Simple SOFR plus 1.26448%, due January 1, 2028 with quarterly principal installments of $400,000 that began April 1, 2023, were suspended April 1, 2024, and will resume April 1, 2025 (swap rate at 2.443% on designated principal)	6,400,000	16,770	7,200,000	19,057
Total long-term debt	136,300,000	258,113	137,075,000	255,272
Less: current maturities of long-term debt	(125,000)	—	(10,975,000)	—
Total long-term debt, net current maturities	$136,175,000	$258,113	$126,100,000	$255,272

Debt issuance costs are amortized over the life of the related debt. As of March 31, 2024 and September 30, 2023, the Company also had an unamortized loss on the early retirement of debt of $1,198,965 and $1,256,059, respectively, which has been deferred as a regulatory asset and is being amortized over a 20-year period.

All debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization.  All of the debt agreements provide for Priority Indebtedness (defined in the debt agreements) to not exceed 15% of consolidated total assets.  The $15 million and $10 million notes, as well as the line-of-credit, have an interest coverage ratio requirement of not less than 1.5 to 1, which excludes the effect of the non-cash impairments on the LLC investments up to the total investment as of December 31, 2021, as revised by the Seventh Amendment to the Credit Agreement.  The Company was in compliance with all debt covenants as of  March 31, 2024 and September 30, 2023.

RGC RESOURCES, INC. AND SUBSIDIARIES

8.	Derivatives and Hedging

The Company’s hedging and derivative policy allows management to enter into derivatives for the purpose of managing the commodity and financial market risks of its business operations, including the price of natural gas and the cost of borrowed funds.  This policy specifically prohibits the use of derivatives for speculative purposes.

The Company has five interest rate swaps associated with certain of its variable rate debt as of March 31, 2024.  Roanoke Gas has two variable-rate term notes in the amounts of $15 million and $10 million, with corresponding swap agreements to convert the variable interest rates into fixed rates of 2.00% and 2.49%, respectively.  Midstream has three swap agreements corresponding to the variable rate term notes with original principal amounts of $14 million, $10 million, and $8 million.  The swap agreements convert two of these notes into fixed rate instruments with effective interest rates of 3.24% and 3.14%, respectively.  The swap agreement pertaining to the $8 million note remains in place and was concurrently re-designated to hedge an applicable portion of the note taking into account the temporary suspension of amortization described in Note 7, and converts that portion of the note to a fixed rate of 2.443%.  The swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income.  No portion of the swaps were deemed ineffective during the periods presented.

The fair value of the current and non-current portions of the interest rate swaps are reflected in the condensed consolidated balance sheets under the caption interest rate swaps.  The table in Note 11 reflects the effect on income and other comprehensive income of the Company's cash flow hedges.

9.	Fair Value Measurements

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy:

	Fair Value Measurements - March 31, 2024
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps	$3,504,894	$—	$3,504,894	$—
Total	$3,504,894	$—	$3,504,894	$—

Liabilities:
Natural gas purchases	$1,126,381	$—	$1,126,381	$—
Total	$1,126,381	$—	$1,126,381	$—

	Fair Value Measurements - September 30, 2023
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps	$4,617,455	$—	$4,617,455	$—
Total	$4,617,455	$—	$4,617,455	$—

Liabilities:
Natural gas purchases	$1,022,662	$—	$1,022,662	$—
Total	$1,022,662	$—	$1,022,662	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

RGC RESOURCES, INC. AND SUBSIDIARIES

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases.  Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment.  At March 31, 2024 and September 30, 2023, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements:

	Fair Value Measurements - March 31, 2024
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$125,000	$—	$—	$125,000
Notes payable	136,175,000	—	—	133,558,830
Total	$136,300,000	$—	$—	$133,683,830

	Fair Value Measurements - September 30, 2023
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$10,975,000	$—	$—	$10,975,000
Notes payable	126,100,000	—	—	120,298,658
Total	$137,075,000	$—	$—	$131,273,658

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying Treasury rate or other Treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments.  Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions.  Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries.  No individual customer amounted to more than 5% of total accounts receivable at  March 31, 2024 and  September 30, 2023.  The Company maintains certain credit standards with its customers and requires a customer deposit if warranted.

RGC RESOURCES, INC. AND SUBSIDIARIES

10.	Earnings Per Share

Basic earnings per common share for the three and six months ended March 31, 2024 and 2023 were calculated by dividing net income by the weighted average common shares outstanding during the period.  Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares.

A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net income	$6,443,390	$6,341,886	$11,463,382	$9,598,291
Weighted average common shares	10,170,595	9,911,202	10,099,533	9,870,259
Effect of dilutive securities:
Options to purchase common stock	3,411	7,506	2,751	7,242
Diluted average common shares	10,174,006	9,918,708	10,102,284	9,877,501
Earnings per share of common stock:
Basic	$0.63	$0.64	$1.14	$0.97
Diluted	$0.63	$0.64	$1.13	$0.97

11.	Other Comprehensive Income (Loss)

A summary of other comprehensive income and loss is provided below:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Three Months Ended March 31, 2024
Interest rate swaps:
Unrealized gains	$802,399	$(206,537)	$595,862
Transfer of realized gains to interest expense	(533,706)	137,376	(396,330)
Net interest rate swaps	268,693	(69,161)	199,532
Defined benefit plans:
Amortization of net actuarial losses	16,015	(4,122)	11,893
Other comprehensive income	$284,708	$(73,283)	$211,425
Three Months Ended March 31, 2023
Interest rate swaps:
Unrealized losses	$(260,544)	$67,065	$(193,479)
Transfer of realized gains to interest expense	(419,712)	108,034	(311,678)
Net interest rate swaps	(680,256)	175,099	(505,157)
Defined benefit plans:
Amortization of net actuarial losses	19,703	(5,072)	14,631
Other comprehensive loss	$(660,553)	$170,027	$(490,526)

RGC RESOURCES, INC. AND SUBSIDIARIES

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Six Months Ended March 31, 2024
Interest rate swaps:
Unrealized losses	$(33,672)	$8,668	$(25,004)
Transfer of realized gains to interest expense	(1,078,889)	277,705	(801,184)
Net interest rate swaps	(1,112,561)	286,373	(826,188)
Defined benefit plans:
Amortization of net actuarial losses	32,030	(8,244)	23,786
Other comprehensive loss	$(1,080,531)	$278,129	$(802,402)
Six Months Ended March 31, 2023
Interest rate swaps:
Unrealized losses	$(216,597)	$55,754	$(160,843)
Transfer of realized gains to interest expense	(710,491)	182,879	(527,612)
Net interest rate swaps	(927,088)	238,633	(688,455)
Defined benefit plans:
Amortization of net actuarial losses	39,406	(10,144)	29,262
Other comprehensive loss	$(887,682)	$228,489	$(659,193)

The amortization of actuarial gains and losses, reflected in the preceding table, relate to the unregulated operations of the Company.  Actuarial gains and losses attributable to the regulated operations are included as a regulatory asset.  See Note 13 for a schedule of regulatory assets.  The amortization of actual gains and losses is recognized as a component of net periodic pension and postretirement benefit costs under other income, net in the condensed consolidated statements of income.

Reconciliation of Accumulated Other Comprehensive Income (Loss)

			Accumulated
			Other
	Interest Rate	Defined Benefit	Comprehensive
	Swaps	Plans	Income (Loss)
Balance at September 30, 2023	$3,428,922	$(1,175,633)	$2,253,289
Other comprehensive income (loss)	(826,188)	23,786	(802,402)
Balance at March 31, 2024	$2,602,734	$(1,151,847)	$1,450,887

RGC RESOURCES, INC. AND SUBSIDIARIES

12.	Income Taxes

The effective tax rates for the three-month and six-month periods ended March 31, 2024 and 2023 reflected in the table below are less than the combined federal and state statutory rate of 25.74%.  The reduction in the effective tax rates for the three-month and six-month periods ended March 31, 2024 is due to additional tax deductions from the amortization of excess deferred taxes and amortization of RNG tax credits deferred as a regulatory liability.  The reduction in the effective tax rates for the three-month and six-month periods ended March 31, 2023 is due to additional tax deductions from the amortization of excess deferred taxes and amortization of R&D tax credits deferred as a regulatory liability.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Effective tax rate	23.1%	23.8%	23.5%	23.6%

The Company files a consolidated federal income tax return and state income tax returns in Virginia and West Virginia, and thus subject to examinations by federal and state tax authorities.  The IRS is currently examining the Company's 2018 and 2019 federal tax returns and the ultimate outcome of these examinations is unknown as of the date of this Form 10-Q.  The Company believes its income tax assets and liabilities are fairly stated as of March 31, 2024 and 2023; however, these assets and liabilities could be adjusted as a result of this examination.  The federal returns prior to September 30, 2017, state returns for Virginia prior to September 30, 2018 and state returns for West Virginia prior to  September 30, 2020 are no longer subject to examination.

13.	Regulatory Assets and Liabilities

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

Regulatory assets included in the Company’s accompanying balance sheets are as follows:

	March 31, 2024	September 30, 2023
Assets:
Current Assets:
Regulatory assets:
Accrued WNA revenues	$3,282,311	$414,689
Under-recovery of gas costs	—	1,383,340
Under-recovery of RNG revenues	1,589,211	797,804
Accrued pension	121,509	243,017
Other deferred expenses	12,762	15,426
Total current	5,005,793	2,854,276
Other Non-Current Assets:
Regulatory assets:
Premium on early retirement of debt	1,198,965	1,256,059
Accrued pension	3,786,265	3,786,265
Other deferred expenses	325,707	347,121
Total non-current	5,310,937	5,389,445

Total regulatory assets	$10,316,730	$8,243,721

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory liabilities included in the Company’s accompanying balance sheets are as follows:

	March 31, 2024	September 30, 2023
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Over-recovery of gas costs	$780,133	$—
Over-recovery of SAVE Plan revenues	161,219	146,861
Rate refund	—	652,018
Deferred income taxes	591,765	527,034
Supplier refunds	73,268	275,649
Other deferred liabilities	15,581	31,154
Total current	1,621,966	1,632,716
Deferred Credits and Other Non-Current Liabilities:
Asset retirement obligations	10,941,196	10,792,831
Regulatory cost of retirement obligations	13,738,423	13,029,376
Regulatory liabilities:
Deferred income taxes	15,953,893	16,249,776
Deferred postretirement medical	1,781,917	1,781,917
Total non-current	42,415,429	41,853,900

Total regulatory liabilities	$44,037,395	$43,486,616

As of March 31, 2024 and September 30, 2023, the Company had regulatory assets in the amount of $10,316,730 and $8,243,721, respectively, on which the Company did not earn a return during the recovery period.

14.	Commitments and Contingencies

Roanoke Gas currently holds the only franchises and/or CPCNs to distribute natural gas in its service area.  These franchises generally extend for multi-year periods and are renewable by the municipalities, including exclusive franchises in the cities of Roanoke and Salem and the Town of Vinton, Virginia.  All three franchises are set to expire December 31, 2035. In 2019, the SCC issued an order granting a CPCN to furnish gas to all of Franklin County.  Unlike the CPCNs for the other counties served by Roanoke Gas, the Franklin County CPCN was scheduled to terminate within five years of the date of the order if Roanoke Gas did not furnish gas service to the designated service area.  In November 2023, the SCC granted Roanoke Gas a three-year extension on the CPCN.  Roanoke Gas plans to serve the Franklin County area with natural gas delivered through the MVP, once MVP is placed into service. See Footnote 5 for further information on the MVP.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

15.	Employee Benefit Plans

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Components of net periodic pension cost:
Service cost	$81,066	$91,635	$162,132	$183,270
Interest cost	367,206	343,025	734,412	686,050
Expected return on plan assets	(294,958)	(308,149)	(589,916)	(616,298)
Recognized loss	79,132	79,181	158,264	158,362
Net periodic pension cost	$232,446	$205,692	$464,892	$411,384

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Components of postretirement benefit cost:
Service cost	$7,599	$11,475	$15,198	$22,950
Interest cost	153,369	155,156	306,738	310,312
Expected return on plan assets	(133,311)	(116,012)	(266,622)	(232,024)
Recognized gain	(10,149)	—	(20,298)	—
Net postretirement benefit cost	$17,508	$50,619	$35,016	$101,238

The components of net periodic benefit cost, excluding the service cost component, are included in other income, net in the condensed consolidated statements of income.  Service cost is included in operations and maintenance expense in the condensed consolidated statements of income.

For the three-month and six-month periods ended March 31, 2024, no funding contributions were made to the pension plan or postretirement plan.  The Company is not currently planning to make any funding contributions to either plan for the remainder of fiscal 2024.

16.	Leases

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

RGC RESOURCES, INC. AND SUBSIDIARIES

During fiscal 2023, the Company entered into a land lease in conjunction with its RNG facility that has a 20-year term with two five-year renewal options that are not considered part of the ROU asset and liability as the decision to elect said options will be made by the Company in the future.  The Company also has three other operating leases with original terms ranging from 3 to 6 years.  The operating lease ROU assets of $346,786 are reflected in other non-current assets in the condensed consolidated balance sheets.  The current operating lease liabilities of $31,010 and non-current lease liabilities of $319,936 are included in other current liabilities and deferred credits and other non-current liabilities, respectively, in the condensed consolidated balance sheets.  The expense components of the Company’s operating leases are included under operations and maintenance expense in the condensed consolidated statements of income and were less than $50,000 for each period presented.

Other information related to leases were as follows:

	Three Months Ended March 31,
	2024	2023
Supplemental Cash Flow Information:
Cash paid on operating leases	$5,500	$3,300
Right of use obtained in exchange for operating lease obligations	N/A	N/A
Weighted-average remaining term (in years)	17.4	17.5
Weighted-average discount rate	5.65%	5.65%

	Six Months Ended March 31,
	2024	2023
Supplemental Cash Flow Information:
Cash paid on operating leases	$12,266	$15,900
Right of use obtained in exchange for operating lease obligations	N/A	N/A
Weighted-average remaining term (in years)	17.4	17.5
Weighted-average discount rate	5.65%	5.65%

On March 31, 2024, the future minimum rental payments under non-cancelable operating leases by fiscal year were as follows:

2024	$36,800
2025	43,065
2026	30,038
2027	30,038
2028	26,400
Thereafter	369,600
Total minimum lease payments	535,941
Less imputed interest	(184,995)
Total	$350,946

17.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued.  There were no items not otherwise disclosed which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations.  In addition, Resources may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, operational impacts and similar matters.  These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2023 Annual Report on Form 10-K.  All of these factors are difficult to predict and many are beyond the Company’s control.  Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized.  When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” "predict", "target", “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could,” “may” or "might" are intended to identify forward-looking statements.

Forward-looking statements reflect the Company’s current expectations only as of the date they are made.  The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.

RGC RESOURCES, INC. AND SUBSIDIARIES

The three-month and six-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2024.  The total revenues and margins realized during the first six months reflect higher billings due to the weather-sensitive nature of the natural gas business.

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 63,300 residential, commercial and industrial customers in Roanoke, Virginia and surrounding localities through its Roanoke Gas subsidiary.  Midstream, a wholly owned subsidiary of Resources, is a less than 1% investor in both the MVP and Southgate.  The utility operations of Roanoke Gas are regulated by the SCC, which oversees the terms, conditions and rates charged to customers for natural gas service, safety standards, extension of service and depreciation.  The Company is also subject to regulation from the United States Department of Transportation in regard to the construction, operation, maintenance, safety and integrity of its transmission and distribution pipelines.  FERC regulates the prices for the transportation and delivery of natural gas to the Company’s distribution system and underground storage services.  In addition, the Company is subject to other regulations which are not necessarily industry specific.

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

Beginning January 1, 2023, Roanoke Gas implemented interim, non-gas base rates designed to provide $8.55 million in additional annual revenues in response to higher operating costs and to recover its investment in non-SAVE related projects since the prior non-gas base rate increase in fiscal 2019.  Revenues from the SAVE Plan and Rider were incorporated into the new non-gas base rates.  On December 19, 2023, the SCC issued a final order approving a non-gas base rate increase of $7.45 million.  The order also directed Roanoke Gas to refund the excess revenues collected during the time the interim rates were in effect with interest.  Refunds to customers, which were accrued in fiscal 2023 and reflected in regulatory liabilities, were made in February 2024.  On February 2, 2024, primarily in response to continued inflationary pressures, Roanoke Gas filed for a non-gas base rate increase of $4.33 million, which reflected an increase in the Company's authorized rate of return from 9.44% to 10.35%.  The new non-gas base rates will go into effect for customer billings on or after July 1, 2024, subject to refund.  These additional revenues are subject to refund pending audit, which is currently underway.  A hearing has been set for November 7, 2024.  See the Regulatory section for additional information.

On April 22, 2024, the LLC filed a request for FERC's approval to place MVP in service no later than May 23, 2024.  Transmission of gas is expected to begin soon after approval is received.  The LLC will submit separate filings for implementing tariff and transportation agreements.  See the Equity Investment in Mountain Valley Pipeline section for additional information on MVP.

As the Company’s business is seasonal in nature, volatility in winter weather and the commodity price of natural gas can impact the effectiveness of the Company’s rates in recovering its costs and providing a reasonable return for its shareholders.  In order to mitigate the effect of weather variations and other factors not provided for in the Company's base rates, Roanoke Gas has certain approved rate mechanisms in place that help provide stability in earnings, adjust for volatility in the price of natural gas and provide a return on qualified infrastructure investment.  These mechanisms include the SAVE Rider, WNA, ICC, RNG Rider and PGA.

The SAVE Plan and Rider provides the Company with a mechanism through which it recovers costs related to qualified SAVE infrastructure investments on a prospective basis, until a rate application is filed incorporating these investments in non-gas base rates.  SAVE Plan revenues increased by approximately $68,000 for the three-month period ended March 31, 2024 and decreased by approximately $960,000 for the six-month period ended March 31, 2024 compared to the same periods last year, reflecting the movement of the SAVE Plan revenues into the new non-gas base rates on January 1, 2023.  Roanoke Gas filed and received approval from the SCC for a new SAVE Plan and Rider with new rates placed into effect on October 1, 2023 that is expected to result in approximately $366,000 in SAVE-related revenues during fiscal 2024.  Additional information regarding the SAVE Plan and Rider is provided under the Regulatory section below.

RGC RESOURCES, INC. AND SUBSIDIARIES

The WNA mechanism reduces the volatility in earnings due to the variability in temperatures during the heating season.  The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when weather is colder than normal.  The WNA allows the Company to recover from its customers the lost margin (excluding gas costs) from warmer-than-normal weather and correspondingly requires the Company to refund the excess margin earned for colder-than-normal weather.  The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day and thereby estimates the revenue adjustment based on weather variance from normal.  Any billings or refunds related to the WNA are completed following each WNA year, which extends for the 12-month period from April to March.  For the three and six months ended March 31, 2024, the Company accrued approximately $1,694,000 and $2,868,000 in additional revenues under the WNA model for weather that was 18% and 17% warmer than normal, respectively, compared to approximately $2,800,000 and $2,612,000 in additional revenues for weather that was 28% and 15% warmer than normal for the corresponding periods last year.  The WNA balance for the 12-month period ended March 31, 2024 was approximately $3,282,000, which will be collected from customers beginning in May 2024.

The Company has an approved rate structure to mitigate the impact of the financing costs of its natural gas inventory.  Under this rate structure, Roanoke Gas recognizes revenue by applying the ICC factor, based on the Company’s weighted-average cost of capital, including interest rates on short-term and long-term debt, and the Company’s authorized return on equity, to the average cost of natural gas inventory during the period.  Total ICC revenues decreased by approximately $67,000 and $195,000 for the three-month and six-month periods ended March 31, 2024, respectively, compared to the corresponding periods last year, due to lower natural gas commodity prices during the 2023 summer storage injection season resulting in a lower average cost of natural gas in storage.  Accordingly, fiscal 2024 and 2025 ICC revenues are expected to continue to remain below last year's levels.

In March 2023, Roanoke Gas began operating the RNG facility, through a cooperative agreement with the Western Virginia Water Authority, to produce commercial quality RNG for delivery into its distribution system.  With SCC approval, Roanoke Gas is allowed to recover the costs associated with the investment in RNG facilities and the related operating costs through an RNG Rider.  Customers receive the benefit of the monetization of environmental credits generated through the production of RNG.  Roanoke Gas recognized approximately $517,000 and $818,000 in revenue for the three and six months ended March 31, 2024, respectively, compared to approximately $83,000 for both the three and six months ended March 31, 2023.

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

The Company's operating revenues are affected by the cost of natural gas, as reflected in the condensed consolidated statements of income under cost of gas - utility.  The cost of natural gas, which includes commodity price, transportation, storage, injection and withdrawal fees, with any increase or decrease offset by a correlating change in revenue through the PGA, is passed through to customers at cost.  Accordingly, management believes that gross utility margin, a non-GAAP financial measure defined as utility revenues less cost of gas, is a more useful and relevant measure to analyze financial performance.  The term gross utility margin is not intended to represent or replace operating income, the most comparable GAAP financial measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies.  The following results of operations analyses will reference gross utility margin.

RGC RESOURCES, INC. AND SUBSIDIARIES

Three Months Ended March 31, 2024:

Net income increased by $101,504 for the three months ended March 31, 2024, compared to the same period last year, primarily due to AFUDC on MVP and RNG revenues offset by increased inflationary pressures on operating expenses and higher interest rates.

The tables below reflect operating revenues, volume activity and heating degree days.

	Three Months Ended March 31,		Increase / (Decrease)
	2024	2023		Percentage
Operating Revenues
Gas utility	$32,632,331	$38,000,977	$(5,368,646)	(14)%
Non utility	27,045	28,680	(1,635)	(6)%
Total operating revenues	$32,659,376	$38,029,657	$(5,370,281)	(14)%
Delivered Volumes
Regulated natural gas (DTH)
Residential and commercial	2,863,796	2,560,500	303,296	12%
Transportation and interruptible	912,540	888,307	24,233	3%
Total delivered volumes	3,776,336	3,448,807	327,529	9%
HDD	1,680	1,487	193	13%

Total operating revenues for the three months ended March 31, 2024, compared to the same period last year, decreased by approximately 14% primarily due to significantly lower natural gas commodity prices and a decrease in WNA revenues more than offsetting the increase in delivered natural gas volumes.  Natural gas commodity prices during the quarter declined by 42% from the corresponding period last year.  Total gas costs decreased by 28% compared to the same period last year, which corresponds to a 35% decline in the gas cost component included in total customer billing rate, offset by an increase in residential and commercial volumes.  Additionally, heating degree days decreased 18% when compared to the 30-year normal, resulting in a 39% decrease in WNA revenues for the period.  While heating degree days compared to normal decreased, heating degree days compared to the same period last year increased by 13%, resulting in a 12% increase in the more weather-sensitive residential and commercial volumes.  Transportation and interruptible volumes increased by approximately 3% primarily due to a single, multi-fuel customer that increased its natural gas utilization during the quarter.

	Three Months Ended March 31,		Increase / (Decrease)
	2024	2023		Percentage
Gross Utility Margin
Gas utility revenues	$32,632,331	$38,000,977	$(5,368,646)	(14)%
Cost of gas - utility	15,299,390	21,285,057	(5,985,667)	(28)%
Gross utility margin	$17,332,941	$16,715,920	$617,021	4%

Gross utility margin increased over the same period last year primarily as a result of increased delivered volumes, SAVE and RNG revenue, offset by the reductions in WNA and ICC revenues.  The volumetric margin increased by approximately $1,274,000 due to the aforementioned 9% increase in total delivered volumes, while WNA decreased approximately $1,105,000 due to the increase in heating degree days as compared to the same period last year. When adjusted for WNA, the volumetric margin increased by approximately $170,000.  The RNG Rider and SAVE Plan contributed an additional $434,000 and $68,000, respectively, to margin, while ICC revenue declined by approximately $67,000 due to lower cost of gas in storage.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of and the change in gas utility margin are summarized below:

	Three Months Ended March 31,		Increase/
	2024	2023	(Decrease)
Customer base charge	$4,078,571	$4,060,891	$17,680
ICC	149,391	216,037	(66,646)
SAVE Plan	67,630	—	67,630
Volumetric	10,784,349	9,509,996	1,274,353
WNA	1,694,495	2,799,101	(1,104,606)
RNG	517,178	83,009	434,169
Other revenues	41,327	46,886	(5,559)
Total	$17,332,941	$16,715,920	$617,021

Operations and maintenance expenses increased by $1,231,927, or 30%, from the same period last year primarily due to increased personnel costs, costs associated to operate and maintain the RNG facility and increased professional services.  Personnel costs increased by approximately $702,000 due to increased staffing and the inflationary impact on salaries and benefits as well as amortization of restricted stock awards.  During fiscal 2023, no restricted stock awards were made and were reinstated in fiscal 2024.  Further, costs associated with the RNG facility increased approximately $228,000, as the facility began operations in March 2023, as compared to being fully operational for all three months in the current quarter.  Professional services expenses increased approximately $95,000 primarily due to increased external audit fees and recruiting costs. Lower capitalized overheads and increased corporate insurance premiums accounted for much of the remaining cost increases.

General taxes increased by $64,982, or 10%, primarily due to higher property taxes associated with growth in utility property and increases in payroll taxes related to increased staffing and compensation.

Depreciation expense increased by $278,166, or 11%, on a commensurate increase in utility property balances.

Equity in earnings of unconsolidated affiliate increased by $1,226,517 associated with the recognition of AFUDC as a result of MVP construction activities resuming.

Other income, net decreased by $32,337, or 27%, primarily due to the absence of AFUDC related to the RNG facility, which was placed in service in March 2023, and increased postretirement costs, partially offset by an increase in revenue sharing related to the asset management agreement.

Interest expense increased by $170,751, or 12%, as the weighted-average interest rate on total debt increased from 3.94% during the second quarter of fiscal 2023 to 4.31% during the second quarter of fiscal 2024 coupled with a 2% increase in the total daily average debt outstanding period-over-period.  The increase in the weighted-average interest rate was primarily associated with Roanoke Gas' variable rate line-of-credit and Midstream's credit facility.

Roanoke Gas' interest expense increased by $101,458 primarily due to a combination of higher borrowing levels and an increase in the interest rate on the variable rate line-of-credit.

Midstream's interest expense increased by $69,293 primarily due to rising interest rates on its credit facility.  Total average outstanding debt decreased by $2.2 million from the same quarter last year due to amortization payments under two of Midstream's promissory notes.

Income tax expense decreased by $39,788, or 2%.  Although income before taxes slightly increased, the reduction in income tax expense is primarily due to the recognition of tax credits associated with the RNG facility that had not been utilized in the prior year due to timing of the RNG facility becoming operational.  The effective tax rate was 23.1% and 23.8% for the three-month periods ended March 31, 2024 and 2023, respectively. The effective tax rate is below the combined statutory state and federal rate due to the amortization of excess deferred taxes and tax credits.

RGC RESOURCES, INC. AND SUBSIDIARIES

Six Months Ended March 31, 2024:

Net income increased by $1,865,091 for the six months ended March 31, 2024, compared to the same period last year, primarily due to AFUDC on MVP and the implementation of new non-gas base rates effective January 1, 2023 partially offset by increased inflationary pressures on operating expenses and higher interest rates.

The tables below reflect operating revenues, volume activity and heating degree days.

	Six Months Ended March 31,		Increase/
	2024	2023	(Decrease)	Percentage
Operating Revenues
Gas utility	$57,024,185	$71,253,744	$(14,229,559)	(20)%
Non utility	54,543	58,248	(3,705)	(6)%
Total operating revenues	$57,078,728	$71,311,992	$(14,233,264)	(20)%
Delivered Volumes
Regulated natural gas (DTH)
Residential and commercial	4,958,436	4,993,739	(35,303)	(1)%
Transportation and interruptible	1,838,535	1,763,608	74,927	4%
Total delivered volumes	6,796,971	6,757,347	39,624	1%
HDD	2,917	3,010	(93)	(3)%

Total operating revenues for the six months ended March 31, 2024, compared to the same period last year, decreased by approximately 20% primarily due to significantly lower natural gas commodity prices and lower SAVE revenues more than offsetting the implementation of a non-gas base rate increase.  Natural gas commodity prices during the period declined by 50% from the corresponding period last year.  Total gas costs decreased by 40% compared to the same period last year, which corresponds to a 39% decline in the gas cost component included in total customer billing rate.  In addition, total heating degree days decreased by 3% from the same period last year resulting in a 1% decline in the weather sensitive residential and commercial sales.  Transportation and interruptible volumes increased by approximately 4% primarily due to a single, multi-fuel customer that increased its natural gas utilization during the year.  With the reset of the SAVE Rider due to the implementation of new non-gas base rates in January 2023, as discussed above, SAVE Plan revenues declined by approximately $960,000.

	Six Months Ended March 31,		Increase/
	2024	2023	(Decrease)	Percentage
Gross Utility Margin
Gas utility revenues	$57,024,185	$71,253,744	$(14,229,559)	(20)%
Cost of gas - utility	25,396,406	42,089,210	(16,692,804)	(40)%
Gross utility margin	$31,627,779	$29,164,534	$2,463,245	8%

Gross utility margin increased over the same period last year primarily as a result of the implementation of new non-gas base rates, WNA and RNG revenue, offset by the reductions in SAVE and ICC revenues.  When adjusted for WNA, the volumetric margin increased by approximately $2,429,000 and base charge revenues increased by approximately $460,000 due to the non-gas base rate increase.  However, SAVE revenues decreased by approximately $960,000 as these revenues are reflected in the increased volumetric and base charge rates.  The RNG Rider contributed an additional $735,000 to margin, as it was operational for all six months of fiscal 2024 compared to less than a month during fiscal 2023, and ICC revenue declined by $195,000 due to lower cost of gas in storage.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of and the change in gas utility margin are summarized below:

	Six Months Ended March 31,		Increase/
	2024	2023	(Decrease)
Customer base charge	$8,111,025	$7,651,448	$459,577
ICC	392,721	587,576	(194,855)
SAVE Plan	88,817	1,049,310	(960,493)
Volumetric	19,257,716	17,083,394	2,174,322
WNA	2,867,622	2,612,454	255,168
RNG	817,543	83,009	734,534
Other revenues	92,335	97,343	(5,008)
Total	$31,627,779	$29,164,534	$2,463,245

Operations and maintenance expenses increased by $1,646,611, or 21%, from the same period last year primarily due to increased personnel costs, professional services, costs associated to operate and maintain the RNG facility and lower capitalized overheads.  Personnel costs increased by approximately $861,000 due to increased staffing and the inflationary impact on salaries and benefits as well as amortization of restricted stock awards.  During fiscal 2023, no restricted stock awards were made and were reinstated in fiscal 2024.  Professional services expenses increased approximately $170,000 primarily due to increased external audit fees and recruiting costs.  Further, costs associated with the RNG facility increased approximately $236,000, as the facility was only operational during one month of the prior period as compared to all six months in the current year.  Total capitalized construction overheads declined by approximately $302,000 compared to the same period last year primarily due to a reduction in direct construction expenditures related to the RNG project, which was completed in fiscal 2023.  Corporate insurance premiums accounted for much of the remaining cost increases.

General taxes increased by $108,177, or 9%, primarily due to higher property taxes associated with growth in utility property and increases in payroll taxes related to increased staffing and compensation.

Depreciation expense increased by $556,332, or 11%, on a commensurate increase in utility property balances.

Equity in earnings of unconsolidated affiliate increased by $2,693,120 associated with the recognition of AFUDC as a result of MVP construction activities resuming.

Other income, net increased by $13,843, or 7%, primarily due to an increase of approximately $138,000 in revenue sharing related to the asset management agreement and approximately $35,000 in additional interest income offset by the absence of AFUDC related to the RNG facility, which was placed in service in March 2023, compared to approximately $156,000 of AFUDC in the same period last year.

Interest expense increased by $437,860, or 16%, as the weighted-average interest rate on total debt increased from 3.86% during the first half of fiscal 2023 to 4.30% during the first half of fiscal 2024, while total daily average debt outstanding increased by 2%.  The increase in the weighted-average interest rate was primarily associated with Roanoke Gas' variable rate line-of-credit and Midstream's credit facility.

Roanoke Gas' interest expense increased by $247,829 primarily due to a combination of higher borrowing levels and an increase in the interest rate on the variable rate line-of-credit.

Midstream's interest expense increased by $190,031 primarily due to rising interest rates on its credit facility.  Total average outstanding debt decreased by $1.8 million from the same period last year due to amortization payments under two of Midstream's promissory notes.

Income tax expense increased by $549,851, or 18%, due to a corresponding increase in pre-tax income.  The effective tax rate was 23.5% and 23.6% for the six-month periods ended March 31, 2024 and 2023, respectively.  The effective tax rate is below the combined statutory state and federal rate due to the amortization of excess deferred taxes and tax credits.

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

Asset Management

Roanoke Gas uses a third-party asset manager to oversee its pipeline transportation, storage rights and gas supply inventories and deliveries.  In return for utilizing the excess capacities of the transportation and storage rights, the asset manager pays Roanoke Gas a monthly utilization fee.  In accordance with an SCC order issued in 2018, a portion of the utilization fee is retained by the Company with the balance passed through to customers through reduced gas costs.  The current asset management agreement ends March 31, 2025.  Upon MVP being placed in service, the Company expects to sign an asset management agreement for the utilization of its MVP capacity.

Equity Investment in Mountain Valley Pipeline

The Company has a less than 1% interest in the MVP, which is accounted for as an equity investment, and a less than 1% interest in Southgate, which is contemplated to interconnect with the MVP.  As discussed more fully in Note 5, since inception, the MVP has encountered various legal and regulatory issues that have substantially delayed the completion of the project.  With the passage of the FRA and certain judicial rulings in mid-2023, construction work was restarted, and the Company believes the MVP will be completed during the second calendar quarter of 2024.

Since its inception, earnings from MVP have been primarily attributable to AFUDC income.  The Company recorded $2,697,219 and $4,099 in the first half of fiscal 2024 and 2023, respectively, as its share of Midstream’s earnings, primarily associated with AFUDC.  On April 22, 2024, the LLC filed its in service request for MVP with FERC, with an expectation that during the second calendar quarter gas will begin to flow and the long-term firm contracts will become effective.  Once the pipeline is commercially operational, AFUDC will cease and the Company will begin to receive its share of LLC earnings from long-term contracts to provide gas.  Resources expects cash distributions from the LLC to begin three to six months after commercial operations begin.

The Company refinanced two promissory notes related to Midstream in the last 60 days.  Additionally, Midstream is considering its long-term capital structure as the MVP evolves from a project phase to an operating phase.  See Note 7 for a full discussion of all borrowings related to Midstream.

Regulatory

In response to continued inflationary pressures, Roanoke Gas filed a general rate application on February 2, 2024 with the SCC seeking to increase its non-gas base rates by $4.33 million and sought to increase its permitted rate of return from 9.44% to 10.35% reflecting its higher cost of capital, including continued increases in interest rates.  The new rates will go into effect for customer billings on or after July 1, 2024, subject to refund.  The SCC’s review of Roanoke Gas’ filing is underway and a hearing has been set for November 7, 2024.

On December 2, 2022, Roanoke Gas filed an expedited rate application with the SCC seeking an $8.55 million annual increase in its non-gas base rates, of which $4.05 million was being recovered through the SAVE Rider.  The proposed rates went into effect January 1, 2023, subject to refund.  In the fourth quarter of fiscal 2023, the Company reached a settlement with the SCC staff on all outstanding issues in the case.  Under the terms of the settlement, the Company agreed to an incremental revenue requirement of $7.45 million. The Company agreed to begin billing the new rates effective October 1, 2023. The Commission issued its Final Order in the matter on December 19, 2023 in which it approved the settlement agreement in its entirety.  Refunds, which had previously been accrued, were made to customers in February 2024.

RGC RESOURCES, INC. AND SUBSIDIARIES

On August 31, 2023, the SCC approved the new SAVE Plan and Rider with rates effective October 1, 2023.  Under this plan, Roanoke Gas can recover costs associated with an estimated $8.5 million in SAVE eligible investment in fiscal 2024 and an estimated cumulative investment of $49.5 million over the proposed five-year plan period ending September 30, 2028. The plan was approved with a revenue requirement of approximately $366,000 for fiscal 2024.

Roanoke Gas is authorized by the SCC to acquire certain natural gas distribution assets from a local housing authority at five separate apartment complexes, located in the Company’s service territory.  The housing authority renews existing natural gas distribution facilities to include mains and services then transfers ownership of these facilities to Roanoke Gas. In turn, Roanoke Gas assumes responsibility for the operation and maintenance of these assets and recognizes a gain related to the asset acquisition equal to the cost associated with the renewal.

The assets of two complexes were transferred to Roanoke Gas in fiscal 2022.  On September 29, 2023, the housing authority transferred the assets from one additional apartment complex to Roanoke Gas and the Company recorded a pre-tax gain of approximately $311,000 during the fourth quarter of fiscal 2023.  The authority is underway with renewing the fourth complex and is awaiting future funding to complete the remaining apartment complex.  The timing of funding and the completion of the asset renewals for these complexes is uncertain at this time.

Capital Resources and Liquidity

Due to the capital-intensive nature of the utility business, as well as the impact of weather variability, the Company’s primary capital needs are the funding of its capital projects, the seasonal funding of its natural gas inventories and accounts receivables, debt service and payments of dividends to shareholders.  The Company anticipates funding these items through its operating cash flows, credit availability under short-term and long-term debt agreements and proceeds from the sale of its common stock.

Cash and cash equivalents increased by $506,752 for the six-month period ended March 31, 2024 compared to an increase of $1,727,059 for the six-month period ended March 31, 2023. The following table summarizes the sources and uses of cash:

	Six Months Ended March 31,
Cash Flow Summary	2024	2023
Net cash provided by operating activities	$11,202,002	$16,965,342
Net cash used in investing activities	(11,280,748)	(14,350,139)
Net cash provided by (used in) financing activities	585,498	(888,144)
Increase in cash and cash equivalents	$506,752	$1,727,059

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash flows from operating activities for the six months ended March 31, 2024 decreased by $5,763,340 compared to the same period last year. The table below summarizes the significant components of operating cash flows:

	Six Months Ended March 31,		Increase/
Cash Flow From Operating Activities:	2024	2023	(Decrease)
Net income	$11,463,382	$9,598,291	$1,865,091
Non-cash adjustments:
Depreciation and amortization	5,523,841	4,954,167	569,674
Equity in earnings	(2,697,219)	(4,099)	(2,693,120)
AFUDC	—	(198,308)	198,308
Changes in working capital and regulatory assets and liabilities:
Accounts receivable	(5,584,720)	(5,155,446)	(429,274)
Gas in storage	6,087,562	12,037,790	(5,950,228)
Accounts payable	(133,623)	(1,696,080)	1,562,457
WNA	(2,867,622)	(2,612,454)	(255,168)
RNG	(791,407)	(95,290)	(696,117)
Rate refund	(652,018)	763,283	(1,415,301)
Income tax	1,568,699	(15,952)	1,584,651
Other	(714,873)	(610,560)	(104,313)
Net cash provided by operating activities	$11,202,002	$16,965,342	$(5,763,340)

The decline in operating cash flows is primarily due to the reduction in the value of gas withdrawn from storage.  The average price of gas in storage during the first six months of fiscal 2023 was more than $7.00 per DTH compared to approximately $4.50 per DTH during the current fiscal year.  The decrease in the unit cost of gas in storage was attributable to much lower commodity prices during last year's summer storage injections.  Accordingly, as lower-priced gas was withdrawn from storage during the first half of fiscal 2024, cash flow levels were reduced when compared to the same period in fiscal 2023.  Additionally, though the SCC issued its final order in December 2023, Roanoke Gas implemented interim billing rates in January 2023; therefore, the Company began accruing an estimated rate refund representing the amount due customers for the difference between total customer billings at interim rates versus total customer billings at final rates.  Upon SCC approval of final rates, Roanoke Gas issued refunds in February 2024 to all customers that were billed at interim rates since January 2023.  When compared to the six-month period ending March 31, 2023, the distribution of the rate refund to customers reduced cash available for operations by $1.4 million.  The timing of income tax estimated payments during the first six months of fiscal 2023 and the receipt of a tax refund during the first six months of fiscal 2024, net of estimated payments, resulted in a $1.6 million increase in operating cash between periods.  The increase in non-cash equity in earnings from the Company's investment in the LLC of $2.7 million offset most of the net income cash flow.

Cash Flows Used in Investing Activities:

Investing activities primarily consist of expenditures related to Roanoke Gas' utility property, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and gas distribution system facilities and expansion of its natural gas system to meet the demands of customer growth.  With the recent approval of its new SAVE Plan and Rider, the Company is continuing its focus on SAVE infrastructure replacement projects, including the replacement of pre-1973 first generation plastic pipe.  New customer demand for natural gas continues to be strong and therefore extending the natural gas distribution system within its service territory is also a priority.  Roanoke Gas' total capital expenditures for the six-month period ended March 31, 2024 were approximately $11.3 million compared to $12.9 million during the same period last year.  The $1.6 million decrease in expenditures is primarily due to higher investment a year ago related to the completion of the RNG project, which was placed in service in March 2023.  Total fiscal 2024 capital expenditures are expected to be approximately $21 million.  Midstream's investment in the LLC was approximately $1.5 million in the first half of fiscal 2023.  However, Midstream ceased future participation in capital calls following its May 2023 funding payment based on an agreement with the LLC's managing partner.  Midstream continues to be invested in the LLC; however, its participation percentage is declining with no additional investment.  Once MVP is placed into service, which is expected in the second calendar quarter of 2024, Midstream may incur periodic future capital investment related to ongoing operations requirements and system improvements.  Midstream has and will continue to make capital investments in Southgate.  The targeted timing for completion of the Southgate project is 2028.

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash Flows Provided by Financing Activities:

Financing activities generally consist of borrowings and repayments under credit agreements, issuance of common stock and the payment of dividends.  Net cash flows provided by financing activities were approximately $600,000 for the six months ended March 31, 2024, compared to $900,000 in net cash flows used in financing activities for the same period last year.  The $1.5 million increase in financing cash flows is primarily attributable to net borrowings of $2.2 million under Roanoke Gas' line-of-credit during the first six months of fiscal 2024 compared to no net borrowings in the same period last year.  Roanoke Gas' increased borrowings were slightly offset by a decrease of approximately $800,000 in borrowings under Midstream's credit facility during the first half of fiscal 2024 combined with an additional $800,000 in debt retirements on amortizing notes during the current year.  In addition, Resources issued a total of 164,225 shares of common stock resulting in net proceeds of $3.2 million, including 85,501 shares through the ATM program in which Resources received $1.7 million, net of fees.  During the same period last year, Resources issued 102,812 shares for $2.1 million, including 74,566 shares through the ATM program for $1.6 million, net of fees.

Notes 6 and 7 provide details on the Company's line-of-credit and borrowing activity.

The current interest rate environment is expected to continue to result in higher year-over-year interest expense associated with the Company's variable-rate debt or on the issuance of any new debt.

Management regularly evaluates the Company’s liquidity through a review of its available financing resources and its cash flows.  Resources maintains the ability to raise equity capital through its ATM program, private placement or other public offerings.  Management believes Roanoke Gas has access to sufficient financing resources to meet its cash requirements for the next year, including the line of credit and the two private shelf facilities.  Roanoke Gas may also adjust capital spending, as necessary, if such a need would arise.

Based on the agreement with the LLC's managing partner to assume future capital contributions related to the MVP, Midstream's future cash requirements are reduced to regular monthly operating expenses, debt service and capital contributions to Southgate.  On March 6, 2024, Midstream consolidated the Promissory Notes to one Promissory Note with one lender, increased the capacity of its $23 million credit facility to $25 million and extended the maturity date to December 31, 2025.  Subsequent to the end of the quarter, on May 2, 2024, Midstream established a new $9 million line of credit facility that matures on May 2, 2026.  With this agreement, Midstream has the ability and intent to refinance the $9 million balance on its note payable scheduled to mature on June 1, 2024, and accordingly, it has classified that amount as long-term on the condensed consolidated balance sheet as of March 31, 2024.  After considering the extension of its original credit facility and the establishment of the new credit facility, Midstream's total debt service over the succeeding 12 months includes $125,000 to retire maturing debt.  Management believes that it will be able to meet Midstream's cash requirements over the ensuing 12-month period.

As of March 31, 2024, Resources' long-term capitalization ratio was 45% equity and 55% debt.

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

Through March 31, 2024, the Company has evaluated, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls. There were no control changes during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On May 2, 2024, Midstream entered into a Credit Agreement with Bank of America, N.A.  Under the provisions of the Credit Agreement, Midstream can borrow an aggregate amount of up to $9,000,000.  The Credit Agreement has an interest rate of Daily SOFR plus 2.215%, with interest paid monthly, and includes a 0.40% upfront fee and 0.125% unused line fee.  The Credit Agreement matures on May 2, 2026.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 6 – EXHIBITS

Number	Description
10.1	Change in Control Agreement between RGC Resources, Inc. and Mr. Timothy J. Mulvaney effective February 1, 2024 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed February 2, 2024).
10.2	Sixth Amendment to Credit Agreement between RGC Midstream, LLC and Atlantic Union Bank, dated March 6, 2024 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 7, 2024).
10.3	Note Modification Agreement between RGC Midstream, LLC and Atlantic Union Bank, dated March 6, 2024 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 7, 2024).
10.4	Amendment to Promissory Note and Loan Agreement by Roanoke Gas Company with Pinnacle Bank, dated March 31, 2024 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 3, 2024).
10.5	Credit Agreement between RGC Midstream, LLC and Bank of America, dated May 2, 2024.
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RGC Resources, Inc.

Date: May 3, 2024	By:	/s/ Timothy J. Mulvaney
Timothy J. Mulvaney
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)