Form 10-Q
period 2024-06-30
RGC RESOURCES INC
filed 2024-08-06
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2024
Common Stock, $5 Par Value	10,218,894

INDEX

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

ARP

Alternative Revenue Program, regulatory or rate recovery mechanisms approved by the SCC that allow for the adjustment of revenues for certain broad, external factors, or for additional billings if the entity achieves certain performance targets

ASC	Accounting Standards Codification

ASU	Accounting Standards Update as issued by the FASB

ATM	At-the-market program whereby a Company can incrementally offer common stock through a broker at prevailing market prices and on an as-needed basis

Company	RGC Resources, Inc. or Roanoke Gas Company

COVID-19 or Coronavirus	A pandemic disease that causes respiratory illness similar to the flu with symptoms such as coughing, fever, and in more severe cases, difficulty in breathing

CPCN	Certificate of Public Convenience and Necessity

Diversified Energy	Diversified Energy Company, a wholly-owned subsidiary of Resources

DRIP	Dividend Reinvestment and Stock Purchase Plan of RGC Resources, Inc.

DTH	Decatherm (a measure of energy used primarily to measure natural gas)

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act of 1974

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FERC	Federal Energy Regulatory Commission

FRA	Fiscal Responsibility Act of 2023, bi-partisan legislation containing certain provisions specific to the MVP

GAAP	Generally Accepted Accounting Principles in the United States

HDD	Heating degree day, a measurement designed to quantify the demand for energy. It is the number of degrees that a day’s average temperature falls below 65 degrees Fahrenheit

ICC	Inventory carrying cost revenue, an SCC approved rate structure that mitigates the impact of financing costs on natural gas inventory

IRS	Internal Revenue Service

KEYSOP	RGC Resources, Inc. Key Employee Stock Option Plan

LDI	Liability Driven Investment approach, a strategy which reduces the volatility in the pension plan's funded status and expense by matching the duration of the fixed income investments with the duration of the corresponding pension liabilities

LIBOR	London Inter-Bank Offered Rate

LLC	Mountain Valley Pipeline, L.L.C., a joint venture established to design, construct and operate the MVP and Southgate

LNG	Liquefied natural gas, the cryogenic liquid form of natural gas. Roanoke Gas operates and maintains a plant capable of producing and storing up to 200,000 DTH of liquefied natural gas

MGP	Manufactured gas plant

Midstream	RGC Midstream, L.L.C., a wholly-owned subsidiary of Resources created to invest in pipeline projects including the MVP and Southgate

MVP

Mountain Valley Pipeline, a FERC-regulated natural gas pipeline project that connects the EQT Corporation's gathering and transmission system in northern West Virginia to the Transco interstate pipeline in south central Virginia with a planned interconnect to Roanoke Gas’ natural gas distribution system

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

Some of the terms above may not be included in this filing

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,541,093	$1,512,431
Accounts receivable (less allowance for credit losses of $444,369, and $155,164, respectively)	5,229,249	4,194,934
Materials and supplies	1,666,342	1,674,462
Gas in storage	7,231,617	11,185,601
Prepaid income taxes	2,326,667	3,227,544
Regulatory assets	3,523,818	2,854,276
Interest rate swaps	1,239,879	1,533,057
Other	1,649,366	612,957
Total current assets	25,408,031	26,795,262
UTILITY PROPERTY:
In service	335,181,418	318,369,891
Accumulated depreciation and amortization	(91,218,942)	(85,752,798)
In service, net	243,962,476	232,617,093
Construction work in progress	13,974,279	14,966,458
Utility property, net	257,936,755	247,583,551
OTHER NON-CURRENT ASSETS:
Regulatory assets	5,271,682	5,389,445
Investment in unconsolidated affiliates	20,175,659	17,187,093
Benefit plan assets	1,687,894	1,901,902
Deferred income taxes	1,004,415	1,163,594
Interest rate swaps	1,996,748	3,084,398
Other	672,976	624,095
Total other non-current assets	30,809,374	29,350,527
TOTAL ASSETS	$314,154,160	$303,729,340

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2024	2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$400,000	$10,975,000
Line-of-credit	7,615,825	4,353,572
Dividends payable	2,038,956	1,978,400
Accounts payable	6,791,934	5,838,643
Customer credit balances	1,075,453	1,972,132
Customer deposits	1,586,618	1,476,321
Accrued expenses	3,524,073	4,661,722
Regulatory liabilities	718,331	1,632,716
Other	31,366	30,281
Total current liabilities	23,782,556	32,918,787
LONG-TERM DEBT:
Notes payable	136,615,000	126,100,000
Unamortized debt issuance costs	(303,652)	(255,272)
Long-term debt, net	136,311,348	125,844,728
DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
Asset retirement obligations	11,027,988	10,792,831
Regulatory cost of retirement obligations	14,036,454	13,029,376
Benefit plan liabilities	328,902	47,674
Deferred income taxes	1,914,471	2,008,458
Regulatory liabilities	17,587,869	18,031,693
Other	396,780	323,168
Total deferred credits and other non-current liabilities	45,292,464	44,233,200
STOCKHOLDERS’ EQUITY:
Common stock, $5 par; authorized 20,000,000 shares; issued and outstanding 10,193,160 and 10,015,254 shares, respectively	50,965,800	50,076,270
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	47,053,931	44,430,786
Retained earnings	9,484,498	3,972,280
Accumulated other comprehensive income	1,263,563	2,253,289
Total stockholders’ equity	108,767,792	100,732,625
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$314,154,160	$303,729,340

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
OPERATING REVENUES:
Gas utility	$14,431,379	$13,631,856	$71,455,564	$84,885,600
Non utility	26,823	28,389	81,366	86,637
Total operating revenues	14,458,202	13,660,245	71,536,930	84,972,237
OPERATING EXPENSES:
Cost of gas - utility	5,344,684	5,003,371	30,741,090	47,092,581
Cost of sales - non utility	4,567	4,724	16,421	13,997
Operations and maintenance	4,221,661	3,845,377	13,879,513	11,856,618
General taxes	631,990	588,767	1,967,446	1,816,046
Depreciation and amortization	2,697,707	2,419,541	8,093,121	7,258,623
Total operating expenses	12,900,609	11,861,780	54,697,591	68,037,865
OPERATING INCOME	1,557,593	1,798,465	16,839,339	16,934,372
Equity in earnings of unconsolidated affiliate	282,604	519,482	2,979,823	523,581
Other income (expense), net	(69,349)	6,725	140,924	203,155
Interest expense	1,567,093	1,423,566	4,769,979	4,188,592
INCOME BEFORE INCOME TAXES	203,755	901,106	15,190,107	13,472,516
INCOME TAX EXPENSE	47,063	214,290	3,570,033	3,187,409
NET INCOME	$156,692	$686,816	$11,620,074	$10,285,107
BASIC EARNINGS PER COMMON SHARE	$0.02	$0.07	$1.15	$1.04
DILUTED EARNINGS PER COMMON SHARE	$0.02	$0.07	$1.15	$1.04

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
NET INCOME	$156,692	$686,816	$11,620,074	$10,285,107
Other comprehensive income (loss), net of tax:
Interest rate swaps	(199,217)	461,130	(1,025,405)	(227,325)
Defined benefit plans	11,893	14,631	35,679	43,893
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(187,324)	475,761	(989,726)	(183,432)
COMPREHENSIVE INCOME (LOSS)	$(30,632)	$1,162,577	$10,630,348	$10,101,675

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Nine Months Ended June 30, 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2023	$50,076,270	$44,430,786	$3,972,280	$2,253,289	$100,732,625
Net income	—	—	5,019,992	—	5,019,992
Other comprehensive loss	—	—	—	(1,013,827)	(1,013,827)
Cash dividends declared ($0.20 per share)	—	—	(2,032,679)	—	(2,032,679)
Net issuance of common stock (44,367 shares)	221,835	616,657	—	—	838,492
Balance - December 31, 2023	$50,298,105	$45,047,443	$6,959,593	$1,239,462	$103,544,603
Net income	—	—	6,443,390	—	6,443,390
Other comprehensive income	—	—	—	211,425	211,425
Cash dividends declared ($0.20 per share)	—	—	(2,036,221)	—	(2,036,221)
Issuance of common stock (119,858 shares)	599,290	1,781,375	—	—	2,380,665
Balance - March 31, 2024	$50,897,395	$46,828,818	$11,366,762	$1,450,887	$110,543,862
Net income	—	—	156,692	—	156,692
Other comprehensive loss	—	—	—	(187,324)	(187,324)
Cash dividends declared ($0.20 per share)	—	—	(2,038,956)	—	(2,038,956)
Issuance of common stock (13,681 shares)	68,405	225,113	—	—	293,518
Balance - June 30, 2024	$50,965,800	$47,053,931	$9,484,498	$1,263,563	$108,767,792

	Nine Months Ended June 30, 2023
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2022	$49,102,675	$41,479,459	$544,158	$1,964,364	$93,090,656
Net income	—	—	3,256,405	—	3,256,405
Other comprehensive loss	—	—	—	(168,667)	(168,667)
Cash dividends declared ($0.1975 per share)	—	—	(1,957,369)	—	(1,957,369)
Net issuance of common stock (31,245 shares)	156,225	512,757	—	—	668,982
Balance - December 31, 2022	$49,258,900	$41,992,216	$1,843,194	$1,795,697	$94,890,007
Net income	—	—	6,341,886	—	6,341,886
Other comprehensive loss	—	—	—	(490,526)	(490,526)
Cash dividends declared ($0.1975 per share)	—	—	(1,960,156)	—	(1,960,156)
Issuance of common stock (71,567 shares)	357,835	1,139,362	—	—	1,497,197
Balance - March 31, 2023	$49,616,735	$43,131,578	$6,224,924	$1,305,171	$100,278,408
Net income	—	—	686,816	—	686,816
Other comprehensive income	—	—	—	475,761	475,761
Cash dividends declared ($0.1975 per share)	—	—	(1,975,236)	—	(1,975,236)
Issuance of common stock (75,088 shares)	375,440	1,106,624	—	—	1,482,064
Balance - June 30, 2023	$49,992,175	$44,238,202	$4,936,504	$1,780,932	$100,947,813

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,620,074	$10,285,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,285,761	7,431,251
Cost of retirement of utility property	(485,165)	(627,225)
Amortization of stock option grants	51,500	21,560
Equity in earnings of unconsolidated affiliate	(2,979,823)	(523,581)
Allowance for funds used during construction	—	(184,619)
Changes in assets and liabilities which provided cash, exclusive of changes and noncash transactions shown separately	563,839	7,231,786
Net cash provided by operating activities	17,056,186	23,634,279
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for utility property	(16,568,542)	(19,368,974)
Investment in unconsolidated affiliates	(8,743)	(2,132,679)
Proceeds from disposal of utility property	33,023	37,674
Net cash used in investing activities	(16,544,262)	(21,463,979)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	10,115,000	1,103,800
Repayments of notes payable	(10,175,000)	(775,000)
Borrowings under line-of-credit	34,622,405	26,946,775
Repayments under line-of-credit	(31,360,152)	(26,946,775)
Debt issuance expenses	(99,390)	(10,749)
Proceeds from issuance of stock	3,461,175	3,626,683
Cash dividends paid	(6,047,300)	(5,832,842)
Net cash provided by (used in) financing activities	516,738	(1,888,108)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,028,662	282,192
BEGINNING CASH AND CASH EQUIVALENTS	1,512,431	4,898,914
ENDING CASH AND CASH EQUIVALENTS	$2,541,093	$5,181,106
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,604,431	$4,333,580
Income taxes	2,640,000	1,623,145

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

Resources is an energy services company primarily engaged in the sale and distribution of natural gas. The condensed consolidated financial statements include the accounts of Resources and its wholly owned subsidiaries: Roanoke Gas, Diversified Energy and Midstream.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present Resources' financial position as of June 30, 2024, cash flows for the nine months ended June 30, 2024 and 2023, and the results of its operations, comprehensive income, and changes in stockholders' equity for the three and nine months ended June 30, 2024 and 2023. The results of operations for the three and nine months ended June 30, 2024 are not indicative of the results to be expected for the fiscal year ending September 30, 2024 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

The unaudited condensed consolidated financial statements and related notes are presented under the rules and regulations of the SEC. Pursuant to those rules, certain information and note disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted.  Although the Company believes that the disclosures are adequate, the unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K for the year ended September 30, 2023. The September 30, 2023 consolidated balance sheet was included in the Company’s audited financial statements included in Form 10-K.

Roanoke Gas' line of credit is renewed annually in March, and there was $7.6 million outstanding under the line of credit at June 30, 2024.  In March and May 2024, Midstream refinanced nearly $32 million of long-term debt that was scheduled to mature in fiscal 2024 and fiscal 2025.  See Notes 6 and 7 for a discussion of these transactions.  In the future, there may be circumstances where such refinancing is not entirely within the Company's control and disclosure under ASU 2014-15 is warranted.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Recently Issued or Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In combination with ASU 2021-01 and ASU 2022-06, the ASU provides temporary optional guidance to ease the potential burden in accounting for and recognizing the effects of reference rate change on financial reporting. The new guidance applies specifically to contracts and hedging relationships that reference LIBOR, or any other referenced rate that is expected to be discontinued due to reference rate reform. The new guidance is effective for the Company through December 31, 2024. The Intercontinental Exchange Benchmark Administration, the administrator for LIBOR and other inter-bank offered rates, announced that the LIBOR rates for one-day, one-month, six-month and one-year would cease publication in June 2023 and that no new financial contracts may use LIBOR after December 31, 2021. Subsequent to June 30, 2023, the one-day, one-month, six-month, and one-year LIBOR settings will continue to be published under an unrepresentative synthetic methodology until the end of September 2024 in order to bridge the transition to other reference rates. The Company has transitioned all LIBOR-based variable rate notes to a new reference rate as of June 30, 2024.  Each of the revised notes has a corresponding swap that was also transitioned to align with the related notes. See Note 7 and Note 9 for more information.

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

In March 2024, the SEC issued its final rule that requires registrants to provide climate disclosures in their annual reports and registration statements.  The new guidance requires that registrants provide information about specified financial statement effects of severe weather events and other natural conditions, certain carbon offsets and renewable energy certificates, and material impacts on financial estimates and assumptions in the footnotes to financial statements.  The rule also requires additional disclosures outside of the financial statements including governance and oversight of material climate-related risks, the material impact of climate risks on the company's strategy, business model and outlook, risk management processes for material climate-related risks and material climate targets and goals.  The Company is currently evaluating the new rule and determining the impact of the additional disclosure requirements, as well as the data needed and the source of that data to comply with required disclosures.  The new rule is currently effective for fiscal years beginning in 2027 for smaller reporting companies.  The final rule was scheduled to become effective May 28, 2024; however, the SEC has voluntarily stayed the rule's effective date pending judicial review.  Depending on when the legal challenges are resolved, the mandatory compliance date may be retained or delayed.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following tables summarize revenue by customer, product and income statement classification:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$7,333,332	$—	$7,333,332	$7,405,959	$—	$7,405,959
Commercial	4,706,086	—	4,706,086	4,459,667	—	4,459,667
Transportation and interruptible	1,317,890	—	1,317,890	1,354,678	—	1,354,678
Other	168,514	26,823	195,337	170,160	28,389	198,549
Total contracts with customers	13,525,822	26,823	13,552,645	13,390,464	28,389	13,418,853
Alternative revenue programs	905,557	—	905,557	241,392	—	241,392
Total operating revenues	$14,431,379	$26,823	$14,458,202	$13,631,856	$28,389	$13,660,245

	Nine Months Ended June 30, 2024			Nine Months Ended June 30, 2023
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$40,001,039	$—	$40,001,039	$48,148,235	$—	$48,148,235
Commercial	22,946,163	—	22,946,163	28,502,754	—	28,502,754
Transportation and interruptible	4,047,151	—	4,047,151	4,508,997	—	4,508,997
Other	653,571	81,366	734,937	855,079	86,637	941,716
Total contracts with customers	67,647,924	81,366	67,729,290	82,015,065	86,637	82,101,702
Alternative revenue programs	3,807,640	—	3,807,640	2,870,535	—	2,870,535
Total operating revenues	$71,455,564	$81,366	$71,536,930	$84,885,600	$86,637	$84,972,237

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Unbilled revenue is included in residential and commercial revenues in the preceding table. Natural gas consumption is estimated for the period subsequent to the last billed date and up through the last day of the month. Estimated volumes and approved tariff rates are utilized to calculate unbilled revenue. The following month, the unbilled estimate is reversed, the actual usage is billed and a new unbilled estimate is calculated. The Company obtains metered usage for transportation and interruptible customers at the end of each month, thereby eliminating any unbilled consideration for these rate classes.

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

Customer accounts receivable and liabilities

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable(1)	Unbilled revenue(1)	Customer credit balances	Customer deposits
Balance at September 30, 2023	$2,782,025	$1,240,097	$1,972,132	$1,476,321
Balance at June 30, 2024	3,783,662	1,423,346	1,075,453	1,586,618
Increase (decrease)	$1,001,637	$183,249	$(896,679)	$110,297

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

Parent and Other - Parent and other include the unregulated activities of the Company as well as certain corporate reporting adjustments.

Information related to the Company's segments are provided below:

	Three Months Ended June 30, 2024
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$14,431,379	$—	$26,823	$14,458,202
Depreciation	2,697,707	—	—	2,697,707
Operating income (loss)	1,574,375	(37,692)	20,910	1,557,593
Equity in earnings	—	282,604	—	282,604
Interest expense	868,000	699,093	—	1,567,093
Income (loss) before income taxes	637,332	(454,462)	20,885	203,755

	Three Months Ended June 30, 2023
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$13,631,856	$—	$28,389	$13,660,245
Depreciation	2,419,541	—	—	2,419,541
Operating income (loss)	1,839,910	(63,766)	22,321	1,798,465
Equity in earnings	—	519,482	—	519,482
Interest expense	808,384	615,182	—	1,423,566
Income (loss) before income taxes	1,039,212	(160,402)	22,296	901,106

	Nine Months Ended June 30, 2024
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$71,455,564	$—	$81,366	$71,536,930
Depreciation	8,093,121	—	—	8,093,121
Operating income (loss)	16,884,683	(106,380)	61,036	16,839,339
Equity in earnings	—	2,979,823	—	2,979,823
Interest expense	2,748,741	2,021,238	—	4,769,979
Income before income taxes	14,277,365	851,777	60,965	15,190,107

	Nine Months Ended June 30, 2023
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Operating revenues	$84,885,600	$—	$86,637	$84,972,237
Depreciation	7,258,623	—	—	7,258,623
Operating income (loss)	17,034,575	(169,217)	69,014	16,934,372
Equity in earnings	—	523,581	—	523,581
Interest expense	2,441,296	1,747,296	—	4,188,592
Income (loss) before income taxes	14,798,527	(1,394,950)	68,939	13,472,516

	June 30, 2024
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$274,432,384	$20,418,572	$19,303,204	$314,154,160

	September 30, 2023
	Gas Utility	Investment in Affiliates	Parent and Other	Consolidated Total
Total assets	$268,664,460	$17,882,108	$17,182,772	$303,729,340

RGC RESOURCES, INC. AND SUBSIDIARIES

4.	Rates and Regulatory Matters

The SCC exercises regulatory authority over the natural gas operations of Roanoke Gas. Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service, safety standards, service extension and depreciation.

In response to continued inflationary pressures, Roanoke Gas filed a general rate application on February 2, 2024 with the SCC seeking to increase its non-gas base rates by $4.33 million and its permitted return on equity from 9.44% to 10.35% reflecting its higher cost of capital, including higher interest expense.  The SCC permitted the Company to implement its new rates on an interim basis for customer billings on or after July 1, 2024, subject to refund.  The SCC’s review of Roanoke Gas’ filing is underway and a hearing has been set for November 7, 2024.

The SCC requires regulated utilities within the state to perform a depreciation study every five years and to submit the study for SCC approval. The Company's current depreciation rates are based on the last depreciation study approved by the SCC in 2019.  As part of the general rate application filed in February 2024, the Company submitted its requisite depreciation study and proposed new depreciation rates.  In July 2024, the Company received administrative approval from the SCC staff that authorized the new depreciation rates.  The new depreciation rates will result in a small decrease in depreciation expense for fiscal 2024, as the new depreciation rates are effective retroactive to October 1, 2023.  This adjustment to depreciation expense will be reflected in the fourth quarter of fiscal 2024.

On December 2, 2022, Roanoke Gas filed an expedited rate application with the SCC seeking an $8.55 million annual increase in its non-gas base rates, of which $4.05 million was being recovered through the SAVE Rider.  The proposed interim rates went into effect January 1, 2023, subject to refund.  In the fourth quarter of fiscal 2023, the Company reached a settlement with the SCC staff on all outstanding issues in the case.  Under the terms of the settlement, the Company agreed to an annual incremental revenue requirement of $7.45 million. The Company began billing the approved rates effective October 1, 2023. The SCC issued its Final Order in the matter on December 19, 2023 in which it approved the settlement agreement in its entirety.  Refunds, which had previously been accrued, were made to customers in February 2024.

On August 31, 2023, the SCC approved the Company's new SAVE Plan and Rider with rates effective October 1, 2023.  Under this plan, Roanoke Gas can recover costs associated with an estimated $8.5 million in SAVE eligible investment in fiscal 2024 and an estimated cumulative investment of $49.5 million over the proposed five-year plan period ending September 30, 2028.  The plan was approved with a revenue requirement of approximately $366,000 for fiscal 2024.  On June 28, 2024, Roanoke Gas filed for approval of an updated annual SAVE Rider rate to become effective October 1, 2024.   The proposed SAVE rate is based on an estimated $9.13 million of SAVE eligible investment during fiscal 2025 which results in a revenue requirement of $1.53 million.  The Company expects a Final Order from the SCC in September 2024.

By Order dated September 1, 2023, the SCC approved the Company’s RNG Rider effective for the period October 1, 2023 through September 30, 2024.  In its Order, the SCC directed the Company to file an application to update the RNG Rider by May 30, 2024.  In compliance with the SCC’s directive, on May 30, 2024, Roanoke Gas filed for an update to its annual RNG Rider to become effective October 1, 2024.  The revenue requirement associated with the proposed RNG Rider is $1.56 million, offset by the sale of environmental credits in the amount of $1.11 million as well as credits for the over-recovery of costs during the prior year of approximately $35,000, resulting in a net revenue requirement of approximately $415,000.  The Company expects a Final Order from the SCC in September 2024.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The assets of two complexes were transferred to Roanoke Gas in fiscal 2022.  On September 29, 2023, the housing authority transferred the assets from one additional apartment complex to Roanoke Gas and the Company recorded a pre-tax gain of approximately $311,000 during the fourth quarter of fiscal 2023.  The authority is substantially complete with renewing the fourth complex, which  may be transferred to Roanoke Gas before the end of this fiscal year.  The timing of funding and the completion of the asset renewals for the final complex is uncertain at this time.

5.	Other Investments

Midstream owns a less than 1% equity investment in the LLC that owns the MVP, which went into service in June 2024.  Midstream is also a less than 1% investor, accounted for under the cost method, in Southgate, which is in the design and permitting phase.

While under construction, AFUDC provided the majority of the income recognized by Midstream.  The amount of AFUDC recognized during the current and prior year is included in the equity in earnings of unconsolidated affiliate in the tables below.  AFUDC ceased in June 2024 when the pipeline went into service.

The Company participates in the earnings of the MVP proportionate to its level of investment.  With the MVP in operation, the Company recognizes its share of earnings from the MVP, favorably adjusted for a basis difference between the Company's proportional share of assets and its carrying value that arose when the Company recorded an other-than-temporary impairment of its investment in 2022.  This basis difference will be amortized over the operational life of the MVP.  Midstream assesses the value of its investment in the LLC on at least a quarterly basis, and no impairment indicators were identified in fiscal 2023 or fiscal 2024 to date.

Funding for Midstream's investments has been provided through equity contributions from Resources and unsecured promissory notes as detailed in Note 7.

Investment balances of MVP and Southgate, as of June 30, 2024 and September 30, 2023, are reflected in the table below:

Balance Sheet location:	June 30, 2024	September 30, 2023
Other Assets:
MVP	$20,076,299	$17,096,476
Southgate	99,360	90,617
Investment in unconsolidated affiliates	$20,175,659	$17,187,093

	Three Months Ended June 30,		Nine Months Ended June 30,
Income Statement location:	2024	2023	2024	2023
Equity in earnings of unconsolidated affiliate	$282,604	$519,482	$2,979,823	$523,581

	June 30, 2024	September 30, 2023
Undistributed earnings, net of income taxes, of MVP in retained earnings, excluding impairment	$11,896,616	$9,683,797

The undistributed earnings does not include the impairment of the investment in the LLC.

RGC RESOURCES, INC. AND SUBSIDIARIES

The change in the investment in unconsolidated affiliates is provided below:

	Nine Months Ended June 30,
	2024	2023
Cash investment	$8,743	$2,132,679
Change in accrued capital calls	—	(803,998)
Equity in earnings of unconsolidated affiliate	2,979,823	523,581
Change in investment in unconsolidated affiliates	$2,988,566	$1,852,262

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included.

	Income Statements
	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenue	$3,723,469	$—	$3,723,469	$—
Operating expenses	(10,822,325)	—	(10,822,325)	—
AFUDC	38,815,497	49,744,717	343,916,298	49,744,717
Other income, net	1,899,904	304,093	7,799,966	723,805
Net income	$33,616,545	$50,048,810	$344,617,408	$50,468,522

	Balance Sheets
	June 30, 2024	September 30, 2023
Assets:
Current assets	$181,484,706	$795,787,358
Construction work in progress	—	7,499,128,254
Property, plant and equipment, net	9,416,489,036	—
Other assets	13,944,447	11,639,586
Total assets	$9,611,918,189	$8,306,555,198

Liabilities and Equity:
Current liabilities	$218,689,919	$236,947,158
Noncurrent liabilities	32,500	—
Capital	9,393,195,770	8,069,608,040
Total liabilities and equity	$9,611,918,189	$8,306,555,198

RGC RESOURCES, INC. AND SUBSIDIARIES

6.	Short-Term Debt

On March 24, 2023, Roanoke Gas entered into an unsecured Revolving Note in the principal amount of $25 million.  On March 31, 2024, the Revolving Note was amended to extend the maturity date to March 31, 2025.  Other key terms and requirements of the Revolving Note were retained.  The Revolving Note's variable interest rate is based upon Term SOFR plus 110 basis points and provides for multiple tier borrowing limits to accommodate seasonal borrowing demands.  The Company's total available borrowing limits during the term of the Revolving Note currently range from $15 million to $25 million.  As of June 30, 2024, the Company had an outstanding balance of $7,615,825 under the Revolving Note.

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

On May 2, 2024, Midstream established a new $9 million revolving line of credit facility. The interest rate on the borrowings under the facility is Daily Simple SOFR plus 2.215%; the arrangement included a 0.40% upfront fee and 0.125% unused line fee.  The facility matures on May 2, 2026.

On May 29, 2024, Midstream paid in full the $9 million note payable that was set to mature June 1, 2024.

On June 28, 2023, Midstream amended and restated its $14 million and $8 million Term Notes initially entered into on June 12, 2019 and November 1, 2021, respectively.  The amendments revised each of the original Term Note's interest rate from LIBOR plus 115 basis points to Daily Simple SOFR plus 126.448 basis points, effective July 1, 2023.  On March 6, 2024, Midstream further amended and restated its $8 million Term Note. The amendment suspended quarterly principal payments beginning April 1, 2024 through January 1, 2025.  Principal payments will commence again on April 1, 2025.  All other terms and requirements of the Term Notes were retained.  In conjunction with the original amendment of the Term Notes in June 2023, Midstream also amended the corresponding interest rate swaps associated with the Term Notes.  The amendments provided for the floating rates on the interest rate swaps to continue to match the rate of the associated notes as well as retain the overall fixed interest rates of 3.24% and 2.443%, respectively.  The interest rate swap related to the $8 million Term Note was not amended on March 6, 2024, but the Company did re-designate its hedge documentation to address the suspension of repayments.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Long-term debt consists of the following:

	June 30, 2024		September 30, 2023
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior note payable at 4.26%, due September 18, 2034	$30,500,000	$98,954	$30,500,000	$106,195
Unsecured term note payable at 3.58%, due October 2, 2027	8,000,000	15,652	8,000,000	19,264
Unsecured term note payable at 4.41%, due March 28, 2031	10,000,000	21,145	10,000,000	23,495
Unsecured term note payable at 3.60%, due December 6, 2029	10,000,000	19,375	10,000,000	22,017
Unsecured term note payable at 30-day SOFR plus 1.20%, due August 20, 2026 (swap rate at 2.00%)	15,000,000	—	15,000,000	—
Unsecured term note payable at Term SOFR plus 1.00%, due October 1, 2028 (swap rate at 2.49%)	10,000,000	28,784	10,000,000	33,666
Midstream:
Unsecured term note payable at Term SOFR plus 1.75%, due December 31, 2025	24,115,000	38,758	23,000,000	23,386
Unsecured term note payable at Daily Simple SOFR plus 1.26448%, due June 12, 2026 (swap rate at 3.24%)	14,000,000	4,815	14,000,000	6,621
Unsecured term note payable at 30-day LIBOR plus 1.20%, matured June 1, 2024 with monthly principal installments of $41,667 that began July 1, 2022 (swap rate at 3.14%)	—	—	9,375,000	1,571
Unsecured term note payable at Daily Simple SOFR plus 1.26448%, due January 1, 2028 with quarterly principal installments of $400,000 that began April 1, 2023, were suspended April 1, 2024, and will resume April 1, 2025 (swap rate at 2.443% on designated principal)	6,400,000	23,082	7,200,000	19,057
Revolving credit facility at Daily Simple SOFR plus 2.215%, due May 2, 2026	9,000,000	53,087	—	—
Total long-term debt	137,015,000	303,652	137,075,000	255,272
Less: current maturities of long-term debt	(400,000)	—	(10,975,000)	—
Total long-term debt, net current maturities	$136,615,000	$303,652	$126,100,000	$255,272

Debt issuance costs are amortized over the life of the related debt. As of June 30, 2024 and September 30, 2023, the Company also had an unamortized loss on the early retirement of debt of $1,170,418 and $1,256,059, respectively, which has been deferred as a regulatory asset and is being amortized over a 20-year period.

All debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization.  All of the debt agreements provide for Priority Indebtedness (defined in the debt agreements) to not exceed 15% of consolidated total assets.  The $15 million and $10 million notes, as well as the line-of-credit, have an interest coverage ratio requirement of not less than 1.5 to 1, which excludes the effect of the non-cash impairments on the LLC investments up to the total investment as of December 31, 2021, as revised by the Seventh Amendment to the Credit Agreement.  The $9 million revolving line of credit facility also has an interest coverage ratio requirement of not less than 1.5 to 1.  The Company was in compliance with all debt covenants as of  June 30, 2024 and September 30, 2023.

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

The Company has four interest rate swaps associated with certain of its variable rate debt as of June 30, 2024.  Roanoke Gas has two variable-rate term notes in the amounts of $15 million and $10 million, with corresponding swap agreements to effectively convert the variable interest rates into fixed rates of 2.00% and 2.49%, respectively.  Midstream has two swap agreements corresponding to the variable rate term notes with original principal amounts of $14 million and $8 million.  The swap agreement pertaining to the $14 million note effectively converts the variable interest rate into a fixed rate of 3.24%.  The swap agreement pertaining to the $8 million note remains in place and was concurrently re-designated to hedge an applicable portion of the note taking into account the temporary suspension of amortization described in Note 7, and converts that portion of the note to a fixed rate of 2.443%.  The swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income.  No portion of the swaps were deemed ineffective during the periods presented.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy:

	Fair Value Measurements - June 30, 2024
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps	$3,236,627	$—	$3,236,627	$—
Total	$3,236,627	$—	$3,236,627	$—

Liabilities:
Natural gas purchases	$1,955,937	$—	$1,955,937	$—
Total	$1,955,937	$—	$1,955,937	$—

	Fair Value Measurements - September 30, 2023
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps	$4,617,455	$—	$4,617,455	$—
Total	$4,617,455	$—	$4,617,455	$—

Liabilities:
Natural gas purchases	$1,022,662	$—	$1,022,662	$—
Total	$1,022,662	$—	$1,022,662	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models and certain assumptions regarding past, present and future market conditions.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases.  Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment.  At June 30, 2024 and September 30, 2023, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

RGC RESOURCES, INC. AND SUBSIDIARIES

The Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis consist of its AROs.  The AROs are measured at fair value at initial recognition based on expected future cash flows required to settle the obligation.

The carrying value of cash and cash equivalents, accounts receivable, borrowings under line-of-credit, accounts payable (with the exception of the timing difference under the asset management contracts), customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments.  In addition, the carrying amount of the variable rate line-of-credit is a reasonable approximation of its fair value.

The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements:

	Fair Value Measurements - June 30, 2024
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$400,000	$—	$—	$400,000
Notes payable	136,615,000	—	—	132,886,828
Total	$137,015,000	$—	$—	$133,286,828

	Fair Value Measurements - September 30, 2023
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$10,975,000	$—	$—	$10,975,000
Notes payable	126,100,000	—	—	120,298,658
Total	$137,075,000	$—	$—	$131,273,658

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying Treasury rate or other Treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments.  Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions.  Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries.  No individual customer amounted to more than 5% of total accounts receivable at  June 30, 2024 and  September 30, 2023.  The Company maintains certain credit standards with its customers and requires a customer deposit if warranted.

RGC RESOURCES, INC. AND SUBSIDIARIES

10.	Earnings Per Share

Basic earnings per common share for the three and nine months ended June 30, 2024 and 2023 were calculated by dividing net income by the weighted average common shares outstanding during the period.  Diluted earnings per common share were calculated by dividing net income by the weighted average common shares outstanding during the period plus potential dilutive common shares.

A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net income	$156,692	$686,816	$11,620,074	$10,285,107
Weighted average common shares	10,188,592	9,939,843	10,129,111	9,893,454
Effect of dilutive securities:
Options to purchase common stock	4,205	3,028	3,236	5,767
Diluted average common shares	10,192,797	9,942,871	10,132,347	9,899,221
Earnings per share of common stock:
Basic	$0.02	$0.07	$1.15	$1.04
Diluted	$0.02	$0.07	$1.15	$1.04

11.	Other Comprehensive Income (Loss)

A summary of other comprehensive income and loss is provided below:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Three Months Ended June 30, 2024
Interest rate swaps:
Unrealized gains	$207,785	$(53,484)	$154,301
Transfer of realized gains to interest expense	(476,053)	122,535	(353,518)
Net interest rate swaps	(268,268)	69,051	(199,217)
Defined benefit plans:
Amortization of net actuarial losses	16,015	(4,122)	11,893
Other comprehensive loss	$(252,253)	$64,929	$(187,324)
Three Months Ended June 30, 2023
Interest rate swaps:
Unrealized gains	$1,111,338	$(286,058)	$825,280
Transfer of realized gains to interest expense	(490,371)	126,221	(364,150)
Net interest rate swaps	620,967	(159,837)	461,130
Defined benefit plans:
Amortization of net actuarial losses	19,703	(5,072)	14,631
Other comprehensive income	$640,670	$(164,909)	$475,761

RGC RESOURCES, INC. AND SUBSIDIARIES

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Nine Months Ended June 30, 2024
Interest rate swaps:
Unrealized gains	$174,113	$(44,816)	$129,297
Transfer of realized gains to interest expense	(1,554,942)	400,240	(1,154,702)
Net interest rate swaps	(1,380,829)	355,424	(1,025,405)
Defined benefit plans:
Amortization of net actuarial losses	48,045	(12,366)	35,679
Other comprehensive loss	$(1,332,784)	$343,058	$(989,726)
Nine Months Ended June 30, 2023
Interest rate swaps:
Unrealized gains	$894,741	$(230,304)	$664,437
Transfer of realized gains to interest expense	(1,200,862)	309,100	(891,762)
Net interest rate swaps	(306,121)	78,796	(227,325)
Defined benefit plans:
Amortization of net actuarial losses	59,109	(15,216)	43,893
Other comprehensive loss	$(247,012)	$63,580	$(183,432)

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

Reconciliation of Accumulated Other Comprehensive Income (Loss)

			Accumulated
			Other
	Interest Rate	Defined Benefit	Comprehensive
	Swaps	Plans	Income (Loss)
Balance at September 30, 2023	$3,428,922	$(1,175,633)	$2,253,289
Other comprehensive income (loss)	(1,025,405)	35,679	(989,726)
Balance at June 30, 2024	$2,403,517	$(1,139,954)	$1,263,563

RGC RESOURCES, INC. AND SUBSIDIARIES

12.	Income Taxes

The effective tax rates for the three-month and nine-month periods ended June 30, 2024 and 2023 reflected in the table below are less than the combined federal and state statutory rate of 25.74%.  The reduction to the effective tax rates for the three-month and nine-month periods ended June 30, 2024 is due to additional tax deductions from the amortization of excess deferred taxes and amortization of RNG tax credits deferred as a regulatory liability.  The reduction to the effective tax rates for the three-month and nine-month periods ended June 30, 2023 is due to additional tax deductions from the amortization of excess deferred taxes and amortization of R&D tax credits deferred as a regulatory liability.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Effective tax rate	23.1%	23.8%	23.5%	23.7%

The Company files a consolidated federal income tax return and state income tax returns in Virginia and West Virginia, and thus subject to examinations by federal and state tax authorities.  The IRS is currently examining the Company's 2018 and 2019 amended federal tax returns and the ultimate outcome of these examinations is unknown as of the date of this Form 10-Q.  The Company believes its income tax assets and liabilities are fairly stated as of June 30, 2024 and 2023; however, these assets and liabilities could be adjusted as a result of this examination.  Aside from the September 30, 2018 and 2019 amended returns, the federal returns prior to September 30, 2020 are no longer subject to examination as of the date of this Form 10-Q.  Additionally, the state returns for Virginia and West Virginia prior to September 30, 2020 are no longer subject to examination as of the date of this Form 10-Q.

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

Regulatory assets included in the Company’s accompanying balance sheets are as follows:

	June 30, 2024	September 30, 2023
Assets:
Current Assets:
Regulatory assets:
Accrued WNA revenues	$1,918,161	$414,689
Under-recovery of gas costs	316,729	1,383,340
Under-recovery of RNG revenues	1,215,411	797,804
Accrued pension	60,755	243,017
Other deferred expenses	12,762	15,426
Total current	3,523,818	2,854,276
Other Non-Current Assets:
Regulatory assets:
Premium on early retirement of debt	1,170,418	1,256,059
Accrued pension	3,786,265	3,786,265
Other deferred expenses	314,999	347,121
Total non-current	5,271,682	5,389,445

Total regulatory assets	$8,795,500	$8,243,721

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory liabilities included in the Company’s accompanying balance sheets are as follows:

	June 30, 2024	September 30, 2023
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Over-recovery of SAVE Plan revenues	$85,815	$146,861
Rate refund	—	652,018
Deferred income taxes	591,765	527,034
Supplier refunds	32,964	275,649
Other deferred liabilities	7,787	31,154
Total current	718,331	1,632,716
Deferred Credits and Other Non-Current Liabilities:
Asset retirement obligations	11,027,988	10,792,831
Regulatory cost of retirement obligations	14,036,454	13,029,376
Regulatory liabilities:
Deferred income taxes	15,805,952	16,249,776
Deferred postretirement medical	1,781,917	1,781,917
Total non-current	42,652,311	41,853,900

Total regulatory liabilities	$43,370,642	$43,486,616

As of June 30, 2024 and September 30, 2023, the Company had regulatory assets in the amount of $8,795,500 and $8,243,721, respectively, on which the Company did not earn a return during the recovery period.

14.	Commitments and Contingencies

Roanoke Gas currently holds the only franchises and/or CPCNs to distribute natural gas in its service area.  These franchises generally extend for multi-year periods and are renewable by the municipalities, including exclusive franchises in the cities of Roanoke and Salem and the Town of Vinton, Virginia.  All three franchises are set to expire December 31, 2035. In 2019, the SCC issued an order granting a CPCN to furnish gas to all of Franklin County.  Unlike the CPCNs for the other counties served by Roanoke Gas, the Franklin County CPCN was scheduled to terminate within five years of the date of the order if Roanoke Gas did not furnish gas service to the designated service area.  In November 2023, the SCC granted Roanoke Gas a three-year extension on the CPCN.  Roanoke Gas has commissioned its new gate station in Franklin County, and expects to deliver gas to its first customer in Franklin County this fiscal year.

Due to the nature of the natural gas distribution business, the Company has entered into agreements with both suppliers and pipelines for natural gas commodity purchases, storage capacity and pipeline delivery capacity.  The Company utilizes asset managers to assist in optimizing the use of its transportation, storage rights and gas supply in order to provide a secure and reliable source of natural gas to its customers.  The Company also has storage and pipeline capacity contracts to store and deliver natural gas to the Company’s distribution system.  Roanoke Gas is currently served directly by three primary pipelines that deliver all of the natural gas supplied to the Company’s distribution system.  Depending on weather conditions and the level of customer demand, failure of one of these transmission pipelines could have a major adverse impact on the Company's ability to deliver natural gas to its customers and its results of operations.  With the MVP now in service, there is an enhanced reliability in the system and the Company's ability to meet demands for natural gas.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Components of net periodic pension cost:
Service cost	$81,066	$91,635	$243,198	$274,905
Interest cost	367,206	343,025	1,101,618	1,029,075
Expected return on plan assets	(294,958)	(308,149)	(884,874)	(924,447)
Recognized loss	79,132	79,181	237,396	237,543
Net periodic pension cost	$232,446	$205,692	$697,338	$617,076

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Components of postretirement benefit cost:
Service cost	$7,599	$11,475	$22,797	$34,425
Interest cost	153,369	155,156	460,107	465,468
Expected return on plan assets	(133,311)	(116,012)	(399,933)	(348,036)
Recognized gain	(10,149)	—	(30,447)	—
Net postretirement benefit cost	$17,508	$50,619	$52,524	$151,857

The components of net periodic benefit cost, excluding the service cost component, are included in other income, net in the condensed consolidated statements of income.  Service cost is included in operations and maintenance expense in the condensed consolidated statements of income.

For the three-month and nine-month periods ended June 30, 2024, no funding contributions were made to the pension plan or postretirement plan.  The Company is not currently planning to make any funding contributions to either plan for the remainder of fiscal 2024.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

During fiscal 2023, the Company entered into a land lease in conjunction with its RNG facility that has a 20-year term with two five-year renewal options that are not considered part of the ROU asset and liability as the decision to elect said options will be made by the Company in the future.  The Company also has three other operating leases with original terms ranging from 3 to 6 years.  The operating lease ROU assets of $339,022 are reflected in other non-current assets in the condensed consolidated balance sheets.  The current operating lease liabilities of $31,366 and non-current lease liabilities of $317,482 are included in other current liabilities and deferred credits and other non-current liabilities, respectively, in the condensed consolidated balance sheets.  The expense components of the Company’s operating leases are included under operations and maintenance expense in the condensed consolidated statements of income and were less than $50,000 for each period presented.

Other information related to leases were as follows:

	Three Months Ended June 30,
	2024	2023
Supplemental Cash Flow Information:
Cash paid on operating leases	$9,900	$3,300
Right of use obtained in exchange for operating lease obligations	N/A	N/A
Weighted-average remaining term (in years)	17.4	17.5
Weighted-average discount rate	5.65%	5.65%

	Nine Months Ended June 30,
	2024	2023
Supplemental Cash Flow Information:
Cash paid on operating leases	$22,166	$19,200
Right of use obtained in exchange for operating lease obligations	N/A	N/A
Weighted-average remaining term (in years)	17.4	17.5
Weighted-average discount rate	5.65%	5.65%

On June 30, 2024, the future minimum rental payments under non-cancelable operating leases by fiscal year were as follows:

2024	$26,900
2025	43,065
2026	30,038
2027	30,038
2028	26,400
Thereafter	369,600
Total minimum lease payments	526,041
Less imputed interest	(177,193)
Total	$348,848

17.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued.  There were no items not otherwise disclosed which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations.  In addition, Resources may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, operational impacts and similar matters.  These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2023 Annual Report on Form 10-K.  All of these factors are difficult to predict and many are beyond the Company’s control.  Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized.  When used in the Company’s documents or news releases, the words, “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “target,” “expect,” “objective,” “projection,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could,” “may” or "might" are intended to identify forward-looking statements.

Forward-looking statements reflect the Company’s current expectations only as of the date they are made.  The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.

The three-month and nine-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2024.  The total revenues and margins realized during the first nine months reflect higher billings due to the weather-sensitive nature of the natural gas business.

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 62,800 residential, commercial and industrial customers in Roanoke, Virginia and surrounding localities through its Roanoke Gas subsidiary.  Midstream, a wholly owned subsidiary of Resources, is a less than 1% investor in both the MVP and Southgate.  The utility operations of Roanoke Gas are regulated by the SCC, which oversees the terms, conditions and rates charged to customers for natural gas service, safety standards, extension of service and depreciation.  The Company is also subject to regulation from the United States Department of Transportation in regard to the construction, operation, maintenance, safety and integrity of its transmission and distribution pipelines.  FERC regulates the prices for the transportation and delivery of natural gas to the Company’s distribution system and underground storage services.  In addition, the Company is subject to other regulations which are not necessarily industry specific.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

Beginning January 1, 2023, Roanoke Gas implemented interim, non-gas base rates designed to provide $8.55 million in additional annual revenues in response to higher operating costs and to recover its investment in non-SAVE related projects since the prior non-gas base rate increase in fiscal 2019.  Revenues from the SAVE Plan and Rider were incorporated into the interim, non-gas base rates.  On December 19, 2023, the SCC issued a final order approving a non-gas base rate increase of $7.45 million.  The order also directed Roanoke Gas to refund the excess revenues collected during the time the interim rates were in effect with interest.  Refunds to customers, which were accrued in fiscal 2023 and reflected in regulatory liabilities, were made in February 2024.  On February 2, 2024, primarily in response to continued inflationary pressures, Roanoke Gas filed for a non-gas base rate increase of $4.33 million, which reflected an increase in the Company's authorized return on equity from 9.44% to 10.35%.  The new interim non-gas base rates went into effect for customer billings on or after July 1, 2024, subject to refund.  These additional revenues are subject to refund pending audit, which is currently underway.  A hearing has been set for November 7, 2024.  See the Regulatory section for additional information.

During the most recent quarter, the LLC completed and received all necessary approvals to initiate service.  The MVP went into service in June 2024, and the shipper agreements became active on July 1, 2024.  See the Equity Investment in Mountain Valley Pipeline section for additional information on the MVP.

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

The SAVE Plan and Rider provides the Company with a mechanism through which it recovers costs related to qualified SAVE infrastructure investments on a prospective basis, until a rate application is filed incorporating these investments in non-gas base rates.  SAVE Plan revenues increased by approximately $127,000 for the three-month period ended June 30, 2024 and decreased by approximately $833,000 for the nine-month period ended June 30, 2024 compared to the same periods last year, reflecting the movement of the SAVE Plan revenues into the new non-gas base rates on January 1, 2023.  Roanoke Gas filed and received approval from the SCC for a new SAVE Plan and Rider with new rates placed into effect on October 1, 2023 that is expected to result in approximately $366,000 in SAVE-related revenues during fiscal 2024.  Additional information regarding the SAVE Plan and Rider is provided under the Regulatory section below.

RGC RESOURCES, INC. AND SUBSIDIARIES

The WNA mechanism reduces the volatility in earnings due to the variability in temperatures during the heating season.  The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when weather is colder than normal.  The WNA allows the Company to recover from its customers the lost margin (excluding gas costs) from warmer-than-normal weather and correspondingly requires the Company to refund the excess margin earned for colder-than-normal weather.  The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day and thereby estimates the revenue adjustment based on weather variance from normal.  Any billings or refunds related to the WNA are completed following each WNA year, which extends for the 12-month period from April to March.  For the three and nine months ended June 30, 2024, the Company accrued approximately $821,000 and $3,689,000 in additional revenues under the WNA model for weather that was 48% and 19% warmer than normal, respectively, compared to approximately $290,000 and $2,902,000 in additional revenues for weather that was 18% and 15% warmer than normal for the corresponding periods last year.  The WNA balance for the 12-month period ended March 31, 2024 was approximately $3,282,000, and is being collected from customers over a three-month period that began in May 2024.

The Company has an approved rate structure to mitigate the impact of the financing costs of its natural gas inventory.  Under this rate structure, Roanoke Gas recognizes revenue by applying the ICC factor, based on the Company’s weighted-average cost of capital, including interest rates on short-term and long-term debt, and the Company’s authorized return on equity, to the average cost of natural gas inventory during the period.  Total ICC revenues decreased by approximately $3,000 and $198,000 for the three-month and nine-month periods ended June 30, 2024, respectively, compared to the corresponding periods last year, due to lower natural gas commodity prices during the 2023 summer storage injection season resulting in a lower average cost of natural gas in storage.  Accordingly, fiscal 2024 and 2025 ICC revenues are expected to continue to remain below last year's levels.

In March 2023, Roanoke Gas began operating the RNG facility, through a cooperative agreement with the Western Virginia Water Authority, to produce commercial quality RNG for delivery into its distribution system.  With SCC approval, Roanoke Gas is allowed to recover the costs associated with the investment in RNG facilities and the related operating costs through an RNG Rider.  Customers receive the benefit of the monetization of environmental credits generated through the production of RNG.  Roanoke Gas recognized approximately $394,000 and $1,211,000 in RNG revenue for the three and nine months ended June 30, 2024, respectively, compared to approximately $283,000 and $366,000 for the corresponding periods in the prior year.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Three Months Ended June 30, 2024:

Net income decreased by $530,124 for the three months ended June 30, 2024, compared to the same period last year, primarily due to increased inflationary pressures on operating expenses, lower AFUDC from the MVP as the project transitioned from construction to in service and higher interest rates, partially offset by WNA and RNG revenues.

The tables below reflect operating revenues, volume activity and heating degree days.

	Three Months Ended June 30,		Increase / (Decrease)
	2024	2023		Percentage
Operating Revenues
Gas utility	$14,431,379	$13,631,856	$799,523	6%
Non utility	26,823	28,389	(1,566)	(6)%
Total operating revenues	$14,458,202	$13,660,245	$797,957	6%
Delivered Volumes
Regulated natural gas (DTH)
Residential and commercial	786,221	881,001	(94,780)	(11)%
Transportation and interruptible	996,813	1,007,287	(10,474)	(1)%
Total delivered volumes	1,783,034	1,888,288	(105,254)	(6)%
HDD	167	272	(105)	(39)%

Total operating revenues for the three months ended June 30, 2024, compared to the same period last year, increased by approximately 6% primarily due to increases in WNA, SAVE and RNG revenues more than offsetting the decrease in delivered natural gas volumes.  Total heating degree days decreased by 39% from the same period last year, and were substantially less than the 30-year normal, resulting in an increase of approximately $531,000 in WNA revenues.  SAVE Plan revenues continued their upward trend as Roanoke Gas continues to invest in qualified SAVE infrastructure projects, resulting in an increase of approximately $127,000 from the same period in the prior year.  The decline in volumetric revenues slightly offset the overall increase in operating revenues.  Natural gas commodity prices during the quarter declined by 25% from the corresponding period last year.  Total gas costs increased by 7% compared to the same period last year, which corresponds to a 13% increase in the gas cost component included in total customer billing rate, offset by a decrease in delivered volumes.  The decrease in heating degree days as previously discussed resulted in a 14% decline in the weather-sensitive residential and commercial sales.

	Three Months Ended June 30,		Increase
	2024	2023		Percentage
Gross Utility Margin
Gas utility revenues	$14,431,379	$13,631,856	$799,523	6%
Cost of gas - utility	5,344,684	5,003,371	341,313	7%
Gross utility margin	$9,086,695	$8,628,485	$458,210	5%

Gross utility margin increased over the same period last year primarily as a result of increased SAVE, RNG and WNA revenue, offset by the reduction in delivered volumes.  The WNA increased approximately $531,000 due to a decrease of 39% in heating degree days as compared to the same period last year.  The RNG Rider and SAVE Plan contributed an additional $111,000 and $127,000, respectively, to margin, while volumetric margin decreased by approximately $260,000 due to a 6% decrease in total delivered volumes.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of and the change in gas utility margin are summarized below:

	Three Months Ended June 30,		Increase/
	2024	2023	(Decrease)
Customer base charge	$4,066,559	$4,116,124	$(49,565)
ICC	136,162	138,850	(2,688)
SAVE Plan	127,073	—	127,073
Volumetric	3,509,482	3,769,708	(260,226)
WNA	821,145	289,887	531,258
RNG	393,921	282,606	111,315
Other revenues	32,353	31,310	1,043
Total	$9,086,695	$8,628,485	$458,210

Operations and maintenance expenses increased by $376,284, or 10%, from the same period last year primarily due to increased personnel costs and increased professional services. Personnel costs grew by approximately $223,000 due to increased staffing and the inflationary impact on salaries and benefits as well as amortization of restricted stock awards. During fiscal 2023, no restricted stock awards were made and were reinstated in fiscal 2024. Further, professional services expenses increased approximately $90,000 primarily due to increased external audit fees, actuarial services and IT support. Lower capitalized overheads and increased contracted services accounted for much of the remaining cost increase.

General taxes increased by $43,223, or 7%, primarily due to higher property taxes associated with growth in utility property and increases in payroll taxes related to increased staffing and compensation.

Depreciation expense increased by $278,166, or 11%, on a commensurate increase in utility property balances.

Equity in earnings of unconsolidated affiliate decreased by $236,878, or 46%, primarily due to completion of construction activities during the quarter resulting in lower AFUDC that was not fully replaced by the Company's portion of operational earnings once the pipeline went into service in mid-June 2024.

Other income, net decreased by $76,074 from an approximate $7,000 income position to an approximate $69,000 expense position primarily due to less interest income and increased postretirement costs.

Interest expense increased by $143,527, or 10%, as the weighted-average interest rate on total debt increased from 3.98% during the third quarter of fiscal 2023 to 4.42% during the third quarter of fiscal 2024. The increase in the weighted-average interest rate was primarily associated with Roanoke Gas' variable rate line-of-credit and Midstream's credit facilities. Roanoke Gas' borrowing levels also increased from the same period last year, contributing to higher interest expense, while Midstream's total average outstanding debt decreased due to amortization payments under one of Midstream's promissory notes.

Income tax expense decreased by $167,227, or 78%, primarily due to a corresponding decrease in pre-tax income, coupled with the recognition of tax credits associated with the RNG facility that had not been utilized in the prior year due to timing of the RNG facility becoming operational. The effective tax rate was 23.1% and 23.8% for the three-month periods ended June 30, 2024 and 2023, respectively. The effective tax rate is below the combined statutory state and federal rate due to the amortization of excess deferred taxes and tax credits.

RGC RESOURCES, INC. AND SUBSIDIARIES

Nine Months Ended June 30, 2024:

Net income increased by $1,334,967 for the nine months ended June 30, 2024, compared to the same period last year, primarily due to AFUDC from the MVP and the implementation of new non-gas base rates effective January 1, 2023, partially offset by increased inflationary pressures on operating expenses and higher interest rates.

The tables below reflect operating revenues, volume activity and heating degree days.

	Nine Months Ended June 30,		Increase/
	2024	2023	(Decrease)	Percentage
Operating Revenues
Gas utility	$71,455,564	$84,885,600	$(13,430,036)	(16)%
Non utility	81,366	86,637	(5,271)	(6)%
Total operating revenues	$71,536,930	$84,972,237	$(13,435,307)	(16)%
Delivered Volumes
Regulated natural gas (DTH)
Residential and commercial	5,744,657	5,874,740	(130,083)	(2)%
Transportation and interruptible	2,835,348	2,770,895	64,453	2%
Total delivered volumes	8,580,005	8,645,635	(65,630)	(1)%
HDD	3,084	3,282	(198)	(6)%

Total operating revenues for the nine months ended June 30, 2024, compared to the same period last year, decreased by approximately 16% primarily due to significantly lower natural gas commodity prices and lower SAVE revenues more than offsetting the implementation of a non-gas base rate increase and increases in WNA and RNG revenues.  Natural gas commodity prices during the period declined by 46% from the corresponding period last year.  Total gas costs decreased by 35% compared to the same period last year, which corresponds to a 33% decline in the gas cost component included in total customer billing rate.  In addition, total heating degree days decreased by 6% from the same period last year, resulting in a 1% decline in the weather sensitive residential and commercial sales.  With the reset of the SAVE Rider due to the implementation of new non-gas base rates in January 2023, as discussed above, SAVE Plan revenues declined by approximately $833,000.

	Nine Months Ended June 30,		Increase/
	2024	2023	(Decrease)	Percentage
Gross Utility Margin
Gas utility revenues	$71,455,564	$84,885,600	$(13,430,036)	(16)%
Cost of gas - utility	30,741,090	47,092,581	(16,351,491)	(35)%
Gross utility margin	$40,714,474	$37,793,019	$2,921,455	8%

Gross utility margin increased over the same period last year primarily as a result of the implementation of new non-gas base rates, WNA and RNG revenue, offset by the reductions in SAVE and ICC revenues.  When adjusted for WNA, the volumetric margin increased by approximately $2,701,000 and base charge revenues increased by approximately $410,000 due to the non-gas base rate increase.  However, SAVE revenues decreased by approximately $833,000 as these revenues are reflected in the increased volumetric and base charge rates.  The RNG Rider contributed an additional $846,000 to margin, as it was operational for all nine months of fiscal 2024 compared to four months during fiscal 2023, and ICC revenue declined by $198,000 due to lower cost of gas in storage.

RGC RESOURCES, INC. AND SUBSIDIARIES

The components of and the change in gas utility margin are summarized below:

	Nine Months Ended June 30,		Increase/
	2024	2023	(Decrease)
Customer base charge	$12,177,584	$11,767,572	$410,012
ICC	528,883	726,426	(197,543)
SAVE Plan	215,890	1,049,310	(833,420)
Volumetric	22,767,198	20,853,102	1,914,096
WNA	3,688,767	2,902,341	786,426
RNG	1,211,464	365,615	845,849
Other revenues	124,688	128,653	(3,965)
Total	$40,714,474	$37,793,019	$2,921,455

Operations and maintenance expenses increased by $2,022,895, or 17%, from the same period last year primarily due to increased personnel costs, professional services, costs associated to operate and maintain the RNG facility and lower capitalized overheads.  Personnel costs increased by approximately $1,084,000 due to increased staffing and the inflationary impact on salaries and benefits as well as amortization of restricted stock awards.  During fiscal 2023, no restricted stock awards were made and were reinstated in fiscal 2024.  Professional services expenses increased approximately $259,000 primarily due to increased external audit fees, actuarial services, recruiting costs and IT support.  Further, costs associated with the RNG facility increased approximately $340,000, as the facility was only operational during four months of the prior period as compared to all nine months in the current period.  Total capitalized construction overheads declined by approximately $293,000 compared to the same period last year primarily due to a reduction in direct construction expenditures related to the RNG project, which was completed in fiscal 2023.  Corporate insurance premiums accounted for much of the remaining cost increase.

General taxes increased by $151,400, or 8%, primarily due to higher property taxes associated with growth in utility property and increases in payroll taxes related to increased staffing and compensation.

Depreciation expense increased by $834,498, or 11%, on a commensurate increase in utility property balances.

Equity in earnings of unconsolidated affiliate increased by $2,456,242 associated with the recognition of AFUDC as a result of MVP construction activities resuming through May 2024.  With the MVP in service, the Company now recognizes its share of operational earnings from the MVP, favorably adjusted for the amortization of a basis difference that arose when the Company recorded an other-than-temporary impairment of its investment in 2022.  See footnote 5 for additional information related to the MVP.

Other income, net decreased by $62,231, or 31%, primarily due to an approximate $146,000 decrease in AFUDC related to the RNG facility, which was placed in service in March 2023, and approximately $59,000 less interest income, offset by an increase of approximately $138,000 in revenue sharing related to the asset management agreement.

Interest expense increased by $581,387, or 14%, as the weighted-average interest rate on total debt increased from 3.90% during the first nine months of fiscal 2023 to 4.34% during the first nine months of fiscal 2024, while total daily average debt outstanding increased by 1%.  The increase in the weighted-average interest rate was primarily associated with Roanoke Gas' variable rate line-of-credit and Midstream's credit facilities. Roanoke Gas' borrowing levels also increased from the same period last year, contributing to higher interest expense, while Midstream's total average outstanding debt decreased due to amortization payments under two of Midstream's promissory notes.

Income tax expense increased by $382,624, or 12%, due to a corresponding increase in pre-tax income.  The effective tax rate was 23.5% and 23.7% for the nine-month periods ended June 30, 2024 and 2023, respectively.  The effective tax rate is below the combined statutory state and federal rate due to the amortization of excess deferred taxes and tax credits.

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

Asset Management

Roanoke Gas uses third-party asset managers to oversee its pipeline transportation, storage rights and gas supply inventories and deliveries in order to provide a secure and reliable source of natural gas to its customers.  In return for utilizing the excess capacities of the transportation and storage rights, the asset managers pay Roanoke Gas a monthly utilization fee.  In accordance with an SCC order issued in 2018, a portion of the utilization fee is retained by the Company with the balance passed through to customers through reduced gas costs.  Prior to the MVP being placed in service, Roanoke Gas utilized one asset manager.  With the MVP now in service, Roanoke Gas entered into a second asset management agreement for the utilization of its MVP capacity.  Both asset management agreements end March 31, 2025.

Equity Investment in Mountain Valley Pipeline

Midstream owns a less than 1% equity investment in the LLC that owns the MVP, which went into service in June 2024.  Midstream is also a less than 1% investor, accounted for under the cost method, in Southgate, which is in the design and permitting phase.

From inception through May 2024, earnings from the MVP were primarily attributable to AFUDC income.  With the MVP in operation, the Company now recognizes its share of earnings from the MVP, favorably adjusted for a basis difference between the Company's proportional share of assets and its carrying value that arose when the Company recorded an other-than-temporary impairment of its investment in 2022.  This basis difference will be amortized over the operational life of the MVP.  Through the first nine months of fiscal 2024 and 2023, the Company recorded equity in earnings of consolidated affiliates of $2,979,823 and $523,581, respectively, which included $2,950,054 and $516,675 from AFUDC.  Resources expects cash distributions from the LLC to begin before the end of calendar 2024.

Earlier in 2024, the Company refinanced two promissory notes related to Midstream.  Midstream is considering its long-term capital structure as the MVP has entered its operating phase.  See Note 7 for a full discussion of all borrowings related to Midstream.

Regulatory

In response to continued inflationary pressures, Roanoke Gas filed a general rate application on February 2, 2024 with the SCC seeking to increase its non-gas base rates by $4.33 million and its permitted return on equity from 9.44% to 10.35% reflecting its higher cost of capital, including higher interest expense.  The SCC permitted the Company to implement its new rates on an interim basis for customer billings on or after July 1, 2024, subject to refund.  The SCC’s review of Roanoke Gas’ filing is underway and a hearing has been set for November 7, 2024.

The SCC requires regulated utilities within the state to perform a depreciation study every five years and to submit the study for SCC approval.  The Company's current depreciation rates are based on the last depreciation study approved by the SCC in 2019.  As part of the general rate application filed in February 2024, the Company submitted its requisite depreciation study and proposed new depreciation rates.  In July 2024, the Company received administrative approval from the SCC staff that authorized the new depreciation rates.  The new depreciation rates will result in a small decrease in depreciation expense for fiscal 2024, as the new depreciation rates are effective retroactive to October 1, 2023.  This adjustment to depreciation expense will be reflected in the fourth quarter of fiscal 2024.

On December 2, 2022, Roanoke Gas filed an expedited rate application with the SCC seeking an $8.55 million annual increase in its non-gas base rates, of which $4.05 million was being recovered through the SAVE Rider.  The proposed interim rates went into effect January 1, 2023, subject to refund.  In the fourth quarter of fiscal 2023, the Company reached a settlement with the SCC staff on all outstanding issues in the case.  Under the terms of the settlement, the Company agreed to an annual incremental revenue requirement of $7.45 million. The Company began billing the approved rates effective October 1, 2023.  The SCC issued its Final Order in the matter on December 19, 2023 in which it approved the settlement agreement in its entirety.  Refunds, which had previously been accrued, were made to customers in February 2024.

RGC RESOURCES, INC. AND SUBSIDIARIES

On August 31, 2023, the SCC approved the Company's new SAVE Plan and Rider with rates effective October 1, 2023.  Under this plan, Roanoke Gas can recover costs associated with an estimated $8.5 million in SAVE eligible investment in fiscal 2024 and an estimated cumulative investment of $49.5 million over the proposed five-year plan period ending September 30, 2028.  The plan was approved with a revenue requirement of approximately $366,000 for fiscal 2024.  On June 28, 2024, Roanoke Gas filed for approval of an updated annual SAVE Rider rate to become effective October 1, 2024.   The proposed SAVE rate is based on an estimated $9.13 million of SAVE eligible investment during fiscal 2025 which results in a revenue requirement of $1.53 million.  The Company expects a Final Order from the SCC in September 2024.

By Order dated September 1, 2023, the SCC approved the Company’s RNG Rider effective for the period October 1, 2023 through September 30, 2024.  In its Order, the SCC directed the Company to file an application to update the RNG Rider by May 30, 2024.  In compliance with the SCC’s directive, on May 30, 2024, Roanoke Gas filed for an update to its annual RNG Rider to become effective October 1, 2024.  The revenue requirement associated with the proposed RNG Rider is $1.56 million, offset by the sale of environmental credits in the amount of $1.11 million as well as credits for the over-recovery of costs during the prior year of approximately $35,000, resulting in a net revenue requirement of approximately $415,000.  The Company expects a Final Order from the SCC in September 2024.

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

The assets of two complexes were transferred to Roanoke Gas in fiscal 2022.  On September 29, 2023, the housing authority transferred the assets from one additional apartment complex to Roanoke Gas and the Company recorded a pre-tax gain of approximately $311,000 during the fourth quarter of fiscal 2023.  The authority is substantially complete with renewing the fourth complex, which may be transferred to Roanoke Gas before the end of this fiscal year.  The timing of funding and the completion of the asset renewals for the final complex is uncertain at this time.

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

Cash and cash equivalents increased by $1,028,662 for the nine-month period ended June 30, 2024 compared to an increase of $282,192 for the nine-month period ended June 30, 2023. The following table summarizes the sources and uses of cash:

	Nine Months Ended June 30,
Cash Flow Summary	2024	2023
Net cash provided by operating activities	$17,056,186	$23,634,279
Net cash used in investing activities	(16,544,262)	(21,463,979)
Net cash provided by (used in) financing activities	516,738	(1,888,108)
Increase in cash and cash equivalents	$1,028,662	$282,192

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash flows from operating activities for the nine months ended June 30, 2024 decreased by $6,578,093 compared to the same period last year. The table below summarizes the significant components of operating cash flows:

	Nine Months Ended June 30,		Increase/
Cash Flow From Operating Activities:	2024	2023	(Decrease)
Net income	$11,620,074	$10,285,107	$1,334,967
Non-cash adjustments:
Depreciation and amortization	8,285,761	7,431,251	854,510
Equity in earnings	(2,979,823)	(523,581)	(2,456,242)
AFUDC	—	(184,619)	184,619
Changes in working capital and regulatory assets and liabilities:
Accounts receivable	(1,323,520)	289,188	(1,612,708)
Gas in storage	3,953,984	8,720,497	(4,766,513)
Under-recovery of gas cost	1,066,611	1,765,182	(698,571)
Accounts payable	577,245	(2,441,219)	3,018,464
WNA	(1,503,472)	(1,033,653)	(469,819)
Rate refund	(652,018)	976,108	(1,628,126)
Other	(1,988,656)	(1,649,982)	(338,674)
Net cash provided by operating activities	$17,056,186	$23,634,279	$(6,578,093)

The decline in operating cash flows is primarily due to the reduction in the value of gas withdrawn from storage.  The average price of gas in storage during the first nine months of fiscal 2023 was more than $6.50 per DTH compared to approximately $4.25 per DTH during the current fiscal year.  The decrease in the unit cost of gas in storage was attributable to much lower commodity prices during last year's summer storage injections.  Accordingly, as lower-priced gas was withdrawn from storage during the first half of fiscal 2024, cash flow levels were reduced when compared to the same period in fiscal 2023.  Additionally, though the SCC issued its final order in December 2023, Roanoke Gas implemented interim billing rates in January 2023; therefore, the Company began accruing an estimated rate refund representing the amount due customers for the difference between total customer billings at interim rates versus total customer billings at final rates.  Upon SCC approval of final rates, Roanoke Gas issued refunds in February 2024 to all customers that were billed at interim rates since January 2023.  When compared to the nine-month period ending June 30, 2023, the distribution of the rate refund to customers reduced cash available for operations by $1.6 million.

Cash Flows Used in Investing Activities:

Investing activities primarily consist of expenditures related to Roanoke Gas' utility property, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and gas distribution system facilities and expansion of its natural gas system to meet the demands of customer growth.  With the recent approval of its new SAVE Plan and Rider, the Company is continuing its focus on SAVE infrastructure replacement projects, including the replacement of pre-1973 first generation plastic pipe.  New customer demand for natural gas continues to be strong and therefore extending the natural gas distribution system within its service territory is also a priority.  Roanoke Gas' total capital expenditures for the nine-month period ended June 30, 2024 were approximately $16.6 million compared to $19.4 million during the same period last year.  The $2.8 million decrease in expenditures is primarily due to higher investment a year ago related to the completion of the RNG project, which was placed in service in March 2023.  Total fiscal 2024 capital expenditures are expected to exceed $21 million.  Midstream's investment in the LLC was approximately $2.1 million in the first nine months of fiscal 2023.  However, Midstream ceased future participation in capital calls following its May 2023 funding payment based on an agreement with the LLC's managing partner.  Midstream continues to be invested in the LLC; however, its participation percentage is declining with no additional investment.  Now that the MVP is in service, Midstream may incur periodic, future capital investment related to ongoing MVP operations requirements and system improvements.  Midstream has and will continue to make capital investments in Southgate.  The targeted timing for completion of the Southgate project is 2028.

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash Flows Provided by Financing Activities:

Financing activities generally consist of borrowings and repayments under credit agreements, issuance of common stock and the payment of dividends.  Net cash flows provided by financing activities were approximately $517,000 for the nine months ended June 30, 2024, compared to $1.9 million in net cash flows used in financing activities for the same period last year.  The $2.4 million increase in financing cash flows is primarily attributable to net borrowings of $3.3 million under Roanoke Gas' line-of-credit during the first nine months of fiscal 2024 compared to no net borrowings in the same period last year.  Roanoke Gas' increased borrowings were slightly offset by a net decrease in cash of approximately $389,000 associated with Midstream's debt.  Notes 6 and 7 provide details on the Company's line-of-credit and borrowing activity.

In addition, Resources issued a total of 177,906 shares of common stock resulting in net proceeds of $3.5 million, including 85,501 shares through the ATM program in which Resources received $1.7 million, net of fees.  During the same period last year, Resources issued 177,900 shares for $3.6 million, including 127,852 shares through the ATM program for $2.7 million, net of fees.

The current interest rate environment is expected to continue to result in higher year-over-year interest expense associated with the Company's variable-rate debt.

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

With the MVP now in service, Midstream's future cash requirements will relate to regular monthly operating expenses, debt service and capital contributions.  On March 6, 2024, Midstream consolidated the Promissory Notes to one Promissory Note with one lender, increased the capacity of its $23 million credit facility to $25 million and extended the maturity date to December 31, 2025.  Further, on May 2, 2024, Midstream established a new $9 million line of credit facility that matures on May 2, 2026.  With these proceeds, Midstream paid in full the $9 million balance on its note payable that matured on June 1, 2024.  With the extension of its original credit facility and the establishment of the new credit facility, Midstream's total debt service over the succeeding 12 months includes $400,000 to retire maturing debt.  Management believes that it will be able to meet Midstream's cash requirements over the ensuing 12-month period.

As of June 30, 2024, Resources' long-term capitalization ratio was 44% equity and 56% debt.

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

Through June 30, 2024, the Company has evaluated, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls. There were no control changes during the fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

No material proceedings.

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Resources' Annual Report on Form 10-K for the year ended September 30, 2023; the MVP received regulatory approval and went in service in June 2024.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 6 – EXHIBITS

Number	Description
10.1	Credit Agreement between RGC Midstream, LLC and Bank of America, dated May 2, 2024 (incorporated herein by reference to Exhibit 10.5 on Form 10-Q as filed May 3, 2024).
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RGC Resources, Inc.

Date: August 6, 2024	By:	/s/ Timothy J. Mulvaney
Timothy J. Mulvaney
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)