Form 10-K
period 2024-09-30
RGC RESOURCES INC
filed 2024-12-05
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common equity held by non-affiliates of RGC Resources, Inc. as of March 31, 2024, the last business day of the its most recently completed second fiscal quarter, based on the last sale price on that date, as reported by NASDAQ, was approximately $165,308,218.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 30, 2024
Common Stock, $5 Par Value	10,263,191

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the RGC Resources, Inc. Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Parts II and III hereof.

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AIF	Annual Informational Filing

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

ARP

Alternative Revenue Program, regulatory or rate recovery mechanisms approved by the SCC that allow for the adjustment of revenues for certain broad, external factors, or for additional billings if the entity achieves certain performance targets

ASC	Accounting Standards Codification

ASU	Accounting Standards Update as issued by the FASB

ATM	At-the-market program whereby a company can incrementally offer common stock through a broker at prevailing market prices and on an as-needed basis

COBIT	Control Objectives for Information related Technology

Company	RGC Resources, Inc. or Roanoke Gas Company

CPCN	Certificate of Public Convenience and Necessity

DRIP	Dividend Reinvestment and Stock Purchase Plan of RGC Resources, Inc.

DTH	Decatherm (a measure of energy used primarily to measure natural gas)

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act of 1974

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FERC	Federal Energy Regulatory Commission

GAAP	Accounting Principals Generally Accepted in the United States

HDD	Heating degree day, a measurement designed to quantify the demand for energy. It is the number of degrees that a day’s average temperature falls below 65 degrees Fahrenheit

ICC	Inventory carrying cost revenue, an SCC approved rate structure that mitigates the impact of financing costs on natural gas inventory

IRS	Internal Revenue Service

KEYSOP	RGC Resources, Inc. Key Employee Stock Option Plan

LDI

Liability Driven Investment approach, a strategy which reduces the volatility in the pension plan's funded status and expense by matching the duration of the fixed income investments with the duration of the corresponding pension liabilities

LIBOR	London Inter-Bank Offered Rate

LLC	Mountain Valley Pipeline, LLC, a joint venture established to design, construct and operate the Mountain Valley Pipeline and MVP Southgate

LNG	Liquefied natural gas, the cryogenic liquid form of natural gas. Roanoke Gas operates and maintains a plant capable of producing and storing up to 200,000 DTH of liquefied natural gas

MGP	Manufactured gas plant

Midstream	RGC Midstream, LLC, a wholly owned subsidiary of Resources that invests in pipeline projects including MVP and Southgate

MVP

Mountain Valley Pipeline, a FERC-regulated natural gas pipeline connecting the Equitrans' gathering and transmission system in northern West Virginia to the Transco interstate pipeline in south central Virginia with interconnects to Roanoke Gas’ natural gas distribution system

NQDC Plan	RGC Resources, Inc. Non-qualified Deferred Compensation Plan

Normal Weather	The average number of heating degree days based on the most recent 30-year period

PBGC	Pension Benefit Guaranty Corporation

Pension Plan	Defined benefit plan that provides pension benefits to employees hired prior to January 1, 2017 who meet certain years of service criteria

PGA	Purchased Gas Adjustment, a regulatory mechanism, which adjusts natural gas customer rates to reflect changes in the forecasted cost of gas and actual gas costs

Postretirement Plan	Defined benefit plan that provides postretirement medical and life insurance benefits to eligible employees hired prior to January 1, 2000 who meet years of service and other criteria

R&D Tax Credit	Research and development federal tax credit defined under Internal Revenue Code section 41 and the related regulations

Resources	RGC Resources, Inc., parent company of Roanoke Gas and Midstream

RGCO	Trading symbol for RGC Resources, Inc. on the NASDAQ Global Stock Market

RNG	Renewable natural gas

RNG Rider	Renewable Natural Gas Rider, the rate component as approved by the SCC that is billed monthly to the Company’s customers to recover the costs associated with the investment in RNG facilities and related operating costs

Roanoke Gas	Roanoke Gas Company, a wholly owned subsidiary of Resources

ROU Asset	Right of Use Asset

RSPD	RGC Resources, Inc. Restricted Stock Plan for Outside Directors

RSPO	RGC Resources, Inc. Restricted Stock Plan for Officers

SAVE

Steps to Advance Virginia's Energy, a regulatory mechanism per Chapter 26 of Title 56 of the Code of Virginia that allows natural gas utilities to recover the investment, including related depreciation and expenses and provide a return on rate base, in eligible infrastructure replacement projects on a prospective basis without the filing of a formal base rate application

SAVE Plan	Steps to Advance Virginia's Energy Plan, Roanoke Gas' approved operational replacement plan and related spending under the SAVE regulatory mechanism

SAVE Rider

Steps to Advance Virginia's Energy Plan Rider, the rate component of the SAVE Plan as approved by the SCC that is billed monthly to Roanoke Gas' customers to recover the costs associated with eligible infrastructure projects including the related depreciation and expenses and return on rate base of the investment

SCC	Virginia State Corporation Commission, the regulatory body with oversight responsibilities of the utility operations of Roanoke Gas

SEC	U.S. Securities and Exchange Commission

SOC	Security Operations Center

SOFR	Secured Overnight Financing Rate

Southgate	Mountain Valley Pipeline, LLC’s Southgate project, which is contemplated to extend from the MVP in south central Virginia to North Carolina, of which Midstream owns less than 1%

S&P 500 Index	Standard & Poor’s 500 Stock Index

WNA	Weather Normalization Adjustment, an ARP mechanism which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average

Some of the terms above may not be included in this filing

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, Resources may announce or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, investments, inflation, rate making, technological developments, new products, research and development activities, operational impacts and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to those set forth in the following discussion and within Items 1A “Risk Factors” and 1C “Cybersecurity” of this Annual Report on Form 10-K. These factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict” “target,”  “expect,” “objective,” “projection,”  “potential,”  “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could”, “may” or “might”  are intended to identify forward-looking statements.

Forward-looking statements reflect the Company’s current expectations only as of the date they are made. The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.

PART I

Item 1.    Business.

General and Historical Development

Resources was incorporated in the Commonwealth of Virginia on July 31, 1998 and, effective July 1, 1999, its subsidiaries were reorganized into the Resources holding company structure. Resources is currently composed of the following subsidiaries: Roanoke Gas and Midstream.

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

Services

Roanoke Gas maintains an integrated natural gas distribution system to deliver natural gas purchased from suppliers to residential, commercial and industrial users in its service territory. The schedule below is a summary of customers, delivered volumes (expressed in DTHs), revenues and margin as a percentage of the total for each category. For the purposes of this schedule, margin is defined as revenues less cost of gas.

	2024
	Customers	Volume	Revenue	Margin
Residential	91.3%	32.7%	58.5%	63.1%
Commercial	8.6%	29.5%	34.0%	25.3%
Industrial	0.1%	37.8%	6.4%	9.8%
Other	0.0%	0.0%	1.1%	1.8%
Total percent	100.0%	100.0%	100.0%	100.0%
Total value	62,510	10,048,770	$84,533,101	$48,565,114

	2023
	Customers	Volume	Revenue	Margin
Residential	91.3%	33.7%	58.1%	62.8%
Commercial	8.6%	29.2%	34.8%	24.8%
Industrial	0.1%	37.1%	5.9%	10.0%
Other	0.0%	0.0%	1.2%	2.4%
Total percent	100.0%	100.0%	100.0%	100.0%
Total value	62,221	10,185,005	$97,325,307	$45,582,589

Roanoke Gas’ regulated natural gas distribution business accounted for more than 99% of Resources total revenues for fiscal years ending September 30, 2024 and 2023. The tables above indicate that residential customers represent over 91% of the Company’s customer total; however, they represent less than 35% of the total gas volumes delivered and more than half of the Company’s consolidated revenues and margin. Industrial customers primarily include transportation customers that purchase their natural gas directly from a supplier other than the Company and utilize Roanoke Gas’ natural gas distribution system for delivery to their operations. Most of the revenue billed for these customers, which is less than 10% of total revenues, relates only to transportation service, and not to the purchase of natural gas.  Transportation customers account for more than 35% of total natural gas volume deliveries and approximately 10% of margin for the years presented.

The Company’s revenues are affected by changes in gas costs, changes in consumption volume due to weather and economic conditions and changes in the non-gas portion of customer billing rates. Increases or decreases in the cost of natural gas are passed on to customers through the PGA mechanism as explained in Note 1 of the consolidated financial statements.

The Company’s residential and commercial sales are primarily seasonal and subject to temperature sensitivity as the majority of the gas sold by Roanoke Gas to these customers is used for heating. For the fiscal year ended September 30, 2024, approximately 60% of the Company’s total DTH of natural gas deliveries and 72% of the residential and commercial deliveries were made in the five-month period of November through March.

Roanoke Gas relies on multiple interstate pipelines, including those operated by Columbia Gas Transmission Corporation, LLC and Columbia Gulf Transmission Corporation, LLC (together “Columbia”), East Tennessee Natural Gas, LLC (“East Tennessee”), Tennessee Gas Pipeline, Midwestern Gas Transmission Company, Saltville Gas Storage Company, LLC ("Saltville") and Mountain Valley Pipeline, LLC ("Mountain Valley"), to transport natural gas from production and storage fields to Roanoke Gas’ distribution system. Roanoke Gas is directly served by Columbia, East Tennessee and Mountain Valley. Columbia historically has delivered more than 65% of the Company’s required gas supply, with East Tennessee delivering the remainder.  The Mountain Valley Pipeline began operations in June 2024. The rates paid for interstate natural gas transportation and storage services are established by tariffs approved by FERC. The current pipeline and storage contracts expire at various times from calendar 2027 to 2044. The Company anticipates being able to renew these contracts or enter into other contracts to meet customers’ existing demand for natural gas.

The Company manages its pipeline contracts and LNG facility in order to provide for sufficient capacity to meet the current natural gas demands of its customers. The maximum daily winter capacity available for delivery into Roanoke Gas’ distribution system from the current interstate pipelines is 93,606 DTH per day. The LNG facility is capable of storing up to 200,000 DTH of natural gas in a liquid state for use during peak demand. Combined, the pipelines and LNG facility may provide up to 118,606 DTH on a single winter day.

The Company currently contracts with Sequent Energy Management, L.P. to manage its pipeline transportation, storage rights, gas supply inventories and deliveries and serve as the primary supplier of natural gas for Roanoke Gas. Natural gas purchased under the asset management agreement is priced at indexed-based market prices as reported in major industry pricing publications. The current Sequent contract expires March 31, 2025. The Company also contracts with Tenaska Marketing Ventures to manage its pipeline transportation and deliveries on Mountain Valley Pipeline. The current Tenaska contract also expires March 31, 2025.

The Company uses summer storage programs to supplement heating season gas supply requirements. The Company has contracted for 2.4 million DTH of storage capacity from Columbia, Tennessee Gas Pipeline and Saltville in addition to the capacity available at the Company's LNG facility. The balance of the Company’s annual natural gas requirements are met primarily through market purchases made by its asset managers.

In March 2023, Roanoke Gas began operation of its RNG facility.  Total volume produced from RNG is expected to be less than 1% of current system demand.

Competition

The Company’s natural gas utility operates in a regulated, monopolistic environment. Roanoke Gas currently holds the only franchises and/or CPCNs to distribute natural gas in its Virginia service areas. These franchises generally extend for multi-year periods and are renewable by the municipalities, including exclusive franchises in the cities of Roanoke and Salem and the Town of Vinton, Virginia. All three franchises are set to expire December 31, 2035.  In 2019, the SCC issued an order granting a CPCN to furnish gas to all of Franklin County, Virginia. Unlike the CPCNs for the other counties served by Roanoke Gas, the Franklin County CPCN was scheduled to terminate within five years of the date of the order if Roanoke Gas did not furnish gas service to the designated service area.  In November 2023, the SCC granted Roanoke Gas a three-year extension on the CPCN.  Roanoke Gas is now serving the Franklin County area with natural gas delivered through the MVP.

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

Although Roanoke Gas has exclusive rights for the distribution of natural gas in its service area, the Company competes with suppliers of other forms of energy such as fuel oil, electricity, propane and coal. Competition can be intense among the other energy sources with price being the primary consideration. This is particularly true for those industrial applications that have the ability to switch to alternative fuels. The relationship between supply and demand has the greatest impact on the price of natural gas. Greater demand for natural gas for electric generation and other uses can exert upward pressure on the price of natural gas.

Competition from renewable energy sources for generating electricity, such as solar and wind, is likely to increase as the political environment currently favors these energy sources through incentives or by placing restrictions on emissions from the burning of fossil fuels. However, the demand for all forms of energy, including natural gas, is being driven by consumers using more digital platforms and expanding their use of artificial intelligence. Growth in residential and commercial service has been steady as the Company continues to expand its customer base through a combination of extending distribution service and converting other energy users to natural gas.

Regulation

In addition to the regulatory requirements generally applicable to all companies, Roanoke Gas is also subject to additional regulation from federal, state and local authorities. At the federal level, the Company is subject to pipeline safety regulations issued by the Department of Transportation's Pipeline and Hazardous Materials Safety Administration.

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

Human Capital Resources

At September 30, 2024, Resources had 104 full-time employees.  The Company’s business strategy and ability to serve customers relies on employing talented professionals and attracting, training, developing and retaining a skilled workforce. This is particularly relevant as the Company continues to project retirements of key personnel over the next several years.  As the Company's workforce transforms, including departures and retirements, the Company has been successful in engaging the necessary qualified personnel to fill vacancies by reviewing and adjusting its compensation package to remain competitive in the current market environment.

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

The Company’s business operations and information technology systems are targets of cyber attack, and they may be vulnerable to an attack by individuals or organizations intending to disrupt the operations of the Company. Such an attack or cybersecurity incident on the Company’s information technology systems could result in corruption of the Company’s financial information; disruption of services to our customers; the unauthorized release of confidential customer, employee or vendor information; the interruption of natural gas deliveries to our customers; and/or compromise the safety of our distribution, transmission and storage systems. The Company has implemented policies, procedures and controls to prevent and detect these activities; however, there are no guarantees that Company processes will adequately protect against unauthorized access. In the event of a successful attack, the Company could be exposed to material financial and reputational risks, possible disruptions in natural gas deliveries or a compromise of the safety of the natural gas distribution system, as well as be exposed to claims by persons harmed by such an attack, all of which could materially increase the Company's costs to protect against such risks. The Company maintains cyber-insurance coverage, which does not protect the Company from cyber incidents but does provide some potential mitigation of the financial impacts resulting from such attacks. See Item 1C of this Form 10-K for additional discussion.

Volatility in the price and availability of natural gas.

Natural gas purchases represent the single largest expense of the Company. Increasing demand from other areas, including electricity generation, combined with other factors, have placed upward pressure on natural gas commodity prices in the past.  If these factors return and continue for an extended period of time, higher natural gas prices could result in declining usage as well as increases in bad debt expense and increased competition from other energy providers.

Inability to attract and retain professional and technical employees.

The ability to implement the Company’s business strategy and serve customers is dependent upon employing talented professionals and attracting, training, developing and retaining a skilled workforce. As the Company expects key personnel to retire over the next several years, as well as higher mobility trends, failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and skills to new employees, or future availability and cost of contracted labor may adversely affect the ability to manage and operate the Company. In addition, certain specialized knowledge is required of the Company’s technical employees for construction and operation of the natural gas distribution facilities. If the Company is unable to attract and/or retain qualified employees, the Company could experience increased operating costs and expose the Company to other operational, reputational and financial risks.

Availability of sufficient and reliable pipeline capacity.

The Company is currently served directly by three interstate pipelines. These pipelines carry 100% of the natural gas transported to the Company’s distribution system. Depending on weather conditions and the level of customer demand, failure of one or more of these interstate transmission pipelines could have a major impact on the Company’s ability to meet customer demand for natural gas and adversely affect the Company’s earnings as a result of lost revenue and the cost of service restoration. Frequent or prolonged failure could lead customers to switch to alternative energy sources. Hurricanes, floods, fires and other natural or man-made disasters could damage or inhibit production and/or pipeline transportation facilities, which could result in decreased natural gas supplies. Capacity limitations on existing pipeline and storage infrastructure could impact the Company’s ability to obtain additional natural gas supplies, thereby limiting its ability to add new customers or meet increased customer demand thereby limiting future earnings potential.

Inability to complete necessary or desirable pipeline expansion or infrastructure improvement projects.

In order to serve new customers or expand service to existing customers, the Company installs new pipeline facilities and maintains, expands or upgrades its existing distribution, transmission and/or storage infrastructure. Various factors may prevent or delay the completion of such projects or make them more costly, such as the inability to obtain required approval from local, state and/or federal regulatory and governmental bodies, public opposition to the projects, inability to obtain adequate financing, competition for labor and materials, construction delays, cost overruns, and an inability to negotiate acceptable agreements relating to rights-of-way, construction or other material development components. As a result, the Company may not be able to adequately serve existing customers or expand its distribution system to support customer growth. These factors could negatively impact earnings.

Increased dependence on technology may hinder the Company’s business operations and adversely affect its financial condition and results of operations if such technologies fail.

Over the last several years, the Company has implemented or acquired a variety of technological tools including both Company-owned information technology and technological services provided by outside parties. Additionally, the Company is currently upgrading its new financial and customer information systems.  These tools and systems support critical functions including, scheduling and dispatching of service technicians, automated meter reading systems, customer care and billing, revenue recognition, operational plant logistics, and external financial reporting. Issues in the implementation or the failure of these or other similarly important technologies, or the Company’s inability to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder its business operations and adversely impact its financial condition and results of operations.  Although the Company has, when possible, developed alternative sources of technology and built redundancy into its computer networks and tools, there can be no assurance that these efforts would protect against all potential issues related to the loss of any such technologies.

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

The Company competes with other energy providers in its service territory, including those that provide electricity, propane, coal, fuel oil, wind and solar. Price is a significant competitive factor. Higher natural gas costs or decreases in the price of other energy sources may enhance competition and encourage customers to switch to alternative energy sources, thus lowering natural gas deliveries and earnings. Price considerations could also inhibit customer and revenue growth if builders and developers do not perceive, or are regulatorially prevented from installing, natural gas as a better value than other energy options and elect to install heating systems that use energy sources, including those perceived as more environmentally friendly.

REGULATORY RISKS

Laws or regulations associated with ESG matters.

Focus on ESG matters related to, among other things, concerns raised by advocacy groups about climate change, social issues and corporate governance may lead to increased regulatory review, which in turn may lead to new state and federal safety and laws, regulations, guidelines, and enforcement interpretations. Social and corporate governance initiatives retain prominence.  In addition, several federal and state legislative and regulatory initiatives have been proposed and enacted in recent years in an attempt to limit the effects of climate change, including greenhouse gas emissions such as those created by the combustion of fossil fuels, including natural gas. Passage of environmental legislation or implementation of regulations that mandate the use of electric rather than gas appliances, or reductions in greenhouse gas emissions or other similar restrictions could have a negative effect on the Company’s core operations and its investment in the LLC. Such legislation could impose limitations on greenhouse gas emissions, require funding of new energy efficiency objectives, impose new operational requirements or lead to other additional costs to the Company. Regulations restricting or prohibiting the use of coal as a fuel for electric power generation has increased the demand for natural gas, and could at some point potentially result in natural gas supply concerns and higher costs for natural gas. Legislation or regulations could limit the exploration and development of natural gas reserves, making the price of natural gas less competitive and less attractive as a fuel source for consumers. Future legislation could also place limitations on the amount of natural gas used by businesses and homeowners to reduce the level of emissions, resulting in reduced deliveries and earnings or provide incentives to customers to utilize alternative energy sources not associated with fossil fuels.

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

The Company’s natural gas distribution operations are regulated by the SCC. The SCC approves the rates that the Company charges its customers.  During periods of enhanced inflationary pressure or the incurrence of significant additional costs, if the SCC did not timely authorize rates that provide for the recovery of such costs including a reasonable rate of return on investment in natural gas distribution facilities, earnings could be negatively impacted.

Furthermore, issuance of debt and equity by Roanoke Gas is also subject to SCC regulation and approval. Delays or lack of approvals could inhibit the ability to access capital markets and negatively impact liquidity or earnings.

FINANCIAL RISKS

Access to capital to maintain liquidity.

The Company relies on a variety of capital sources to operate its business and fund capital expenditures, including internally generated cash from operations, short-term borrowings under its line-of-credit, proceeds from the issuance of additional shares of its common stock and other sources. Access to a line-of-credit is essential to provide seasonal funding of natural gas operations and provide capital budget bridge financing. Access to capital markets and other long-term funding sources is important for refinancing and capital outlays. The ability of the Company to secure longer-term financing and to maintain and renew its line-of-credit is critical to operations. Adverse market trends, market disruptions or deterioration in the financial condition of the Company could increase the cost of borrowing, restrict the Company's ability to issue additional shares of its common stock or otherwise limit the Company’s ability to secure adequate funding.

Investment in Mountain Valley Pipeline, LLC.

The MVP went into service in June 2024. The LLC’s gas infrastructure facilities are subject to many operational risks. Operational risks could result in, among other things, lost revenues due to prolonged outages, increased expenses due to monetary penalties or fines for compliance failures, liability to third parties for property damage and personal injury, a failure to perform under applicable sales agreements and associated loss of revenues from terminated agreements or liability for liquidated damages under continuing agreements. The consequences of these risks, if realized, could adversely affect the LLC’s business, cash flows, financial condition, results of operations and prospects. Uncertainties and risks inherent in operating and maintaining the LLC's facilities include, but are not limited to, risks associated with facility start-up operations, such as whether the facility will achieve projected operating performance on schedule and otherwise as planned. The LLC’s business, cash flows, financial condition, results of operations and prospects potentially could be adversely affected by weather conditions, including, but not limited to, the impact of severe weather. Threats of terrorism and catastrophic events resulting from terrorism, sabotage, cyber-attacks, or individuals and/or groups attempting to disrupt the LLC’s business, or the businesses of third parties, may materially adversely affect the LLC’s business, financial condition, results of operations and prospects.

Any adverse developments, such as those noted above, could have a significant effect on the LLC and the Company's earnings, cash flows and financial position, and materially impact Resources' consolidated financial position and results of operations, including Resources' ability to pay shareholder dividends at the current level or remain in compliance with credit agreement covenants.

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

The Company is subject to federal and state income taxes as prescribed by the laws within the United States.  Significant judgments are required in determining the provisions for income taxes. In preparing its tax provisions and returns, the Company must make calculations and assumptions regarding tax treatment of various transactions including the applicability of tax credits.  The Company’s tax returns are subject to examination by the IRS and state tax authorities as disclosed in Note 9 of the consolidated financial statements. Although the Company utilizes the assistance of tax professionals in the preparation of its tax returns, there can be no assurance as to the outcome of these examinations.  If the ultimate determination from an examination results in additional taxes above the amount reflected in its financial statements, the Company may record any additional income tax expenses as may be required including any interest and penalties that might result.

The cost of providing post-retirement benefits.

The Company provides certain pension and post-retirement benefits. The costs of providing defined benefit pension and retiree medical plans are dependent on a number of factors such as the rates of return on plan assets, discount rates used in determining plan liabilities, the level of interest rates used to measure the required minimum funding levels of the plan, future government regulation, changes in life expectancy and required or voluntary contributions made to the plan. Changes in actuarial assumptions and differences between the assumptions and actual results, as well as a significant decline in the value of investments that fund these plans, if not offset or mitigated by a decline in plan liabilities, could increase the expense of these plans and require significant additional funding. Although the Company has soft-frozen both plans to limit future growth in each plan's liabilities, ongoing funding obligations and expenses could have a material impact on the Company's financial position, results of operation and cash flows should there be a material reduction in the amount of the recovery of these costs through rates currently charged to customers or significant delays in the timing of the recovery of such costs.

Exposure to market risks.

The Company is subject to market risks that are beyond the Company’s control, such as commodity price volatility and interest rate risk. The Company is generally isolated from commodity price risk through the PGA mechanism.  With respect to interest rate risk, there has been significant movement in interest rates in recent years.  Much of the Company's outstanding debt is comprised of fixed rate notes or have interest rate swaps in place.  However, higher interest rates do impact the Company through higher borrowing costs on Roanoke Gas' line-of-credit and Midstream's variable rate credit facilities as well as any future borrowings by the Company.

Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity.

Risk Management and Strategy

In an effort to mitigate cyber intrusions, the Company has implemented a cybersecurity program intended to protect and preserve the integrity, confidentiality and reliability of data and systems. Cybersecurity risks are a key component of the Company's overall risk management, is integrated into other corporate processes and goes beyond the Company to certain vendors or suppliers. The Company has instituted certain cybersecurity requirements, interacted with various external organizations including its state regulator, and participated in proprietary briefings by industry experts to maintain an awareness of current cybersecurity threats and vulnerabilities.

The Company's cybersecurity program fundamentally aligns with the COBIT framework.  This is reflected in our related policies, practices and procedures. We have multiple layers of security controls as well as a third-party SOC that helps identify, avoid and mitigate cybersecurity threats. The evaluation of risks includes consideration of cybersecurity and privacy risk, including (1) potential impact on the Company's employees, customers, and other stakeholders, (2) intelligence briefings on notable cyber events impacting the industry and (3) evaluation of external threats. The Company utilizes internal and third-party assessment tools and tests to evaluate its cyber risk policies, practices and procedures as well as to challenge how its defenses are built and deployed. These assessments provide opportunities for critical self-analysis, constructive feedback from third parties, and learnings from industry experts to enhance cyber resilience. Both formal and informal cybersecurity awareness trainings are provided to employees to help identify and avoid cybersecurity threats and to ensure employees understand the Company's cyber risk management policies along with the key role they play to ensure cyber hygiene. The Company has established a cybersecurity incident response team that includes the CEO, CFO, VP of HR, IT Director and other personnel. The Company has also retained counsel to advise on cybersecurity matters.

The Company's current security posture and regulatory compliance efforts are intended to address evolving and changing cyber threats. During the past three years, the Company has not experienced a cybersecurity incident resulting in a material impact to its business strategy, results of operations, or financial condition. The Company has identified the risk that a hostile cyber intrusion could severely impair the Company's operations, lead to disclosure of confidential information, damage the Company's reputation or otherwise have an adverse effect on the Companies' business as disclosed within Item 1A. Risk Factors.

Governance

The Company's Board of Directors, including its Audit Committee, provides oversight of the Company’s risks from cybersecurity threats. Management, including the CEO, CFO and IT personnel, presents formal reports to the Audit Committee and to the full board at least annually, as well as whenever cyber events warrant update.

Item 2.    Properties.

Included in “Utility Property” on the Company’s consolidated balance sheet are storage plant, transmission plant, distribution plant and general plant of Roanoke Gas consistent with other natural gas utilities. The Company has approximately 1,180 miles of transmission and distribution pipeline representing 91% of the total utility property. The transmission and distribution pipelines are located on or under public roads, highways or private property for which the Company has obtained the legal authorization and rights to operate.

Roanoke Gas currently owns and operates eleven metering stations through which it measures and regulates the gas being delivered by its suppliers. These stations are located at various points throughout the Company’s distribution system.

Roanoke Gas owns a liquefied natural gas storage facility located in its service territory that has the capacity to store up to 200,000 DTH of natural gas.

Roanoke Gas also began operation of an RNG facility, that it owns, during fiscal 2023 as part of a cooperative agreement with the local water authority to produce commercial quality biogas at the regional pollution control facility. The Company leases the land upon which the RNG facility is located.

The Company’s executive, accounting and business offices, along with its operations departments, are located on Kimball Avenue in Roanoke, Virginia.

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

	Range of Bid Prices		Cash Dividends
Year Ending September 30, 2024	High	Low	Declared
First Quarter	$21.69	$15.42	$0.2000
Second Quarter	21.34	18.08	0.2000
Third Quarter	21.51	18.90	0.2000
Fourth Quarter	22.92	19.20	0.2000

Year Ending September 30, 2023
First Quarter	$24.54	$20.70	$0.1975
Second Quarter	24.45	22.10	0.1975
Third Quarter	23.84	18.12	0.1975
Fourth Quarter	20.40	16.70	0.1975

As of November 29, 2024, there were 927 holders of record of the Company’s common stock. This number does not include all beneficial owners of common stock who hold their shares in “street name."

A summary of the Company’s equity compensation plans follows as of September 30, 2024:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	28,000	$18.98	495,729
Equity compensation plans not approved by security holders	—	—	—
Total	28,000	$18.98	495,729

Item 6.    [Reserved].

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 62,500 residential, commercial and industrial customers in Roanoke, Virginia, and the surrounding localities, through its Roanoke Gas subsidiary.  Midstream, a wholly owned subsidiary of Resources, is a less than 1% investor in both the MVP and Southgate. More information regarding the investment in MVP is provided below and under the Equity Investment in Mountain Valley Pipeline section.

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

Beginning January 1, 2023, Roanoke Gas implemented interim, non-gas base rates designed to provide $8.55 million in additional annual revenues in response to higher operating costs and to recover its investment in non-SAVE related projects since the prior non-gas base rate increase in fiscal 2019. Revenues from the SAVE Plan and Rider were incorporated into the interim, non-gas base rates. On December 19, 2023, the SCC issued a final order approving a non-gas base rate increase of $7.45 million. The order also directed Roanoke Gas to refund the excess revenues collected during the time the interim rates were in effect with interest. Refunds to customers, which were accrued in fiscal 2023 and reflected in regulatory liabilities, were made in February 2024. On February 2, 2024, primarily in response to continued inflationary pressures, Roanoke Gas filed for a non-gas base rate increase of $4.33 million.  The filing also reflected an increase in the Company's authorized return on equity from 9.44% to 10.35%. The new interim non-gas base rates went into effect for customer billings on or after July 1, 2024, subject to refund. On October 16, 2024, the Company reached a settlement with the SCC staff on all outstanding issues in the case.  Under the terms of the settlement, the Company agreed to an annual incremental revenue requirement increase of $4.08 million based on a return on equity of 9.90%.

Following extended periods of regulatory and judicial delays, as well as receipt of authorization from the FERC, the MVP entered into service on June 14, 2024 and became available for interruptible or short-term firm transportation service. On July 1, 2024, the MVP commenced long-term firm capacity obligations. See the Equity Investment in Mountain Valley Pipeline section for additional information on the MVP.

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

The SAVE Plan and Rider provides the Company with a mechanism through which it recovers costs related to SAVE qualified infrastructure investments on a prospective basis, until such time a formal rate application is filed incorporating these investments in non-gas base rates.  The SAVE Plan and Rider were reset effective January 1, 2023, when the recovery of all prior SAVE Plan investment was incorporated into the new non-gas base rates.  Roanoke Gas filed and received approval from the SCC for a new SAVE Plan and Rider with new rates placed into effect on October 1, 2023, and as a result, SAVE Plan revenues declined to approximately $461,000 in fiscal 2024 from approximately $1,104,000 in fiscal 2023.  Roanoke Gas filed and received approval from the SCC for an updated annual SAVE Rider rate to become effective October 1, 2024 that will result in approximately $1,389,000 of SAVE-related revenues during fiscal 2025. See Note 4 of the consolidated financial statements for additional information regarding the SAVE Plan and Rider.

The WNA mechanism reduces the volatility in earnings due to the variability in temperatures during the heating season. The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with a level of price protection when the weather is colder than normal. The WNA allows the Company to recover from customers the lost margin, excluding gas costs, from the impact of warmer-than-normal weather and correspondingly requires the Company to refund to customers the excess margin earned for colder-than-normal weather.  The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day and thereby estimates the revenue adjustment based on weather variance from normal.  Any billings or refunds related to the WNA are completed following each WNA year, which extends for the 12-month period from April to March. The Company recorded approximately $3,761,000 and $3,005,000 in additional revenues under the WNA for weather that was approximately 20% and 16% warmer than normal for the fiscal years ended September 30, 2024 and 2023, respectively.  The number of heating degree days used to determine normal can change annually as a new year is added to the 30-year period and the oldest year is removed. As a result of adding warmer than normal years to replace colder years, the number of heating degree days that defines normal has trended downward over the last several years.

The Company also has an approved rate structure that mitigates the impact of financing costs of its natural gas inventory. Under this rate structure, Roanoke Gas recognizes revenue by applying the ICC factor, based on the Company’s weighted-average cost of capital, including interest rates on short-term and long-term debt, and the Company’s authorized return on equity, to the average cost of natural gas inventory during the period.  Total ICC revenues decreased from approximately $967,000 in fiscal 2023 to $728,000 in fiscal 2024 due to lower natural gas commodity prices during the 2023 summer storage injection season resulting in a lower average cost of natural gas in storage.  The average price of gas in storage at September 30, 2024 declined by 23% compared to the same period last year.  Accordingly, fiscal 2025 ICC revenues are expected to continue to remain below the prior year's levels.

In March 2023, Roanoke Gas began the operation of the RNG facility to produce commercial quality biogas for delivery into its distribution system through a cooperative agreement with the Western Virginia Water Authority.  With SCC approval, Roanoke Gas is allowed to recover the costs associated with the investment in RNG facilities and related operating costs through an RNG Rider added to customer bills.  The customer benefits from this program through the monetization of environmental credits generated through RNG production, in which these credits are returned to customers through the RNG Rider.  Total RNG revenue increased from approximately $712,000 in fiscal 2023 to $1,629,000 in fiscal 2024 as the facility was operational for a full twelve months in the current year compared to seven months in the prior year. See Note 4 of the consolidated financial statements for more information on RNG.

The cost of natural gas is a pass-through cost and is independent of the Company's non-gas rates. Accordingly, the Company's approved billing rates include a component designed to allow for the recovery of the cost of natural gas used by its customers. This rate component, referred to as the PGA, allows the Company to pass along to its customers increases and decreases in natural gas costs through a quarterly filing (or more frequent if necessary) with the SCC. Once SCC approval is received, the Company adjusts the gas cost component of its rates.  As actual costs and usage will differ from the projections used in establishing the PGA rate, the Company will either over-recover or under-recover its actual gas costs during the period. The difference between actual costs incurred and costs recovered through the application of the PGA is recorded as a regulatory asset or liability. At the end of the annual deferral period, the balance is amortized over an ensuing 12-month period as amounts are reflected in customer billings.

Inflation and Rising Prices

Natural gas commodity, delivery and storage capacity costs constitute the single largest expense of the Company, representing 53% of fiscal 2024 total operating expenses.  After peaking in December 2022, natural gas commodity prices decreased significantly through the remainder of fiscal 2023 and fiscal 2024.   The decline in prices was primarily due to improved supply availability resulting from a warm winter season.  Roanoke Gas recovers natural gas costs through the PGA mechanism as noted above; however, in times where commodity prices rapidly increase, the timing of recovery may lag.  Increasing natural gas prices, especially in relation to other energy options, may lead to reductions in energy consumption through customer conservation or fuel switching.  In addition, there is potential for higher bad debts related to customers' inability to pay higher natural gas bills.

Inflation, due to supply chain delays, labor shortages and limited availability of critical supplies, among other factors, affects the Company through increases in non-gas expenses such as labor, employee benefits, materials and supplies, contracted services, corporate insurance and other areas.  The Company recovers non-gas related costs through the non-gas portion of its tariff rates, which are adjusted through a non-gas base rate application. Unlike the rate adjustments for the gas portion of rates which are done administratively, the non-gas base rate application process can result in an inherent lag in non-gas expense recovery.  Therefore, authorized non-gas base rates may not keep pace with rising costs during inflationary periods.  Management regularly evaluates the Company's operations, economic conditions and other factors to assess the need to apply for a non-gas base rate adjustment. Accordingly, management filed a non-gas rate application in February 2024 to incorporate increased expense levels from continued inflationary pressures since the last non-gas base rate application.  These new non-gas base rates were implemented effective July 1, 2024, subject to refund.  See Note 4 of the consolidated financial statements for more information, including reaching settlement with SCC staff.

Results of Operations

The analysis on the results of operations is based on the consolidated operations of the Company, which are primarily associated with the utility segment. Additional segment analysis is provided when Midstream's investment in affiliates represents a significant component of the comparison.  Net income increased by $461,614 from the prior year primarily due to AFUDC and earnings from the MVP and the implementation of new non-gas base rates effective July 1, 2024, partially offset by increased inflationary pressures on operating expenses and higher interest rates.

The Company's operating revenues are affected by the cost of natural gas, as reflected in the consolidated statement of income under the line item cost of gas - utility. The cost of natural gas, which includes commodity price, transportation, storage, injection and withdrawal fees, with any increase or decrease offset by a correlating change in revenue through the PGA, is passed through to customers at cost.  Accordingly, management believes that gross utility margin, a non-GAAP financial measure defined as utility revenues less cost of gas, is a useful and relevant measure to analyze financial performance. The term gross utility margin is not intended to represent or replace gross margin, the most comparable GAAP financial measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies. A reconciliation between gross utility margin and gross margin is presented under the Gross Utility Margin section below.

The following results of operations analyses will reference gross utility margin.

Fiscal Year 2024 Compared with Fiscal Year 2023

The tables below reflect operating revenues, volume activity and heating degree days.

Operating Revenues
Year Ended September 30,	2024	2023	Increase / (Decrease)	Percentage
Gas utility	$84,533,101	$97,325,307	$(12,792,206)	(13)%
Non utility	108,131	114,458	(6,327)	(6)%
Total operating revenues	$84,641,232	$97,439,765	$(12,798,533)	(13)%

Delivered Volumes
Year Ended September 30,	2024	2023	Increase / (Decrease)	Percentage
Regulated natural gas (DTH)
Residential and commercial	6,252,546	6,408,436	(155,890)	(2)%
Transportation and interruptible	3,796,224	3,776,569	19,655	1%
Total delivered volumes	10,048,770	10,185,005	(136,235)	(1)%
HDD	3,094	3,290	(196)	(6)%

Total gas utility operating revenues for the year ended September 30, 2024 decreased by 13% from the year ended September 30, 2023 primarily due to significantly lower natural gas commodity prices and lower deliveries due to warmer weather more than offsetting the implementation of a non-gas base rate increase and increases in WNA and RNG revenues.  Natural gas commodity prices for fiscal 2024 purchases declined by 43% per DTH from the prior year and the total commodity component of gas costs decreased by 44% per DTH from the prior year. Total gas costs, including pipeline and storage demand charges, decreased by 29% compared to a year ago, which corresponds to a 31% decline in the gas cost component included in total customer billing rate. Corresponding to the lower average price of natural gas in storage during 2024, ICC revenues declined 25%.  In addition, total heating degree days decreased by 6% from the same period last year, resulting in a 2% decline in the weather-sensitive residential and commercial volumes, while transportation and interruptible volumes, primarily driven by business activity rather than weather, increased by 1%.  The non-gas base rate increases implemented in 2023 and 2024 were the main contributing factors to an approximate $1.7 million increase in non-gas volumetric revenues, net of lower delivered volumes, and a $522,000 increase in customer base charge revenue.  Additionally, the operation of the RNG facility for a full twelve months in the current year compared to seven months in the prior year resulted in increased revenues of approximately $917,000.

Gross Utility Margin

Year Ended September 30,	2024	2023	Increase	Percentage
Gas utility revenues	$84,533,101	$97,325,307	$(12,792,206)	(13)%
Cost of gas - utility	35,967,987	51,742,718	(15,774,731)	(30)%
Gross utility margin	$48,565,114	$45,582,589	$2,982,525	7%

Gross utility margin increased over the prior fiscal year primarily as a result of the implementation of new non-gas base rates, net of SAVE, WNA and RNG revenue, offset by the reductions in ICC revenues. When adjusted for WNA, the volumetric margin increased by approximately $2,430,000. Base charge revenues increased by approximately $522,000 due to the non-gas base rate increase. The RNG Rider contributed an additional $917,000 to margin, as it was operational for all twelve months of fiscal 2024 compared to seven months during fiscal 2023, and ICC revenue declined by $239,000 due to lower cost of gas in storage.

The changes in the components of the gross utility margin are summarized below:

	Years Ended September 30,		Increase
	2024	2023	(Decrease)
Customer base charge	$16,235,406	$15,713,521	$521,885
SAVE Plan	460,758	1,103,547	(642,789)
Volumetric	25,600,298	23,925,200	1,675,098
WNA	3,760,540	3,005,249	755,291
ICC	727,825	966,851	(239,026)
RNG	1,628,926	712,362	916,564
Other revenues	151,361	155,859	(4,498)
Total	$48,565,114	$45,582,589	$2,982,525

Reconciliation between gross utility margin and gross margin is presented below:

	Gas Utility	Investment in Affiliates	Consolidated Total
For the Year Ended September 30, 2024:
Operating revenues
Gas utility	$84,533,101	$—	$84,533,101
Non utility	108,131	—	108,131
Total operating revenues	84,641,232	—	84,641,232
Cost of sales
Cost of gas - utility	(35,967,987)	—	(35,967,987)
Cost of sales - non utility	(24,003)	—	(24,003)
Depreciation and amortization	(10,518,094)	—	(10,518,094)
Operations and maintenance	(18,215,354)	(133,486)	(18,348,840)
Corporate and other	—	—	(5,896)
Total operations and maintenance	(18,215,354)	(133,486)	(18,354,736)
Total cost of sales	(64,725,438)	(133,486)	(64,864,820)
Gross margin (GAAP)	19,915,794	(133,486)	19,776,412
Corporate and other, net	(84,128)	—	(78,232)
Depreciation and amortization	10,518,094	—	10,518,094
Operations and maintenance	18,215,354	133,486	18,348,840
Gross utility margin (Non-GAAP)	$48,565,114	$—	$48,565,114

	Gas Utility	Investment in Affiliates	Consolidated Total
For the Year Ended September 30, 2023:
Operating revenues
Gas utility	$97,325,307	$—	$97,325,307
Non utility	114,458	—	114,458
Total operating revenues	97,439,765	—	97,439,765
Cost of sales
Cost of gas - utility	(51,742,718)	—	(51,742,718)
Cost of sales - non utility	(25,603)	—	(25,603)
Depreciation and amortization	(9,764,678)	—	(9,764,678)
Operations and maintenance	(15,669,677)	(229,650)	(15,899,327)
Corporate and other	—	—	(4,645)
Total operations and maintenance	(15,669,677)	(229,650)	(15,903,972)
Total cost of sales	(77,202,676)	(229,650)	(77,436,971)
Gross margin (GAAP)	20,237,089	(229,650)	20,002,794
Corporate and other, net	(88,855)	—	(84,210)
Depreciation and amortization	9,764,678	—	9,764,678
Operations and maintenance	15,669,677	229,650	15,899,327
Gross utility margin (Non-GAAP)	$45,582,589	$—	$45,582,589

Operations and Maintenance Expense - Operations and maintenance expense increased by $2,450,764, or 15%, over the prior year primarily due to inflationary effects on personnel costs, professional services, costs associated to operate and maintain the RNG facility and lower capitalized overheads. Personnel costs increased by approximately $1,094,000 due to increased staffing and the inflationary impact on salaries and benefits as well as awards of restricted stock. During fiscal 2023, no performance-based restricted stock was awarded, but was reinstated in fiscal 2024. Professional services expenses increased approximately $270,000 primarily due to increased external audit fees, actuarial services, recruiting costs and IT support. Further, costs associated with the RNG facility increased approximately $299,000, as the facility was only operational during seven months of the prior year as compared to all twelve months in the current year. Total capitalized construction overheads declined by approximately $429,000 compared to the prior year primarily due to a reduction in direct construction expenditures related to the RNG project, which was completed in fiscal 2023. Corporate insurance premiums accounted for much of the remaining cost increase.

Taxes Other Than Income Taxes - Taxes other than income taxes increased by $370,338, or 16%, primarily due to higher property tax rates and growth in utility property, as well as increases in payroll taxes related to increased staffing and compensation.

Depreciation and Amortization - Depreciation and amortization expense increased by $753,416, or 8%, corresponding to a similar increase in net additions to depreciable utility property.

Equity in Earnings of Unconsolidated Affiliate - The equity in earnings of the MVP investment increased by $1,766,881 associated with the recognition of AFUDC as a result of MVP construction activities continuing through May 2024. With the MVP in service, the Company now recognizes its share of operational earnings from the MVP, favorably adjusted for the amortization of a basis difference that arose when the Company recorded an other-than-temporary impairment of its investment in 2022. See Note 5 of the consolidated financial statements for additional information related to the MVP.

Other Income, Net - Other income increased by $382,233, or 59%, primarily due an increase of approximately $471,000 related to donations of certain natural gas distribution assets from a local housing authority.  Additionally, revenue sharing related to the asset management agreements increased by approximately $239,000. These increases were offset by an approximate $286,000 decrease in AFUDC related to the RNG facility, which was placed in service in March 2023, and approximately $62,000 less interest income.

Interest Expense - Total interest expense increased by $886,080, or 16%, primarily due to higher interest rates on the Company's variable rate debt and, to a lesser extent, higher borrowing levels. The weighted-average interest rate on the Company's total debt increased from 3.83% during fiscal 2023 to 4.27% during fiscal 2024, representing a 12% increase in the average rate. Total average debt outstanding during fiscal 2024 increased by 3% from fiscal 2023. Total borrowing levels were mitigated by equity issues through the ATM in fiscal 2024.

Roanoke Gas' interest expense increased by $484,454, or 15%, as total average debt outstanding increased by approximately $5,600,000 associated with net borrowings under the Company's line-of-credit. The average interest rate increased slightly from 3.51% in fiscal 2023 to 3.72% in fiscal 2024. All of Roanoke Gas' long-term debt carry fixed rates either due to fixed rate notes or with variable rate debt that has a corresponding swap agreement. See Note 6 and 7 of the consolidated financial statements for more information on the Company's debt.

Midstream's interest expense increased by $401,626, or 17%, as the average interest rate on Midstream's total debt increased from 4.32% to 5.21% related to higher interest rates on the variable rate credit facilities that were refinanced in 2024, net of an approximate $1,600,000 decrease in total average debt outstanding during the period.

The current interest rate environment may result in lower interest costs associated with the Company's variable rate debt.

Income Taxes - Income tax expense increased by $204,700, or 6%, corresponding to an increase in pre-tax income. The effective tax rate was 23.9% and 23.6% for fiscal 2024 and 2023, respectively. The effective tax rate is below the combined statutory state and federal rate due to the amortization of excess deferred taxes and tax credits. See Note 9 of the consolidated financial statements for the impact of tax credits on the effective tax rate.

Earnings Per Share and Dividends - Basic and diluted earnings per share were $1.16 in fiscal 2024 compared to $1.14 per share in fiscal 2023. Dividends declared per share of common stock were $0.80 in fiscal 2024 compared to $0.79 in fiscal 2023.

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

Cash and cash equivalents decreased by approximately $618,000 in fiscal 2024 compared to $3.4 million in fiscal 2023. The following table summarizes the categories of sources and uses of cash:

Cash Flow Summary	Years Ended September 30,
	2024	2023
Net cash provided by operating activities	$17,433,625	$23,796,700
Net cash used in investing activities	(22,033,632)	(27,402,118)
Net cash provided by financing activities	3,981,761	218,935
Net decrease in cash and cash equivalents	$(618,246)	$(3,386,483)

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

Cash flows from operating activities decreased by $6.4 million from the prior year. The table below summarizes the significant components operating cash flow:

	Years Ended September 30,		Increase
Cash Flows From Operating Activities:	2024	2023	(Decrease)
Net income	$11,760,896	$11,299,282	$461,614
Non-cash adjustments:
Depreciation	10,518,094	9,993,206	524,888
Equity in earnings	(3,851,871)	(2,084,990)	(1,766,881)
AFUDC	—	(362,685)	362,685
Changes in working capital and regulatory assets and liabilities:
Accounts receivable and customer deposits, net	(275,196)	1,393,153	(1,668,349)
Inventories and gas in storage	2,568,942	5,285,142	(2,716,200)
Prepaid income taxes	865,475	(139,789)	1,005,264
Change in under collection of gas costs	(1,306,907)	(66,760)	(1,240,147)
Change in under collection of RNG revenues	(533,260)	(797,804)	264,544
Rate refund	(614,518)	652,018	(1,266,536)
Other	(1,698,030)	(1,374,073)	(323,957)
Net cash provided by operating activities	$17,433,625	$23,796,700	$(6,363,075)

The decline in operating cash flows is primarily due to the reduction in the value of gas withdrawn from storage. The average price of gas in storage during fiscal 2023 was more than $6.00 per DTH compared to approximately $4.00 per DTH during the current fiscal year. The decrease in the unit cost of gas in storage was attributable to much lower commodity prices during last year's summer storage injections as compared to fiscal 2022.  Accordingly, as lower-priced gas was withdrawn from storage during fiscal 2024, cash flow levels were reduced when compared to fiscal 2023. Additionally, though the SCC issued its final order in December 2023, Roanoke Gas implemented interim billing rates in January 2023; therefore, the Company began accruing an estimated rate refund representing the amount due customers for the difference between total customer billings at interim rates versus total customer billings at final rates. Upon SCC approval of final rates, Roanoke Gas issued refunds in February 2024 to all customers that were billed at interim rates since January 2023. When compared to the prior year, the distribution of the rate refund to customers reduced cash available for operations by $1.3 million.

Cash Flows Used in Investing Activities:

Investing activities primarily consist of expenditures related to Roanoke Gas' utility property, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and gas distribution system facilities and expansion of its natural gas system to meet the demands of customer growth.  Roanoke Gas' expenditures were approximately $22.1 million and $25.3 million in fiscal 2024 and 2023, respectively. The $3.2 million decrease in expenditures is primarily due to higher prior-year investment for the RNG project, which was placed in service in March 2023. Roanoke Gas renewed 5.4 miles of main and 412 service lines and 5.7 miles of main and 452 service lines in fiscal years 2024 and 2023, respectively. With the recent approval of its new SAVE Plan and Rider, the Company is continuing its focus on SAVE infrastructure replacement projects, including the replacement of pre-1973 first generation plastic pipe. New customer demand for natural gas continues to be strong and therefore extending the natural gas distribution system within its service territory is also a priority. Roanoke Gas’ capital expenditures included costs to extend natural gas distribution mains and services to 521 customers in fiscal 2024, compared to 430 customers in fiscal 2023.

Capital expenditures are expected to be approximately $22 million annually over the next few years as Roanoke Gas continues to focus on its SAVE Plan, as well as system improvements and customer growth. The Company expects to utilize its operating cash flows and credit facilities, as well as to consider additional long-term debt and equity capital, to meet the funding requirements of these planned expenditures.

Investing cash flows also reflects the fiscal 2024 funding of approximately $18,000 for Midstream's participation in the LLC, down from the $2.1 million in fiscal 2023.  Midstream ceased future participation in capital calls following its May 2023 funding payment based on an agreement with the LLC's managing partner. Midstream continues to be invested in the LLC; however, its ownership percentage declined as it did not make additional investments. Now that the MVP is in service, Midstream will incur normal periodic capital investment related to ongoing MVP operations requirements and system improvements, in which it will again participate. Midstream has and will continue to make capital investments in Southgate. The targeted timing for completion of the Southgate project is 2028.

Cash Flows Provided by Financing Activities:

Financing activities generally consist of borrowings and repayments under credit agreements, issuance of common stock and the payment of dividends. Net cash flows provided by financing activities were approximately $4.0 million and $200,000 in fiscal 2024 and 2023, respectively.  The $3.8 million increase in financing cash flows is primarily attributable to net borrowings of $6.8 million under Roanoke Gas' line-of-credit during fiscal 2024 compared to $4.3 million in net borrowings in the prior year. Additionally, Midstream borrowed a net amount of $680,000 during fiscal 2024 from its amended credit facility compared to net repayments of approximately $196,000 in the prior year.  During fiscal 2024, the Company realized $4.7 million from the issuance of 234,645 shares through the ATM program and DRIP activity compared to $3.9 million received from the issuance of 194,719 shares from those same activities, as well as the exercise of stock options, during the prior year.  Cash outflows for dividend payments were $8.0 million as the annualized dividend rate increased from $0.79 to $0.80 per share and total outstanding shares increased as a result of the stock issuance activity. The Company’s consolidated capitalization was 44.1% equity and 55.9% long-term debt at September 30, 2024, exclusive of unamortized debt expense. This compares to 44.4% equity and 55.6% long-term debt at September 30, 2023.

The current interest rate environment may result in lower interest costs associated with the Company's variable rate debt.

Management regularly evaluates the Company’s liquidity through a review of its available financing resources and its cash flows. Resources maintains the ability to raise equity capital through its ATM program, private placement or other public offerings. Management believes Roanoke Gas has access to sufficient financing resources to meet its cash requirements for the next year, including the line of credit and the two private shelf facilities. The first shelf facility provides for the issuance of up to $40 million in unsecured notes in addition to the $28 million previously issued.  This shelf agreement is scheduled to expire on December 6, 2025.  The second facility provides for the issuance of up to $70 million in unsecured notes during its current term, which expires September 30, 2025.

Roanoke Gas may also adjust capital spending as necessary, if such a need would arise. With the MVP now in service, Midstream's future cash requirements will relate to regular monthly operating expenses, debt service and capital contributions. The Company received its first cash distribution from MVP of approximately $800,000 in October 2024, and should receive similar distributions quarterly. On March 6, 2024, Midstream refinanced its Promissory Notes with one lender, increased the capacity of its $23 million credit facility to $25 million and extended the maturity date to December 31, 2025. Further, on May 2, 2024, Midstream established a new $9 million line of credit facility that matures on May 2, 2026. With these proceeds, Midstream paid in full the $9 million balance on its note payable that matured on June 1, 2024. With the extension of its original credit facility and the establishment of the new credit facility, Midstream's total debt repayment over the succeeding 12 months is $800,000 in principal payments. Management believes that it will be able to meet Midstream's cash requirements over the ensuing 12-month period with its quarterly cash distributions from MVP.

Notes 6 and 7 of the consolidated financial statements provide details on the Company's line-of-credit and borrowing activities.

ATM Program

Resources issued 129,164 shares of common stock for $2,635,200, net of $67,569 in fees, under the ATM program for the year ended September 30, 2024.  For the year ended September 30, 2023, Resources issued 127,852 shares of common stock for $2,713,020, net of $69,565 in fees, under the ATM program.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Equity Investment in Mountain Valley Pipeline

Midstream owns a less than 1% equity investment in the LLC that owns and operates the MVP.  The Company accounts for its interest in the LLC under the equity method of accounting given the LLC maintains specific ownership accounts for each investor, and also considering the Company's rights under the LLC management agreement and the Company's involvement as a customer of the MVP.  The Company has been using the equity method since the inception of its investment in fiscal 2016.  Following receipt of authorization from the FERC, the MVP entered commercial operation on June 14, 2024 and became available for interruptible or short-term firm transportation service.  On July 1, 2024, the MVP commenced long-term firm capacity obligations.  Midstream is also a less than 1% investor, accounted for under the cost method, in Southgate, which is in the design and permitting phase.  Completion of the Southgate pipeline is targeted for June 2028.

From inception through May 2024, earnings from the LLC were primarily attributable to AFUDC income. With the MVP now in operation, the Company recognizes its share of earnings from the LLC, favorably adjusted for a basis difference between the Company's proportional share of assets and its carrying value that arose when the Company recorded an other-than-temporary impairment of its investment in 2022. This basis difference amortization is a favorable non-cash adjustment over the operational life of the MVP, or 40 years. For fiscal 2024 and 2023, the Company recorded equity in earnings of consolidated affiliates of $3.9 million and $2.1 million, respectively, which included $3.0 million and $2.1 million from AFUDC. The Company participates in quarterly cash distributions by the LLC, the first of which was in October 2024. The Company's share was approximately $800,000.

Regulatory

See Note 4 of the consolidated financial statements for discussion on Regulatory matters.

Critical Accounting Estimates

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

Unbilled revenue recognition - The Company bills its regulated natural gas customers on a monthly cycle. The billing cycle for most customers does not coincide with the accounting periods used for financial reporting. The Company accrues revenue for estimated natural gas delivered to customers but not yet billed during the accounting period. The following month, the unbilled estimate is reversed, the actual usage is billed and a new unbilled estimate is calculated. The consolidated financial statements include unbilled revenue of $1,294,798 and $1,240,097 as of September 30, 2024 and 2023, respectively. Because the process is performed monthly, the Company routinely ensures its methodology continues to provide a reasonable estimate.

Pension and Postretirement Benefits - The Company offers a pension plan and a postretirement plan to eligible employees. The expenses and liabilities associated with these plans, as disclosed in Note 12 of the consolidated financial statements, are based on numerous assumptions and factors, including provisions of the plans, employee demographics, contributions made to the plan, return on plan assets and various actuarial calculations, assumptions and accounting requirements. In regard to the pension plan, specific factors include assumptions regarding the discount rate used in determining future benefit obligations, expected long-term rate of return on plan assets, compensation increases and life expectancies. Similarly, the postretirement medical plan also requires the estimation of many of the same factors as the pension plan in addition to assumptions regarding the rate of medical inflation and Medicare availability. Actual results may differ materially from the results expected from the actuarial assumptions due to changing economic conditions, differences in actual returns on plan assets, different rates of medical inflation, volatility in interest rates and changes in life expectancy. Such differences may result in a material impact on the amount of expense recorded in future periods or the value of the obligations on the consolidated balance sheet.

In selecting the discount rate to be used in determining the benefit liability, the Company utilized the FTSE Pension Discount Curve, which incorporates the rates of return on high-quality, fixed-income investments that corresponded to the length and timing of benefit streams expected under both the pension plan and postretirement plan. The Company used a discount rate of 4.83% for valuing both its pension plan and postretirement plan liabilities at September 30, 2024. These discount rates represent a decrease from the 5.63% for the pension plan and postretirement plan used for valuing the corresponding liabilities at September 30, 2023. The decrease in discount rates reflect the Federal Reserve's easing of interest rates in 2024 and general long-term rate decline.  The yield on the 30-year Treasury increased from 3.79% at September 30, 2022 to 4.73% at September 30, 2023 and decreased to 4.14% at September 30, 2024. Corporate bond rates experienced a smaller increase as credit spreads have narrowed. The rise in the discount rates through 2023 was the primary factor in the reduction of the benefit obligations for both the pension and the postretirement plan. Mortality assumptions were based on the PRI-2012 Mortality Table with improvements projected generational using Projection Scale MP-2021 for the current year valuation.

The Company has focused on minimizing the financial risk associated with these plans. With the soft freezes of both the pension and postretirement plans, future liability growth associated with participant service and compensation has been limited.  Since January 2017, when the pension plan froze access to new employees, the asset allocation has transitioned from 60% equity and 40% fixed income to 25% equity and 75% fixed.  During the same period, the fixed income portion of the plan was transitioned to an LDI approach, with the fixed income assets invested in securities with a duration that corresponds to the duration of the corresponding liability.  This synchronization of the pension assets with the pension liabilities has reduced volatility in the funded status of the plan.  This is evidenced by the relative stability of the funded status of the pension plan at September 30, 2024 and 2023 with a funded ratio of 104% and 100%, respectively.  The 25% allocation to equity investments provides asset growth potential to offset increases in the pension liability related to those employees continuing to accrue benefits. Management will continue to evaluate the investment allocation as the liabilities mature and make adjustments as necessary.

The Company has initiated a transition of the postretirement plan assets from a 50% equity and 50% fixed income allocation to a 30% equity and 70% fixed income allocation.  This revision to the investment targets is in response to a greater proportion of participants that have transitioned to retirement.  Similar to the pension plan, the revision to the asset allocation will seek to reduce the volatility in funded status while still providing the opportunity for asset growth through the equity portion of the portfolio.  The funded status for the postretirement plan was 139% and 116% as of September 30, 2024 and 2023, respectively.  The improvement in the funded status was due to stronger-than-expected market performance only partially offset by higher liabilities as the Company is effectively matching durations within the portfolio.  Management will continue to monitor and evaluate the asset allocation and adjust as warranted.

A summary of the funded status of both the pension and postretirement plans is provided below:

Funded status - September 30, 2024	Pension	Postretirement	Total
Benefit obligation	$29,873,428	$10,842,455	$40,715,883
Fair value of assets	31,054,138	15,078,281	46,132,419
Funded status	$1,180,710	$4,235,826	$5,416,536

Funded status - September 30, 2023	Pension	Postretirement	Total
Benefit obligation	$26,747,624	$11,248,448	$37,996,072
Fair value of assets	26,878,661	13,019,313	39,897,974
Funded status	$131,037	$1,770,865	$1,901,902

The Company annually evaluates the long-term rate of return on its targeted investment allocation model, as well as the overall asset allocation of its benefit plans, and reviews both plans' potential long-term rate of return assumptions with its investment advisors to determine the rates used in each plan's actuarial calculations. The long-term rates of return increased slightly from 4.50% in fiscal 2024 to 4.95% for fiscal 2025 for the pension plan and from 4.21% in fiscal 2024 to 4.95% for fiscal 2025 for the postretirement plan. Management will continue to evaluate the return assumptions and asset allocation and adjust both as market conditions warrant.

Management estimates that the Company will have no minimum funding requirements next year.  The Company currently does not expect to make contributions to its pension plan and postretirement plan in fiscal 2025 due to the funded position of the plans. The Company will continue to evaluate its benefit plan funding levels in light of funding requirements and ongoing investment returns and make adjustments, as necessary, to avoid benefit restrictions and minimize PBGC premiums.

The following schedule reflects the sensitivity of pension costs to changes in certain actuarial assumptions, assuming that the other components of the calculation remain constant.

Actuarial Assumptions - Pension Plan	Change in Assumption	Increase in Pension Cost	Increase in Projected Benefit Obligation
Discount rate	-0.25%	$106,000	$981,000
Rate of return on plan assets	-0.25%	76,000	N/A
Rate of increase in compensation	0.25%	46,000	212,000

The following schedule reflects the sensitivity of postretirement benefit costs from changes in certain actuarial assumptions, while the other components of the calculation remain constant.

Actuarial Assumptions - Postretirement Plan	Change in Assumption	Increase (Decrease) in Postretirement Benefit Cost	Increase in Accumulated Postretirement Benefit Obligation
Discount rate	-0.25%	$11,000	$291,000
Rate of return on plan assets	-0.25%	37,000	N/A
Medical claim cost increase	0.25%	37,000	281,000

Derivatives - The Company may hedge certain risks incurred in its operation through the use of derivative instruments. The Company applies the requirements of ASC 815, Derivatives and Hedging, which requires the recognition of derivative instruments as assets or liabilities in the Company’s consolidated balance sheet at fair value. In most instances, fair value is based upon quoted futures prices for natural gas commodities and interest rate futures for interest rate swaps. Changes in the commodity and futures markets will impact the estimates of fair value in the future. Furthermore, the actual market value at the point of realization of the derivative may be significantly different from the values used in determining fair value in prior financial statements. The Company had four interest-rate swaps outstanding at September 30, 2024 related to its variable rate notes.  The corresponding fair value of these swaps is reflected on the consolidated balance sheets as of September 30, 2024 and 2023.  A 25 basis point decrease and increase on the yield curve would result in a $228,248 decrease and $226,748 increase, respectively, in the fair value of the interest rate swaps on the balance sheet. See Notes 1 and 8 to the consolidated financial statements for additional information regarding the swaps.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 7B.    Insider Trading Policy.

The information set forth under "Compensation Philosophy and Objectives" in the Proxy Statement for the 2025 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

RGC Resources, Inc. and Subsidiaries

Consolidated Financial Statements

for the Years Ended September 30, 2024 and 2023

and Reports of Independent

Registered Public Accounting Firms

RGC RESOURCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of RGC Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of RGC Resources, Inc. and subsidiaries (the “Company”) as of September 30, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for the year ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Rate Regulated Basis of Accounting and Regulatory Matters —Refer to Notes 1 and 4, respectively, to the financial statements

Critical Audit Matter Description

The Company, through its regulated natural gas distribution utility subsidiary, is subject to rate regulation by the Virginia State Corporation Commission (the “SCC”) and follows the accounting and reporting requirements of ASC 980, Regulated Operations. The economic effects of regulation can result in a regulated company deferring costs that have been or are expected to be recovered from customers in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this situation occurs, costs are deferred as assets in the consolidated balance sheet and recorded as expenses when such amounts are reflected in rates. Similarly, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for current collection in rates of costs that are expected to be incurred in the future. In the event the provisions of ASC 980 no longer apply to any or all regulatory assets or liabilities, the Company would write off such amounts and include them in the consolidated statements of income and comprehensive income in the period which ASC 980 no longer applied.

We identified the impact of rate regulation as a critical audit matter due to the judgments made by management to support its assertions about impacted account balances and disclosures and the subjectivity involved in assessing the potential impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery of regulatory assets through future rates, and (2) whether a regulatory liability is due to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the SCC, auditing these judgments requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate the accounting for the effects of cost-based rate regulation, including the probable recovery or refund of regulatory assets and liabilities, included the following, among others:

●

We obtained and evaluated an analysis from management describing the orders and filings that support management’s assertions regarding the probability of recovery for certain regulatory assets or refund or future reduction in rates for certain regulatory liabilities to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

●

We read and evaluated relevant regulatory orders issued by the SCC for the Company, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess whether this information was properly considered by management in concluding upon the financial statement impacts of rate regulation.

●	For regulatory matters in process, we inspected associated documents and testimony filed with the SCC for any evidence that might contradict management’s assertions.

●

We read and evaluated the minutes of the Board of Directors of the Company for discussions of changes in legal, regulatory, or business factors which could impact management’s conclusions with respect to the impact of rate regulation.

●	We evaluated the Company’s disclosures related to the impacts of rate regulation, including regulatory developments.

/s/ Deloitte & Touche LLP

Richmond, Virginia

December 4, 2024

We have served as the Company's auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RGC Resources, Inc.

Roanoke, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of RGC Resources, Inc. and Subsidiaries (“the Company”) as of September 30, 2023, and the related consolidated statement of income, comprehensive income, stockholders' equity, and cash flows for the year ended September 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Brown Edwards & Company, L.L.P.
CERTIFIED PUBLIC ACCOUNTANTS

We have served as the Company's auditor from 2006 to 2023.

Roanoke, Virginia

December 1, 2023

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2024 AND 2023

	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$894,185	$1,512,431
Accounts receivable, net	4,483,739	4,194,934
Inventories	1,799,631	1,674,462
Gas in storage	8,491,490	11,185,601
Prepaid income taxes	2,362,069	3,227,544
Regulatory assets	5,103,910	2,854,276
Interest rate swaps	871,026	1,533,057
Other	1,066,251	612,957
Total current assets	25,072,301	26,795,262
UTILITY PROPERTY:
In service	345,864,008	318,369,891
Accumulated depreciation and amortization	(92,462,376)	(85,752,798)
In service, net	253,401,632	232,617,093
Construction work in progress	8,639,822	14,966,458
Utility property, net	262,041,454	247,583,551
OTHER NON-CURRENT ASSETS:
Regulatory assets	4,445,044	5,389,445
Investment in unconsolidated affiliates	21,057,222	17,187,093
Benefit plan assets	5,416,536	1,901,902
Deferred income taxes	771,746	1,163,594
Interest rate swaps	1,191,526	3,084,398
Other	703,394	624,095
Total other non-current assets	33,585,468	29,350,527
TOTAL ASSETS	$320,699,223	$303,729,340

(Continued)

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2024 AND 2023

	2024	2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$800,000	$10,975,000
Line-of-credit	11,166,181	4,353,572
Dividends payable	2,050,286	1,978,400
Accounts payable	5,429,703	5,838,643
Customer credit balances	1,915,859	1,972,132
Customer deposits	1,488,113	1,476,321
Accrued expenses	4,988,281	4,661,722
Regulatory liabilities	834,278	1,632,716
Other	25,729	30,281
Total current liabilities	28,698,430	32,918,787
LONG-TERM DEBT:
Notes payable	136,955,000	126,100,000
Unamortized debt issuance costs	(282,092)	(255,272)
Long-term debt, net	136,672,908	125,844,728
DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
Asset retirement obligations	11,142,095	10,792,831
Regulatory cost of retirement obligations	14,409,847	13,029,376
Benefit plan liabilities	113,600	47,674
Deferred income taxes	1,890,562	2,008,458
Regulatory liabilities	19,326,567	18,031,693
Other	308,439	323,168
Total deferred credits and other non-current liabilities	47,191,110	44,233,200
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY:
Common stock, $5 par value; authorized 20,000,000 shares; issued and outstanding 10,249,899 and 10,015,254 shares in 2024 and 2023, respectively	51,249,495	50,076,270
Preferred stock, no par; authorized 5,000,000 shares; no shares issued and outstanding in 2024 and 2023	—	—
Capital in excess of par value	47,988,270	44,430,786
Retained earnings	7,572,439	3,972,280
Accumulated other comprehensive income	1,326,571	2,253,289
Total stockholders’ equity	108,136,775	100,732,625
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$320,699,223	$303,729,340

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED September 30, 2024 AND 2023

	2024	2023
OPERATING REVENUES:
Gas utility	$84,533,101	$97,325,307
Non utility	108,131	114,458
Total operating revenues	84,641,232	97,439,765
OPERATING EXPENSES:
Cost of gas - utility	35,967,987	51,742,718
Cost of sales - non utility	24,003	25,603
Operations and maintenance	18,354,736	15,903,972
Taxes other than income taxes	2,694,652	2,324,314
Depreciation and amortization	10,518,094	9,764,678
Total operating expenses	67,559,472	79,761,285
OPERATING INCOME	17,081,760	17,678,480
Equity in earnings of unconsolidated affiliate	3,851,871	2,084,990
Other income, net	1,028,761	646,528
Interest expense	6,504,885	5,618,805
INCOME BEFORE INCOME TAXES	15,457,507	14,791,193
INCOME TAX EXPENSE	3,696,611	3,491,911
NET INCOME	$11,760,896	$11,299,282
EARNINGS PER COMMON SHARE:
Basic	$1.16	$1.14
Diluted	$1.16	$1.14
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	10,152,909	9,922,701
Diluted	10,156,480	9,927,157

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED September 30, 2024 AND 2023

	2024	2023
NET INCOME	$11,760,896	$11,299,282
Other comprehensive income (loss), net of tax:
Interest rate swaps	(1,897,273)	(134,419)
Defined benefit plans	970,555	423,344
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(926,718)	288,925
COMPREHENSIVE INCOME	$10,834,178	$11,588,207

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED September 30, 2024 AND 2023

				Accumulated
		Capital in		Other	Total
	Common	Excess of	Retained	Comprehensive	Stockholders’
	Stock	Par Value	Earnings	Income (Loss)	Equity
BALANCE - SEPTEMBER 30, 2022	$49,102,675	$41,479,459	$544,158	$1,964,364	$93,090,656
Net income	—	—	11,299,282	—	11,299,282
Other comprehensive income	—	—	—	288,925	288,925
Exercise of stock options (12,500 shares)	62,500	137,500	—	—	200,000
Stock-based compensation	—	21,560	—	—	21,560
Cash dividends declared ($0.79 per share)	—	—	(7,871,160)	—	(7,871,160)
Issuance costs	—	(221,618)	—	—	(221,618)
Issuance of common stock (182,219 shares)	911,095	3,013,885	—	—	3,924,980
BALANCE - SEPTEMBER 30, 2023	$50,076,270	$44,430,786	$3,972,280	$2,253,289	$100,732,625
Net income	—	—	11,760,896	—	11,760,896
Other comprehensive loss	—	—	—	(926,718)	(926,718)
Stock-based compensation	—	51,500	—	—	51,500
Cash dividends declared ($0.80 per share)	—	—	(8,160,737)	—	(8,160,737)
Issuance costs	—	(82,793)	—	—	(82,793)
Issuance of common stock (234,645 shares)	1,173,225	3,588,777	—	—	4,762,002
BALANCE - SEPTEMBER 30, 2024	$51,249,495	$47,988,270	$7,572,439	$1,326,571	$108,136,775

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED September 30, 2024 AND 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,760,896	$11,299,282
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	10,518,094	9,993,206
Cost of retirement of utility property	(576,771)	(824,637)
Stock-based compensation	711,924	21,560
Equity in earnings of unconsolidated affiliate	(3,851,871)	(2,084,990)
Donated property	(781,990)	(311,473)
Allowance for funds used during construction	—	(362,685)
Deferred income taxes	(121,781)	38,241
Other noncash items, net	516,836	244,207
Changes in assets and liabilities which provided (used) cash:
Accounts receivable and customer deposits, net	(275,196)	1,393,153
Inventories and gas in storage	2,568,942	5,285,142
Regulatory and other assets	(2,765,027)	(891,152)
Regulatory liabilities	(1,006,472)	88,368
Other	736,041	(91,522)
Net cash provided by operating activities	17,433,625	23,796,700
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility property	(22,094,406)	(25,306,524)
Investment in unconsolidated affiliates	(18,258)	(2,133,534)
Proceeds from disposal of utility property	79,032	37,940
Net cash used in investing activities	(22,033,632)	(27,402,118)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line-of-credit	45,388,194	33,172,013
Repayments under line-of-credit	(38,575,585)	(28,818,441)
Proceeds from issuance of unsecured notes	10,855,000	1,103,800
Retirement of notes payable	(10,175,000)	(1,300,000)
Debt issuance expenses	(101,206)	(33,722)
Proceeds from issuance of stock	4,679,209	3,903,362
Cash dividends paid	(8,088,851)	(7,808,077)
Net cash provided by financing activities	3,981,761	218,935
NET DECREASE IN CASH AND CASH EQUIVALENTS	(618,246)	(3,386,483)
BEGINNING CASH AND CASH EQUIVALENTS	1,512,431	4,898,914
ENDING CASH AND CASH EQUIVALENTS	$894,185	$1,512,431
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$6,273,144	$5,299,959
Income taxes	2,940,000	1,775,145
Significant noncash investing activities:
Accrued capital expenditures	1,257,734	1,132,621

See notes to consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED September 30, 2024 AND 2023

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—RGC Resources, Inc. is an energy services company primarily engaged in the sale and distribution of natural gas. The consolidated financial statements include the accounts of Resources and its wholly owned subsidiaries: Roanoke Gas and Midstream. Roanoke Gas is a natural gas utility, which distributes and sells natural gas to approximately 62,500 residential, commercial and industrial customers within its service areas in Roanoke, Virginia and the surrounding localities. The Company’s business is seasonal in nature as a majority of natural gas sales are for space heating during the winter season. Roanoke Gas is regulated by the SCC. Midstream is a wholly owned subsidiary created primarily to invest in the LLC.

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

Regulatory assets and liabilities included in the Company’s consolidated balance sheets as of September 30, 2024 and 2023 are as follows:

	September 30
	2024	2023
Assets:
Current Assets:
Regulatory assets:
Accrued WNA revenues	$919,375	$414,689
Under-recovery of gas costs	2,690,247	1,383,340
Under-recovery of RNG revenues	1,331,064	797,804
Under-recovery of SAVE Plan revenues	107,678	—
Accrued pension	42,785	243,017
Other deferred expenses	12,761	15,426
Total current	5,103,910	2,854,276
Other Non-Current Assets:
Regulatory assets:
Premium on early retirement of debt	1,141,872	1,256,059
Accrued pension	2,998,881	3,786,265
Other deferred expenses	304,291	347,121
Total non-current	4,445,044	5,389,445

Total regulatory assets	$9,548,954	$8,243,721
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Over-recovery of SAVE Plan revenues	$—	$146,861
Rate refund	37,500	652,018
Deferred income taxes	591,764	527,034
Supplier refunds	30,556	275,649
Other deferred liabilities	174,458	31,154
Total current	834,278	1,632,716
Deferred Credits and Non-Current Other Liabilities:
Regulatory cost of retirement obligations	14,409,847	13,029,376
Regulatory liabilities:
Deferred income taxes	15,468,096	16,249,776
Deferred postretirement medical	3,858,471	1,781,917
Total non-current	33,736,414	31,061,069

Total regulatory liabilities	$34,570,692	$32,693,785

Amortization of $116,085 and $213,450 of regulatory assets for the years ended September 30, 2024 and 2023, respectively, is included in operations and maintenance expense on the consolidated statements of income. Amortization of $211,863 and $237,911 of regulatory assets for the years ended September 30, 2024 and 2023, respectively, is included in other income, net on the consolidated statements of income.  Amortization of $114,187 of regulatory assets for both years ended September 30, 2024 and 2023 is included in interest expense on the consolidated statements of income.

As of September 30, 2024, the Company had regulatory assets in the amount of $9,548,954 on which the Company did not earn a return during the recovery period.

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

Utility property is composed of the following major classes of assets:

	September 30
	2024	2023
Distribution and transmission	$312,999,348	$286,200,652
LNG storage	15,437,447	15,407,053
General and miscellaneous	17,427,213	16,762,186
Total utility property in service	$345,864,008	$318,369,891

Provisions for depreciation are computed principally at composite straight-line rates over a range of periods. Rates are determined by depreciation studies, which are required to be performed at least every 5 years on the regulated utility assets of Roanoke Gas. The most recent depreciation study was completed and approved by the SCC staff in fiscal 2024. The composite weighted-average depreciation rate was 3.26% and 3.30% for the years ended September 30, 2024 and 2023, respectively.

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

In fiscal 2020, Roanoke Gas implemented the application of AFUDC related to infrastructure investments associated with two gate stations that interconnect with the MVP.  Both gate stations were placed in service in fiscal 2024 upon MVP becoming operational. In fiscal 2022, the SCC approved the application of AFUDC on the RNG project during its construction phase. This treatment allowed capitalizing both the equity and debt financing costs during the construction phases. For the year ended September 30, 2023, the Company capitalized $76,785 of debt financing costs and $285,900 of equity financing costs related to the RNG project thereby affecting interest expense and other income, net on the consolidated statements of income. The RNG project was completed and placed in service in March 2023, thus the Company did not capitalize any financing costs related to these projects for the year ended September 30, 2024. See Note 4 for further information.

Asset Retirement Obligations—ASC 410, Asset Retirement and Environmental Obligations, requires entities to record the fair value of a liability for an ARO when there exists a legal obligation for the retirement of the asset. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the underlying asset. In subsequent periods, the liability is accreted, and the capitalized cost is depreciated over the useful life of the underlying asset. The Company has recorded AROs for its future regulatory obligations related to purging and capping its distribution mains and services upon retirement, although the timing of such retirements is uncertain.

The following is a summary of the AROs:

	Years Ended September 30
	2024	2023
Beginning balance	$10,792,831	$10,204,079
Liabilities incurred	86,483	91,670
Liabilities settled	(168,913)	(180,865)
Accretion	582,383	677,947
Revisions to estimates and other	(150,689)	—
Ending balance	$11,142,095	$10,792,831

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

A reconciliation of changes in the allowance for credit losses is as follows:

	Years Ended September 30
	2024	2023
Beginning balance	$155,164	$371,271
Provision for credit losses	110,676	54,211
Recoveries of accounts written off	173,660	181,676
Accounts written off	(286,153)	(451,994)
Ending balance	$153,347	$155,164

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

Unbilled Revenues—The Company bills its natural gas customers on a monthly cycle; however, the billing cycle for most firm customers does not coincide with the accounting periods used for financial reporting. As the Company recognizes revenue when gas is delivered, an accrual is made to estimate revenues for natural gas delivered to customers but not billed during the accounting period. The amounts of unbilled revenue receivable included in accounts receivable on the consolidated balance sheets at September 30, 2024 and 2023 were $1,294,798 and $1,240,097, respectively.

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

Over/Under-Recovery of Natural Gas Costs—Pursuant to the provisions of the Company’s PGA clause, the SCC provides the Company with a method of passing along to its customers increases or decreases in natural gas costs incurred by its regulated operations, including gains and losses on natural gas derivative hedging instruments, if utilized. On at least a quarterly basis, the Company files a PGA rate adjustment request with the SCC to increase or decrease the gas cost component of its rates, based on projected price and activity. Once administrative approval is received, the Company adjusts the gas cost component of its rates to reflect the approved amount. As actual costs and usage will differ from the projections used in establishing the PGA rate, the Company may either over-recover or under-recover its actual gas costs during the period. Any difference between actual costs incurred and costs recovered through the application of the PGA is recorded as a regulatory asset or liability. At the end of the deferral period, the balance of the net deferred charge or credit is amortized over an ensuing 12-month period as amounts are reflected in customer bills.

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

The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). All fair value disclosures are categorized within one of the three categories in the hierarchy based on the lowest level that is significant to the valuation. See fair value disclosures below and in Notes 8 and 12.

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

Excise and Sales Taxes—Certain excise and sales taxes imposed by the state and local governments in the Company’s service territory are collected by the Company from its customers. These taxes are passed through to the state and local governments and included within accounts payable on the Company's consolidated balance sheets.

Earnings Per Share—Basic EPS and diluted EPS are calculated by dividing net income by the weighted-average common shares outstanding during the period and the weighted-average common shares outstanding during the period plus potential dilutive common shares, respectively. Potential dilutive common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. The computation of diluted EPS for the years ended September 30, 2024 and 2023 excludes potentially dilutive shares of 2,542 and 1,880, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute EPS in the future. A reconciliation of basic and diluted EPS is presented below:

	Years Ended September 30
	2024	2023
Net income	$11,760,896	$11,299,282
Weighted-average common shares	10,152,909	9,922,701
Effect of dilutive securities:
Options to purchase common stock	3,571	4,456
Diluted average common shares	10,156,480	9,927,157
Earnings per share of common stock:
Basic	$1.16	$1.14
Diluted	$1.16	$1.14

Business and Credit Concentrations—The primary business of the Company is the distribution of natural gas to residential, commercial and industrial customers in its service territories.

No sales to individual customers accounted for more than 5% of total revenue in any period. No individual customer amounted to more than 5% of total accounts receivable at September 30, 2024 and 2023.

Roanoke Gas currently holds the only franchises and/or CPCNs to distribute natural gas in its service area. These franchises generally extend for multi-year periods, are renewable by the municipalities and are intended for perpetual duration, including exclusive franchises in the cities of Roanoke, Salem and the Town of Vinton. All franchises are set to expire December 31, 2035.

Roanoke Gas is currently served by three primary pipelines that provide the natural gas supplied to the Company’s customers. Depending upon weather conditions and the level of customer demand, failure of one or all of these transmission pipelines could have a major adverse impact on the Company.

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

From time to time, the Company has entered into collars, swaps and caps for the purpose of hedging the price of natural gas in order to provide price stability during the winter months. The fair value of these instruments is recorded in the consolidated balance sheets with the offsetting entry to either under- or over-recovery of gas costs. Net income and other comprehensive income are not affected by the change in market value as any cost incurred or benefit received from these instruments is recoverable or refunded through the PGA as the SCC allows for full recovery of prudent costs associated with natural gas purchases. At September 30, 2024 and 2023, the Company had no outstanding derivative instruments for the purchase of natural gas.

The Company has four interest rate swaps associated with certain of its variable rate debt. Roanoke Gas has two variable rate term notes in the amounts of $15 million and $10 million, with corresponding swap agreements to convert the variable interest rates into fixed rates of 2.00% and 2.49%, respectively. Midstream has two swap agreements corresponding to the $14 million and $8 million variable rate term notes. The swap agreements convert these two notes into fixed rate instruments with effective interest rates of 3.24% and 2.443%, respectively.  The swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income. No portion of the swaps were deemed ineffective during the periods presented.

See Notes 7 and 8 for additional information on the swaps and fair value.

Other Comprehensive Income (Loss)—A summary of other comprehensive income is provided below:

		Tax
	Before Tax	(Expense)	Net of Tax
	Amount	or Benefit	Amount
Year Ended September 30, 2024:
Interest rate swaps:
Unrealized losses	$(554,778)	$142,800	$(411,978)
Transfer of realized gains to interest expense	(2,000,126)	514,831	(1,485,295)
Net interest rate swaps	(2,554,904)	657,631	(1,897,273)
Defined benefit plans:
Net gains arising during period	1,233,462	(317,492)	915,970
Amortization of actuarial losses	73,505	(18,920)	54,585
Net defined benefit plans	1,306,967	(336,412)	970,555
Other comprehensive loss	$(1,247,937)	$321,219	$(926,718)
Year Ended September 30, 2023:
Interest rate swaps:
Unrealized gains	$1,560,426	$(401,652)	$1,158,774
Transfer of realized gains to interest expense	(1,741,437)	448,244	(1,293,193)
Net interest rate swaps	(181,011)	46,592	(134,419)
Defined benefit plans:
Net gains arising during period	491,270	(126,453)	364,817
Amortization of actuarial losses	78,813	(20,286)	58,527
Net defined benefit plans	570,083	(146,739)	423,344
Other comprehensive income	$389,072	$(100,147)	$288,925

The amortization of actuarial gains or losses are included as a component of net periodic pension and postretirement benefit costs under other income, net in the consolidated statements of income.

Composition of AOCI:

	Interest Rate Swaps	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance September 30, 2022	$3,563,341	$(1,598,977)	$1,964,364
Other comprehensive income (loss)	(134,419)	423,344	288,925
Balance September 30, 2023	3,428,922	(1,175,633)	2,253,289
Other comprehensive income (loss)	(1,897,273)	970,555	(926,718)
Balance September 30, 2024	$1,531,649	$(205,078)	$1,326,571

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In combination with ASU 2021-01 and ASU 2022-06, the ASU provides temporary optional guidance to ease the potential burden in accounting for and recognizing the effects of reference rate change on financial reporting. The new guidance applies specifically to contracts and hedging relationships that reference LIBOR, or any other referenced rate that is expected to be discontinued due to reference rate reform. The new guidance is effective for the Company through December 31, 2024. The Intercontinental Exchange Benchmark Administration, the administrator for LIBOR and other inter-bank offered rates, announced that the LIBOR rates for one-day, one-month, six-month and one-year would cease publication in June 2023 and that no new financial contracts may use LIBOR after December 31, 2021. Subsequent to June 30, 2023, the one-day, one-month, six-month, and one-year LIBOR settings will continue to be published under an unrepresentative synthetic methodology until the end of September 2024 in order to bridge the transition to other reference rates. The Company has transitioned all LIBOR-based variable rate note to a new reference rate as of September 30, 2024.  Each of the revised notes has a corresponding swap that was also transitioned to align with the related notes.  See Note 7 and 8 for more information.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new guidance is designed to provide users of financial statements with enhanced disclosures regarding the information provided to the chief operating decision maker (CODM) and how the CODM uses the information in assessing the performance of each segment. The new guidance is effective for the Company for fiscal year beginning October 1, 2024 and interim periods within fiscal year beginning October 1, 2025. The Company is currently evaluating the new standard and determining the additional disclosure requirements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance requires that on an annual basis public business entities disclose specific categories in the rate reconciliation table and provide additional information for reconciling items that meet a quantitative threshold (items equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory rate). The required disclosures will provide more granularity regarding the payment of income taxes to federal, state and foreign entities. The Company does not expect certain requirements of this ASU to have a significant impact to its current disclosures as all of its operations are domestic and reside in two states. Changes to the rate reconciliation table will result in additional disclosure. The new guidance is effective for the Company for annual periods beginning October 1, 2025.

In March 2024, the SEC issued its final rule that requires registrants to provide climate disclosures in their annual reports and registration statements. The new guidance requires that registrants provide information about specified financial statement effects of severe weather events and other natural conditions, certain carbon offsets and renewable energy certificates, and material impacts on financial estimates and assumptions in the footnotes to financial statements. The rule also requires additional disclosures outside of the financial statements including governance and oversight of material climate-related risks, the material impact of climate risks on the company's strategy, business model and outlook, risk management processes for material climate-related risks and material climate targets and goals. The Company is currently evaluating the new rule and determining the impact of the additional disclosure requirements, as well as the data needed and the source of that data to comply with required disclosures. The new rule is currently effective for fiscal years beginning in 2027 for smaller reporting companies. The final rule was scheduled to become effective May 28, 2024; however, the SEC has voluntarily stayed the rule's effective date pending judicial review. Depending on when the legal challenges are resolved, the mandatory compliance date may be retained or delayed.

In November 2024, the SEC issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. The new guidance requires public business entities to disclose certain additional detail about expenses including, among other items, purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense line items within continuing operations. The guidance also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. Such disclosures must be made on an annual and interim basis and integrated with existing disclosure requirements in a tabular format in the footnotes to the financial statements. The new guidance is effective for the Company for fiscal year beginning October 1, 2027 and interim periods within fiscal year beginning October 1, 2028. The Company is currently assessing the impacts of the new guidance on its financial statement disclosures.

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

The following tables summarize revenue by customer, product and income statement classification for the years ended September 30:

	2024
	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$46,472,676	$—	$46,472,676
Commercial	27,659,507	—	27,659,507
Transportation and Interruptible	5,414,157	—	5,414,157
Other	879,186	108,131	987,317
Total contracts with customers	80,425,526	108,131	80,533,657
Alternative revenue programs	4,107,575	—	4,107,575
Total operating revenues	$84,533,101	$108,131	$84,641,232

	2023
	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$54,342,435	$—	$54,342,435
Commercial	33,083,485	—	33,083,485
Transportation and Interruptible	5,730,726	—	5,730,726
Other	1,122,710	114,458	1,237,168
Total contracts with customers	94,279,356	114,458	94,393,814
Alternative revenue programs	3,045,951	—	3,045,951
Total operating revenues	$97,325,307	$114,458	$97,439,765

Gas utility revenues

Substantially all of Roanoke Gas’ revenues are derived from rates authorized by the SCC through its tariffs. Based on its evaluation, the Company has concluded that these tariff-based revenues fall within the scope of ASC 606. Tariff rates represent the transaction price. Performance obligations include the procurement and transport of natural gas through the Company's distribution system to customers. The delivery of natural gas to customers results in the satisfaction of the Company’s respective performance obligations over time.

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

Customer accounts receivable and liabilities

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The balances of customer receivables are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable (1)	Unbilled revenue (1)	Customer credit balances	Customer deposits
September 30, 2023	$2,782,025	$1,240,097	$1,972,132	$1,476,321
September 30, 2024	3,080,140	1,294,798	1,915,859	1,488,113
Increase (decrease)	$298,115	$54,701	$(56,273)	$11,792

(1) Included in "Accounts receivable, net" in the consolidated balance sheet. Amounts shown net of reserve for bad debts.

The Company did not incur any significant costs to obtain contracts during the period. Certain customers elect to pay even amounts monthly, giving rise to assets and liabilities that are in the table above. All amounts clear annually.

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

Information related to the segments of the Company are provided below:

	Gas Utility	Investment in Affiliates	Consolidated Total
For the Year Ended September 30, 2024:
Operating revenues	$84,533,101	$—	$84,533,101
Corporate and other	—	—	108,131
Total revenues	84,533,101	—	84,641,232
Depreciation and amortization	10,518,094	—	10,518,094
Operating income (loss)	17,130,480	(136,840)	16,993,640
Corporate and other	—	—	88,120
Total operating income (loss)	17,130,480	(136,840)	17,081,760
Equity in earnings	—	3,851,871	3,851,871
Interest expense	3,700,674	2,804,211	6,504,885
Income before income taxes	14,459,009	910,490	15,369,499
Corporate and other	—	—	88,008
Total income before income taxes	$14,459,009	$910,490	$15,457,507

As of September 30, 2024:
Assets	$280,508,989	$21,324,361	$301,833,350
Corporate and other	—	—	18,865,873
Total assets	280,508,989	21,324,361	320,699,223
Gross additions to utility property	22,094,406	—	22,094,406
Gross investment in affiliates	$—	$18,258	$18,258

	Gas Utility	Investment in Affiliates	Consolidated Total
For the Year Ended September 30, 2023:
Operating revenues	$97,325,307	$—	$97,325,307
Corporate and other	—	—	114,458
Total revenues	97,325,307	—	97,439,765
Depreciation and amortization	9,764,678	—	9,764,678
Operating income (loss)	17,827,485	(233,067)	17,594,418
Corporate and other	—	—	84,062
Total operating income (loss)	17,827,485	(233,067)	17,678,480
Equity in earnings	—	2,084,990	2,084,990
Interest expense	3,216,220	2,402,585	5,618,805
Income (loss) before income taxes	15,260,605	(553,378)	14,707,227
Corporate and other	—	—	83,966
Total income (loss) before income taxes	$15,260,605	$(553,378)	$14,791,193

As of September 30, 2023:
Assets	$268,664,460	$17,882,108	$286,546,568
Corporate and other	—	—	17,182,772
Total assets	268,664,460	17,882,108	303,729,340
Gross additions to utility property	25,306,524	—	25,306,524
Gross investment in affiliates	$—	$2,133,534	$2,133,534

4.	REGULATORY MATTERS

The SCC exercises regulatory authority over the natural gas operations of Roanoke Gas. Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service, safety standards, service extension and depreciation.

In response to continued inflationary pressures, Roanoke Gas filed a general rate application on February 2, 2024 with the SCC seeking to increase its non-gas base rates by $4.33 million and its permitted return on equity from 9.44% to 10.35% reflecting its higher cost of capital, including higher interest expense. The SCC permitted the Company to implement its new rates on an interim basis for customer billings on or after July 1, 2024, subject to refund.  On October 16, 2024, the Company reached a settlement with the SCC staff on all outstanding issues in the case.  Under the terms of the settlement, the Company agreed to an annual incremental revenue requirement increase of $4.08 million based on a return on equity of 9.90%.  The Company expects a final decision from the Commission by the second quarter of fiscal 2025.

The SCC requires regulated utilities within the state to perform a depreciation study every five years and to submit the study for SCC approval.  The Company's prior depreciation rates were based on the last depreciation study approved by the SCC in 2019.  As part of the general rate application filed in February 2024, the Company submitted its requisite depreciation study and proposed new depreciation rates.  In July 2024, the Company received administrative approval from the SCC staff that authorized the new depreciation rates and instructed the Company to implement the new rates retroactive to October 1, 2023.  As a result, in the fourth quarter the Company recorded an approximate $226,000 reduction in annual depreciation expense for the fiscal year ended September 30, 2024.

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

On August 31, 2023, the SCC approved the Company's new SAVE Plan and Rider with rates effective October 1, 2023.  Under this plan, Roanoke Gas recovers costs associated with an estimated $8.5 million in SAVE eligible investment in fiscal 2024 and an estimated cumulative investment of $49.5 million over the proposed five-year plan period ending September 30, 2028.  The plan was approved with a revenue requirement of approximately $366,000 for fiscal 2024.  On June 28, 2024, Roanoke Gas filed for approval of an updated annual SAVE Rider rate to become effective October 1, 2024.  The proposed SAVE rate is based on an estimated $9.13 million of SAVE eligible investment during fiscal 2025 and a revenue requirement of $1.53 million that reflects the cost of capital settled in the 2024 rate case.  The Commission approved the Company’s updated SAVE Rider on September 24, 2024, which contained a lower revenue requirement of $1.39 million, largely attributable to SCC Staff’s reliance on the overall cost of capital approved in the 2022 rate case.  The difference in the revenue requirements will be trued-up in subsequent SAVE Rider updates to the overall cost of capital settled in the 2024 rate case.

By Order dated September 1, 2023, the SCC approved the Company’s RNG Rider effective for the period October 1, 2023 through September 30, 2024.  In its Order, the SCC directed the Company to file an application to update the RNG Rider by May 30, 2024. In compliance with the SCC’s directive, on May 30, 2024, Roanoke Gas filed for an update to become effective October 1, 2024. The revenue requirement associated with the proposed RNG Rider is $1.56 million, offset by the sale of environmental credits in the amount of $1.11 million, as well as credits for the over-recovery of costs during the prior year of approximately $35,000, resulting in a net revenue requirement of approximately $415,000 reflecting the overall cost of capital proposed in the 2024 rate case.  The Commission approved the Company’s updated RNG Rider on September 4, 2024, which contained a lower net revenue requirement of approximately $356,000, largely attributable to SCC Staff’s reliance on the overall cost of capital approved in the 2022 rate case.  The difference in the revenue requirements will be trued-up in subsequent RNG Rider updates at the overall cost of capital approved in the 2024 rate case.

On June 2, 2022, Roanoke Gas filed an application with the SCC to acquire certain natural gas distribution assets from a local housing authority.  Under this application, the Company requested the approval to acquire such facilities at five separate apartment complexes, located in the Company’s service territory, that were under housing authority management.  Under the proposed plan, the housing authority would renew existing natural gas distribution facilities to include mains, services, and meter installations and then transfer ownership of these facilities to Roanoke Gas.  In turn, Roanoke Gas would assume responsibility for the operation and maintenance of these assets and recognize a gain related to the asset acquisition equal to the cost associated with the renewal.  The SCC approved the application in July 2022.

The housing authority completed the transfer of two apartment complexes to Roanoke Gas in fiscal 2022, one complex in fiscal 2023 and one complex in fiscal 2024.  The housing authority has notified Roanoke Gas that it intends to complete the remaining complex in fiscal 2025.  Roanoke Gas recorded these assets and recognized pre-tax income of approximately $219,000, $311,000 and $782,000 in fiscal 2022, 2023 and 2024, respectively, by analogy to ASC 958.  The assets are included under utility property, in service on the consolidated balance sheets and the income is recorded in other income, net on the consolidated statements of income. There are no ongoing obligations between the parties for the properties already transferred.

5.	OTHER INVESTMENTS

Midstream owns a less than 1% equity investment in the LLC that owns and operates the MVP.  The Company accounts for its interest in the LLC under the equity method of accounting given the LLC maintains specific ownership accounts for each investor, and also considering the Company's rights under the LLC management agreement and the Company's involvement as a customer of the MVP.  The Company has been using the equity method since the inception of its investment in fiscal 2016.  Following receipt of authorization from the FERC, the MVP entered commercial operation on June 14, 2024 and became available for interruptible or short-term firm transportation service.  On July 1, 2024, the MVP commenced long-term firm capacity obligations.  Midstream is also a less than 1% investor, accounted for under the cost method, in Southgate, which is in the design and permitting phase.  Completion of the Southgate pipeline is targeted for June 2028.

While under construction, AFUDC provided the majority of the income recognized by Midstream.  The amount of AFUDC recognized during the current and prior year is included in the equity in earnings of unconsolidated affiliate in the tables below.  AFUDC ceased in June 2024 when the pipeline went into commercial operation.

The Company participates in the earnings of the LLC proportionate to its level of investment.  With the MVP now in operation, the Company recognizes its share of earnings from the LLC, favorably adjusted for a basis difference between the Company's proportional share of assets and its carrying value that arose when the Company recorded an other-than-temporary impairment of its investment in 2022.  This basis difference amortization is a favorable non-cash adjustment to income over the operational life of the MVP, which is 40 years.  The Company's share of earnings from the LLC and the basis difference amortization are presented under equity in earnings of unconsolidated affiliate on the consolidated statements of income.  The Company participates in quarterly cash distributions by the LLC, the first of which was in October 2024. The Company's share was approximately $800,000.

Midstream assesses the value of its investment in the LLC on at least a quarterly basis, and no impairment indicators were identified in fiscal 2024 or 2023.

Funding for Midstream's investments has been provided through equity contributions from Resources and unsecured promissory notes as detailed in Note 7.

The investments in the LLC are included in the consolidated balance sheets as follows:

	September 30
Balance Sheet location:	2024	2023
Other Assets:
MVP	$20,948,347	$17,096,476
Southgate	108,875	90,617
Investment in unconsolidated affiliates	$21,057,222	$17,187,093

The change in the investment in unconsolidated affiliates is provided below:

	September 30
	2024	2023
Cash investment	$18,258	$2,133,534
Change in accrued capital calls	—	(804,506)
Equity in earnings of unconsolidated affiliate	3,851,871	2,084,990
Change in investment in unconsolidated affiliates	$3,870,129	$3,414,018

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included:

	Income Statements
	Years Ended September 30
	2024	2023
Revenue	$143,052,597	$—
Operating expenses	(78,822,028)	—
AFUDC	343,922,690	203,721,584
Other income, net	9,900,128	2,091,886
Net income	$418,053,387	$205,813,470

	Balance Sheets
	September 30
	2024	2023
Assets:
Current assets	$263,966,727	$795,787,358
Construction work in progress	1,568,267	7,499,128,254
Property, plant and equipment, net	9,522,815,742	—
Other assets	13,732,299	11,639,586
Total assets	$9,802,083,035	$8,306,555,198

Liabilities and Equity:
Current liabilities	$168,645,751	$236,947,158
Noncurrent liabilities	68,965	—
Capital	9,633,368,319	8,069,608,040
Total liabilities and equity	$9,802,083,035	$8,306,555,198

6.	LINE-OF-CREDIT

On March 24, 2023, Roanoke Gas entered into an unsecured Revolving Note in the principal amount of $25 million.  On March 31, 2024, the Revolving Note was amended to extend the maturity date to March 31, 2025.  Other key terms and requirements of the Revolving Note were retained.  The Revolving Note's variable interest rate is based upon Term SOFR plus 110 basis points and provides multiple tier borrowing limits to accommodate seasonal borrowing demands.  The Company's total borrowing limits during the term of the Revolving Note range from $15 million to $25 million.  As of September 30, 2024, the Company had an outstanding balance of $11,166,181 under the Revolving Note.

The Company's total available borrowing limits for the remaining term are as follows:

Available
As of	Line-of-Credit
September 30, 2024	$20,000,000
October 1, 2024	25,000,000
March 1, 2025	15,000,000

A summary of the line-of-credit follows:

	September 30
	2024	2023
Available line-of-credit at year-end	$20,000,000	$13,000,000
Outstanding balance at year-end	11,166,181	4,353,572
Average rate of interest during year on outstanding balances	6.39%	5.16%
Interest rate at year-end	6.29%	6.43%
Interest rate on unused line-of-credit	0.15%	0.15%

7.	LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30
	2024		2023
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior note payable at 4.26%, due September 18, 2034	$30,500,000	$96,541	$30,500,000	$106,195
Unsecured term note payable at 3.58%, due October 2, 2027	8,000,000	14,448	8,000,000	19,264
Unsecured term note payable at 4.41%, due March 28, 2031	10,000,000	20,362	10,000,000	23,495
Unsecured term note payable at 3.60%, due December 6, 2029	10,000,000	18,494	10,000,000	22,017
Unsecured term note payable at 30-day SOFR plus 1.20%, due August 20, 2026 (swap rate at 2.00%)	15,000,000	—	15,000,000	—
Unsecured term note payable at Term SOFR plus 1.00%, due October 1, 2028 (swap rate at 2.49%)	10,000,000	27,044	10,000,000	33,666
Midstream:
Unsecured term note payable at Term SOFR plus 1.75% (1.55% beginning November 1, 2024), due December 31, 2025	24,855,000	32,299	23,000,000	23,386
Unsecured term note payable at Daily Simple SOFR plus 1.26448%, due June 12, 2026 (swap rate at 3.24%)	14,000,000	4,213	14,000,000	6,621
Unsecured term note payable at Daily Simple SOFR plus 1.26448%, due January 1, 2028 with quarterly principal installments of $400,000 that began April 1, 2023, were suspended April 1, 2024, and will resume April 1, 2025 (swap rate at 2.443% on designated principal)	6,400,000	21,406	7,200,000	19,057
Revolving credit facility at Daily Simple SOFR plus 2.215%, due May 2, 2026	9,000,000	47,285	—	—
Unsecured term note payable at 30-day LIBOR plus 1.20%, matured June 1, 2024 with monthly principal installments of $41,667 that began July 1, 2022 (swap rate at 3.14%)	—	—	9,375,000	1,571
Total long-term debt	$137,755,000	$282,092	$137,075,000	$255,272
Less: current maturities of long-term debt	(800,000)	—	(10,975,000)	—
Total long-term debt, net current maturities	$136,955,000	$282,092	$126,100,000	$255,272

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

On May 29, 2024, Midstream paid in full the remaining $9 million term note payable that was set to mature June 1, 2024 with proceeds from the new line of credit.

On June 28, 2023, Midstream amended and restated its $14 million and $8 million Term Notes initially entered into on June 12, 2019 and November 1, 2021, respectively.  The amendments revised each of the original Term Note's interest rate from LIBOR plus 115 basis points to Daily Simple SOFR plus 126.448 basis points, effective July 1, 2023.  On March 6, 2024, Midstream further amended and restated its $8 million Term Note.  The amendment suspended quarterly principal payments beginning April 1, 2024 through January 1, 2025.  Principal payments will commence again on April 1, 2025.  All other terms and requirements of the Term Notes were retained. In conjunction with the original amendment of the Term Notes in June 2023, Midstream also amended the corresponding interest rate swaps associated with the Term Notes.  The amendments provided for the floating rates on the interest rate swaps to continue to match the rate of the associated notes as well as retain the overall fixed interest rates of 3.24% and 2.443%, respectively.  The interest rate swap related to the $8 million Term Note was not amended on March 6, 2024.

On March 24, 2023, Roanoke Gas amended and restated the $10 million Term Note originally entered into on September 24, 2021.  The amendment revised the original Term Note's interest rate from LIBOR plus 100 basis points to Term SOFR plus 100 basis points.  All other terms and requirements of the original Term Note were retained.  The effective date of the Amended Term Note was  April 1, 2023.  In addition, on April 3, 2023, the interest rate swap was amended to align with the Amended Term Note and retained the fixed interest rate of 2.49%.  In connection with the Revolving Note and Amended Term Note, Roanoke Gas also amended and restated the Loan Agreement dated September 24, 2021.  The amendment provides for borrowing limits on the Revolving Note and amends certain financial conditions required of Roanoke Gas and Resources.  All other terms and requirements of the original Loan Agreement were retained.  See Note 1 for additional information regarding the interest rate swap.

Debt issuance costs are amortized over the life of the related debt. As of September 30, 2024 and 2023, the Company also had an unamortized loss on the early retirement of debt of $1,141,872 and $1,256,059, respectively, which has been deferred as a regulatory asset and is being amortized over a 20-year period.

All of the debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization.  All of the debt agreements provide for Priority Indebtedness (defined in the debt agreements) to not exceed 15% of consolidated total assets. The $15 million and $10 million notes, as well as the line-of-credit, have an interest coverage ratio requirement of not less than 1.5 to 1, which excludes the effect of a non-cash impairment on the LLC investments up to the total investment as of December 31, 2021, as revised by the Seventh Amendment to the Credit Agreement.  The $9 million revolving line of credit facility also has an interest coverage ratio of not less than 1.5 to 1.  The Company was in compliance with all debt covenants as of September 30, 2024 and 2023.

The aggregate annual maturities of long-term debt for the next five years ending after September 30, 2024 are as follows:

Year Ending September 30	Maturities
2025	$800,000
2026	64,455,000
2027	1,600,000
2028	10,400,000
2029	10,000,000
Thereafter	50,500,000
Total	$137,755,000

8.	FAIR VALUE

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements by level within the fair value hierarchy as defined in Note 1 as of September 30, 2024 and 2023, respectively. There have been no changes to the Company's valuation techniques during fiscal years ended September 30, 2024 and 2023.

		Fair Value Measurements - September 30, 2024
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$2,062,551	$—	$2,062,551	$—
Total	$2,062,551	$—	$2,062,551	$—

Liabilities:
Natural gas purchases	$761,020	$—	$761,020	$—
Total	$761,020	$—	$761,020	$—

		Fair Value Measurements - September 30, 2023
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$4,617,455	$—	$4,617,455	$—
Total	$4,617,455	$—	$4,617,455	$—

Liabilities:
Natural gas purchases	$1,022,662	$—	$1,022,662	$—
Total	$1,022,662	$—	$1,022,662	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models that include observable quoted market interest rates and interest rate futures as well as certain assumptions regarding past, present and future market conditions.

See Note 5 for discussion on the fair value assumptions of the Company's investment in the LLC.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases. Payments are made based on a predetermined monthly volume with the price based on the weighted average first of the month index prices corresponding to the month of the scheduled payment. At September 30, 2024 and 2023, the Company had recorded in accounts payable the estimated fair value of the liability based on the corresponding first of month quoted index prices for which the liability was expected to be settled.

The Company’s non-financial assets and liabilities that are measured at fair value on a nonrecurring basis consist of its AROs. The AROs are measured at fair value at initial recognition based on expected future cash flows to settle the obligation.

The carrying value of cash and cash equivalents, accounts receivable, borrowings under line-of-credit, accounts payable, customer credit balances and customer deposits is a reasonable estimate of fair value due to the short-term nature of these financial instruments. In addition, the carrying amount of the variable rate line-of-credit is a reasonable approximation of its fair value.  The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the consolidated financial statements as of September 30, 2024 and 2023.

		Fair Value Measurements - September 30, 2024
	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Level 1	Level 2	Level 3
Liabilities:
Current maturities of long-term debt	$800,000	$—	$—	$800,000
Notes payable	136,955,000	—	—	135,471,275
Total	$137,755,000	$—	$—	$136,271,275

		Fair Value Measurements - September 30, 2023
	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Level 1	Level 2	Level 3
Liabilities:
Current maturities of long-term debt	$10,975,000	$—	$—	$10,975,000
Notes payable	126,100,000	—	—	120,298,658
Total	$137,075,000	$—	$—	$131,273,658

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

9.	INCOME TAXES

Under the provisions of ASC 740, the deferred tax assets and liabilities of the Company were revalued in fiscal 2018 to reflect the reduction in the corporate federal income tax rate.  As a result of the revaluation, the excess deferred income taxes of the regulated operations of Roanoke Gas were reclassified to a regulatory liability.  The excess deferred taxes related to the depreciable property are being returned to customers over the remaining weighted average useful life of the property with a corresponding reduction in income tax expense.  The excess deferred taxes related to the other regulatory basis differences were being collected from customers over a five-year period, which concluded in  December 2023.

The details of income tax expense (benefit) are as follows:

	Years Ended September 30
	2024	2023
Current income taxes:
Federal	$3,128,721	$2,935,052
State	689,671	650,238
Total current income taxes	3,818,392	3,585,290
Deferred income taxes:	.
Federal	(398,588)	(223,862)
State	276,807	262,103
Total deferred income taxes	(121,781)	38,241
Amortization of R&D tax credits:
Federal	—	(129,600)
State	—	(2,020)
Total amortization of R&D tax credits	—	(131,620)
Total income tax expense	$3,696,611	$3,491,911

Income tax expense for the years ended September 30, 2024 and 2023 differed from amounts computed by applying the U.S. federal income tax rate to earnings before income taxes due to the following:

	Years Ended September 30
	2024	2023
Income before income taxes	$15,457,507	$14,791,193
Corporate federal income tax rate	21%	21%
Income tax expense computed at the federal statutory rate	$3,246,076	$3,106,151
State income taxes, net of federal income tax expense	763,518	720,749
Net amortization of excess deferred taxes on regulated operations	(315,708)	(162,228)
Amortization of R&D tax credits	—	(131,620)
Net amortization of RNG tax credits	(100,649)	(58,669)
Reserve for unrecognized tax benefits	82,000	—
Other, net	21,374	17,528
Total income tax expense	$3,696,611	$3,491,911

During fiscal 2022, the Company engaged an outside firm to conduct a study of its activities that would qualify for the Research and Development ("R&D") credit under 26 U.S. Code § 41 - Credit for increasing research activities.  Upon completion of the 2022 study, the Company filed for the R&D tax credit on its fiscal 2021 federal income tax return.  The total credits claimed on the fiscal 2021 income tax return amounted to $659,920.  The Company deferred the tax credits as a regulatory liability because they related to utility plant.  These credits are being amortized over the 20-year tax-life of the related utility plant.  The Company recognized $129,600 of amortization as reduction of income tax expense on the consolidated statement of income in fiscal 2023 related to the federal R&D tax credits.  No amortization was recognized in fiscal 2024 as discussed below.  The Company has not yet completed a study of R&D activities for fiscal 2023 or 2024 given the IRS audits in process, as discussed further below.  Additionally, during fiscal 2023, the Company received refunds for the 2020 and 2021 tax years, neither of which are subject to the IRS audits.

During fiscal 2022, the Company also applied for a Virginia State tax credit related to the R&D study for its fiscal 2021 tax year.  The total credits claimed on the fiscal 2022 tax return were $58,065.  Consistent with the treatment of the federal tax credits, the Company deferred the tax credits as a regulatory liability, which are being amortized over the 20-year tax-life of the related utility plant.  The Company recognized $2,020 of amortization as a reduction of income tax expense on the consolidated statement of income in fiscal 2023 related to the state R&D tax credits.  No amortization was recognized in fiscal 2024 as discussed below.  The Company did not apply for a Virginia State tax credit related to R&D for fiscal 2023 or 2024 given the IRS audits in process, as discussed further below.

In accordance with the SCC settlement agreement in relation to the Company’s non-gas rate application, the amortization of the R&D tax credit was halted effective August 1, 2023.  As such, no amortization was recognized associated with the R&D tax credits in fiscal 2024.  After resolution of the IRS audits, the Company will proceed with refunding the R&D tax credits, net of related fees, to customers through a mechanism to be approved by the SCC.  As part of the settlement, the Company grossed up the tax credit consistent with treatment of the excess deferred taxes, thereby creating a deferred tax asset of $990,219 as of September 30, 2023.

During fiscal 2023, the Company engaged an outside firm to conduct a study of its RNG facility to determine eligibility for the Federal Energy Investment Tax Credit under 26 U.S. Code § 48 – Energy credit (“RNG tax credit”).  Upon completion of the study, the Company determined a credit in the amount of $1,892,164 to be claimed on the fiscal 2023 tax return.  Similar to the treatment of the R&D tax credits, the Company deferred the RNG tax credit as a regulatory liability, which is being amortized over the 20-year tax-life of the related asset.  Further, as part of the SCC order approving the RNG project and corresponding rates charged to customers, any tax credits attributable to the RNG project are to be used to reduce the cost to customers through the RNG Rider.  Accordingly, the Company grossed up the RNG tax credit consistent with treatment of the excess deferred taxes, thereby creating a deferred tax asset of $655,862, which is also being amortized over the 20-year tax-life of the related asset.  The Company recognized $127,404 and $74,265 of amortization as part of income tax expense on the consolidated statements of income in fiscal 2024 and 2023, respectively, related to the federal RNG tax credit.

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

	September 30
	2024	2023
Deferred tax assets:
Accrued pension and postretirement medical benefits	$512,778	$591,841
Regulatory effect of change in federal income tax rate	2,553,086	2,655,951
Cost of gas held in storage	835,094	752,989
Deferred compensation	1,166,850	1,020,512
Impairment of unconsolidated affiliate	14,077,357	14,180,759
Regulatory effect on tax credits	1,437,670	1,662,400
Other	641,300	452,996
Total gross deferred tax assets	21,224,135	21,317,448
Deferred tax liabilities:
Utility property	19,879,747	19,426,513
MVP investment	1,586,837	1,288,104
Interest rate swaps	530,903	1,188,533
Accrued gas cost	345,464	259,162
Total gross deferred tax liabilities	22,342,951	22,162,312
Net deferred tax asset	771,746	1,163,594
Net deferred tax liability	$1,890,562	$2,008,458

Deferred tax assets and liabilities are recorded on the consolidated balance sheets on a net basis by taxing jurisdictions. As of September 30, 2024 and 2023, the Company's consolidated balance sheets included net deferred tax liabilities of $1,890,562 and $2,008,458, respectively, in deferred credits and other non-current liabilities and net deferred tax assets of $771,746 and $1,163,594, respectively, in other non-current assets.

ASC 740 provides for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recognized in the financial statements. The Company has evaluated its tax positions and recorded a reserve for unrecognized tax benefits of $273,936 as of September 30, 2024.  These unrecognized tax benefits relate to tax positions taken in the Company's prior tax returns. A reconciliation of the Company's unrecognized tax benefits is as follows:

September 30
2024
Beginning balance	$—
Increase resulting from prior period tax positions	273,936
Ending Balance	$273,936

The Company’s policy is to classify interest associated with uncertain tax positions as interest expense in the financial statements. Tax penalties, if any, are netted against other income.

The Company files a consolidated federal income tax return and state income tax returns in Virginia and West Virginia, and thus subject to examinations by federal and state tax authorities.  The IRS is currently examining the Company's 2018 and 2019 federal tax returns.  The focus of the exam relates to research and development credits, and the results of its exam have not been presented to the Company.  The Company believes its income tax assets and liabilities are fairly stated as of September 30, 2024 and 2023; however, these assets and liabilities could be adjusted as a result of this examination.  The Company's federal returns for fiscal 2018 and 2019 remain open related to the exam.  Aside from these exceptions, the federal returns and the state returns for Virginia and West Virginia for the tax years ended prior to September 30, 2021 are no longer subject to examination.

10.	COMMON STOCK OPTIONS

The KEYSOP provides for the issuance of common stock options to officers and certain other full-time salaried employees to acquire shares of the Company’s common stock. As of September 30, 2024, the number of shares available for future grants was 16,000.

ASC 718, Compensation-Stock Compensation, requires that compensation expense be recognized for the issuance of equity instruments to employees. During the fiscal year ended September 30, 2024, the Board approved stock option grants to certain officers. As required by the KEYSOP, each option's exercise price per share equaled the fair value of the Company's common stock on the grant date. Pursuant to the plan, the options vest over a six-month period and are exercisable over a ten-year period from the date of issuance.  No options were granted during the fiscal year ended September 30, 2023.

As the Company's stock options are not traded on the open market, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model including the following assumptions:

	Years Ended September 30
	2024	2023
Expected volatility	32.07%	N/A
Expected dividends	2.84%	N/A
Expected exercise term (years)	7	N/A
Risk-free interest rate	4.95%	N/A

The underlying methods regarding each assumption are as follows:

Expected volatility is based on the historical volatility of the daily closing price of the Company's common stock.

Expected dividend rate is based on historical dividend payout trends.

Expected exercise term is based on the average time historical option grants were outstanding before being exercised.

Risk-free interest rate is based on the 7-year Treasury rate on the date of option grant.

Forfeitures are recognized when they occur.

Stock option transactions under the Company's plans are summarized below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (years)	Aggregate Intrinsic Value1
Options outstanding, September 30, 2022	34,500	$18.69	5.7	$121,278
Options exercised	(12,500)	16.00
Options outstanding, September 30, 2023	22,000	$20.23	5.6	$18,388
Options granted	10,000	16.62
Options forfeited	(4,000)	19.90
Options outstanding, September 30, 2024	28,000	$18.98	5.8	$127,988

Vested and exercisable at September 30, 2024	28,000	$18.98	5.8	$127,988

(1) Aggregate intrinsic value includes only those options where the exercise price is below the market price.

	Years Ended September 30
	2024	2023
Weighted-average grant date option fair value	$5.15	$—
Stock-based compensation	51,500	21,560
Intrinsic value of options exercised	—	46,921
Proceeds from exercise of stock options	—	200,000

Stock-based compensation related to stock options disclosed in the table above is included within operations and maintenance expense on the consolidated statements of income.

11.	OTHER STOCK PLANS

Dividend Reinvestment and Stock Purchase Plan

The Company offers a DRIP plan to shareholders of record for the reinvestment of dividends and the opportunity to purchase of up to $100,000 per year in additional shares of common stock of the Company.  Under the DRIP, the Company issued 33,226 and 32,805 shares in 2024 and 2023, respectively.

After taking into account the activity discussed above and dividends reinvested, as of September 30, 2024, the Company had 232,398 shares of stock available for issuance under the DRIP.

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

The following table reflects the director compensation activity pursuant to the Plan:

	2024		2023
	Shares	Weighted-Average Fair Value on Date of Grant	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	122,207	$16.84	108,127	$16.27
Granted	15,557	19.23	14,080	21.25
End of year balance	137,764	$17.11	122,207	$16.84

The fair market value of the Director Restricted Stock included as compensation was $299,200 during fiscal years ended September 30, 2024 and 2023, and included within operations and maintenance expense on the consolidated statements of income.  No Director Restricted Stock was forfeited during fiscal years ended September 30, 2024 or 2023.  During fiscal year ended September 30, 2023, an additional 200,000 shares were registered and added to the RSPD, as authorized and approved by shareholders at the Annual Shareholder meeting on January 23, 2023.

After taking into account the activity discussed above and dividends reinvested, as of September 30, 2024, the Company had 173,298 shares available for issuance under the RSPD.

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

The Company assumes all officers will complete their requirements and there will be no forfeiture of the Officer Restricted Stock.

The following table reflects the officer compensation activity pursuant to the RSPO:

	2024		2023
	Shares	Weighted-Average Fair Value on Date of Grant	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	8,966	$23.19	22,539	$23.44
Granted	45,723	20.12	—	—
Vested	(23,207)	21.35	(13,573)	23.61
End of year balance	31,482	$20.09	8,966	$23.19

The fair market value of the Officer Restricted Stock included as compensation during fiscal years ended September 30, 2024 and 2023 was $660,424 and $169,879, respectively, and included within operations and maintenance expense on the consolidated statements of income.  As of September 30, 2024 and 2023, there was $285,683 and $25,989, respectively, of unamortized compensation expense related to unvested Officer Restricted Stock.  No Officer Restricted Stock was forfeited during fiscal years ended September 30, 2024 or 2023.

After taking into account the activity discussed above and dividends reinvested, as of September 30, 2024, the Company had 319,313 shares available for issuance under the RSPO.

Stock Bonus Plan

Shares from the Stock Bonus Plan may be issued to certain employees and management personnel in recognition of their performance and service.  Under the Stock Bonus Plan, the Company issued 1,562 and 105 shares valued at $24,841 and $2,500, respectively, during the fiscal years ended September 30, 2024 and 2023.

As of  September 30, 2024, the Company had 3,118 shares of stock available for issuance under the Stock Bonus Plan.

12.	EMPLOYEE BENEFIT PLANS

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

The following table sets forth the benefit obligation, fair value of plan assets, the funded status of the plans, and amounts recognized in the Company’s consolidated financial statements:

	Pension Plan		Postretirement Plan
	2024	2023	2024	2023
Accumulated benefit obligation	$26,859,162	$24,449,856	$10,842,455	$11,248,448
Change in benefit obligation:
Benefit obligation at beginning of year	$26,747,624	$27,268,456	$11,248,448	$12,416,546
Service cost	324,265	366,537	30,398	45,897
Interest cost	1,468,822	1,372,098	613,477	620,622
Actuarial loss (gain)	2,613,621	(1,031,160)	(540,914)	(1,331,541)
Benefit payments, net of retiree contributions	(1,280,904)	(1,228,307)	(508,954)	(503,076)
Benefit obligation at end of year	$29,873,428	$26,747,624	$10,842,455	$11,248,448
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$26,878,661	$28,017,797	$13,019,313	$12,138,119
Actual return on plan assets, net of taxes	5,456,381	89,171	2,567,922	1,384,270
Employer contributions	—	—	—	—
Benefit payments, net of retiree contributions	(1,280,904)	(1,228,307)	(508,954)	(503,076)
Fair value of plan assets at end of year	$31,054,138	$26,878,661	$15,078,281	$13,019,313
Funded status	$1,180,710	$131,037	$4,235,826	$1,770,865
Amounts recognized in the consolidated balance sheet consist of:
Benefit plan assets under other non-current assets	$1,180,710	$131,037	$4,235,826	$1,770,865
Benefit plan liabilities under deferred credits and other non-current liabilities	—	—	—	—

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss (gain), net of tax	$432,149	$1,168,687	$(227,071)	$6,946
Total amounts included in accumulated other comprehensive income, net of tax	$432,149	$1,168,687	$(227,071)	$6,946
Amounts deferred to a regulatory asset (liability):
Net actuarial loss (gain)	$3,041,666	$4,029,282	$(4,032,929)	$(1,813,071)
Amounts recognized as regulatory assets (liabilities)	$3,041,666	$4,029,282	$(4,032,929)	$(1,813,071)

The Company expects that approximately $41,000, before tax, of AOCI will be recognized in net periodic benefit costs in fiscal 2025 and approximately $43,000 of amounts deferred as regulatory assets and approximately $174,000 of amounts deferred as regulatory liabilities will be amortized and recognized in net periodic benefit costs in fiscal 2025.

The changes in the benefit obligations for both the pension plan and postretirement plan was primarily attributed to actuarial gains and losses associated with the discount rate used to calculate the benefit obligations.

The following table details the actuarial assumptions used in determining the projected benefit obligations and net benefit cost of the pension plan and the accumulated benefit obligations and net benefit cost of the postretirement plan:

	Pension Plan		Postretirement Plan
	2024	2023	2024	2023
Assumptions used to determine benefit obligations:
Discount rate	4.83%	5.63%	4.83%	5.63%
Expected rate of compensation increase	4.00%	4.00%	N/A	N/A
Assumptions used to determine benefit costs:
Discount rate	5.63%	5.15%	5.63%	5.16%
Expected long-term rate of return on plan assets	4.50%	4.50%	4.21%	3.95%
Expected rate of compensation increase	4.00%	4.00%	N/A	N/A

To develop the expected long-term rate of return on plan assets assumption, the Company, with input from the Plans' actuaries and investment advisors, considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of each plan’s portfolio.

Components of net periodic benefit cost are as follows:

	Pension Plan		Postretirement Plan
	2024	2023	2024	2023
Service cost	$324,265	$366,537	$30,398	$45,897
Interest cost	1,468,822	1,372,098	613,477	620,622
Expected return on plan assets	(1,179,830)	(1,232,597)	(533,249)	(464,046)
Recognized loss (gain)	316,522	316,724	(40,597)	—
Net periodic benefit cost	$929,779	$822,762	$70,029	$202,473

Service cost is included in operations and maintenance expense in the consolidated statements of income. All other components of net periodic benefit costs are included in other income, net in the consolidated statements of income.

The assumed health care cost trend rates used in measuring the accumulated benefit obligation for the postretirement plan are presented below:

	Pre 65		Post 65
	2024	2023	2024	2023
Health care cost trend rate assumed for next year	7.00%	6.30%	5.60%	5.20%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.00%	3.94%	4.00%	3.94%
Year that the rate reaches the ultimate trend rate	2075	2075	2075	2075

The health care cost trend rate assumptions could have a significant effect on the amounts reported. A change of 1% would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components	$71,000	$(61,000)
Effect on accumulated postretirement benefit obligation	1,204,000	(1,031,000)

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

Based on its most recent evaluation of returns for the asset classes within each plan's investment portfolio, the Company set the expected long-term rate of return for both the pension plan and the postretirement plan for fiscal 2025 at 4.95%.

The Company’s ultimate target and actual asset allocation in the pension and postretirement plans as of September 30, 2024 and 2023 were:

	Pension Plan			Postretirement Plan
	Target	2024	2023	Target	2024	2023
Asset category:
Equity securities	25%	25%	27%	30%	48%	43%
Debt securities	75%	75%	72%	70%	36%	37%
Cash	—%	—%	1%	—%	16%	20%

The Company uses the fair value hierarchy described in Note 1 to classify these assets. The mutual funds are included under Level 1 in the fair value hierarchy as their fair values are based on quoted net asset values of the shares held in the investments in the plans.  The bond funds are included under Level 2 as these investments have observable Level 2 pricing inputs, including quoted prices for similar assets in active or non-active markets. While the underlying asset values are quoted prices, the net asset value of a unit in these funds is not publicly quoted.  The following tables contain the fair value classifications of the plans' assets:

		Pension Plan
		Fair Value Measurements - September 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Asset Class:
Cash	$142,921	$142,921	$—	$—
Common and Collective Trust and Pooled Funds:
Bond Funds	19,505,237	—	19,505,237	—
Mutual Funds:
Domestic Fixed Income	3,791,697	3,791,697	—	—
Equities
Domestic Large Cap Growth	2,073,092	2,073,092	—	—
Domestic Large Cap Value	2,469,045	2,469,045	—	—
Domestic Small/Mid Cap Core	1,297,579	1,297,579	—	—
Foreign Large Cap Growth	498,732	498,732	—	—
Foreign Large Cap Value	482,222	482,222	—	—
Foreign Large Cap Core	793,613	793,613	—	—
Total	$31,054,138	$11,548,901	$19,505,237	$—

		Pension Plan
		Fair Value Measurements - September 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Asset Class:
Cash	$202,218	$202,218	$—	$—
Common and Collective Trust and Pooled Funds:
Bond Funds	16,446,813	—	16,446,813	—
Mutual Funds:
Domestic Fixed Income	3,000,525	3,000,525	—	—
Equities
Domestic Large Cap Growth	2,256,767	2,256,767	—	—
Domestic Large Cap Value	2,222,733	2,222,733	—	—
Domestic Small/Mid Cap Core	1,082,801	1,082,801	—	—
Foreign Large Cap Growth	481,309	481,309	—	—
Foreign Large Cap Value	463,907	463,907	—	—
Foreign Large Cap Core	721,588	721,588	—	—
Total	$26,878,661	$10,431,848	$16,446,813	$—

		Postretirement Plan
		Fair Value Measurements - September 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Asset Class:
Cash	$2,381,909	$2,381,909	$—	$—
Mutual Funds:
Bonds
Domestic Fixed Income	5,457,976	5,457,976	—	—
Equities
Domestic Large Cap Growth	2,412,824	2,412,824	—	—
Domestic Large Cap Value	1,996,262	1,996,262	—	—
Domestic Small/Mid Cap Core	738,393	738,393	—	—
Foreign Large Cap Growth	532,391	532,391	—	—
Foreign Large Cap Value	652,023	652,023	—	—
Foreign Large Cap Core	906,503	906,503	—	—
Total	$15,078,281	$15,078,281	$—	$—

		Postretirement Plan
		Fair Value Measurements - September 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Asset Class:
Cash	$2,640,622	$2,640,622	$—	$—
Mutual Funds:
Bonds
Domestic Fixed Income	4,841,048	4,841,048	—	—
Foreign Fixed Income	—	—	—	—
Equities
Domestic Large Cap Growth	1,693,422	1,693,422	—	—
Domestic Large Cap Value	1,570,538	1,570,538	—	—
Domestic Small/Mid Cap Growth	—	—	—	—
Domestic Small/Mid Cap Value	—	—	—	—
Domestic Small/Mid Cap Core	588,898	588,898	—	—
Foreign Large Cap Growth	433,886	433,886	—	—
Foreign Large Cap Value	526,364	526,364	—	—
Foreign Large Cap Core	724,535	724,535	—	—
Total	$13,019,313	$13,019,313	$—	$—

Each mutual fund or common collective trust fund has been categorized based on its primary investment strategy.

Annual funding contributions to the pension plan and postretirement plan are made under advisement from the Company's actuaries and investment advisor based upon ERISA funding requirements. For the years ended September 30, 2024 and 2023, no contributions were made to the pension plan or postretirement plan.  At this time, the Company is not currently anticipating making any funding contributions to the pension plan or postretirement plan in fiscal 2025.

The following table reflects expected future benefit payments:

	Pension	Postretirement
Fiscal year ending September 30	Plan	Plan
2025	$1,361,000	$682,000
2026	1,446,000	698,000
2027	1,554,000	730,000
2028	1,639,000	734,000
2029	1,712,000	766,000
2030 - 2034	9,483,000	3,830,000

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

	2024	2023
Beginning deferred compensation balance	$47,674	$59,108
Employer contributions	52,400	—
Earnings	13,526	6,787
Forfeitures	—	(18,221)
Ending deferred compensation balance	$113,600	$47,674

The Company sponsors a 401(k) Plan covering all eligible employees who elect to participate. Employees may contribute from 1% to 50% of their annual compensation to the 401(k) Plan, either on a pre-tax or post-tax basis, limited to a maximum annual amount as set periodically by the IRS. The Company matches 100% of the participant’s first 4% of contributions and 50% of the next 2% of contributions. The 401(k) Plan also provides for discretionary contributions for employees hired on or after January 1, 2017. The following table reflects the Company's contributions:

	Years Ended September 30
	2024	2023
Matching contribution	$427,022	$388,616
Discretionary contribution	112,207	75,899

13.	LEASES

During 2023, the Company entered into a land lease in conjunction with its RNG facility that has a 20-year term with two five-year Company renewal options that are not considered part of the ROU asset and liability as it was not reasonably certain that the Company would exercise these options. The Company also has three other operating leases with original terms ranging from 3 to 6 years. The operating lease ROU assets of $331,275 are reflected in other non-current assets in the consolidated balance sheets. The current operating lease liabilities of $25,729 and non-current lease liabilities of $308,439 are included in other current liabilities and deferred credits and other non-current liabilities, respectively, in the consolidated balance sheets. The cost components of the Company’s operating leases are included under operations and maintenance expense in the consolidated statements of income and were less than $50,000 for each period presented.

Other information related to leases were as follows:

	2024	2023
Supplemental Cash Flow Information:
Cash paid on operating leases	$37,900	$48,900
Right of use obtained in exchange for operating lease obligations	N/A	325,688
Weighted-average remaining term (in years)	17.4	17.4
Weighted-average discount rate	5.65%	5.65%

On September 30, 2024, the future minimum rental payments under non-cancelable operating leases were as follows:

2025	$54,230
2026	30,038
2027	30,038
2028	26,400
2029	26,400
Thereafter	343,200
Total minimum lease payments	510,306
Less imputed interest	(176,138)
Total	$334,168

14.	COMMITMENTS AND CONTINGENCIES

Long-Term Contracts

Due to the nature of the natural gas distribution business, Roanoke Gas enters into agreements with suppliers and pipelines to contract for natural gas commodity purchases, storage capacity and pipeline delivery capacity. Roanoke Gas obtains most of its natural gas supply through third-party asset management contracts. Roanoke Gas utilizes two asset managers to optimize the use of its transportation, storage rights and gas supply inventories, which helps to ensure a secure and reliable source of natural gas. Under one of the current asset management contracts, Roanoke Gas has designated the asset manager to act as agent for its storage capacity and all gas balances in storage. Roanoke Gas retains ownership of gas in storage. Under provisions of this contract, Roanoke Gas is obligated to purchase its winter storage requirements from the asset manager during the spring and summer injection periods at market price. The volumetric obligation as of September 30, 2024 for the remainder of the contract period is 295,000 DTHs. This asset management contract was renewed in September 2022 for a two-year period which will expire in March 2025. The contract was renewed at essentially the same terms and conditions as the prior agreement, except the utilization fee retained by Roanoke Gas increased. Roanoke Gas entered into a second asset management contract in July 2024, whereby the asset manager acts as agent for the purchase of gas transported by the MVP. This second asset management contract is currently month-to-month with no gas purchase or storage obligations and will expire in March 2025.

In addition to the volumetric commitment, the Company also has fixed price agreements to purchase approximately 1.82 million DTH, from October 2024 to March 2025, at prices ranging from $2.36 to $3.50 per DTH.

Roanoke Gas also has contracts for pipeline and storage capacity which extend for various periods. These capacity costs and related fees are valued at tariff rates in place as of September 30, 2024. These rates may increase in the future based upon rate filings and rate orders granting a rate change to the pipeline or storage operator. Roanoke Gas expended approximately $30,880,000 and $44,253,000 under the asset management, pipeline and storage contracts in fiscal years 2024 and 2023, respectively, including approximately $1,048,000 in fiscal year 2024 related to the MVP in which the Company has an investment.  The table below details the pipeline and storage capacity commitments as of September 30, 2024 for the remainder of the contract period.

Pipeline and
Year	Storage Capacity
2024 - 2025	$20,252,594
2025 - 2026	20,252,594
2026 - 2027	18,783,146
2027 - 2028	14,526,463
2028 - 2029	12,057,956
Thereafter	65,712,396
Total	$151,585,149

Roanoke Gas maintains franchise agreements granted by the local cities and towns served by the Company. Roanoke Gas renewed its franchise agreements with the City of Roanoke, the City of Salem and the Town of Vinton in 2016 for 20-year terms to expire in December 2035. Per these agreements, franchise fees increase at a rate of 3% annually. As of September 30, 2024, $1,818,339 in future obligations remain under the franchise agreements.

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

As of September 30, 2024, the Company completed an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

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

The Company has conducted an evaluation of the design and effectiveness of the Company’s system of internal control over financial reporting as of September 30, 2024, based on the framework set forth in ”Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, the Company concluded that, as of September 30, 2024, the Company’s internal control over financial reporting was effective.

Item9B.    Other Information.

None.

Item9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

For information with respect to the executive officers of the registrant, see “Executive Officers" section in the Proxy Statement for the 2025 Annual Meeting of Shareholders of Resources incorporated herein by reference. For information with respect to the Company’s directors and nominees and the Company’s Audit Committee, see Proposal 1 “Election of Directors of Resources” and “Report of the Audit Committee”, respectively, in the Proxy Statement for the 2025 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference. In addition, the Board of Directors has determined that Abney S. Boxley III and Jacqueline L. Archer are audit committee financial experts under applicable SEC rules.

For information regarding the process for identifying and evaluating candidates to be nominated as directors, see "Director Nominations" in the Proxy Statement for the 2025 Annual Meeting of Shareholders of Resources, which is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Exchange Act, which is set forth under the caption "Delinquent Section 16(a) Reports" in the Proxy Statement for the 2025 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

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

Item 11.    Executive Compensation.

The information set forth under "Compensation of Directors", "Compensation Discussion and Analysis" and "Report of the Compensation Committee" in the Proxy Statement for the 2025 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information pertaining to securities authorized for issuance under equity compensation plans, see Part II, Item 5 above.

The information pertaining to shareholders beneficially owning more than five percent of the registrant’s common stock and the security ownership of management, which is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 2025 Annual Meeting of Shareholders of Resources, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information pertaining to director independence is set forth under the caption “Board of Directors and Committees of the Board of Directors” and pertaining to transactions with related persons is set forth under the caption "Transactions with Related Persons" in the Proxy Statement for the 2025 Annual Meeting of Shareholders of Resources, which information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information set forth under the caption "Report of the Audit Committee" in the Proxy Statement for the 2025 Annual Meeting of Shareholders of Resources is incorporated herein by reference.

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

10 (l)(l)	RGC Resources, Inc. Amended and Restated Stock Bonus Plan (incorporated herein by reference to Exhibit 10 on Form 8-K filed on January 27, 2005 (SEC file reference number 0-367))

10 (m)(m)	RGC Resources, Inc. Amended And Restated Restricted Stock Plan for Outside Directors (incorporated herein by reference to Exhibit 10(i)(i) on Form 10-K for the year ended September 30, 2017)

10 (n)(n)	RGC Resources, Inc. Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 of Form 8-K as filed February 9, 2017)

10 (o)(o)	Nonqualified Deferred Compensation Plan Document (incorporated herein by reference to Exhibit 10.1 on Form 10-Q as filed February 11, 2021)

10 (p)(p)	RGC Resources, Inc. Recovery of Incentive Compensation Policy, effective as of October 1, 2023 (incorporated herein by reference to Exhibit 99.1 on Form 10-Q as filed February 6, 2024)

10 (q)(q)	Change in Control Agreement between RGC Resources, Inc. and Mr. Paul W. Nester effective May 1, 2023 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 27, 2023)

10 (r)(r)	Change in Control Agreement between RGC Resources, Inc. and Mr. Lawrence T. Oliver effective May 1, 2023 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed April 27, 2023)

10 (s)(s)	Change in Control Agreement between RGC Resources, Inc. and Mr. Carl J. Shockley, Jr. effective May 1, 2023 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed April 27, 2023)

10 (t)(t)	Change in Control Agreement between RGC Resources, Inc. and Mrs. C. Brooke Miles effective May 1, 2023 (incorporated herein by reference to Exhibit 10.5 on Form 8-K as filed April 27, 2023)

10 (u)(u)	Change in Control Agreement between RGC Resources, Inc. and Mr. Timothy J. Mulvaney effective February 1, 2024 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed February 2, 2024)

10 (v)(v)	Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated March 31, 2016 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed April 4, 2016)

10 (w)(w)

First Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated March 27, 2017 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 29, 2017)

10 (x)(x)

Second Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated as of March 26, 2018 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 27, 2018)

10 (y)(y)

Third Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated as of March 26, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 28, 2019)

10 (z)(z)

Fourth Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated as of March 25, 2020 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 30, 2020)

10 (a)(a)(a)	Fifth Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A., including Guarantor's Consent and Reaffirmation, dated as of March 25, 2021 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 31, 2021)

10 (b)(b)(b)	Sixth Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A., including Guarantor's Consent and Reaffirmation, dated as of August 20, 2021 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed August 26, 2021)

10 (c)(c)(c)	Seventh Amendment to Credit Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A. dated March 31, 2022 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed April 1, 2022)

10 (d)(d)(d)	Continuing Guaranty by RGC Resources, Inc. in favor of Wells Fargo Bank, N.A. dated March 31, 2016 (incorporated by reference to Exhibit 10.3 on Form 8-K as filed April 4, 2016)

10 (e)(e)(e)

Note Purchase Agreement for 4.26% Senior Guaranteed Notes due September 18, 2034 in the original principal amount of $30,500,000 in favor of The Prudential Insurance Company of America, PAR U Hartford Life & Annuity Comfort Trust and PRUCO Life Insurance Company of New Jersey (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed August 4, 2014)

10 (f)(f)(f)

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

4.26% Senior Guaranteed Notes due September 18, 2034 in the original principal amount of $9,700,000 in favor of PAR U Hartford Life & Annuity Comfort Trust (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed September 23, 2014)

10 (i)(i)(i)

4.26% Senior Guaranteed Notes due September 18, 2034 in the original principal amount of $5,550,000 in favor of PRUCO Life Insurance Company of New Jersey (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed September 23, 2014)

10 (j)(j)(j)

Credit Agreement between RGC Midstream, LLC, Union Bank & Trust and Branch Banking and Trust Company dated December 29, 2015 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed December 31, 2015)

10 (k)(k)(k)

First Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Union Bank & Trust and Branch Banking and Trust dated April 11, 2018 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 12, 2018)

10 (l)(l)(l)

Second Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Union Bank & Trust and Branch Banking and Trust dated February 19, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed February 19, 2019)

10 (m)(m)(m)

Third Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Atlantic Union Bank and Truist Bank dated December 23, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed December 23, 2019)

10 (n)(n)(n)	Fourth Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Atlantic Union Bank and Truist Bank dated June 30, 2022 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed July 5, 2022)

10 (o)(o)(o)	Fifth Amendment to Credit Agreement between RGC Midstream, LLC and the lenders Atlantic Union Bank and Truist Bank dated July 28, 2023 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed July 31, 2023)

10 (p)(p)(p)	Sixth Amendment to Credit Agreement between RGC Midstream, LLC and Atlantic Union Bank, dated March 6, 2024 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 7, 2024)

10 (q)(q)(q)	Note Modification Agreement between RGC Midstream, LLC and Atlantic Union Bank, dated March 6, 2024 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 7, 2024)

10 (r)(r)(r)

Guaranty by RGC Resources, Inc. in favor of Union Bank & Trust and Branch Banking and Trust Company dated December 29, 2015 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed December 31, 2015)

10 (s)(s)(s)	Credit Agreement between RGC Midstream, LLC and Bank of America, dated May 2, 2024 (incorporated herein by reference to Exhibit 10.5 on Form 10-Q as filed May 3, 2024)

10 (t)(t)(t)

Private Shelf Agreement by and between Roanoke Gas Company and Prudential Investment Management, Inc. for the pre-authorization to issue notes up to $29,500,000 in total during the term of the agreement (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed October 4, 2017)

10 (u)(u)(u)	Second Amendment to Private Shelf Agreement dated as of December 6, 2019 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed December 9, 2019)

10 (v)(v)(v)	Third Amendment to Private Shelf Agreement dated as of December 6, 2022 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed December 7, 2022)

10 (w)(w)(w)

Unsecured Note in the original principal amount of $4,000,000 by and between Roanoke Gas Company and PRUCO Life Insurance Company of New Jersey, dated October 2, 2017 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed October 4, 2017)

10 (x)(x)(x)

Unsecured Note in the original principal amount of $4,000,000 by and between Roanoke Gas Company and Prudential Arizona Reinsurance Captive Company, dated October 2, 2017 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed October 4, 2017)

10 (y)(y)(y)

Unconditional Parent Guaranty by RGC Resources, Inc. in favor of each of the holders of the notes: The PRUCO Life Insurance Company of New Jersey and the Prudential Arizona Reinsurance Captive Company (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed October 4, 2017)

10 (z)(z)(z)

Unsecured Note in the original principal amount of $5,000,000 by and between Roanoke Gas Company and Highmark, Inc. dated March 28, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 29, 2019)

10 (a)(a)(a)(a)

Unsecured Note in the original principal amount of $3,000,000 by and between Roanoke Gas Company and Prudential Arizona Reinsurance Term Company dated March 28, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 29, 2019)

10 (b)(b)(b)(b)

Unsecured Note in the original principal amount of $2,000,000 by and between Roanoke Gas Company and The Prudential Insurance Company of America dated March 28, 2019 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed March 29, 2019)

10 (c)(c)(c)(c)

Unconditional Guaranty Agreement by and between RGC Resources, Inc. and Prudential Investment Management and each Prudential Affiliate which is a party to the borrowing (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed March 29, 2019)

10 (d)(d)(d)(d)

Promissory Note in the original principal amount of $14,000,000 by and between RGC Midstream, LLC and Atlantic Union Bank, dated June 12, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed June 17, 2019)

10 (e)(e)(e)(e)	Loan Agreement between RGC Midstream, LLC and Atlantic Union Bank, dated June 12, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed June 17, 2019)

10 (f)(f)(f)(f)	Unconditional Guaranty by and between RGC Resources, Inc. and Atlantic Union Bank (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed June 17, 2019)

10 (g)(g)(g)(g)	Swap Agreement by and between RGC Midstream, LLC and Atlantic Union Bank, dated June 12, 2019 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed June 17, 2019)

10 (h)(h)(h)(h)

Promissory Note in the original principal amount of $10,000,000 by and between RGC Midstream, LLC and Branch Banking and Trust, dated June 13, 2019 (incorporated herein by reference to Exhibit 10.5 on Form 8-K as filed June 17, 2019)

10 (i)(i)(i)(i)	Loan Agreement between RGC Midstream, LLC and Branch Banking and Trust Company, dated June 13, 2019 (incorporated herein by reference to Exhibit 10.6 on Form 8-K as filed June 17, 2019)

10 (j)(j)(j)(j)		Swap Agreement by and between RGC Midstream, LLC and Branch Banking and Trust Company, dated June 13, 2019 (incorporated herein by reference to Exhibit 10.8 on Form 8-K as filed June 17, 2019)

10 (k)(k)(k)(k)	**

Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC dated April 6, 2018 (incorporated by reference to Exhibit 10.1 on the Quarterly Report on Form 10-Q as filed May 7, 2018)

10 (l)(l)(l)(l)		Guaranty Agreement by RGC Resources, Inc. in favor of Mountain Valley Pipeline, LLC (incorporated herein by reference to Exhibit 10.2 on Form 10-Q as filed May 7, 2018)

10 (m)(m)(m)(m)		Letter Agreement dated May 4, 2023, between MVP Holdco, LLC and RGC Midstream, LLC (incorporated by reference to Exhibit 10.1 on Form 10-Q filed on May 5, 2023)

10 (n)(n)(n)(n)

Unsecured Note in the original principal amount of $5,000,000 by and between Roanoke Gas and Prudential Arizona Reinsurance Universal Company, dated December 6, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed December 9, 2019)

10 (o)(o)(o)(o)

Unsecured Note in the original principal amount of $5,000,000 by and between Roanoke Gas and Prudential Arizona Reinsurance Universal Company, dated December 6, 2019 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed December 9, 2019)

10 (p)(p)(p)(p)

Unconditional Guaranty Agreement by and between RGC Resources, Inc. and Prudential Investment Management and each Prudential Affiliate which is a party to the borrowings dated December 6, 2019 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed December 9, 2019)

10 (q)(q)(q)(q)

Private Shelf Agreement by and between Roanoke Gas Company and MetLife Investment Management Limited dated September 30, 2020, for the pre-authorization to issue notes up to the aggregate amount of $70,000,000 in total during the term of the agreement (incorporated herein by reference to Exhibit (l)(l)(l)(l) on Form 10-K for the year ended September 30, 2020)

10 (r)(r)(r)(r)

Delayed Draw Term Note in the principal amount of $15,000,000 by Roanoke Gas Company with Wells Fargo Bank, N.A. dated as of August 20, 2021 (incorporated by reference to Exhibit 10.1 on Form 8-K as filed August 26, 2021)

10 (s)(s)(s)(s)		Swap Agreement by and between Roanoke Gas Company and Wells Fargo Bank, N.A., executed on August 20, 2021 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed August 26, 2021)

10 (t)(t)(t)(t)		Promissory Note (Revolving Loan) in the principal amount of $25,000,000 by Roanoke Gas Company with Pinnacle Bank, dated March 24, 2023 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 28, 2023)

10 (u)(u)(u)(u)		Amendment to Promissory Note and Loan Agreement by Roanoke Gas Company with Pinnacle Bank, dated March 31, 2024 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 3, 2024)

10 (v)(v)(v)(v)		Amended and Restated Promissory Note (Term Loan) in the principal amount of $10,000,000 by Roanoke Gas Company with Pinnacle Bank, dated March 24, 2023 (effective as of April 1, 2023) (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 28, 2023)

10 (w)(w)(w)(w)		Amended and Restated Loan Agreement by and between Roanoke Gas Company and Pinnacle Bank, dated March 24, 2023 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed March 28, 2023)

10 (x)(x)(x)(x)		Amended and Restated Guaranty Agreement by RGC Resources, Inc. with Pinnacle Bank, dated March 24, 2023 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed March 28, 2023)

10 (y)(y)(y)(y)		Amended Swap Agreement by and between Roanoke Gas Company and Pinnacle Bank, dated April 3, 2023 (effective April 1, 2023) (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 4, 2023)

10 (z)(z)(z)(z)	Promissory Note in the principal amount of $8,000,000 by RGC Midstream, LLC with Atlantic Union Bank, dated as of November 1, 2021 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed November 4, 2021)

10 (a)(a)(a)(a)(a)	Loan Agreement by and between RGC Midstream, LLC and Atlantic Union Bank, dated as of November 1, 2021 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed November 4, 2021)

10 (b)(b)(b)(b)(b)		Swap Agreement by and between RGC Midstream, LLC and Atlantic Union Bank, executed on November 1, 2021 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed November 4, 2021)

10 (c)(c)(c)(c)(c)		LIBOR Transition Notice and ISDA Swap Amendment between Atlantic Union Bank and RGC Midstream, LLC, executed June 28, 2023 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed June 29, 2023)

10 (d)(d)(d)(d)(d)		Guaranty by RGC Resources, Inc. with Atlantic Union Bank, dated as of November 1, 2021 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed November 4, 2021)

13		Annual Report

14		Revised Code of Ethics (incorporated herein by reference to Exhibit 14.1 on Form 8-K as filed April 27, 2023)

19		Insider Trading Policy

21		Subsidiaries of the Company

23.1		Consent of Deloitte & Touche LLP

23.2		Consent of Brown Edwards & Company, L.L.P.

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	*	Section 1350 Certification of Principal Executive Officer

32.2	*	Section 1350 Certification of Principal Financial Officer

101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RGC RESOURCES, INC.

By:	/s/ Timothy J. Mulvaney	December 4, 2024
	Timothy J. Mulvaney	Date
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ PAUL W. NESTER	December 4, 2024	President and Chief Executive Officer, Director
Paul W. Nester	Date	(Principal Executive Officer)

/S/ TIMOTHY J. MULVANEY	December 4, 2024	Vice President, Treasurer and Chief Financial Officer
Timothy J. Mulvaney	Date	(Principal Financial Officer)

/S/ JOHN B. WILLIAMSON III	December 4, 2024	Chairman of the Board and Director
John B. Williamson III	Date

/S/ NANCY H. AGEE	December 4, 2024	Director
Nancy H. Agee	Date

/S/ JACQUELINE L. ARCHER	December 4, 2024	Director
Jacqueline L. Archer	Date

/S/ ABNEY S. BOXLEY III	December 4, 2024	Director
Abney S. Boxley III	Date

/S/ T. JOE CRAWFORD	December 4, 2024	Director
T. Joe Crawford	Date

/S/ MARYELLEN F. GOODLATTE	December 4, 2024	Director
Maryellen F. Goodlatte	Date

/S/ ROBERT B. JOHNSTON	December 4, 2024	Director
Robert B. Johnston	Date

/S/ J. ALLEN LAYMAN	December 4, 2024	Director
J. Allen Layman	Date

/S/ ELIZABETH A. MCCLANAHAN	December 4, 2024	Director
Elizabeth A. McClanahan	Date