Form 10-Q
period 2024-12-31
RGC RESOURCES INC
filed 2025-02-10
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated-filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2025
Common Stock, $5 Par Value	10,296,965

INDEX

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

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

MVP

Mountain Valley Pipeline, a FERC-regulated natural gas pipeline connecting the EQT Corporation's gathering and transmission system in northern West Virginia to the Transco interstate pipeline in south central Virginia with interconnects to Roanoke Gas’ natural gas distribution system

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

SAVE Plan	Steps to Advance Virginia's Energy Plan, the Company's approved operational replacement plan and related spending under the SAVE regulatory mechanism

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

Some of the terms above may not be included in this filing

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2024	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,098,363	$894,185
Accounts receivable (less allowance for credit losses of $322,646 and $153,347, respectively)	15,856,469	4,483,739
Inventories	1,838,760	1,799,631
Gas in storage	7,882,571	8,491,490
Prepaid income taxes	728,780	2,362,069
Regulatory assets	4,147,799	5,103,910
Interest rate swaps	1,105,247	871,026
Other	2,262,748	1,066,251
Total current assets	35,920,737	25,072,301
UTILITY PROPERTY:
In service	350,172,891	345,864,008
Accumulated depreciation and amortization	(94,495,554)	(92,462,376)
In service, net	255,677,337	253,401,632
Construction work in progress	9,863,384	8,639,822
Utility property, net	265,540,721	262,041,454
OTHER NON-CURRENT ASSETS:
Regulatory assets	4,405,790	4,445,044
Investment in unconsolidated affiliates	21,133,986	21,057,222
Benefit plan assets	5,397,530	5,416,536
Deferred income taxes	844,522	771,746
Interest rate swaps	1,267,209	1,191,526
Other	661,977	703,394
Total other non-current assets	33,711,014	33,585,468
TOTAL ASSETS	$335,172,472	$320,699,223

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2024	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$26,200,000	$800,000
Line-of-credit	19,036,101	11,166,181
Dividends payable	2,136,620	2,050,286
Accounts payable	8,550,924	5,429,703
Customer credit balances	1,981,392	1,915,859
Income taxes payable	68,600	—
Customer deposits	1,555,134	1,488,113
Accrued expenses	3,094,784	4,988,281
Regulatory liabilities	1,671,639	834,278
Other	29,381	25,729
Total current liabilities	64,324,575	28,698,430
LONG-TERM DEBT:
Notes payable	111,595,000	136,955,000
Unamortized debt issuance costs	(258,868)	(282,092)
Long-term debt, net	111,336,132	136,672,908
DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
Asset retirement obligations	11,241,349	11,142,095
Regulatory cost of retirement obligations	14,823,044	14,409,847
Benefit plan liabilities	112,514	113,600
Deferred income taxes	2,092,439	1,890,562
Regulatory liabilities	19,178,626	19,326,567
Other	302,704	308,439
Total deferred credits and other non-current liabilities	47,750,676	47,191,110
STOCKHOLDERS’ EQUITY:
Common stock, $5 par; authorized 20,000,000 shares; issued and outstanding 10,264,691 and 10,249,899 shares, respectively	51,323,455	51,249,495
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	48,183,127	47,988,270
Retained earnings	10,705,508	7,572,439
Accumulated other comprehensive income	1,548,999	1,326,571
Total stockholders’ equity	111,761,089	108,136,775
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$335,172,472	$320,699,223

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
	2024	2023
OPERATING REVENUES:
Gas utility	$27,263,204	$24,391,854
Non utility	26,282	27,498
Total operating revenues	27,289,486	24,419,352
OPERATING EXPENSES:
Cost of gas - utility	11,702,709	10,097,016
Cost of sales - non utility	4,349	5,150
Operations and maintenance	4,688,671	4,335,197
Taxes other than income taxes	722,376	632,245
Depreciation and amortization	2,843,360	2,697,707
Total operating expenses	19,961,465	17,767,315
OPERATING INCOME	7,328,021	6,652,037
Equity in earnings of unconsolidated affiliate	854,213	1,467,835
Other income, net	473,336	120,786
Interest expense	1,779,930	1,636,273
INCOME BEFORE INCOME TAXES	6,875,640	6,604,385
INCOME TAX EXPENSE	1,605,951	1,584,393
NET INCOME	$5,269,689	$5,019,992
BASIC EARNINGS PER COMMON SHARE	$0.51	$0.50
DILUTED EARNINGS PER COMMON SHARE	$0.51	$0.50

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
	2024	2023
NET INCOME	$5,269,689	$5,019,992
Other comprehensive income (loss), net of tax:
Interest rate swaps	230,135	(1,025,720)
Defined benefit plans	(7,707)	11,893
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	222,428	(1,013,827)
COMPREHENSIVE INCOME	$5,492,117	$4,006,165

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Three Months Ended December 31, 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2024	$51,249,495	$47,988,270	$7,572,439	$1,326,571	$108,136,775
Net income	—	—	5,269,689	—	5,269,689
Other comprehensive income	—	—	—	222,428	222,428
Cash dividends declared ($0.2075 per share)	—	—	(2,136,620)	—	(2,136,620)
Net issuance of common stock (14,792 shares)	73,960	194,857	—	—	268,817
Balance - December 31, 2024	$51,323,455	$48,183,127	$10,705,508	$1,548,999	$111,761,089

	Three Months Ended December 31, 2023
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2023	$50,076,270	$44,430,786	$3,972,280	$2,253,289	$100,732,625
Net income	—	—	5,019,992	—	5,019,992
Other comprehensive loss	—	—	—	(1,013,827)	(1,013,827)
Cash dividends declared ($0.20 per share)	—	—	(2,032,679)	—	(2,032,679)
Net issuance of common stock (44,367 shares)	221,835	616,657	—	—	838,492
Balance - December 31, 2023	$50,298,105	$45,047,443	$6,959,593	$1,239,462	$103,544,603

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,269,689	$5,019,992
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,843,360	2,761,920
Cost of retirement of utility property	(109,895)	(136,639)
Stock-based compensation	116,613	43,157
Equity in earnings of unconsolidated affiliate	(854,213)	(1,467,835)
Distributions from unconsolidated affiliate	801,816	—
Changes in assets and liabilities which provided cash, exclusive of changes and noncash transactions shown separately	(7,240,180)	(6,784,942)
Net cash provided by (used in) operating activities	827,190	(564,347)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility property	(5,748,177)	(5,300,669)
Investment in unconsolidated affiliates	(17,738)	—
Proceeds from disposal of utility property	14,452	374
Net cash used in investing activities	(5,751,463)	(5,300,295)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	420,000	—
Repayments of notes payable	(380,000)	(525,000)
Borrowings under line-of-credit	14,486,406	16,390,292
Repayments under line-of-credit	(6,616,486)	(7,491,268)
Proceeds from issuance of stock	268,817	821,324
Cash dividends paid	(2,050,286)	(1,978,400)
Net cash provided by financing activities	6,128,451	7,216,948
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,204,178	1,352,306
BEGINNING CASH AND CASH EQUIVALENTS	894,185	1,512,431
ENDING CASH AND CASH EQUIVALENTS	$2,098,363	$2,864,737

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$2,024,114	$1,881,273
Income taxes	—	(1,000,000)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present Resources' financial position as of December 31, 2024, cash flows for the three months ended December 31, 2024 and 2023, and the results of its operations, comprehensive income, and changes in stockholders' equity for the three months ended December 31, 2024 and 2023. The results of operations for the three months ended December 31, 2024 are not indicative of the results to be expected for the fiscal year ending September 30, 2024 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

The unaudited condensed consolidated financial statements and related notes are presented under the rules and regulations of the SEC. Pursuant to those rules, certain information and note disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted.  Although the Company believes that the disclosures are adequate, the unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K for the year ended September 30, 2024. The September 30, 2024 consolidated balance sheet was included in the Company’s audited financial statements included in Form 10-K.

Roanoke Gas' line of credit has historically been renewed annually in March, and there was approximately $10 million outstanding under the line of credit as of the date of this Form 10-Q.  Separately, Midstream has $26,200,000 of current maturities of long-term debt due in the next 12 months.  These amounts, in the aggregate, exceed the liquidity available to the Company through currently executed agreements and anticipated operating cash flows over this period.  Management plans to refinance these amounts.  The Company has refinanced this debt in the past and is currently in discussions with lenders concerning refinancing the debt.  Management believes discussions to date have been positive and that the completion of MVP supports the likelihood of a successful refinancing.  Such refinancing cannot be completed without taking additional actions involving a third party.  As a result, under ASU 2014-15, substantial doubt exists about the Company's ability to continue as a going concern.

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements contained in the Company's Form 10-K for the year ended  September 30, 2024.

Certain amounts previously disclosed have been reclassified to conform to current year presentations.

RGC RESOURCES, INC. AND SUBSIDIARIES

Recently Issued or Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new guidance is designed to provide users of financial statements with enhanced disclosures regarding the information provided to the chief operating decision maker (CODM) and how the CODM uses the information in assessing the performance of each segment. The new guidance is effective for the Company for fiscal year beginning October 1, 2024 and interim periods within fiscal year beginning October 1, 2025. The Company is continuing to evaluate the new standard and determining the additional disclosure requirements.

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

In November 2024, the SEC issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. The new guidance requires public business entities to disclose certain additional detail about expenses including, among other items, purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense line items within continuing operations. The guidance also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. Such disclosures must be made on an annual and interim basis and integrated with existing disclosure requirements in a tabular format in the footnotes to the financial statements. Further, in January 2025, the SEC issued ASU 2025-01, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures: Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. The new guidance is effective for the Company for fiscal year beginning October 1, 2027 and interim periods within fiscal year beginning October 1, 2028. The Company is currently assessing the impacts of the new guidance on its financial statement disclosures.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following tables summarize revenue by customer, product and income statement classification:

	Three Months Ended December 31, 2024			Three Months Ended December 31, 2023
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$15,821,884	$—	$15,821,884	$13,824,642	$—	$13,824,642
Commercial	9,244,995	—	9,244,995	7,841,726	—	7,841,726
Transportation and interruptible	1,505,703	—	1,505,703	1,370,270	—	1,370,270
Other	245,811	26,282	272,093	293,888	27,498	321,386
Total contracts with customers	26,818,393	26,282	26,844,675	23,330,526	27,498	23,358,024
Alternative revenue programs	444,811	—	444,811	1,061,328	—	1,061,328
Total operating revenues	$27,263,204	$26,282	$27,289,486	$24,391,854	$27,498	$24,419,352

Gas utility revenues

Substantially all of Roanoke Gas' revenues are derived from rates authorized by the SCC through its tariffs. Based on its evaluation, the Company has concluded that these tariff-based revenues fall within the scope of ASC 606, Revenue from Contracts with Customers. Tariff rates represent the transaction price. Performance obligations include the procurement and transportation of natural gas through the Company's distribution system to customers. The delivery of natural gas to customers results in the satisfaction of the Company’s respective performance obligations over time.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Customer accounts receivable and liabilities

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The asset and liability balances associated with customers are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable(1)	Unbilled revenue(1)	Customer credit balances	Customer deposits
Balance at September 30, 2024	$3,080,140	$1,294,798	$1,915,859	$1,488,113
Balance at December 31, 2024	9,403,466	6,489,021	1,981,392	1,555,134
Increase	$6,323,326	$5,194,223	$65,533	$67,021

(1) Included in accounts receivable in the condensed consolidated balance sheet. Amounts shown net of reserve for credit losses.

The Company did not incur any significant costs to obtain contracts during the period. Certain customers elect to pay even amounts monthly, giving rise to assets and liabilities presented in the table above. All amounts clear annually.

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

Information related to the Company's segments are provided below:

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended December 31, 2024
Operating revenues	$27,263,204	$—	$27,263,204
Corporate and other	—	—	26,282
Total revenues	27,263,204	—	27,289,486
Depreciation and amortization	2,843,360	—	2,843,360
Operating income (loss)	7,341,276	(35,188)	7,306,088
Corporate and other	—	—	21,933
Total operating income (loss)	7,341,276	(35,188)	7,328,021
Equity in earnings	—	854,213	854,213
Interest expense	1,032,409	747,521	1,779,930
Income before income taxes	6,781,658	72,049	6,853,707
Corporate and other	—	—	21,933
Total income before income taxes	$6,781,658	$72,049	$6,875,640

RGC RESOURCES, INC. AND SUBSIDIARIES

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended December 31, 2023
Operating revenues	$24,391,854	$—	$24,391,854
Corporate and other	—	—	27,498
Total revenues	24,391,854	—	24,419,352
Depreciation and amortization	2,697,707	—	2,697,707
Operating income (loss)	6,644,298	(13,403)	6,630,895
Corporate and other	—	—	21,142
Total operating income (loss)	6,644,298	(13,403)	6,652,037
Equity in earnings	—	1,467,835	1,467,835
Interest expense	968,937	667,336	1,636,273
Income before income taxes	5,795,734	787,534	6,583,268
Corporate and other	—	—	21,117
Total income before income taxes	$5,795,734	$787,534	$6,604,385

	Gas Utility	Investment in Affiliates	Consolidated Total
As of December 31, 2024:
Assets	$297,160,045	$21,448,885	$318,608,930
Corporate and other	—	—	16,563,542
Total assets	297,160,045	21,448,885	335,172,472
Gross additions to utility property	5,748,177	—	5,748,177
Gross investment in affiliates	$—	$17,738	$17,738

	Gas Utility	Investment in Affiliates	Consolidated Total
As of September 30, 2024:
Assets	$280,508,989	$21,324,361	$301,833,350
Corporate and other	—	—	18,865,873
Total assets	280,508,989	21,324,361	320,699,223
Gross additions to utility property	22,094,406	—	22,094,406
Gross investment in affiliates	$—	$18,258	$18,258

4.	Rates and Regulatory Matters

The SCC exercises regulatory authority over the natural gas operations of Roanoke Gas.  Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service, safety standards, service extension and depreciation.

In response to continued inflationary pressures, Roanoke Gas filed a general rate application with the SCC on February 2, 2024 seeking to increase its annual non-gas base rates by $4.33 million and its permitted return on equity from 9.44% to 10.35% reflecting its higher cost of capital, including higher interest expense.  The SCC permitted the Company to implement its new rates on an interim basis for customer billings on or after July 1, 2024, subject to refund.  On October 16, 2024, the Company reached a settlement with the SCC staff on all outstanding issues in the case. Under the terms of the settlement, the Company agreed to an annual incremental revenue requirement increase of $4.08 million based on a return on equity of 9.90%.  The Company expects a final decision from the Commission in the second quarter of fiscal 2025.

On June 28, 2024, Roanoke Gas filed for approval of an updated annual SAVE Rider rate to become effective October 1, 2024.  The proposed SAVE rate is based on an estimated $9.13 million of SAVE eligible investment during fiscal 2025 and a revenue requirement of $1.53 million that reflects the settled cost of capital in the 2024 rate case.  The Commission approved the Company’s updated SAVE Rider on September 24, 2024, which contained a lower revenue requirement of $1.39 million, largely attributable to SCC staff’s reliance on the overall cost of capital approved in the 2022 rate case.  The difference in the revenue requirements will be trued-up in subsequent SAVE Rider updates to the overall cost of capital once approved in the 2024 rate case.

RGC RESOURCES, INC. AND SUBSIDIARIES

On May 30, 2024, Roanoke Gas filed for an RNG Rider update to become effective October 1, 2024.  The revenue requirement associated with the proposed RNG Rider is $1.56 million, offset by the sale of environmental credits in the amount of $1.11 million, as well as credits for the over-recovery of costs during the prior year of approximately $35,000, resulting in a net revenue requirement of approximately $415,000 reflecting the overall cost of capital proposed in the 2024 rate case.  The Commission approved the Company’s updated RNG Rider on September 4, 2024, which contained a lower net revenue requirement of approximately $356,000, largely attributable to SCC Staff’s reliance on the overall cost of capital approved in the 2022 rate case.  The difference in the revenue requirements will be trued-up in subsequent RNG Rider updates at the overall cost of capital once approved in the 2024 rate case.

5.	Other Investments

Midstream owns a less than 1% equity investment in the LLC that owns and operates the MVP.  The Company accounts for its interest in the LLC under the equity method of accounting given the LLC maintains specific ownership accounts for each investor, and also considering the Company's rights under the LLC management agreement.  The Company has been using the equity method since the inception of its investment in fiscal 2016.  Following receipt of authorization from the FERC, the MVP entered commercial operation on June 14, 2024 and became available for interruptible or short-term firm transportation service.  On July 1, 2024, the MVP commenced long-term firm capacity obligations.  Midstream is also a less than 1% investor, accounted for under the cost method, in Southgate, which is in the design and permitting phase.  Completion of the Southgate project is targeted for 2028.

While under construction, AFUDC provided the majority of the income recognized by Midstream.  The amount of AFUDC recognized during the prior year was included in the equity in earnings of unconsolidated affiliate in the tables below.  AFUDC ceased in June 2024 when the pipeline went into commercial operation.

The Company participates in the earnings of the LLC proportionate to its level of investment.  With the MVP now in operation, the Company recognizes its share of earnings from the LLC, favorably adjusted for a basis difference between the Company's capital account and its carrying value that arose when the Company recorded an other-than-temporary impairment of its investment in 2022.  This basis difference amortization is a favorable non-cash adjustment to income over the operational life of the MVP, which is 40 years.  The Company's share of earnings from the LLC and the basis difference amortization are presented under equity in earnings of unconsolidated affiliate on the condensed consolidated statements of income.  The Company received a quarterly cash distribution of approximately $800,000 from the LLC during the three months ended December 31, 2024 and expects future quarterly distributions to be of a similar amount.

Midstream assesses the value of its investment in the LLC on at least a quarterly basis, and no impairment indicators were identified in fiscal 2025 or 2024.

Investment balances of MVP and Southgate, as of December 31, 2024 and September 30, 2024, are reflected in the table below:

Balance Sheet location:	December 31, 2024	September 30, 2024
Other Assets:
MVP	$21,000,744	$20,948,347
Southgate	133,242	108,875
Investment in unconsolidated affiliates	$21,133,986	$21,057,222

The change in the investment in unconsolidated affiliates is provided below:

	Three Months Ended December 31,
	2024	2023
Cash investment	$17,738	$—
Change in accrued capital calls	6,629	—
Equity in earnings of unconsolidated affiliate	854,213	1,467,835
Distribution from unconsolidated affiliate	(801,816)	—
Change in investment in unconsolidated affiliates	$76,764	$1,467,835

RGC RESOURCES, INC. AND SUBSIDIARIES

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included.

	Income Statements
	Three Months Ended December 31,
	2024	2023
Revenue	$140,057,960	$—
Operating expenses	(69,977,209)	—
AFUDC	26,478	158,562,141
Other income, net	1,851,060	2,663,569
Net income	$71,958,289	$161,225,710

	Balance Sheets
	December 31, 2024	September 30, 2024
Assets:
Current assets	$204,028,734	$263,966,727
Construction work in progress	438,091	1,568,267
Property, plant and equipment, net	9,523,496,687	9,522,815,742
Other assets	12,039,796	13,732,299
Total assets	$9,740,003,308	$9,802,083,035

Liabilities and Equity:
Current liabilities	$69,303,304	$168,645,751
Noncurrent liabilities	1,513,803	68,965
Capital	9,669,186,201	9,633,368,319
Total liabilities and equity	$9,740,003,308	$9,802,083,035

6.	Line of Credit

On March 24, 2023, Roanoke Gas entered into an unsecured Revolving Note in the principal amount of $25 million.  On March 31, 2024, the Revolving Note was amended to extend the maturity date to March 31, 2025.  Other key terms and requirements of the Revolving Note were retained.  The Revolving Note's variable interest rate is based upon Term SOFR plus 110 basis points and provides for multiple tier borrowing limits to accommodate seasonal borrowing demands.  The Company's total available borrowing limits during the term of the Revolving Note range from $15 million to $25 million.  As of December 31, 2024, the Company had an outstanding balance of $19,036,101 under the Revolving Note.

7.	Long-Term Debt

On March 6, 2024, Midstream entered into the Sixth Amendment to Credit Agreement and related Promissory Notes on the non-revolving credit facility.  The Sixth Amendment revised the interest rate from Term SOFR plus 2.00% to Term SOFR plus 2.00% subject to adjustment to Term SOFR plus 1.75% and Term SOFR plus 1.55% upon meeting certain milestones.  The Sixth Amendment also consolidated the Promissory Notes to one Promissory Note with one lender, increased the available non-revolving credit facility to $25 million, and extended the maturity date to December 31, 2025.  All other terms and requirements remained unchanged.

On May 2, 2024, Midstream established a new $9 million revolving credit facility. The interest rate on the borrowings under the facility is Daily Simple SOFR plus 2.215%; the arrangement included a 0.40% upfront fee and 0.125% unused line fee.  The facility matures on May 2, 2026.

RGC RESOURCES, INC. AND SUBSIDIARIES

On May 29, 2024, Midstream paid in full the $9 million note payable that was set to mature June 1, 2024 with proceeds from the new credit facility.

On March 6, 2024, Midstream amended and restated its $8 million Term Note. The amendment suspended quarterly principal payments beginning April 1, 2024 through January 1, 2025.  Principal payments will commence again on April 1, 2025.  All other terms and requirements of the Term Note were retained. The interest rate swap related to the $8 million Term Note was not amended on March 6, 2024.

Long-term debt consists of the following:

	December 31, 2024		September 30, 2024
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior note payable at 4.26%, due September 18, 2034	$30,500,000	$94,127	$30,500,000	$96,541
Unsecured term note payable at 3.58%, due October 2, 2027	8,000,000	13,244	8,000,000	14,448
Unsecured term note payable at 4.41%, due March 28, 2031	10,000,000	19,579	10,000,000	20,362
Unsecured term note payable at 3.60%, due December 6, 2029	10,000,000	17,614	10,000,000	18,494
Unsecured term note payable at 30-day SOFR plus 1.20%, due August 20, 2026 (swap rate at 2.00%)	15,000,000	—	15,000,000	—
Unsecured term note payable at Term SOFR plus 1.00%, due October 1, 2028 (swap rate at 2.49%)	10,000,000	25,305	10,000,000	27,044
Midstream:
Unsecured term note payable at Term SOFR plus 1.75% (1.55% beginning November 1, 2024), due December 31, 2025	25,000,000	25,839	24,855,000	32,299
Unsecured term note payable at Daily Simple SOFR plus 1.26448%, due January 1, 2028 (swap rate at 2.44%)	14,000,000	3,611	14,000,000	4,213
Unsecured term note payable at Daily Simple SOFR plus 1.26448%, due January 1, 2028 with quarterly principal installments of $400,000 that began April 1, 2023, were suspended April 1, 2024, and will resume April 1, 2025 (swap rate at 2.443% on designated principal)	6,400,000	19,730	6,400,000	21,406
Revolving credit facility at Daily Simple SOFR plus 2.215%, due May 2, 2026	8,895,000	39,819	9,000,000	47,285
Total long-term debt	137,795,000	258,868	137,755,000	282,092
Less: current maturities of long-term debt	(26,200,000)	—	(800,000)	—
Total long-term debt, net current maturities	$111,595,000	$258,868	$136,955,000	$282,092

Debt issuance costs are amortized over the life of the related debt. As of December 31, 2024 and September 30, 2024, the Company also had an unamortized loss on the early retirement of debt of $1,113,325 and $1,141,872, respectively, which has been deferred as a regulatory asset and is being amortized over a 20-year period.

All debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization.  All of the debt agreements provide for Priority Indebtedness (defined in the debt agreements) to not exceed 15% of consolidated total assets.  The $15 million and $10 million notes, as well as the line-of-credit, have an interest coverage ratio requirement of not less than 1.5 to 1, which excludes the effect of the non-cash impairments on the LLC investments up to the total investment as of December 31, 2021, as revised by the Seventh Amendment to the Credit Agreement.  The $9 million revolving line of credit facility also has an interest coverage ratio requirement of not less than 1.5 to 1.  The Company was in compliance with all debt covenants as of  December 31, 2024 and September 30, 2024.

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

The Company has four interest rate swaps associated with certain of its variable rate debt as of December 31, 2024.  Roanoke Gas has two variable-rate term notes in the amounts of $15 million and $10 million, with corresponding swap agreements to effectively convert the variable interest rates into fixed rates of 2.00% and 2.49%, respectively.  Midstream has two swap agreements corresponding to the variable-rate term notes with original principal amounts of $14 million and $8 million.  The swap agreement pertaining to the $14 million note effectively converts the variable interest rate into a fixed rate of 3.24%.  The swap agreement pertaining to the $8 million note remains in place and was concurrently re-designated to hedge an applicable portion of the note taking into account the temporary suspension of amortization described in Note 7, and converts that portion of the note to a fixed rate of 2.443%.  The swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income.  No portion of the swaps were deemed ineffective during the periods presented.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy:

	Fair Value Measurements - December 31, 2024
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps	$2,372,456	$—	$2,372,456	$—
Total	$2,372,456	$—	$2,372,456	$—

Liabilities:
Natural gas purchases	$2,189,764	$—	$2,189,764	$—
Total	$2,189,764	$—	$2,189,764	$—

	Fair Value Measurements - September 30, 2024
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps	$2,062,551	$—	$2,062,551	$—
Total	$2,062,551	$—	$2,062,551	$—

Liabilities:
Natural gas purchases	$761,020	$—	$761,020	$—
Total	$761,020	$—	$761,020	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models that can include observable quoted market interest rates and interest rate futures as well as certain assumptions regarding past, present and future market conditions.

Under one of the asset management contracts, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases.  Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment.  At December 31, 2024 and September 30, 2024, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements:

	Fair Value Measurements - December 31, 2024
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$26,200,000	$—	$—	$26,358,465
Notes payable	111,595,000	—	—	107,587,769
Total	$137,795,000	$—	$—	$133,946,234

	Fair Value Measurements - September 30, 2024
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$800,000	$—	$—	$800,000
Notes payable	136,955,000	—	—	135,471,275
Total	$137,755,000	$—	$—	$136,271,275

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying Treasury rate or other Treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments.  Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions.  Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries.  No individual customer amounted to more than 5% of total accounts receivable at  December 31, 2024 and  September 30, 2024.  The Company maintains certain credit standards with its customers and requires a customer deposit if warranted.

10.	Earnings Per Share

Basic EPS for the three months ended December 31, 2024 and 2023 was calculated by dividing net income by the weighted-average common shares outstanding during the period.  Diluted EPS was calculated by dividing net income by the weighted-average common shares outstanding during the period plus potential dilutive common shares.  Potential dilutive common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. The computation of diluted EPS for the three months ended December 31, 2024 and 2023 excludes potentially dilutive shares of 2,117 and 3,730, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute EPS in the future.

RGC RESOURCES, INC. AND SUBSIDIARIES

A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended December 31,
	2024	2023
Net income	$5,269,689	$5,019,992
Weighted-average common shares	10,259,717	10,029,243
Effect of dilutive securities:
Options to purchase common stock	4,280	2,111
Diluted average common shares	10,263,997	10,031,354
Earnings per share of common stock:
Basic	$0.51	$0.50
Diluted	$0.51	$0.50

11.	Other Comprehensive Income (Loss)

A summary of other comprehensive income and loss is provided below:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Three Months Ended December 31, 2024
Interest rate swaps:
Unrealized gains	$694,177	$(178,681)	$515,496
Transfer of realized gains to interest expense	(384,273)	98,912	(285,361)
Net interest rate swaps	309,904	(79,769)	230,135
Defined benefit plans:
Amortization of net actuarial gains	(10,378)	2,671	(7,707)
Other comprehensive income	$299,526	$(77,098)	$222,428
Three Months Ended December 31, 2023
Interest rate swaps:
Unrealized losses	$(836,071)	$215,205	$(620,866)
Transfer of realized gains to interest expense	(545,183)	140,329	(404,854)
Net interest rate swaps	(1,381,254)	355,534	(1,025,720)
Defined benefit plans:
Amortization of net actuarial losses	16,015	(4,122)	11,893
Other comprehensive loss	$(1,365,239)	$351,412	$(1,013,827)

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

Reconciliation of Accumulated Other Comprehensive Income

			Accumulated
			Other
	Interest Rate	Defined Benefit	Comprehensive
	Swaps	Plans	Income
Balance at September 30, 2024	$1,531,649	$(205,078)	$1,326,571
Other comprehensive income (loss)	230,135	(7,707)	222,428
Balance at December 31, 2024	$1,761,784	$(212,785)	$1,548,999

RGC RESOURCES, INC. AND SUBSIDIARIES

12.	Income Taxes

The effective tax rates for the three-month periods ended December 31, 2024 and 2023 reflected in the table below are less than the combined federal and state statutory rate of 25.74%.  The reduction to the effective tax rates is due to additional tax deductions from the amortization of excess deferred taxes and amortization of RNG tax credits deferred as a regulatory liability.

	Three Months Ended December 31,
	2024	2023
Effective tax rate	23.4%	24.0%

ASC 740 provides for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recognized in the financial statements.  The Company recorded a reserve for unrecognized tax benefits of $273,936 as of December 31, 2024 and September 30, 2024 related to tax positions taken in the Company's prior tax returns. The Company has evaluated its tax positions for the three months ended December 31, 2024 and determined no additional reserve for unrecognized tax benefits was necessary.  A reconciliation of the Company's unrecognized tax benefits is as follows:

December 31, 2024
Beginning balance	$273,936
Increase resulting from prior period tax positions	—
Ending balance	$273,936

The Company’s policy is to classify interest associated with uncertain tax positions as interest expense in the financial statements. Tax penalties, if any, are netted against other income.

The Company files a consolidated federal income tax return and state income tax returns in Virginia and West Virginia, and thus subject to examinations by federal and state tax authorities.  The IRS is currently examining the Company's 2018 and 2019 amended federal tax returns.  The focus of the examination relates to research and development credits, and the results of the examination have not been presented to the Company as of the date of this Form 10-Q.  The Company believes its income tax assets and liabilities are fairly stated as of December 31, 2024 and 2023; however, these assets and liabilities could be adjusted as a result of this examination.  The Company's amended federal returns for fiscal 2018 and 2019 remain open related to the examination.  Aside from these exceptions, the federal returns and the state returns for Virginia and West Virginia for the tax years ended prior to September 30, 2021 are no longer subject to examination.

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

Regulatory assets included in the Company’s accompanying balance sheets are as follows:

	December 31, 2024	September 30, 2024
Assets:
Current Assets:
Regulatory assets:
Accrued WNA revenues	$1,419,820	$919,375
Under-recovery of gas costs	1,350,697	2,690,247
Under-recovery of RNG revenues	1,286,768	1,331,064
Under-recovery of SAVE Plan revenues	45,663	107,678
Accrued pension	32,089	42,785
Other deferred expenses	12,762	12,761
Total current	4,147,799	5,103,910
Other Non-Current Assets:
Regulatory assets:
Premium on early retirement of debt	1,113,325	1,141,872
Accrued pension	2,998,881	2,998,881
Other deferred expenses	293,584	304,291
Total non-current	4,405,790	4,445,044

Total regulatory assets	$8,553,589	$9,548,954

Regulatory liabilities included in the Company’s accompanying balance sheets are as follows:

	December 31, 2024	September 30, 2024
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Rate refund	$35,877	$37,500
Deferred income taxes	591,764	591,764
Supplier refunds	913,156	30,556
Other deferred liabilities	130,842	174,458
Total current	1,671,639	834,278
Deferred Credits and Other Non-Current Liabilities:
Regulatory cost of retirement obligations	14,823,044	14,409,847
Regulatory liabilities:
Deferred income taxes	15,320,155	15,468,096
Deferred postretirement medical	3,858,471	3,858,471
Total non-current	34,001,670	33,736,414

Total regulatory liabilities	$35,673,309	$34,570,692

As of December 31, 2024 and September 30, 2024, the Company had regulatory assets in the amount of $8,553,589 and $9,548,954, respectively, on which the Company did not earn a return during the recovery period.

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

Due to the nature of the natural gas distribution business, the Company has entered into agreements with both suppliers and pipelines for natural gas commodity purchases, storage capacity and pipeline delivery capacity.  The Company utilizes two asset managers to assist in optimizing the use of its transportation, storage rights and gas supply in order to provide a secure and reliable source of natural gas to its customers.  The Company also has storage and pipeline capacity contracts to store and deliver natural gas to the Company’s distribution system.  Roanoke Gas is currently served directly by three primary pipelines that deliver all of the natural gas supplied to the Company’s distribution system.  Depending on weather conditions and the level of customer demand, failure of one of these transmission pipelines could have a major adverse impact on the Company's ability to deliver natural gas to its customers and its results of operations.  With the MVP now in service, there is an enhanced reliability in the system to meet the Company's increasing distribution demand for natural gas.

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

	Three Months Ended December 31,
	2024	2023
Components of net periodic pension cost:
Service cost	$96,858	$81,066
Interest cost	352,602	367,206
Expected return on plan assets	(375,976)	(294,958)
Recognized loss	14,857	79,132
Net periodic pension cost	$88,341	$232,446

	Three Months Ended December 31,
	2024	2023
Components of postretirement benefit cost:
Service cost	$1,095	$7,599
Interest cost	126,856	153,369
Expected return on plan assets	(182,430)	(133,311)
Recognized gain	(58,153)	(10,149)
Net postretirement benefit cost	$(112,632)	$17,508

The components of net periodic benefit cost, excluding the service cost component, are included in other income, net in the condensed consolidated statements of income.  Service cost is included in operations and maintenance expense in the condensed consolidated statements of income.

No funding contributions were made to the pension plan or postretirement plan for the periods presented in the tables above.  The Company is not currently planning to make any funding contributions to either plan for the remainder of fiscal 2025.

16.	Leases

The Company has four leases for certain assets including office space and land classified as operating leases with original terms ranging from 3 to 20 years.  The Company determines if an arrangement is a lease at inception of the agreement based on the terms and conditions in the contract.  The operating lease ROU assets and operating lease liabilities are recognized as the present value of the future minimum lease payments over the lease term at commencement date.  As most of the leases do not provide an implicit rate, the Company uses an estimate of its secured incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.  The incremental borrowing rate is determined by management aided by inquiries of a third party.

Lease expense for minimum lease payments is recognized on a straight-line basis over the term of the agreement.  The Company made an accounting policy election that payments under agreements with an initial term of 12 months or less will not be included on the condensed consolidated balance sheet but will be recognized when paid in the consolidated statements of operations.

RGC RESOURCES, INC. AND SUBSIDIARIES

The operating lease ROU assets are reflected in other non-current assets in the condensed consolidated balance sheets.  The current operating lease liabilities and non-current lease liabilities are included in other current liabilities and deferred credits and other non-current liabilities, respectively, in the condensed consolidated balance sheets.  The expense components of the Company’s operating leases are included under operations and maintenance expense in the condensed consolidated statements of income and were less than $50,000 for each period presented.

Other information related to leases were as follows:

	Three Months Ended December 31,
	2024	2023
Supplemental Cash Flow Information:
Cash paid on operating leases	$5,500	$6,766
Right of use obtained in exchange for operating lease obligations	N/A	N/A
Weighted-average remaining term (in years)	17.3	17.4
Weighted-average discount rate	N/A	N/A

On December 31, 2024, the future minimum rental payments under non-cancelable operating leases by fiscal year were as follows:

2025	$48,730
2026	30,038
2027	30,038
2028	26,400
2029	26,400
Thereafter	343,200
Total minimum lease payments	504,806
Less imputed interest	(179,350)
Total	$325,456

17.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued.  There were no items not otherwise disclosed which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, Resources may announce or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, investments, inflation, rate making, technological developments, new products, research and development activities, operational impacts and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2024 Annual Report on Form 10-K.  These factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “target,” “expect,” “objective,” “projection,” “potential,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could,” “may” or “might” are intended to identify forward-looking statements.

Forward-looking statements reflect the Company’s current expectations only as of the date they are made.  The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.

The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2025.  The total revenues and margins realized during the first three months reflect higher billings due to the weather-sensitive nature of the natural gas business.

RGC RESOURCES, INC. AND SUBSIDIARIES

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 63,400 residential, commercial and industrial customers in Roanoke, Virginia and surrounding localities through its Roanoke Gas subsidiary.  Midstream, a wholly owned subsidiary of Resources, is a less than 1% investor in both the MVP and Southgate.  The utility operations of Roanoke Gas are regulated by the SCC, which oversees the terms, conditions and rates charged to customers for natural gas service, safety standards, extension of service and depreciation.  The Company is also subject to regulation from the United States Department of Transportation in regard to the construction, operation, maintenance, safety and integrity of its transmission and distribution pipelines.  FERC regulates the prices for the transportation and delivery of natural gas to the Company’s distribution system and underground storage services.  In addition, the Company is subject to other regulations which are not necessarily industry specific.

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

On February 2, 2024, primarily in response to continued inflationary pressures, Roanoke Gas filed for an annual non-gas base rate increase of $4.33 million.  The filing also reflected an increase in the Company's authorized return on equity from 9.44% to 10.35%.  The new interim non-gas base rates went into effect for customer billings on or after July 1, 2024, subject to refund.  On October 16, 2024, the Company reached a settlement with the SCC staff on all outstanding issues in the case.  Under the terms of the settlement, the Company agreed to an annual incremental revenue requirement increase of $4.08 million based on a return on equity of 9.90%.

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

The SAVE Plan and Rider provides the Company with a mechanism through which it recovers costs related to qualified SAVE infrastructure investments on a prospective basis, until a rate application is filed incorporating these investments in non-gas base rates.  Roanoke Gas filed and received approval from the SCC for an updated annual SAVE Rider rate which became effective October 1, 2024.  As a result of the updated SAVE Rider, SAVE Plan revenues increased by approximately $273,000 for the three-month period ended December 31, 2024 compared to the same period last year when the recovery of all prior SAVE Plan investment was incorporated into the non-gas base rates that were effective January 1, 2023.  The updated SAVE Rider is expected to result in approximately $1,389,000 of annualized SAVE-related revenues during fiscal 2025.  Additional information regarding the SAVE Plan and Rider is provided under the Regulatory section below.

RGC RESOURCES, INC. AND SUBSIDIARIES

The WNA mechanism reduces the volatility in earnings due to the variability in temperatures during the heating season.  The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when weather is colder than normal.  The WNA allows the Company to recover from its customers the lost margin (excluding gas costs) from warmer-than-normal weather and correspondingly requires the Company to refund the excess margin earned for colder-than-normal weather.  The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day and thereby estimates the revenue adjustment based on weather variance from normal.  Any billings or refunds related to the WNA are completed following each WNA year, which extends for the 12-month period from April to March.  For the three months ended December 31, 2024, the Company accrued approximately $500,000 in additional revenues under the WNA model for weather that was 6% warmer than normal, respectively, compared to approximately $1,173,000 in additional revenues for weather that was 16% warmer than normal for the corresponding period last year.

The Company has an approved rate structure to mitigate the impact of the financing costs of its natural gas inventory.  Under this rate structure, Roanoke Gas recognizes revenue by applying the ICC factor, based on the Company’s weighted-average cost of capital, including interest rates on short-term and long-term debt, and the Company’s authorized return on equity, to the average cost of natural gas inventory during the period.  Total ICC revenues decreased by approximately $53,000 for the three-month period ended December 31, 2024 compared to the corresponding period last year, due to lower natural gas commodity prices during the 2024 summer storage injection season resulting in a lower average cost of natural gas in storage.  Accordingly, fiscal 2025 ICC revenues are expected to continue to remain below last year's levels.

In March 2023, Roanoke Gas began operating the RNG facility, through a cooperative agreement with the Western Virginia Water Authority, to produce commercial quality RNG for delivery into its distribution system.  With SCC approval, Roanoke Gas is allowed to recover the costs associated with the investment in RNG facilities and the related operating costs through an RNG Rider added to customer bills.  Customers receive the benefit of the monetization of environmental credits generated through the production of RNG.  Roanoke Gas recognized approximately $388,000 in RNG revenue for the three months ended December 31, 2024 compared to approximately $300,000 for the corresponding period in the prior year.

The cost of natural gas, which is a pass-through cost, is independent of the Company's non-gas rates.  Accordingly, the Company's approved billing rates include a component designed to allow for the recovery of the cost of natural gas used by its customers.  This rate component, referred to as the PGA, allows the Company to pass along to its customers increases and decreases in natural gas costs through a quarterly filing, or more frequent if necessary, once SCC staff approval is received.  As actual costs will differ from the projections used in establishing the PGA rate, the Company will either over-recover or under-recover its actual gas costs during the period.  The difference between actual costs incurred and costs recovered through the application of the PGA is recorded as a regulatory asset or liability.  At the end of the annual deferral period, the balance is amortized over a succeeding 12-month period through the ensuing non-gas rate component.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Three Months Ended December 31, 2024:

Net income increased by $249,697 for the three months ended December 31, 2024, compared to the same period last year, primarily due to the implementation of new non-gas base rates effective July 1, 2024, slightly offset by lower WNA revenues and lower equity earnings from the MVP as the project transitioned from construction to in service, as well as higher interest expense.

The tables below reflect operating revenues, volume activity and heating degree days.

	Three Months Ended December 31,		Increase / (Decrease)
	2024	2023		Percentage
Operating Revenues
Gas utility	$27,263,204	$24,391,854	$2,871,350	12%
Non utility	26,282	27,498	(1,216)	(4)%
Total operating revenues	$27,289,486	$24,419,352	$2,870,134	12%
Delivered Volumes
Regulated natural gas (DTH)
Residential and commercial	2,174,553	2,094,640	79,913	4%
Transportation and interruptible	1,320,849	925,995	394,854	43%
Total delivered volumes	3,495,402	3,020,635	474,767	16%
HDD	1,366	1,237	129	10%

Total operating revenues for the three months ended December 31, 2024, compared to the same period last year, increased by approximately 12% primarily due to the implementation of a non-gas base rate increase, along with higher delivered volumes, gas costs and SAVE revenues, slightly offset by a decrease in WNA revenue.  The non-gas base rate increase implemented in 2024 was the main contributing factor to an approximate $1.6 million increase in non-gas volumetric revenues. In addition, total heating degree days increased by 10% from the same period last year, resulting in a 4% increase in the weather-sensitive residential and commercial volumes, while transportation and interruptible volumes increased 43% primarily driven by business activity of a single, multi-fuel customer during the quarter.  We expect the higher usage to continue in the near term, although much of this volume has a lower margin contribution.  Gas costs also increased over the prior period primarily due to pipeline capacity charges increasing over $800,000 as a result of higher rates and additional capacity.  These capacity charges, which do not impact margin, are expected to continue at a comparable level.  SAVE Plan revenues increased as Roanoke Gas continues to invest in qualified SAVE infrastructure projects, resulting in approximately $273,000 more revenue compared to the same period in the prior year.  WNA revenues declined approximately $673,000 from the corresponding period last year as weather was only 6% warmer than normal during the current period compared to 16% warmer than normal during the prior period.

	Three Months Ended December 31,		Increase
	2024	2023		Percentage
Gross Utility Margin
Gas utility revenues	$27,263,204	$24,391,854	$2,871,350	12%
Cost of gas - utility	11,702,709	10,097,016	1,605,693	16%
Gross utility margin	$15,560,495	$14,294,838	$1,265,657	9%

Gross utility margin increased over the same period last year primarily as a result of the implementation of new non-gas base rates and increases in SAVE and RNG revenues, offset by the reduction in WNA and ICC revenues. When adjusted for WNA, the volumetric margin increased by approximately $921,000 primarily due to the new non-gas base rates and increases in transportation and interruptible volumes.  The RNG Rider and SAVE Plan contributed an additional $88,000 and $273,000, respectively, to margin, while ICC revenues decreased by approximately $53,000 due to lower cost of gas in storage.

RGC RESOURCES, INC. AND SUBSIDIARIES

The changes in the components of gas utility margin are summarized below:

	Three Months Ended December 31,		Increase/
	2024	2023	(Decrease)
Customer base charge	$4,065,148	$4,032,454	$32,694
ICC	189,907	243,330	(53,423)
SAVE Plan	293,999	21,187	272,812
Volumetric	10,067,087	8,473,367	1,593,720
WNA	500,446	1,173,127	(672,681)
RNG	388,003	300,365	87,638
Other revenues	55,905	51,008	4,897
Total	$15,560,495	$14,294,838	$1,265,657

The tables below provide a reconciliation between gross utility margin and gross margin:

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended December 31, 2024
Operating revenues
Gas utility	$27,263,204	$—	$27,263,204
Non utility	26,282	—	26,282
Total operating revenues	27,289,486	—	27,289,486
Cost of sales
Cost of gas - utility	(11,702,709)	—	(11,702,709)
Cost of sales - non utility	(4,349)	—	(4,349)
Depreciation and amortization	(2,843,360)	—	(2,843,360)
Operations and maintenance	(4,653,956)	(34,715)	(4,688,671)
Total cost of sales	(19,204,374)	(34,715)	(19,239,089)
Gross margin (GAAP)	8,085,112	(34,715)	8,050,397
Corporate and other, net	(21,933)	—	(21,933)
Depreciation and amortization	2,843,360	—	2,843,360
Operations and maintenance	4,653,956	34,715	4,688,671
Gross utility margin (Non-GAAP)	$15,560,495	$—	$15,560,495

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended December 31, 2023
Operating revenues
Gas utility	$24,391,854	$—	$24,391,854
Non utility	27,498	—	27,498
Total operating revenues	24,419,352	—	24,419,352
Cost of sales
Cost of gas - utility	(10,097,016)	—	(10,097,016)
Cost of sales - non utility	(5,150)	—	(5,150)
Depreciation and amortization	(2,697,707)	—	(2,697,707)
Operations and maintenance	(4,321,247)	(12,780)	(4,334,027)
Corporate and other	—	—	(1,170)
Total operations and maintenance	(4,321,247)	(12,780)	(4,335,197)
Total cost of sales	(17,121,120)	(12,780)	(17,135,070)
Gross margin (GAAP)	7,298,232	(12,780)	7,284,282
Corporate and other, net	(22,348)	—	(21,178)
Depreciation and amortization	2,697,707	—	2,697,707
Operations and maintenance	4,321,247	12,780	4,334,027
Gross utility margin (Non-GAAP)	$14,294,838	$—	$14,294,838

Operations and maintenance expenses increased by $353,474, or 8%, from the same period last year primarily due to inflationary effects on personnel costs, costs to operate and maintain the RNG facility and professional services.  Personnel costs increased by approximately $123,000 due to increased staffing and the inflationary impact on salaries and benefits as well as amortization of restricted stock awards. Cost associated with the RNG facility increased approximately $98,000 due to timing differences. Increased IT support costs and corporate insurance premiums accounted for much of the remaining cost increase.

Taxes other than income taxes increased by $90,131, or 14%, primarily due to higher property taxes associated with growth in utility property.

Depreciation expense increased by $143,653, or 5%, consistent with an increase in utility property balances.

Equity in earnings of unconsolidated affiliate decreased by $613,622, or 42%.  With the MVP in service, the Company now recognizes its share of operational earnings from the MVP, favorably adjusted for the amortization of a basis difference that arose when the Company recorded an other-than-temporary impairment of its investment in 2022, which did not fully replace the amount of AFUDC recognized while construction activities were ongoing during the first quarter of fiscal 2024.  See Note 5 of the consolidated financial statements for additional information related to the MVP.

Other income, net increased by $352,550 primarily due to an approximate $280,000 decrease in benefit plan costs, coupled with an increase of approximately $101,000 in revenue sharing related to the asset management agreements, which are described in more detail below.

Interest expense increased by $143,657, or 9%, primarily due to higher interest rates on the Company's variable rate debt, along with higher borrowing levels. The weighted-average interest rate on total debt increased from 4.28% during the first quarter of fiscal 2024 to 4.45% during the first quarter of fiscal 2025. The increase in the weighted-average interest rate was associated with Midstream's credit facilities. Total average debt outstanding during the first quarter of fiscal 2025 increased by 5% from the first quarter of fiscal 2024.

Roanoke Gas' interest expense increased by $63,472, or 7%, as total average debt outstanding increased by approximately $6,388,000 associated with net borrowings under the Company's line-of-credit.  The average interest rate decreased slightly from 4.07% during the first quarter in fiscal 2024 to 4.06% during the first quarter in fiscal 2025.  All of Roanoke Gas' long-term debt carry fixed rates either due to fixed rate notes or with variable rate debt that has a corresponding swap agreement.  See Note 6 and 7 of the consolidated financial statements for more information on the Company's debt.

Midstream's interest expense increased by $80,185, or 12%, as the average interest rate on Midstream's total debt increased from 4.92% to 5.38% related to higher interest rates on the variable rate credit facilities that were refinanced in fiscal 2024, coupled with an approximate $1,261,000 increase in total average debt outstanding during the period.

Income tax expense increased by $21,558, or 1%, corresponding to an increase in pre-tax income.  The effective tax rate was 23.4% and 24.0% for the three-month periods ended December 31, 2024 and 2023, respectively.  The effective tax rate is below the combined statutory state and federal rate due to the amortization of excess deferred taxes and tax credits.

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

There have been no significant changes to the critical accounting policies as reflected in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024.

RGC RESOURCES, INC. AND SUBSIDIARIES

Asset Management

Roanoke Gas uses third-party asset managers to oversee its pipeline transportation, storage rights and gas supply inventories and deliveries in order to provide a secure and reliable source of natural gas to its customers.  In return for utilizing the excess capacities of the transportation and storage rights, the asset managers pay Roanoke Gas a monthly utilization fee.  In accordance with an SCC order issued in 2018, a portion of the utilization fee is retained by the Company with the balance passed through to customers through reduced gas costs.  Prior to the MVP being placed in service, Roanoke Gas utilized one asset manager.  With the MVP now in service, Roanoke Gas has a second asset management agreement for the utilization of its MVP capacity.  Both asset management agreements expire March 31, 2025.  The Company expects to enter into a new arrangement to begin April 1, 2025.

Equity Investment in Mountain Valley Pipeline

The Company has a less than 1% interest in the MVP, which is accounted for as an equity investment, and a less than 1% interest in the Southgate pipeline, which is contemplated to interconnect with the MVP and accounted for under the cost method.

From inception through May 2024, earnings from the LLC were primarily attributable to AFUDC income. With the MVP in operation, the Company recognizes its share of earnings from the LLC, favorably adjusted for a basis difference between the Company's proportional share of assets and its carrying value that arose when the Company recorded an other-than-temporary impairment of its investment in 2022.  This basis difference amortization is a favorable non-cash adjustment over the operational life of the MVP, or 40 years. For the first quarters of fiscal 2025 and 2024, the Company recorded equity in earnings of consolidated affiliate of approximately $850,000 and $1.5 million, respectively, with the 2024 amount being derived from AFUDC.  Midstream received a quarterly cash distribution of its share from the LLC of approximately $800,000 in October which was a return on its invested capital.  Future quarterly distributions are expected to be of a similar amount.  The Company is using this cash to pay interest and other expenditures related to Midstream.

Midstream fully borrowed $25 million under a non-revolving credit facility, which matures in December 2025, as well as $8,895,000 under a separate non-revolving credit facility, which matures in May 2026.  Quarterly amortization payments have been suspended on one of Midstream's promissory notes that matures January 1, 2028, and will resume in April 2025 with $1.2 million due over the next 12 months. The Company is actively discussing and anticipates refinancing the line of credit obligation in 2025.  Additionally, Midstream is considering the long-term structure of all its debt as the MVP has transitioned from its project phase to being operational. See Note 7 for more information on all borrowings related to Midstream.

Regulatory

See Note 4 of the condensed consolidated financial statements for discussion on Regulatory matters.

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

Cash and cash equivalents increased by $1,204,178 for the three-month period ended December 31, 2024 compared to an increase of $1,352,306 for the three-month period ended December 31, 2023. The following table summarizes the sources and uses of cash:

	Three Months Ended December 31,
Cash Flow Summary	2024	2023
Net cash provided by (used in) operating activities	$827,190	$(564,347)
Net cash used in investing activities	(5,751,463)	(5,300,295)
Net cash provided by financing activities	6,128,451	7,216,948
Increase in cash and cash equivalents	$1,204,178	$1,352,306

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

Cash flows from operating activities for the three months ended December 31, 2024 increased by $1,391,537 compared to the same period last year. The table below summarizes the significant components of operating cash flows:

	Three Months Ended December 31,		Increase/
Cash Flow From Operating Activities:	2024	2023	(Decrease)
Net income	$5,269,689	$5,019,992	$249,697
Non-cash adjustments:
Depreciation	2,843,360	2,761,920	81,440
Equity in earnings	(854,213)	(1,467,835)	613,622
Distribution from unconsolidated affiliate	801,816	—	801,816
Changes in working capital and regulatory assets and liabilities:
Accounts receivable	(11,372,730)	(8,963,996)	(2,408,734)
Accounts payable	3,068,681	572,694	2,495,987
Income taxes	1,633,289	2,317,469	(684,180)
Change in over collection of gas costs	1,339,550	2,046,845	(707,295)
Change in accrued WNA revenues	(500,446)	(1,173,127)	672,681
Other	(1,401,806)	(1,678,309)	276,503
Net cash provided by (used in) operating activities	$827,190	$(564,347)	$1,391,537

The increase in operating cash flows is primarily due to the equity in earnings related to the Company's investment in the MVP and the cash distribution received from the LLC.  The decrease in non-cash equity in earnings from the Company's investment in the LLC is a result of the MVP transitioning from the construction phase to being operational.  While under construction, AFUDC provided the majority of the income recognized.  In October, the Company received a $800,000 quarterly cash distribution of its share from the LLC which was has been accounted for as a return on its invested capital.  To a lesser extent, colder weather and increased gas costs compared to the same period last year resulted in higher accounts receivable and accounts payable balances.  Pipeline and storage capacity charges during the first quarter of 2025 increased over $800,000 from the same period in the prior year.  Additionally, total commodity costs increased from $3.15 per DTH in the first quarter of fiscal 2024 to $3.44 per DTH in the first quarter of fiscal 2025.  A colder-than-normal December reduced the uncollected WNA balance as of December 31, 2024 despite the first quarter of fiscal 2025 being warmer than the first quarter in the prior year.  As such, the warmer weather experienced during the current quarter contributed approximately $673,000 in additional operating cash.  The reduction in cash related to income taxes is primarily attributable to a $1.0 million refund received during the first quarter of fiscal 2024.

Cash Flows Used in Investing Activities:

Investing activities primarily consist of expenditures related to Roanoke Gas' utility property, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and gas distribution system facilities and expansion of its natural gas system to meet the customer growth demand.  The Company is continuing its focus on SAVE infrastructure replacement projects, including the replacement of pre-1973 first generation plastic pipe.  New customer demand for natural gas continues to be steady and therefore extending the natural gas distribution system within its service territory is also a priority.  Roanoke Gas' total capital expenditures for the three-month period ended December 31, 2024 were approximately $5.7 million compared to $5.3 million during the same period last year.  Total fiscal 2025 capital expenditures are expected to be approximately $22 million.  Midstream continues to be invested in the LLC; however, the Company did not make capital contributions in 2024 under a prior agreement with the LLC's managing partner.  Accordingly, Midstream's ownership percentage declined during the remaining construction period of the project.  Now that the MVP is in service, Midstream will incur periodic, future capital investment related to ongoing MVP operations requirements and system improvements.  Midstream has and will continue to make capital investments in Southgate.  The targeted timing for completion of the Southgate project is 2028.

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash Flows Provided by Financing Activities:

Financing activities generally consist of borrowings and repayments under credit agreements, issuance of common stock and the payment of dividends.  Net cash flows provided by financing activities were approximately $6.1 million for the three months ended December 31, 2024, compared to $7.2 million in net cash flows from financing activities for the same period last year.  The $1.1 million decrease in financing cash flows is primarily attributable to net borrowings of $7.9 million under Roanoke Gas' line-of-credit during the first three months of fiscal 2025 compared to net borrowings of $8.9 million in the same period last year.  Roanoke Gas' decreased borrowings were slightly offset by a net increase of $485,000 in Midstream's debt.  During the first quarter of fiscal 2025, Midstream borrowed a net $40,000 compared to repaying $525,000 during the same period in the prior year.  Notes 6 and 7 provide details on the Company's line-of-credit and borrowing activity.

In addition, Resources issued a total of 14,792 shares of common stock resulting in net proceeds of approximately $269,000. No shares were issued through the ATM program during the first quarter of fiscal 2025.  During the same period last year, Resources issued 44,367 shares for approximately $821,000, including 26,077 shares through the ATM program for approximately $542,000, net of fees.

Management regularly evaluates the Company’s liquidity through a review of its available financing resources and its cash flows.  Resources maintains the ability to raise equity capital through its ATM program, private placement or other public offerings.  Management believes Roanoke Gas has access to sufficient financing resources to meet its cash requirements for the next year, including the line of credit and the two private shelf facilities.  Roanoke Gas may also adjust capital spending, as necessary, if such a need would arise.  Management expects to renew the Roanoke Gas line of credit in March and expects to refinance a portion of the line of credit into a long-term note in the coming months.

With the MVP now in service, Midstream's future cash requirements will relate to regular monthly operating expenses, debt service and capital contributions.  The Company received its first cash distribution from MVP of approximately $800,000 in October 2024, and should receive similar distributions quarterly.  Midstream's total debt service over the succeeding 12 months includes $26.2 million to retire maturing debt.  Management has initiated conversations with its lenders and others to renegotiate Midstream's debt that is coming due over the next 12 to 18 months.  With MVP operational and cash distributions being made to the partners, the Company is exploring longer-term financing that may include additional debt amortization and considerations around the Company's capital expenditure expectations.  Management has successfully renegotiated Midstream's obligations several times in recent years and believes that it will be able to do so before the applicable due dates.  Conversations to date have been positive.

As of December 31, 2024, Resources' long-term capitalization ratio was 45% equity and 55% debt.

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

Through December 31, 2024, the Company has evaluated, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls. There were no control changes during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Resources' Annual Report on Form 10-K for the year ended September 30, 2024.

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

RGC Resources, Inc.

Date: February 10, 2025	By:	/s/ Timothy J. Mulvaney
Timothy J. Mulvaney
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)