Form 10-Q
period 2025-03-31
RGC RESOURCES INC
filed 2025-05-07
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2025
Common Stock, $5 Par Value	10,311,593

INDEX

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

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

Some of the terms above may not be included in this filing

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,152,771	$894,185
Accounts receivable (less allowance for credit losses of $491,112 and $153,347, respectively)	13,597,500	4,483,739
Inventories	1,891,267	1,799,631
Gas in storage	1,971,720	8,491,490
Prepaid income taxes	524,169	2,362,069
Regulatory assets	2,421,022	5,103,910
Interest rate swaps	1,008,634	871,026
Other	2,210,860	1,066,251
Total current assets	25,777,943	25,072,301
UTILITY PROPERTY:
In service	356,048,003	345,864,008
Accumulated depreciation and amortization	(96,574,621)	(92,462,376)
In service, net	259,473,382	253,401,632
Construction work in progress	8,087,125	8,639,822
Utility property, net	267,560,507	262,041,454
OTHER NON-CURRENT ASSETS:
Regulatory assets	4,366,536	4,445,044
Investment in unconsolidated affiliates	20,963,192	21,057,222
Benefit plan assets	5,378,524	5,416,536
Deferred income taxes	843,325	771,746
Interest rate swaps	870,764	1,191,526
Other	660,496	703,394
Total other non-current assets	33,082,837	33,585,468
TOTAL ASSETS	$326,421,287	$320,699,223

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2025	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$26,600,000	$800,000
Line-of-credit	—	11,166,181
Dividends payable	2,139,655	2,050,286
Accounts payable	5,991,608	5,429,703
Customer credit balances	797,094	1,915,859
Income taxes payable	250,625	—
Customer deposits	1,586,123	1,488,113
Accrued expenses	3,388,349	4,988,281
Regulatory liabilities	4,715,832	834,278
Other	19,733	25,729
Total current liabilities	45,489,019	28,698,430
LONG-TERM DEBT:
Line-of-credit	4,164,266	—
Notes payable	111,300,000	136,955,000
Unamortized debt issuance costs	(237,644)	(282,092)
Long-term debt, net	115,226,622	136,672,908
DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
Asset retirement obligations	11,365,527	11,142,095
Regulatory cost of retirement obligations	15,156,791	14,409,847
Benefit plan liabilities	112,987	113,600
Deferred income taxes	1,906,230	1,890,562
Regulatory liabilities	19,030,685	19,326,567
Other	300,203	308,439
Total deferred credits and other non-current liabilities	47,872,423	47,191,110
STOCKHOLDERS’ EQUITY:
Common stock, $5 par; authorized 20,000,000 shares; issued and outstanding 10,309,885 and 10,249,899 shares, respectively	51,549,425	51,249,495
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	48,866,590	47,988,270
Retained earnings	16,242,061	7,572,439
Accumulated other comprehensive income	1,175,147	1,326,571
Total stockholders’ equity	117,833,223	108,136,775
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$326,421,287	$320,699,223

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
OPERATING REVENUES:
Gas utility	$36,435,936	$32,632,331	$63,699,140	$57,024,185
Non utility	26,161	27,045	52,443	54,543
Total operating revenues	36,462,097	32,659,376	63,751,583	57,078,728
OPERATING EXPENSES:
Cost of gas - utility	17,062,153	15,299,390	28,764,862	25,396,406
Cost of sales - non utility	5,418	6,704	9,767	11,854
Operations and maintenance	5,323,191	5,322,655	10,011,862	9,657,852
Taxes other than income taxes	814,625	703,211	1,537,001	1,335,456
Depreciation and amortization	2,856,768	2,697,707	5,700,128	5,395,414
Total operating expenses	26,062,155	24,029,667	46,023,620	41,796,982
OPERATING INCOME	10,399,942	8,629,709	17,727,963	15,281,746
Equity in earnings of unconsolidated affiliate	801,175	1,229,384	1,655,388	2,697,219
Other income, net	463,633	89,487	936,969	210,273
Interest expense	1,630,275	1,566,613	3,410,205	3,202,886
INCOME BEFORE INCOME TAXES	10,034,475	8,381,967	16,910,115	14,986,352
INCOME TAX EXPENSE	2,358,267	1,938,577	3,964,218	3,522,970
NET INCOME	$7,676,208	$6,443,390	$12,945,897	$11,463,382
BASIC EARNINGS PER COMMON SHARE	$0.74	$0.63	$1.26	$1.14
DILUTED EARNINGS PER COMMON SHARE	$0.74	$0.63	$1.26	$1.13

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
NET INCOME	$7,676,208	$6,443,390	$12,945,897	$11,463,382
Other comprehensive income (loss), net of tax:
Interest rate swaps	(366,146)	199,532	(136,011)	(826,188)
Defined benefit plans	(7,706)	11,893	(15,413)	23,786
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(373,852)	211,425	(151,424)	(802,402)
COMPREHENSIVE INCOME	$7,302,356	$6,654,815	$12,794,473	$10,660,980

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Six Months Ended March 31, 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2024	$51,249,495	$47,988,270	$7,572,439	$1,326,571	$108,136,775
Net income	—	—	5,269,689	—	5,269,689
Other comprehensive income	—	—	—	222,428	222,428
Cash dividends declared ($0.2075 per share)	—	—	(2,136,620)	—	(2,136,620)
Net issuance of common stock (14,792 shares)	73,960	194,857	—	—	268,817
Balance - December 31, 2024	$51,323,455	$48,183,127	$10,705,508	$1,548,999	$111,761,089
Net income	—	—	7,676,208	—	7,676,208
Other comprehensive loss	—	—	—	(373,852)	(373,852)
Cash dividends declared ($0.2075 per share)	—	—	(2,139,655)	—	(2,139,655)
Net issuance of common stock (45,194 shares)	225,970	683,463	—	—	909,433
Balance - March 31, 2025	$51,549,425	$48,866,590	$16,242,061	$1,175,147	$117,833,223

	Six Months Ended March 31, 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2023	$50,076,270	$44,430,786	$3,972,280	$2,253,289	$100,732,625
Net income	—	—	5,019,992	—	5,019,992
Other comprehensive loss	—	—	—	(1,013,827)	(1,013,827)
Cash dividends declared ($0.20 per share)	—	—	(2,032,679)	—	(2,032,679)
Net issuance of common stock (44,367 shares)	221,835	616,657	—	—	838,492
Balance - December 31, 2023	$50,298,105	$45,047,443	$6,959,593	$1,239,462	$103,544,603
Net income	—	—	6,443,390	—	6,443,390
Other comprehensive income	—	—	—	211,425	211,425
Cash dividends declared ($0.20 per share)	—	—	(2,036,221)	—	(2,036,221)
Net issuance of common stock (119,858 shares)	599,290	1,781,375	—	—	2,380,665
Balance - March 31, 2024	$50,897,395	$46,828,818	$11,366,762	$1,450,887	$110,543,862

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,945,897	$11,463,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,700,128	5,523,841
Cost of retirement of utility property	(252,304)	(292,647)
Stock-based compensation	447,589	470,118
Equity in earnings of unconsolidated affiliate	(1,655,388)	(2,697,219)
Distributions from unconsolidated affiliate	1,784,582	—
Changes in assets and liabilities which provided cash, exclusive of changes and noncash transactions shown separately	2,864,459	(3,265,473)
Net cash provided by operating activities	21,834,963	11,202,002
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility property	(10,692,338)	(11,279,097)
Investment in unconsolidated affiliates	(35,164)	(3,381)
Proceeds from disposal of utility property	18,696	1,730
Net cash used in investing activities	(10,708,806)	(11,280,748)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	1,225,000	275,000
Repayments of notes payable	(1,080,000)	(1,050,000)
Borrowings under line-of-credit	26,329,645	25,862,523
Repayments under line-of-credit	(33,331,560)	(23,633,915)
Debt issuance expenses	(2,000)	(33,268)
Proceeds from issuance of stock	1,178,250	3,176,237
Cash dividends paid	(4,186,906)	(4,011,079)
Net cash (used in) provided by financing activities	(9,867,571)	585,498
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,258,586	506,752
BEGINNING CASH AND CASH EQUIVALENTS	894,185	1,512,431
ENDING CASH AND CASH EQUIVALENTS	$2,152,771	$2,019,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$3,301,190	$3,101,956
Income taxes	2,175,000	(125,000)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present Resources' financial position as of March 31, 2025, cash flows for the six months ended March 31, 2025 and 2024, and the results of its operations, comprehensive income, and changes in stockholders' equity for the three and six months ended March 31, 2025 and 2024. The results of operations for the three and six months ended March 31, 2025 are not indicative of the results to be expected for the fiscal year ending September 30, 2025 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

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

Midstream has $35.6 million of current maturities of long-term debt due in the 12 months following the filing date of this Form 10-Q.  This amount exceeds the liquidity available to the Company through currently executed agreements and anticipated operating cash flows over this period.  Management expects it will refinance $26.6 million prior to December 31, 2025 and $9 million prior to May 2, 2026. The Company has refinanced this debt in the past and is currently in discussions with lenders concerning refinancing the debt.  Management believes discussions to date have been positive and that MVP's successful operation supports the likelihood of refinancing.  Such refinancing cannot be completed without taking additional actions involving a third party.  As a result, under ASU 2014-15, substantial doubt exists about the Company's ability to continue as a going concern.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Recently Issued or Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new guidance is designed to provide users of financial statements with improved reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses, other segment items and measures of segment profit or loss used by the chief operating decision maker (CODM).  Additionally, the new guidance requires a public entity to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually, which the Company currently discloses on an interim basis. The new guidance is effective for the Company for fiscal year beginning October 1, 2024 and interim periods within fiscal year beginning October 1, 2025. The Company is currently assessing the impact of the new guidance on its financial statement disclosures, and expects the adoption of this standard will result in expanded disclosures within the segment reporting footnote, specifically regarding the information provided to the CODM and how the CODM uses the information in assessing the performance of each segment.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following tables summarize revenue by customer, product and income statement classification:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$22,591,822	$—	$22,591,822	$18,843,065	$—	$18,843,065
Commercial	12,210,961	—	12,210,961	10,398,801	—	10,398,801
Transportation and interruptible	1,476,042	—	1,476,042	1,358,991	—	1,358,991
Other	153,299	26,161	179,460	190,719	27,045	217,764
Total contracts with customers	36,432,124	26,161	36,458,285	30,791,576	27,045	30,818,621
Alternative revenue programs	3,812	—	3,812	1,840,755	—	1,840,755
Total operating revenues	$36,435,936	$26,161	$36,462,097	$32,632,331	$27,045	$32,659,376

	Six Months Ended March 31, 2025			Six Months Ended March 31, 2024
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$38,413,706	$—	$38,413,706	$32,667,707	$—	$32,667,707
Commercial	21,455,956	—	21,455,956	18,240,077	—	18,240,077
Transportation and interruptible	2,981,745	—	2,981,745	2,729,261	—	2,729,261
Other	399,110	52,443	451,553	485,057	54,543	539,600
Total contracts with customers	63,250,517	52,443	63,302,960	54,122,102	54,543	54,176,645
Alternative revenue programs	448,623	—	448,623	2,902,083	—	2,902,083
Total operating revenues	$63,699,140	$52,443	$63,751,583	$57,024,185	$54,543	$57,078,728

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Alternative revenue program revenues

ARPs, which fall outside the scope of ASC 606, are SCC-approved mechanisms that allow for the adjustment of revenues for certain broad, external factors, or for additional billings if the entity achieves certain performance targets. The Company's ARPs include its WNA, which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average; the SAVE Plan over/under collection mechanism, which adjusts revenues for the differences between SAVE Plan revenues billed to customers and the revenue earned, as calculated based on the timing and extent of infrastructure replacement completed during the period; and the RNG over/under collection mechanism, which adjusts revenues similar to the SAVE Plan, but is calculated based on the timing and costs associated with owning, operating and maintaining the RNG facility. These amounts are ultimately collected from, or returned to, customers through future rate changes as approved by the SCC.

Customer accounts receivable and liabilities

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The asset and liability balances associated with customers are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable(1)	Unbilled revenue(1)	Customer credit balances	Customer deposits
Balance at September 30, 2024	$3,080,140	$1,294,798	$1,915,859	$1,488,113
Balance at March 31, 2025	9,788,091	3,746,623	797,094	1,586,123
Increase (decrease)	$6,707,951	$2,451,825	$(1,118,765)	$98,010

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

Information related to the Company's segments are provided below:

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended March 31, 2025
Operating revenues	$36,435,936	$—	$36,435,936
Corporate and other	—	—	26,161
Total revenues	36,435,936	—	36,462,097
Depreciation and amortization	2,856,768	—	2,856,768
Operating income (loss)	10,417,419	(38,220)	10,379,199
Corporate and other	—	—	20,743
Total operating income (loss)	10,417,419	(38,220)	10,399,942
Equity in earnings	—	801,175	801,175
Interest expense	942,547	687,728	1,630,275
Income before income taxes	9,937,983	75,749	10,013,732
Corporate and other	—	—	20,743
Total income before income taxes	$9,937,983	$75,749	$10,034,475

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended March 31, 2024
Operating revenues	$32,632,331	$—	$32,632,331
Corporate and other	—	—	27,045
Total revenues	32,632,331	—	32,659,376
Depreciation and amortization	2,697,707	—	2,697,707
Operating income (loss)	8,666,010	(55,285)	8,610,725
Corporate and other	—	—	18,984
Total operating income (loss)	8,666,010	(55,285)	8,629,709
Equity in earnings	—	1,229,384	1,229,384
Interest expense	911,804	654,809	1,566,613
Income before income taxes	7,844,299	518,705	8,363,004
Corporate and other	—	—	18,963
Total income before income taxes	$7,844,299	$518,705	$8,381,967

RGC RESOURCES, INC. AND SUBSIDIARIES

	Gas Utility	Investment in Affiliates	Consolidated Total
Six Months Ended March 31, 2025
Operating revenues	$63,699,140	$—	$63,699,140
Corporate and other	—	—	52,443
Total revenues	63,699,140	—	63,751,583
Depreciation and amortization	5,700,128	—	5,700,128
Operating income (loss)	17,758,695	(73,408)	17,685,287
Corporate and other	—	—	42,676
Total operating income (loss)	17,758,695	(73,408)	17,727,963
Equity in earnings	—	1,655,388	1,655,388
Interest expense	1,974,956	1,435,249	3,410,205
Income before income taxes	16,719,641	147,798	16,867,439
Corporate and other	—	—	42,676
Total income before income taxes	$16,719,641	$147,798	$16,910,115

	Gas Utility	Investment in Affiliates	Consolidated Total
Six Months Ended March 31, 2024
Operating revenues	$57,024,185	$—	$57,024,185
Corporate and other	—	—	54,543
Total revenues	57,024,185	—	57,078,728
Depreciation and amortization	5,395,414	—	5,395,414
Operating income (loss)	15,310,308	(68,688)	15,241,620
Corporate and other	—	—	40,126
Total operating income (loss)	15,310,308	(68,688)	15,281,746
Equity in earnings	—	2,697,219	2,697,219
Interest expense	1,880,741	1,322,145	3,202,886
Income before income taxes	13,640,033	1,306,239	14,946,272
Corporate and other	—	—	40,080
Total income before income taxes	$13,640,033	$1,306,239	$14,986,352

	Gas Utility	Investment in Affiliates	Consolidated Total
As of March 31, 2025:
Assets	$283,632,682	$21,630,325	$305,263,007
Corporate and other	—	—	21,158,280
Total assets	283,632,682	21,630,325	326,421,287
Gross additions to utility property	10,692,338	—	10,692,338
Gross investment in affiliates	$—	$35,164	$35,164

	Gas Utility	Investment in Affiliates	Consolidated Total
As of September 30, 2024:
Assets	$280,508,989	$21,324,361	$301,833,350
Corporate and other	—	—	18,865,873
Total assets	280,508,989	21,324,361	320,699,223
Gross additions to utility property	22,094,406	—	22,094,406
Gross investment in affiliates	$—	$18,258	$18,258

4.	Rates and Regulatory Matters

The SCC exercises regulatory authority over the natural gas operations of Roanoke Gas.  Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service, safety standards, service extension and depreciation.

In response to continued inflationary pressures, Roanoke Gas filed a general rate application with the SCC on February 2, 2024 seeking to increase its annual non-gas base rates by $4.33 million and its permitted return on equity from 9.44% to 10.35% reflecting its higher cost of capital, including higher interest expense.  The SCC permitted the Company to implement its new rates on an interim basis for customer billings on or after July 1, 2024, subject to refund.  On October 16, 2024, the Company reached a settlement with the SCC staff on all outstanding issues in the case. Under the terms of the settlement, the Company agreed to an annual incremental revenue requirement increase of $4.08 million based on a return on equity of 9.90%.  On April 10, 2025, the SCC issued a final order approving the settlement agreement in its entirety.  The Company has recorded a provision for customer refund, including interest, associated with billings for the difference between the interim rates and the settlement rates. The Company expects to complete the customer refund process during the third fiscal quarter.

On June 28, 2024, Roanoke Gas filed for approval of an updated annual SAVE Rider rate to become effective October 1, 2024.  The proposed SAVE rate is based on an estimated $9.13 million of SAVE eligible investment during fiscal 2025 and a revenue requirement of $1.53 million that reflects the cost of capital in the 2024 rate case.  The Commission approved the Company’s updated SAVE Rider on September 24, 2024, which contained a lower revenue requirement of $1.39 million, largely attributable to SCC staff’s reliance on the overall cost of capital approved in the 2022 rate case.  The difference in the revenue requirements will be trued-up in subsequent SAVE Rider updates to the overall cost of capital now that the 2024 rate case is final.

On May 30, 2024, Roanoke Gas filed for an RNG Rider update to become effective October 1, 2024.  The revenue requirement associated with the proposed RNG Rider is $1.56 million, offset by the sale of environmental credits in the amount of $1.11 million, as well as credits for the over-recovery of costs during the prior year of approximately $35,000, resulting in a net revenue requirement of approximately $415,000.  The Commission approved the Company’s updated RNG Rider on September 4, 2024, which contained a lower net revenue requirement of approximately $356,000, largely attributable to SCC Staff’s reliance on the overall cost of capital approved in the 2022 rate case.  The difference in the revenue requirements will be trued-up in subsequent RNG Rider updates at the overall cost of capital now that the 2024 rate case is final.

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

The Company participates in the earnings of the LLC proportionate to its level of investment.  With the MVP now in operation, the Company recognizes its share of earnings from the LLC, favorably adjusted for a basis difference between the Company's capital account and its carrying value that arose when the Company recorded an other-than-temporary impairment of its investment in 2022.  This basis difference amortization is a favorable non-cash adjustment to income over the operational life of the MVP, which is 40 years.  The Company's share of earnings from the LLC and the basis difference amortization are presented under equity in earnings of unconsolidated affiliate on the condensed consolidated statements of income.  The Company received two quarterly cash distributions totaling approximately $1.8 million from the LLC during the first half of fiscal 2025 and expects future quarterly distributions to be of a similar magnitude to those received to date.

Midstream assesses the value of its investment in the LLC on at least a quarterly basis, and no impairment indicators were identified in fiscal 2025 or 2024.

Investment balances of MVP and Southgate, as of March 31, 2025 and  September 30, 2024, are reflected in the table below:

Balance Sheet location:	March 31, 2025	September 30, 2024
Other Assets:
MVP	$20,819,153	$20,948,347
Southgate	144,039	108,875
Investment in unconsolidated affiliates	$20,963,192	$21,057,222

The change in the investment in unconsolidated affiliates is provided below:

	Six Months Ended March 31,
	2025	2024
Cash investment	$35,164	$3,381
Equity in earnings of unconsolidated affiliate	1,655,388	2,697,219
Distribution from unconsolidated affiliate	(1,784,582)	—
Change in investment in unconsolidated affiliates	$(94,030)	$2,700,600

RGC RESOURCES, INC. AND SUBSIDIARIES

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included.

	Income Statements
	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenue	$144,610,866	$—	$284,668,826	$—
Operating expenses	(76,360,453)	—	(146,337,662)	—
AFUDC	39,057	146,538,660	65,535	305,100,801
Other income, net	1,526,125	3,236,493	3,377,185	5,900,062
Net income	$69,815,595	$149,775,153	$141,773,884	$311,000,863

	Balance Sheets
	March 31, 2025	September 30, 2024
Assets:
Current assets	$229,740,457	$263,966,727
Construction work in progress	302,321	1,568,267
Property, plant and equipment, net	9,486,837,781	9,522,815,742
Other assets	11,900,719	13,732,299
Total assets	$9,728,781,278	$9,802,083,035

Liabilities and Equity:
Current liabilities	$94,781,771	$168,645,751
Noncurrent liabilities	2,011,116	68,965
Capital	9,631,988,391	9,633,368,319
Total liabilities and equity	$9,728,781,278	$9,802,083,035

6.	Line of Credit

The Company had been operating with an unsecured Revolving Note in the principal amount of $25 million that it renewed annually in March.  On March 31, 2025, Roanoke Gas amended its Revolving Note to increase the principal amount to $30 million and extend the maturity date to March 31, 2027.  The Revolving Note's variable interest rate is based upon Term SOFR plus 125 basis points and provides for multiple tier borrowing limits to accommodate seasonal borrowing demands.  Other key terms and requirements of the Revolving Note were retained.  The Company's total available borrowing limits during the term of the Revolving Note range from $20 million to $30 million.  As of March 31, 2025, the Company had an outstanding balance of $4,164,266 under the Revolving Note.

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

On March 6, 2024, Midstream amended and restated its $8 million Term Note. The amendment suspended quarterly principal payments beginning April 1, 2024 through January 1, 2025.  Principal payments began again on April 1, 2025.  All other terms and requirements of the Term Note were retained. The interest rate swap related to the $8 million Term Note was not amended on March 6, 2024.

Long-term debt consists of the following:

	March 31, 2025		September 30, 2024
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior note payable at 4.26%, due September 18, 2034	$30,500,000	$91,714	$30,500,000	$96,541
Unsecured term note payable at 3.58%, due October 2, 2027	8,000,000	12,040	8,000,000	14,448
Unsecured term note payable at 4.41%, due March 28, 2031	10,000,000	18,795	10,000,000	20,362
Unsecured term note payable at 3.60%, due December 6, 2029	10,000,000	16,733	10,000,000	18,494
Unsecured term note payable at 30-day SOFR plus 1.20%, due August 20, 2026 (swap rate at 2.00%)	15,000,000	—	15,000,000	—
Unsecured term note payable at Term SOFR plus 1.00%, due October 1, 2028 (swap rate at 2.49%)	10,000,000	25,567	10,000,000	27,044
Midstream:
Unsecured term note payable at Term SOFR plus 1.55%, due December 31, 2025	25,000,000	19,379	24,855,000	32,299
Unsecured term note payable at Daily Simple SOFR plus 1.26448%, due January 1, 2028 (swap rate at 3.24%)	14,000,000	3,009	14,000,000	4,213
Unsecured term note payable at Daily Simple SOFR plus 1.26448%, due January 1, 2028 with quarterly principal installments of $400,000 that began April 1, 2023, were suspended April 1, 2024, and resumed April 1, 2025 (swap rate at 2.443% on designated principal)	6,400,000	18,054	6,400,000	21,406
Revolving credit facility at Daily Simple SOFR plus 2.215%, due May 2, 2026	9,000,000	32,353	9,000,000	47,285
Total long-term debt	137,900,000	237,644	137,755,000	282,092
Less: current maturities of long-term debt	(26,600,000)	—	(800,000)	—
Total long-term debt, net current maturities	$111,300,000	$237,644	$136,955,000	$282,092

Debt issuance costs are amortized over the life of the related debt. As of March 31, 2025 and  September 30, 2024, the Company also had an unamortized loss on the early retirement of debt of $1,084,778 and $1,141,872, respectively, which has been deferred as a regulatory asset and is being amortized over a 20-year period.

All debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization.  All of the debt agreements provide for Priority Indebtedness (defined in the debt agreements) to not exceed 15% of consolidated total assets.  The $15 million and $10 million notes, as well as the line-of-credit, have an interest coverage ratio requirement of not less than 1.5 to 1, which excludes the effect of the non-cash impairments on the LLC investments up to the total investment as of December 31, 2021, as revised by the Seventh Amendment to the Credit Agreement.  The $9 million revolving line of credit facility also has an interest coverage ratio requirement of not less than 1.5 to 1.  The Company was in compliance with all debt covenants as of  March 31, 2025 and September 30, 2024.

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

The Company has four interest rate swaps associated with certain of its variable rate debt as of March 31, 2025.  Roanoke Gas has two variable-rate term notes in the amounts of $15 million and $10 million, with corresponding swap agreements to effectively convert the variable interest rates into fixed rates of 2.00% and 2.49%, respectively.  Midstream has two swap agreements corresponding to the variable-rate term notes with original principal amounts of $14 million and $8 million.  The swap agreement pertaining to the $14 million note effectively converts the variable interest rate into a fixed rate of 3.24%.  The swap agreement pertaining to the $8 million note remains in place and was concurrently re-designated to hedge an applicable portion of the note, taking into account the temporary suspension of amortization described in Note 7, and converts that portion of the note to a fixed rate of 2.443%.  The swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income.  No portion of the swaps were deemed ineffective during the periods presented.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy:

	Fair Value Measurements - March 31, 2025
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps	$1,879,398	$—	$1,879,398	$—
Total	$1,879,398	$—	$1,879,398	$—

Liabilities:
Natural gas purchases	$92,716	$—	$92,716	$—
Total	$92,716	$—	$92,716	$—

	Fair Value Measurements - September 30, 2024
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps	$2,062,551	$—	$2,062,551	$—
Total	$2,062,551	$—	$2,062,551	$—

Liabilities:
Natural gas purchases	$761,020	$—	$761,020	$—
Total	$761,020	$—	$761,020	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models that can include observable quoted market interest rates and interest rate futures as well as certain assumptions regarding past, present and future market conditions.

Under one of the asset management contracts, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases.  Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment.  At March 31, 2025 and September 30, 2024, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements:

	Fair Value Measurements - March 31, 2025
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$26,600,000	$—	$—	$26,713,928
Notes payable	111,300,000	—	—	108,724,095
Total	$137,900,000	$—	$—	$135,438,023

	Fair Value Measurements - September 30, 2024
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$800,000	$—	$—	$800,000
Notes payable	136,955,000	—	—	135,471,275
Total	$137,755,000	$—	$—	$136,271,275

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying Treasury rate or other Treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments.  Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions.  Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries.  No individual customer amounted to more than 5% of total accounts receivable at  March 31, 2025 and  September 30, 2024.  The Company maintains certain credit standards with its customers and requires a customer deposit if warranted.

10.	Earnings Per Share

Basic EPS for the three and six months ended March 31, 2025 and 2024 was calculated by dividing net income by the weighted-average common shares outstanding during the period.  Diluted EPS was calculated by dividing net income by the weighted-average common shares outstanding during the period plus potential dilutive common shares.  Potential dilutive common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. The computation of diluted EPS for the three months ended March 31, 2025 and 2024 excludes potentially dilutive shares of 2,203 and 2,712 respectively, and 2,160 and 3,175, respectively, for the six months ended March 31, 2025 and 2024, because to include them would be antidilutive for the periods. However, these shares could potentially dilute EPS in the future.

RGC RESOURCES, INC. AND SUBSIDIARIES

A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net income	$7,676,208	$6,443,390	$12,945,897	$11,463,382
Weighted-average common shares	10,304,222	10,170,595	10,281,725	10,099,533
Effect of dilutive securities:
Options to purchase common stock	4,146	3,411	4,214	2,751
Diluted average common shares	10,308,368	10,174,006	10,285,939	10,102,284
Earnings per share of common stock:
Basic	$0.74	$0.63	$1.26	$1.14
Diluted	$0.74	$0.63	$1.26	$1.13

11.	Other Comprehensive Income (Loss)

A summary of other comprehensive income and loss is provided below:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Three Months Ended March 31, 2025
Interest rate swaps:
Unrealized losses	$(165,869)	$42,695	$(123,174)
Transfer of realized gains to interest expense	(327,190)	84,218	(242,972)
Net interest rate swaps	(493,059)	126,913	(366,146)
Defined benefit plans:
Amortization of net actuarial gains	(10,377)	2,671	(7,706)
Other comprehensive loss	$(503,436)	$129,584	$(373,852)
Three Months Ended March 31, 2024
Interest rate swaps:
Unrealized gains	$802,399	$(206,537)	$595,862
Transfer of realized gains to interest expense	(533,706)	137,376	(396,330)
Net interest rate swaps	268,693	(69,161)	199,532
Defined benefit plans:
Amortization of net actuarial losses	16,015	(4,122)	11,893
Other comprehensive income	$284,708	$(73,283)	$211,425

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Six Months Ended March 31, 2025
Interest rate swaps:
Unrealized gains	$528,308	$(135,986)	$392,322
Transfer of realized gains to interest expense	(711,463)	183,130	(528,333)
Net interest rate swaps	(183,155)	47,144	(136,011)
Defined benefit plans:
Amortization of net actuarial gains	(20,755)	5,342	(15,413)
Other comprehensive loss	$(203,910)	$52,486	$(151,424)
Six Months Ended March 31, 2024
Interest rate swaps:
Unrealized losses	$(33,672)	$8,668	$(25,004)
Transfer of realized gains to interest expense	(1,078,889)	277,705	(801,184)
Net interest rate swaps	(1,112,561)	286,373	(826,188)
Defined benefit plans:
Amortization of net actuarial losses	32,030	(8,244)	23,786
Other comprehensive loss	$(1,080,531)	$278,129	$(802,402)

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

Reconciliation of Accumulated Other Comprehensive Income

			Accumulated
			Other
	Interest Rate	Defined Benefit	Comprehensive
	Swaps	Plans	Income (Loss)
Balance at September 30, 2024	$1,531,649	$(205,078)	$1,326,571
Other comprehensive loss	(136,011)	(15,413)	(151,424)
Balance at March 31, 2025	$1,395,638	$(220,491)	$1,175,147

RGC RESOURCES, INC. AND SUBSIDIARIES

12.	Income Taxes

The effective tax rates for the three-month and six-month periods ended March 31, 2025 and 2024 reflected in the table below are less than the combined federal and state statutory rate of 25.74%.  The reduction to the effective tax rates is due to additional tax deductions from the amortization of excess deferred taxes and amortization of RNG tax credits deferred as a regulatory liability.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Effective tax rate	23.5%	23.1%	23.4%	23.5%

ASC 740 provides for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recognized in the financial statements.  The Company has a reserve recorded for unrecognized tax benefits of $273,936 as of  March 31, 2025 and  September 30, 2024 related to tax positions taken in the Company's prior tax returns. The Company has evaluated its tax positions for the three and six months ended March 31, 2025 and determined no additional reserve for unrecognized tax benefits was necessary.  A reconciliation of the Company's unrecognized tax benefits is as follows:

Balance at September 30, 2024	$273,936
Increase resulting from prior period tax positions	—
Balance at March 31, 2025	$273,936

The Company’s policy is to classify interest associated with uncertain tax positions as interest expense in the financial statements. Tax penalties, if any, are netted against other income.

The Company files a consolidated federal income tax return and state income tax returns in Virginia and West Virginia, and thus subject to examinations by federal and state tax authorities.  The IRS is currently examining the Company's 2018 and 2019 amended federal tax returns.  The focus of the examination relates to research and development credits, and the final results of the examination have not been presented to the Company as of the date of this Form 10-Q.  The Company believes its income tax assets and liabilities are fairly stated as of March 31, 2025 and September 30, 2024; however, these assets and liabilities could be adjusted as a result of this examination.  The Company's amended federal returns for fiscal 2018 and 2019 remain open related to the examination.  Aside from these exceptions, the federal returns and the state returns for Virginia and West Virginia for the tax years ended prior to September 30, 2021 are no longer subject to examination.

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

Regulatory assets included in the Company’s accompanying balance sheets are as follows:

	March 31, 2025	September 30, 2024
Assets:
Current Assets:
Regulatory assets:
Accrued WNA revenues	$1,392,831	$919,375
Under-recovery of gas costs	—	2,690,247
Under-recovery of RNG revenues	959,373	1,331,064
Under-recovery of SAVE Plan revenues	34,663	107,678
Accrued pension	21,393	42,785
Other deferred expenses	12,762	12,761
Total current	2,421,022	5,103,910
Other Non-Current Assets:
Regulatory assets:
Premium on early retirement of debt	1,084,778	1,141,872
Accrued pension	2,998,881	2,998,881
Other deferred expenses	282,877	304,291
Total non-current	4,366,536	4,445,044

Total regulatory assets	$6,787,558	$9,548,954

Regulatory liabilities included in the Company’s accompanying balance sheets are as follows:

	March 31, 2025	September 30, 2024
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Over-recovery of gas costs	$3,104,759	$—
Rate refund	35,877	37,500
Deferred income taxes	591,764	591,764
Supplier refunds	896,204	30,556
Other deferred liabilities	87,228	174,458
Total current	4,715,832	834,278
Deferred Credits and Other Non-Current Liabilities:
Regulatory cost of retirement obligations	15,156,791	14,409,847
Regulatory liabilities:
Deferred income taxes	15,172,214	15,468,096
Deferred postretirement medical	3,858,471	3,858,471
Total non-current	34,187,476	33,736,414

Total regulatory liabilities	$38,903,308	$34,570,692

As of March 31, 2025 and September 30, 2024, the Company had regulatory assets in the amount of $6,787,558 and $9,548,954, respectively, on which the Company did not earn a return during the recovery period.

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

Due to the nature of the natural gas distribution business, the Company has entered into agreements with both suppliers and pipelines for natural gas commodity purchases, storage capacity and pipeline delivery capacity.  Through March 31, 2025, the Company utilized two asset managers to assist in optimizing the use of its transportation, storage rights and gas supply in order to provide a secure and reliable source of natural gas to its customers. Those services were consolidated to one asset manager as of April 1, 2025. The Company also has storage and pipeline capacity contracts to store and deliver natural gas to the Company’s distribution system.  Roanoke Gas is currently served directly by three primary pipelines that deliver all of the natural gas supplied to the Company’s distribution system.  Depending on weather conditions and the level of customer demand, failure of one of these transmission pipelines could have a major adverse impact on the Company's ability to deliver natural gas to its customers and its results of operations.  With the MVP now in service, there is an enhanced reliability in the system to meet the Company's increasing distribution demand for natural gas.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Components of net periodic pension cost:
Service cost	$96,858	$81,066	$193,716	$162,132
Interest cost	352,602	367,206	705,204	734,412
Expected return on plan assets	(375,976)	(294,958)	(751,952)	(589,916)
Recognized loss	14,857	79,132	29,714	158,264
Net periodic pension cost	$88,341	$232,446	$176,682	$464,892

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Components of postretirement benefit cost:
Service cost	$1,095	$7,599	$2,190	$15,198
Interest cost	126,856	153,369	253,712	306,738
Expected return on plan assets	(182,430)	(133,311)	(364,860)	(266,622)
Recognized gain	(58,153)	(10,149)	(116,306)	(20,298)
Net postretirement benefit cost	$(112,632)	$17,508	$(225,264)	$35,016

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

The Company has four leases for certain assets including office space and land classified as operating leases with original terms ranging from 3 to 20 years.  The Company determines if an arrangement is a lease at inception of the agreement based on the terms and conditions in the contract.  The operating lease ROU assets and operating lease liabilities are recognized at the present value of the future minimum lease payments over the lease term at commencement date.  As most of the leases do not provide an implicit rate, the Company uses an estimate of its secured incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.  The incremental borrowing rate is determined by management aided by inquiries of a third party.

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

Other information related to leases were as follows:

	Three Months Ended March 31,
	2025	2024
Supplemental Cash Flow Information:
Cash paid on operating leases	$11,000	$5,500
Right of use obtained in exchange for operating lease obligations	N/A	N/A
Weighted-average remaining term (in years)	17.3	17.4
Weighted-average discount rate	5.65%	5.65%

	Six Months Ended March 31,
	2025	2024
Supplemental Cash Flow Information:
Cash paid on operating leases	$16,500	$12,266
Right of use obtained in exchange for operating lease obligations	N/A	N/A
Weighted-average remaining term (in years)	17.3	17.4
Weighted-average discount rate	5.65%	5.65%

On March 31, 2025, the future minimum rental payments under non-cancelable operating leases by fiscal year were as follows:

2025	$37,730
2026	30,038
2027	30,038
2028	26,400
2029	26,400
Thereafter	343,200
Total minimum lease payments	493,806
Less imputed interest	(173,870)
Total	$319,936

17.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued.  There were no items not otherwise disclosed which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, Resources may announce or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, investments, inflation, rate making, technological developments, new products, research and development activities, operational impacts and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2024 Annual Report on Form 10-K.  These factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “target,” “expect,” “objective,” “projection,” “potential,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could,” “may,” or “might” are intended to identify forward-looking statements.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 63,700 residential, commercial and industrial customers in Roanoke, Virginia and surrounding localities through its Roanoke Gas subsidiary.  Midstream, a wholly owned subsidiary of Resources, is a less than 1% investor in both the MVP and Southgate.  The utility operations of Roanoke Gas are regulated by the SCC, which oversees the terms, conditions and rates charged to customers for natural gas service, safety standards, extension of service and depreciation.  The Company is also subject to regulation from the United States Department of Transportation in regard to the construction, operation, maintenance, safety and integrity of its transmission and distribution pipelines.  FERC regulates the prices for the transportation and delivery of natural gas to the Company’s distribution system and underground storage services.  In addition, the Company is subject to other regulations which are not necessarily industry specific.

Nearly all of the Company’s revenues are derived from the sale and delivery of natural gas to Roanoke Gas customers based on rates and fees authorized by the SCC.  These rates are designed to provide the Company with the opportunity to recover its gas and non-gas expenses and to earn a reasonable rate of return for shareholders based on normal weather.  These rates are determined based on various rate applications filed with the SCC.  Generally, investments related to extending service to new customers are recovered through the additional revenues generated by the non-gas base rates in place at that time.  The investment in replacing and upgrading existing non-SAVE infrastructure, as well as recovering increases in non-gas expenses due to inflationary pressures, regulatory requirements or operational needs, are generally not recoverable until a formal rate application is filed to include the additional investment and higher costs, and new non-gas base rates are approved.

On February 2, 2024, primarily in response to continued inflationary pressures, Roanoke Gas filed for an annual non-gas base rate increase of $4.33 million.  The filing also reflected an increase in the Company's authorized return on equity from 9.44% to 10.35%.  The new interim non-gas base rates went into effect for customer billings on or after July 1, 2024, subject to refund.  On October 16, 2024, the Company reached a settlement with the SCC staff on all outstanding issues in the case.  Under the terms of the settlement, the Company agreed to an annual incremental revenue requirement increase of $4.08 million based on a return on equity of 9.90%.  On April 10, 2025, the SCC issued a final order approving the settlement in its entirety.  The order also directed Roanoke Gas to refund the excess revenues collected during the time the interim rates were in effect with interest.  The refund to customers, which was accrued in fiscal 2024 and reflected in regulatory liabilities, is expected to be completed during the Company's third quarter of fiscal 2025.

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

The SAVE Plan and Rider provides the Company with a mechanism through which it recovers costs related to qualified SAVE infrastructure investments on a prospective basis, until a rate application is filed incorporating these investments in non-gas base rates.  Roanoke Gas filed and received approval from the SCC for an updated annual SAVE Rider rate which became effective October 1, 2024.  As a result of the updated SAVE Rider, SAVE Plan revenues increased by approximately $283,000 and $555,000, respectively, for the three-month and six-month periods ended March 31, 2025 compared to the same periods last year when the recovery of all prior SAVE Plan investment was incorporated into the non-gas base rates that were effective January 1, 2023.  The updated SAVE Rider is expected to result in approximately $1,389,000 of annualized SAVE-related revenues during fiscal 2025.  Additional information regarding the SAVE Plan and Rider is provided under the Regulatory section below.

RGC RESOURCES, INC. AND SUBSIDIARIES

The WNA mechanism reduces the volatility in earnings due to the variability in temperatures during the heating season.  The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when weather is colder than normal.  The WNA allows the Company to recover from its customers the lost margin (excluding gas costs) from warmer-than-normal weather and correspondingly requires the Company to refund the excess margin earned for colder-than-normal weather.  The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day and thereby estimates the revenue adjustment based on weather variance from normal.  Any billings or refunds related to the WNA are completed following each WNA year, which extends for the 12-month period from April to March.  For the three months ended March 31, 2025, the Company reduced revenues by approximately $27,000 under the WNA model for weather that was in line with normal compared to accruing approximately $1,694,000 in additional revenues for weather that was 18% warmer than normal for the corresponding period last year.  For the six months ended March 31, 2025, the Company accrued approximately $473,000 in additional revenues for weather that was 2% warmer than normal compared to approximately $2,868,000 in additional revenues for weather that was 17% warmer than normal for the corresponding period last year.  The WNA balance for the 12-month period ended March 31, 2025 was approximately $1,393,000, which will be collected from customers during the third quarter of fiscal 2025.

The Company has an approved rate structure to mitigate the impact of the financing costs of its natural gas inventory.  Under this rate structure, Roanoke Gas recognizes revenue by applying the ICC factor, based on the Company’s weighted-average cost of capital, including interest rates on short-term and long-term debt, and the Company’s authorized return on equity, to the average cost of natural gas inventory during the period.  Total ICC revenues decreased by approximately $48,000 and $101,000 for the three-month and six-month periods ended March 31, 2025 compared to the corresponding periods last year, due to lower natural gas commodity prices during the 2024 summer storage injection season resulting in a lower average cost of natural gas in storage.  Accordingly, fiscal 2025 ICC revenues are expected to continue to remain below last year's levels.

In March 2023, Roanoke Gas began operating the RNG facility, through a cooperative agreement with the Western Virginia Water Authority, to produce commercial quality RNG for delivery into its distribution system.  Roanoke Gas is allowed to recover the costs associated with the investment in RNG facilities and the related operating costs through an RNG Rider added to customer bills.  Customers receive the benefit of environmental credits generated through the production of RNG.  Roanoke Gas recognized approximately $429,000 and $817,000 in RNG revenue for the three and six months ended March 31, 2025 compared to approximately $517,000 and $818,000 for the corresponding periods in the prior year.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Three Months Ended March 31, 2025:

Net income increased by $1,232,818 for the three months ended March 31, 2025, compared to the same period last year, primarily due to the implementation of higher non-gas base rates effective July 1, 2024, slightly offset by lower equity earnings from the MVP as the project transitioned from construction to in service.

The tables below reflect operating revenues, volume activity and heating degree days.

	Three Months Ended March 31,		Increase / (Decrease)
	2025	2024		Percentage
Operating Revenues
Gas utility	$36,435,936	$32,632,331	$3,803,605	12%
Non utility	26,161	27,045	(884)	(3)%
Total operating revenues	$36,462,097	$32,659,376	$3,802,721	12%
Delivered Volumes
Regulated natural gas (DTH)
Residential and commercial	3,361,037	2,863,796	497,241	17%
Transportation and interruptible	1,163,021	912,540	250,481	27%
Total delivered volumes	4,524,058	3,776,336	747,722	20%
HDD	2,025	1,680	345	21%

Total operating revenues for the three months ended March 31, 2025, compared to the same period last year, increased by approximately 12% primarily due to the implementation of a non-gas base rate increase, along with higher delivered volumes, gas costs and SAVE revenues, slightly offset by a decrease in WNA revenue.  The non-gas base rate increase implemented in 2024 was the main contributing factor to an approximate $3.6 million increase in non-gas volumetric revenues. In addition, total heating degree days increased by 21% from the same period last year, resulting in a 17% increase in the weather-sensitive residential and commercial volumes, while transportation and interruptible volumes increased 27% primarily driven by business activity of a single, multi-fuel customer during the quarter.  The Company expects this customer's usage to remain elevated in the near term, although much of this volume has a lower margin contribution.  Total gas costs also increased over the prior period primarily due to pipeline capacity charges increasing over $800,000 as a result of higher rates and additional capacity.  The Company has been notified that capacity charges from other suppliers, which do not impact margin, will increase meaningfully in the coming months, subject to refund, as these suppliers undergo rate-making through FERC.  While the Company is unable to predict the ultimate outcome, these costs and potential refunds will be passed through to customers.  SAVE Plan revenues increased as Roanoke Gas continues to invest in qualified SAVE infrastructure projects, resulting in approximately $283,000 more revenue compared to the same period in the prior year.  WNA revenues declined approximately $1,721,000 from the corresponding period last year as weather was in line with the 30-year normal during the current period compared to 18% warmer than normal during the prior period.

	Three Months Ended March 31,		Increase
	2025	2024		Percentage
Gross Utility Margin
Gas utility revenues	$36,435,936	$32,632,331	$3,803,605	12%
Cost of gas - utility	17,062,153	15,299,390	1,762,763	12%
Gross utility margin	$19,373,783	$17,332,941	$2,040,842	12%

RGC RESOURCES, INC. AND SUBSIDIARIES

Gross utility margin increased over the same period last year primarily as a result of the implementation of new non-gas base rates and increases in SAVE revenues and delivered volumes, offset by the reduction in WNA.  As discussed in the Overview section, the WNA model adjusts for the impact of variability of temperatures during the heating season.  The WNA model calculates what the corresponding volumes would be if temperatures were equivalent to the 30-year normal during each period and adjusts for the difference in margin from normal.  In applying the WNA model to both the current and prior years, the WNA adjusted volumes would have been nearly the same between periods and the increase in volumetric margin net of the WNA reflects the impact of the non-gas rate increase and the increased usage by the single multi-fuel customer. The changes in the components of gas utility margin are summarized below:

	Three Months Ended March 31,		Increase/
	2025	2024	(Decrease)
Customer base charge	$4,118,891	$4,078,571	$40,320
ICC	101,758	149,391	(47,633)
SAVE Plan	350,192	67,630	282,562
Volumetric	14,349,462	10,784,349	3,565,113
WNA	(26,990)	1,694,495	(1,721,485)
RNG	428,930	517,178	(88,248)
Other revenues	51,540	41,327	10,213
Total	$19,373,783	$17,332,941	$2,040,842

The tables below provide a reconciliation between gross utility margin and gross margin:

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended March 31, 2025
Operating revenues
Gas utility	$36,435,936	$—	$36,435,936
Non utility	26,161	—	26,161
Total operating revenues	36,462,097	—	36,462,097
Cost of sales
Cost of gas - utility	(17,062,153)	—	(17,062,153)
Cost of sales - non utility	(5,418)	—	(5,418)
Depreciation and amortization	(2,856,768)	—	(2,856,768)
Operations and maintenance	(5,285,738)	(37,453)	(5,323,191)
Total cost of sales	(25,210,077)	(37,453)	(25,247,530)
Gross margin (GAAP)	11,252,020	(37,453)	11,214,567
Corporate and other, net	(20,743)	—	(20,743)
Depreciation and amortization	2,856,768	—	2,856,768
Operations and maintenance	5,285,738	37,453	5,323,191
Gross utility margin (Non-GAAP)	$19,373,783	$—	$19,373,783

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended March 31, 2024
Operating revenues
Gas utility	$32,632,331	$—	$32,632,331
Non utility	27,045	—	27,045
Total operating revenues	32,659,376	—	32,659,376
Cost of sales
Cost of gas - utility	(15,299,390)	—	(15,299,390)
Cost of sales - non utility	(6,704)	—	(6,704)
Depreciation and amortization	(2,697,707)	—	(2,697,707)
Operations and maintenance	(5,267,905)	(53,432)	(5,321,337)
Corporate and other	—	—	(1,318)
Total operations and maintenance	(5,267,905)	(53,432)	(5,322,655)
Total cost of sales	(23,271,706)	(53,432)	(23,326,456)
Gross margin (GAAP)	9,387,670	(53,432)	9,332,920
Corporate and other, net	(20,341)	—	(19,023)
Depreciation and amortization	2,697,707	—	2,697,707
Operations and maintenance	5,267,905	53,432	5,321,337
Gross utility margin (Non-GAAP)	$17,332,941	$—	$17,332,941

RGC RESOURCES, INC. AND SUBSIDIARIES

Operations and maintenance expenses remained consistent with the same period last year.  Contracted services increased approximately $109,000 during the quarter primarily due to inflationary pressures, which nearly offset the reduction in personnel costs.  Total capitalized construction overheads declined by approximately $109,000 due to a reduction in direct construction expenditures related to Roanoke Gas capital projects.  Costs associated with the RNG facility decreased approximately $80,000 due to timing differences.

Taxes other than income taxes increased by $111,414, or 16%, due to higher property taxes associated with growth in utility property and increased valuations.

Depreciation expense increased by $159,061, or 6%, consistent with an increase in utility property balances.

Equity in earnings of unconsolidated affiliate decreased by $428,209, or 35%.  With the MVP in service, the Company now recognizes its share of operational earnings from the MVP, favorably adjusted for the amortization of a basis difference that arose when the Company recorded an other-than-temporary impairment of its investment in 2022, which did not fully replace the amount of AFUDC recognized while construction activities were ongoing during the second quarter of fiscal 2024.  See Note 5 of the consolidated financial statements for additional information related to the MVP.

Other income, net increased by $374,146 primarily due to an approximate $285,000 decrease in benefit plan costs other than service cost, coupled with an increase of approximately $101,000 in revenue sharing related to the asset management agreements, which are described in more detail in the Asset Management section.

Interest expense increased by $63,662, or 4%, primarily due to higher borrowing levels. Total average debt outstanding during the second quarter of fiscal 2025 increased by 4% from the second quarter of fiscal 2024. Roanoke Gas' interest expense increased by $30,743, or 3%, as total average debt outstanding increased by approximately $3,612,000 associated with net borrowings under the Company's line-of-credit. Midstream's interest expense increased by $32,919, or 5%, as the total average debt outstanding increased by approximately $1,824,000 associated with net borrowings under Midstream's revolving credit facilities.  See Notes 6 and 7 of the consolidated financial statements for more information on the Company's debt.

Income tax expense increased by $419,690, or 22%, corresponding to an increase in pre-tax income.  The effective tax rate was 23.5% and 23.1% for the three-month periods ended March 31, 2025 and 2024, respectively.  The effective tax rate is below the combined statutory state and federal rate due to the amortization of excess deferred taxes and tax credits.

RGC RESOURCES, INC. AND SUBSIDIARIES

Six Months Ended March 31, 2025:

Net income increased by $1,482,515 for the six months ended March 31, 2025, compared to the same period last year, primarily due to the implementation of higher non-gas base rates and increased natural gas deliveries, partially offset by lower WNA revenues and lower equity earnings from the MVP as the project transitioned from construction to in service, as well as higher interest expense.

The tables below reflect operating revenues, volume activity and heating degree days.

	Six Months Ended March 31,		Increase/
	2025	2024	(Decrease)	Percentage
Operating Revenues
Gas utility	$63,699,140	$57,024,185	$6,674,955	12%
Non utility	52,443	54,543	(2,100)	(4)%
Total operating revenues	$63,751,583	$57,078,728	$6,672,855	12%
Delivered Volumes
Regulated natural gas (DTH)
Residential and commercial	5,535,590	4,958,436	577,154	12%
Transportation and interruptible	2,483,870	1,838,535	645,335	35%
Total delivered volumes	8,019,460	6,796,971	1,222,489	18%
HDD	3,391	2,917	474	16%

Total operating revenues for the six months ended March 31, 2025, compared to the same period last year, increased by approximately 12% primarily due to the implementation of a non-gas base rate increase, along with higher delivered volumes, gas costs and SAVE revenues, partially offset by a decrease in WNA revenue.  The non-gas base rate increase implemented in 2024 was the main contributing factor to an approximate $5.2 million increase in non-gas volumetric revenues. In addition, total heating degree days increased by 16% from the same period last year, resulting in a 12% increase in the weather-sensitive residential and commercial volumes, while transportation and interruptible volumes increased 35% primarily driven by business activity of a single, multi-fuel customer during the period.  Total gas costs also increased over the prior period primarily due to pipeline capacity charges increasing over $1.6 million as a result of higher rates and additional capacity.  As noted in the quarterly comparison above, natural gas demand charges are expected to increase in future quarters.  SAVE Plan revenues increased as Roanoke Gas continues to invest in qualified SAVE infrastructure projects, resulting in approximately $555,000 more revenue compared to the same period in the prior year.  WNA revenues declined approximately $2.4 million from the corresponding period last year as weather was only 2% warmer than normal during the current period compared to 17% warmer than normal during the prior period.

	Six Months Ended March 31,
	2025	2024	Increase	Percentage
Gross Utility Margin
Gas utility revenues	$63,699,140	$57,024,185	$6,674,955	12%
Cost of gas - utility	28,764,862	25,396,406	3,368,456	13%
Gross utility margin	$34,934,278	$31,627,779	$3,306,499	10%

Gross utility margin increased over the same period last year primarily as a result of the implementation of new non-gas base rates and increases in SAVE revenues, slightly offset by the reduction in ICC revenues. The WNA adjusted volumetric margin increased by approximately $2.8 million primarily due to the new non-gas base rates and increases in transportation and interruptible volumes.  The SAVE Plan contributed an additional $555,000 to margin, while ICC revenues decreased by approximately $101,000 due to lower cost of gas in storage.

RGC RESOURCES, INC. AND SUBSIDIARIES

The changes in the components of gas utility margin are summarized below:

	Six Months Ended March 31,		Increase/
	2025	2024	(Decrease)
Customer base charge	$8,184,039	$8,111,025	$73,014
ICC	291,665	392,721	(101,056)
SAVE Plan	644,191	88,817	555,374
Volumetric	24,416,549	19,257,716	5,158,833
WNA	473,456	2,867,622	(2,394,166)
RNG	816,933	817,543	(610)
Other revenues	107,445	92,335	15,110
Total	$34,934,278	$31,627,779	$3,306,499

The tables below provide a reconciliation between gross utility margin and gross margin:

	Gas Utility	Investment in Affiliates	Consolidated Total
Six Months Ended March 31, 2025
Operating revenues
Gas utility	$63,699,140	$—	$63,699,140
Non utility	52,443	—	52,443
Total operating revenues	63,751,583	—	63,751,583
Cost of sales
Cost of gas - utility	(28,764,862)	—	(28,764,862)
Cost of sales - non utility	(9,767)	—	(9,767)
Depreciation and amortization	(5,700,128)	—	(5,700,128)
Operations and maintenance	(9,939,694)	(72,168)	(10,011,862)
Total cost of sales	(44,414,451)	(72,168)	(44,486,619)
Gross margin (GAAP)	19,337,132	(72,168)	19,264,964
Corporate and other, net	(42,676)	—	(42,676)
Depreciation and amortization	5,700,128	—	5,700,128
Operations and maintenance	9,939,694	72,168	10,011,862
Gross utility margin (Non-GAAP)	$34,934,278	$—	$34,934,278

	Gas Utility	Investment in Affiliates	Consolidated Total
Six Months Ended March 31, 2024
Operating revenues
Gas utility	$57,024,185	$—	$57,024,185
Non utility	54,543	—	54,543
Total operating revenues	57,078,728	—	57,078,728
Cost of sales
Cost of gas - utility	(25,396,406)	—	(25,396,406)
Cost of sales - non utility	(11,854)	—	(11,854)
Depreciation and amortization	(5,395,414)	—	(5,395,414)
Operations and maintenance	(9,589,152)	(66,212)	(9,655,364)
Corporate and other	—	—	(2,488)
Total operations and maintenance	(9,589,152)	(66,212)	(9,657,852)
Total cost of sales	(40,392,826)	(66,212)	(40,461,526)
Gross margin (GAAP)	16,685,902	(66,212)	16,617,202
Corporate and other, net	(42,689)	—	(40,201)
Depreciation and amortization	5,395,414	—	5,395,414
Operations and maintenance	9,589,152	66,212	9,655,364
Gross utility margin (Non-GAAP)	$31,627,779	$—	$31,627,779

RGC RESOURCES, INC. AND SUBSIDIARIES

Operations and maintenance expenses increased by $354,010, or 4%, from the same period last year primarily due to inflationary effects on personnel costs and professional services, and lower capitalized overheads.  Personnel costs increased by approximately $62,000 due to increased staffing and the inflationary impact on salaries and benefits.  Contracted services increased by approximately $55,000 also due to inflationary pressures.  Total capitalized overheads declined by approximately $120,000 due to a reduction in direct construction expenditures related to Roanoke Gas capital projects compared to the same period last year and lower overheads capitalized as part of LNG due to timing of production.  Increased corporate insurance premiums and bad debt expense associated with the higher accounts receivable balances accounted for much of the remaining cost increase.

Taxes other than income taxes increased by $201,545, or 15%, primarily due to higher property taxes associated with growth in utility property and increased valuations.

Depreciation expense increased by $304,714, or 6%, consistent with an increase in utility property balances.

Equity in earnings of unconsolidated affiliate decreased by $1,041,831, or 39%.  With the MVP in service, the Company now recognizes its share of operational earnings from the MVP, favorably adjusted for the amortization of a basis difference that arose when the Company recorded an other-than-temporary impairment of its investment in 2022.  These in-service earnings did not fully replace the amount of AFUDC recognized while construction activities were ongoing during the first half of fiscal 2024.  See Note 5 of the consolidated financial statements for additional information related to the MVP.

Other income, net increased by $726,696 primarily due to an approximate $565,000 decrease in benefit plan costs other than service cost, coupled with an increase of approximately $203,000 in revenue sharing related to the asset management agreements, which are described in more detail in the Asset Management section.

Interest expense increased by $207,319, or 6%, primarily due to higher borrowing levels, along with higher interest rates on the Company's variable-rate debt.  Total average debt outstanding during the first half of fiscal 2025 increased by 5% from the first half of fiscal 2024.   The weighted-average interest rate on total debt increased from 4.29% during the first six months of fiscal 2024 to 4.40% during the first six months of fiscal 2025. The increase in the weighted-average interest rate was associated with Midstream's credit facilities.

Roanoke Gas' interest expense increased by $94,215, or 5%, as total average debt outstanding increased by approximately $5,025,000, associated with net borrowings under the Company's line-of-credit.  Midstream's interest expense increased by $113,104, or 9%, as the average interest rate on Midstream's total debt increased from 4.95% to 5.22% related to higher interest rates on the variable-rate credit facilities that were refinanced in fiscal 2024, coupled with an approximate $1,541,000 increase in total average debt outstanding during the period.  See Notes 6 and 7 of the consolidated financial statements for more information on the Company's debt.

Income tax expense increased by $441,248, or 13%, corresponding to an increase in pre-tax income.  The effective tax rate was 23.4% and 23.5% for the six-month periods ended March 31, 2025 and 2024, respectively.  The effective tax rate is below the combined statutory state and federal rate due to the amortization of excess deferred taxes and tax credits.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Asset Management

Roanoke Gas uses third-party asset managers to oversee its pipeline transportation, storage rights and gas supply inventories and deliveries in order to provide a secure and reliable source of natural gas to its customers.  In return for utilizing the excess capacities of the transportation and storage rights, the asset managers pay Roanoke Gas a monthly utilization fee.  In accordance with an SCC order issued in 2018, a portion of the utilization fee is retained by the Company with the balance passed through to customers through reduced gas costs.  Prior to the MVP being placed in service, Roanoke Gas utilized one asset manager.  With the MVP now in service, Roanoke Gas had a second asset management agreement for the utilization of its MVP capacity.  On March 26, 2025, the Company entered into a new arrangement with one manager, which replaced the prior two managers, that was effective April 1, 2025 and is set to expire on March 31, 2028.

Equity Investment in Mountain Valley Pipeline

The Company has a less than 1% interest in the MVP, which is accounted for as an equity investment, and a less than 1% interest in the Southgate pipeline, which is contemplated to interconnect with the MVP and accounted for under the cost method.

From inception through May 2024, earnings from the LLC were primarily attributable to AFUDC income. With the MVP in operation, the Company recognizes its share of earnings from the LLC, favorably adjusted for a basis difference between the Company's proportional share of assets and its carrying value that arose when the Company recorded an other-than-temporary impairment of its investment in 2022.  This basis difference amortization is a favorable non-cash adjustment over the operational life of the MVP, or 40 years. For the three and six months ended March 31, 2025, the Company recorded equity in earnings of consolidated affiliate of approximately $801,000 and $1.7 million, respectively, compared to $1.2 million and $2.7 million for the same periods in 2024, with the 2024 amounts being derived from AFUDC.  Midstream has received quarterly cash distributions of its share from the LLC of approximately $1.8 million during the first half of fiscal 2025 which was a return on its invested capital.  Future quarterly distributions are expected to be of a similar magnitude.  The Company is using this cash to pay interest and other expenditures related to Midstream.

Midstream fully borrowed $25 million under a non-revolving credit facility, which matures in December 2025, as well as $9 million under a separate revolving credit facility, which matures in May 2026.  Quarterly amortization payments that were suspended on one of Midstream's promissory notes resumed in April 2025 with $1.6 million due over the next 12 months.  The Company is actively discussing refinancing options for its line of credit obligations due in fiscal 2026.  See Note 7 for more information on all borrowings related to Midstream.

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

Cash and cash equivalents increased by $1,258,586 for the six-month period ended March 31, 2025 compared to an increase of $506,752 for the six-month period ended March 31, 2024. The following table summarizes the sources and uses of cash:

	Six Months Ended March 31,
Cash Flow Summary	2025	2024
Net cash provided by operating activities	$21,834,963	$11,202,002
Net cash used in investing activities	(10,708,806)	(11,280,748)
Net cash (used in) provided by financing activities	(9,867,571)	585,498
Increase in cash and cash equivalents	$1,258,586	$506,752

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash Flows Provided by Operating Activities:

The seasonal nature of the natural gas business causes operating cash flows to fluctuate significantly during the year as well as from year-to-year.  Factors, including weather, energy prices, natural gas storage levels and customer collections, contribute to working capital levels and related cash flows.  Generally, operating cash flows are positive during the second and third fiscal quarters as a combination of earnings, declining storage gas levels and collections on customer accounts contribute to higher cash inflows.  During the first and fourth fiscal quarters, operating cash flows generally decrease due to increases in natural gas storage levels and rising customer receivable balances.

Cash flows from operating activities for the six months ended March 31, 2025 increased by $10,632,961 compared to the same period last year. The table below summarizes the significant components of operating cash flows:

	Six Months Ended March 31,		Increase/
Cash Flow From Operating Activities:	2025	2024	(Decrease)
Net income	$12,945,897	$11,463,382	$1,482,515
Non-cash adjustments:
Depreciation	5,700,128	5,523,841	176,287
Equity in earnings	(1,655,388)	(2,697,219)	1,041,831
Distribution from unconsolidated affiliate	1,784,582	—	1,784,582
Changes in working capital and regulatory assets and liabilities:
Accounts receivable	(9,451,526)	(5,584,720)	(3,866,806)
Change in over collection of gas costs	5,795,006	2,163,473	3,631,533
Accounts payable	1,120,486	(133,623)	1,254,109
Supplier refunds	865,648	(202,381)	1,068,029
Change in accrued RNG revenues	371,691	(791,407)	1,163,098
Change in accrued WNA revenues	(473,456)	(2,867,622)	2,394,166
Other	4,831,895	4,328,278	503,617
Net cash provided by operating activities	$21,834,963	$11,202,002	$10,632,961

The increase in operating cash flows is primarily due to higher net income and the cash distribution received from the LLC, along with direct impacts from weather and increased gas costs.  During the first half of fiscal 2025, the Company received approximately $1,785,000 in quarterly cash distributions of its share from the LLC, which was has been accounted for as a return on its invested capital.  In addition, colder weather and increased gas costs compared to the same period last year resulted in higher accounts receivable and accounts payable balances.  Pipeline and storage capacity charges during the first half of 2025 increased over $1,000,000 from the same period in the prior year.  Additionally, total commodity costs increased from $3.60 per DTH in the first half of fiscal 2024 to $3.70 per DTH in the first half of fiscal 2025.  WNA revenues for the first six months of fiscal 2025 declined by approximately $2.4 million from the same period last year corresponding to a 16% increase in the number of heating degree days between periods.  This decline in WNA receivable contributed $2.4 million in additional operating cash.  In December 2024, the Company received an approximate $890,000 supplier refund, resulting from a FERC rate case settlement, from one of the interstate pipelines that supply the Company with natural gas.

Cash Flows Used in Investing Activities:

Investing activities primarily consist of expenditures related to Roanoke Gas' utility property, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and gas distribution system facilities and expansion of its natural gas system to meet new customer demand.  The Company is continuing its focus on SAVE infrastructure replacement projects, including the replacement of pre-1973 first generation plastic pipe.  New customer demand for natural gas continues to be steady and therefore extending the natural gas distribution system within its service territory is also a priority.  Roanoke Gas' total capital expenditures for the six-month period ended March 31, 2025 were approximately $10.7 million compared to $11.3 million during the same period last year.  Total fiscal 2025 capital expenditures are expected to be approximately $22 million.  Midstream continues to be invested in the LLC; however, the Company did not make capital contributions in 2024 under a prior agreement with the LLC's managing partner.  Accordingly, Midstream's ownership percentage declined during the remaining construction period of the project.  Now that the MVP is in service, Midstream will incur periodic, future capital investment related to ongoing MVP operations requirements and system improvements.  Midstream has and will continue to make capital investments in Southgate.  The targeted timing for completion of the Southgate project is 2028.

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash Flows Provided by Financing Activities:

Financing activities generally consist of borrowings and repayments under credit agreements, issuance of common stock and the payment of dividends.  Net cash flows used in financing activities were approximately $9.9 million for the six months ended March 31, 2025, compared to $585,000 million in net cash flows provided by financing activities for the same period last year.  The $10.5 million decrease in financing cash flows is primarily attributable to net payments of $7.0 million under Roanoke Gas' line-of-credit during the first six months of fiscal 2025 compared to net borrowings of $2.2 million in the same period last year.  Roanoke Gas' net payments were slightly offset by a net increase of $630,000 in Midstream's debt.  During the first half of fiscal 2025, Midstream borrowed a net $145,000 compared to repaying $775,000 during the same period in the prior year.  Notes 6 and 7 provide details on the Company's line-of-credit and borrowing activity.

In addition, Resources issued a total of 59,986 shares of common stock resulting in net proceeds of approximately $1.2 million. No shares were issued through the ATM program during the first half of fiscal 2025.  During the same period last year, Resources issued 164,225 shares for approximately $3.2 million, including 85,501 shares through the ATM program for approximately $1.7 million, net of fees.

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

With the MVP now in service, Midstream's future cash requirements will relate to regular monthly operating expenses, debt service and capital contributions.  The Company received two quarterly cash distributions from MVP totaling approximately $1.8 million during the first six months of fiscal 2025, and going forward should receive similar distributions quarterly to those received to date.  Midstream's total debt service over the succeeding 12 months includes $35.6 million to retire maturing debt.  With MVP operational and cash distributions being made to the partners, the Company is exploring longer-term options that may include additional debt amortization and considerations of the Company's share of MVP's capital expenditures.  Management has successfully renegotiated Midstream's obligations several times in recent years and believes that it will be able to resolve these obligations before they mature.  Conversations to date have been positive.

As of March 31, 2025, Resources' long-term capitalization ratio was 45% equity and 55% debt.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Through March 31, 2025, the Company has evaluated, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls.  There were no control changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On April 1, 2025, the Company implemented a new enterprise resource planning (“ERP”) system, which replaced the existing ERP system, to improve the efficiency of certain financial and related transactional processes; this system did not replace the system of record for revenue transactions with customers.  In connection with this implementation, the Company is enhancing processes and procedures which will result in changes to our internal control over financial reporting to align with the upgraded system functionality. While the Company expects this implementation to either strengthen or have minimal impact to existing internal controls, we will continue to evaluate and monitor our internal control over financial reporting as processes and procedures are finalized with the implementation.

Limitations on the Effectiveness of Controls

Because of the inherent limitations in an effective internal control system, any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will prevent or detect all misstatements, due to error or fraud, from occurring in the consolidated financial statements. Additionally, management is required to use judgment in evaluating controls and procedures.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 6 – EXHIBITS

Number	Description
10.1	Natural Gas Asset Management Agreement by and between Roanoke Gas Company and DTE Energy Trading, Inc. effective as of April 1, 2025 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 31, 2025).
10.2	Guaranty Agreement by RGC Resources, Inc. in favor of DTE Energy Trading, Inc. effective April 1, 2025 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed March 31, 2025).
10.3	Amended and Restated Promissory Note in the principal amount of $30,000,000 by Roanoke Gas Company with Pinnacle Bank, dated March 31, 2025 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed March 31, 2025).
10.4	Second Amendment to Loan Agreement by Roanoke Gas Company with Pinnacle Bank, dated March 31, 2025 (incorporated herein by reference to Exhibit 10.4 on Form 8-K as filed March 31, 2025).
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RGC Resources, Inc.

Date: May 7, 2025	By:	/s/ Timothy J. Mulvaney
Timothy J. Mulvaney
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)