Form 10-Q
period 2025-06-30
RGC RESOURCES INC
filed 2025-08-12
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2025
Common Stock, $5 Par Value	10,325,514

INDEX

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

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

Some of the terms above may not be included in this filing

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,126,889	$894,185
Accounts receivable (less allowance for credit losses of $500,410 and $153,347, respectively)	6,170,064	4,483,739
Inventories	1,923,963	1,799,631
Gas in storage	6,084,281	8,491,490
Prepaid income taxes	1,176,005	2,362,069
Regulatory assets	1,609,701	5,103,910
Interest rate swaps	958,779	871,026
Other	1,546,030	1,066,251
Total current assets	21,595,712	25,072,301
UTILITY PROPERTY:
In service	359,169,601	345,864,008
Accumulated depreciation and amortization	(98,284,856)	(92,462,376)
In service, net	260,884,745	253,401,632
Construction work in progress	9,653,720	8,639,822
Utility property, net	270,538,465	262,041,454
OTHER NON-CURRENT ASSETS:
Regulatory assets	4,327,281	4,445,044
Investment in unconsolidated affiliates	20,876,930	21,057,222
Benefit plan assets	5,359,518	5,416,536
Deferred income taxes	841,163	771,746
Interest rate swaps	576,289	1,191,526
Other	642,635	703,394
Total other non-current assets	32,623,816	33,585,468
TOTAL ASSETS	$324,757,993	$320,699,223

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2025	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,534,514	$800,000
Line-of-credit	—	11,166,181
Dividends payable	2,142,544	2,050,286
Accounts payable	6,659,129	5,429,703
Customer credit balances	1,013,910	1,915,859
Income taxes payable	76,453	—
Customer deposits	1,492,550	1,488,113
Accrued expenses	3,813,325	4,988,281
Regulatory liabilities	2,941,359	834,278
Other	21,989	25,729
Total current liabilities	20,695,773	28,698,430
LONG-TERM DEBT:
Line-of-credit	4,991,528	—
Notes payable	134,965,486	136,955,000
Unamortized debt issuance costs	(213,624)	(282,092)
Long-term debt, net	139,743,390	136,672,908
DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
Asset retirement obligations	11,504,134	11,142,095
Regulatory cost of retirement obligations	15,486,948	14,409,847
Benefit plan liabilities	131,568	113,600
Deferred income taxes	1,723,191	1,890,562
Regulatory liabilities	18,882,744	19,326,567
Other	328,927	308,439
Total deferred credits and other non-current liabilities	48,057,512	47,191,110
STOCKHOLDERS’ EQUITY:
Common stock, $5 par; authorized 20,000,000 shares; issued and outstanding 10,323,956 and 10,249,899 shares, respectively	51,619,780	51,249,495
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	49,091,868	47,988,270
Retained earnings	14,637,929	7,572,439
Accumulated other comprehensive income	911,741	1,326,571
Total stockholders’ equity	116,261,318	108,136,775
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$324,757,993	$320,699,223

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
OPERATING REVENUES:
Gas utility	$17,239,550	$14,431,379	$80,938,690	$71,455,564
Non utility	25,065	26,823	77,508	81,366
Total operating revenues	17,264,615	14,458,202	81,016,198	71,536,930
OPERATING EXPENSES:
Cost of gas - utility	7,816,181	5,344,684	36,581,043	30,741,090
Cost of sales - non utility	4,791	4,567	14,558	16,421
Operations and maintenance	4,587,672	4,221,661	14,599,534	13,879,513
Taxes other than income taxes	750,067	631,990	2,287,068	1,967,446
Depreciation and amortization	2,909,344	2,697,707	8,609,472	8,093,121
Total operating expenses	16,068,055	12,900,609	62,091,675	54,697,591
OPERATING INCOME	1,196,560	1,557,593	18,924,523	16,839,339
Equity in earnings of unconsolidated affiliate	772,082	282,604	2,427,470	2,979,823
Other income (expense), net	244,000	(69,349)	1,180,969	140,924
Interest expense	1,512,754	1,567,093	4,922,959	4,769,979
INCOME BEFORE INCOME TAXES	699,888	203,755	17,610,003	15,190,107
INCOME TAX EXPENSE	161,476	47,063	4,125,694	3,570,033
NET INCOME	$538,412	$156,692	$13,484,309	$11,620,074
BASIC EARNINGS PER COMMON SHARE	$0.05	$0.02	$1.31	$1.15
DILUTED EARNINGS PER COMMON SHARE	$0.05	$0.02	$1.31	$1.15

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
NET INCOME	$538,412	$156,692	$13,484,309	$11,620,074
Other comprehensive income (loss), net of tax:
Interest rate swaps	(255,698)	(199,217)	(391,709)	(1,025,405)
Defined benefit plans	(7,708)	11,893	(23,121)	35,679
OTHER COMPREHENSIVE LOSS, NET OF TAX	(263,406)	(187,324)	(414,830)	(989,726)
COMPREHENSIVE INCOME (LOSS)	$275,006	$(30,632)	$13,069,479	$10,630,348

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Nine Months Ended June 30, 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2024	$51,249,495	$47,988,270	$7,572,439	$1,326,571	$108,136,775
Net income	—	—	5,269,689	—	5,269,689
Other comprehensive income	—	—	—	222,428	222,428
Cash dividends declared ($0.2075 per share)	—	—	(2,136,620)	—	(2,136,620)
Net issuance of common stock (14,792 shares)	73,960	194,857	—	—	268,817
Balance - December 31, 2024	$51,323,455	$48,183,127	$10,705,508	$1,548,999	$111,761,089
Net income	—	—	7,676,208	—	7,676,208
Other comprehensive loss	—	—	—	(373,852)	(373,852)
Cash dividends declared ($0.2075 per share)	—	—	(2,139,655)	—	(2,139,655)
Net issuance of common stock (45,194 shares)	225,970	683,463	—	—	909,433
Balance - March 31, 2025	$51,549,425	$48,866,590	$16,242,061	$1,175,147	$117,833,223
Net income	—	—	538,412	—	538,412
Other comprehensive loss	—	—	—	(263,406)	(263,406)
Cash dividends declared ($0.2075 per share)	—	—	(2,142,544)	—	(2,142,544)
Net issuance of common stock (14,071 shares)	70,355	225,278	—	—	295,633
Balance - June 30, 2025	$51,619,780	$49,091,868	$14,637,929	$911,741	$116,261,318

	Nine Months Ended June 30, 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2023	$50,076,270	$44,430,786	$3,972,280	$2,253,289	$100,732,625
Net income	—	—	5,019,992	—	5,019,992
Other comprehensive loss	—	—	—	(1,013,827)	(1,013,827)
Cash dividends declared ($0.20 per share)	—	—	(2,032,679)	—	(2,032,679)
Net issuance of common stock (44,367 shares)	221,835	616,657	—	—	838,492
Balance - December 31, 2023	$50,298,105	$45,047,443	$6,959,593	$1,239,462	$103,544,603
Net income	—	—	6,443,390	—	6,443,390
Other comprehensive income	—	—	—	211,425	211,425
Cash dividends declared ($0.20 per share)	—	—	(2,036,221)	—	(2,036,221)
Net issuance of common stock (119,858 shares)	599,290	1,781,375	—	—	2,380,665
Balance - March 31, 2024	$50,897,395	$46,828,818	$11,366,762	$1,450,887	$110,543,862
Net income	—	—	156,692	—	156,692
Other comprehensive loss	—	—	—	(187,324)	(187,324)
Cash dividends declared ($0.20 per share)	—	—	(2,038,956)	—	(2,038,956)
Net issuance of common stock (13,681 shares)	68,405	225,113	—	—	293,518
Balance - June 30, 2024	$50,965,800	$47,053,931	$9,484,498	$1,263,563	$108,767,792

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,484,309	$11,620,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,609,472	8,285,761
Cost of retirement of utility property	(381,620)	(485,165)
Stock-based compensation	560,323	595,311
Equity in earnings of unconsolidated affiliate	(2,427,470)	(2,979,823)
Distributions from unconsolidated affiliate	2,658,656	—
Changes in assets and liabilities which provided cash, exclusive of changes and noncash transactions shown separately	5,769,346	20,028
Net cash provided by operating activities	28,273,016	17,056,186
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility property	(15,739,170)	(16,568,542)
Investment in unconsolidated affiliates	(50,894)	(8,743)
Proceeds from disposal of utility property	33,395	33,023
Net cash used in investing activities	(15,756,669)	(16,544,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	1,825,000	10,115,000
Repayments of notes payable	(2,080,000)	(10,175,000)
Borrowings under line-of-credit	36,287,974	34,622,405
Repayments under line-of-credit	(42,462,627)	(31,360,152)
Debt issuance expenses	(1,312)	(99,390)
Proceeds from issuance of stock	1,473,883	3,461,175
Cash dividends paid	(6,326,561)	(6,047,300)
Net cash (used in) provided by financing activities	(11,283,643)	516,738
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,232,704	1,028,662
BEGINNING CASH AND CASH EQUIVALENTS	894,185	1,512,431
ENDING CASH AND CASH EQUIVALENTS	$2,126,889	$2,541,093

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,146,549	$4,604,431
Income taxes	3,400,000	2,640,000

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present Resources' financial position as of June 30, 2025, cash flows for the nine months ended June 30, 2025 and 2024, and the results of its operations, comprehensive income, and changes in stockholders' equity for the three and nine months ended June 30, 2025 and 2024. The results of operations for the three and nine months ended June 30, 2025 are not indicative of the results to be expected for the fiscal year ending September 30, 2025 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

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

In August 2025, the Company obtained a commitment letter to refinance $53.6 million of Midstream debt that was maturing in fiscal 2026.  See Note 7 for a discussion of this transaction.  These actions have resolved the uncertainty that gave rise to the conditions that were disclosed last quarter under ASU 2014-15.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Recently Issued or Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new guidance is designed to provide users of financial statements with improved reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses, other segment items and measures of segment profit or loss used by the chief operating decision maker (CODM).  Additionally, the new guidance requires a public entity to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually, which the Company currently discloses on an interim basis. The new guidance is effective for the Company for fiscal year beginning October 1, 2024 and interim periods within fiscal year beginning October 1, 2025. The Company continues to refine its assessment of the impact of the new guidance on its financial statement disclosures, and expects the adoption of this standard will result in expanded disclosures within the segment reporting footnote, specifically regarding the information provided to the CODM and how the CODM uses the information in assessing the performance of each segment.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. The new guidance requires public business entities to disclose certain additional detail about expenses including, among other items, purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense line items within continuing operations. The guidance also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. Such disclosures must be made on an annual and interim basis and integrated with existing disclosure requirements in a tabular format in the footnotes to the financial statements. Further, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures: Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. The new guidance is effective for the Company for fiscal year beginning October 1, 2027 and interim periods within fiscal year beginning October 1, 2028. The Company is currently assessing the impacts of the new guidance on its financial statement disclosures.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following tables summarize revenue by customer, product and income statement classification:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$8,677,898	$—	$8,677,898	$7,333,332	$—	$7,333,332
Commercial	6,284,281	—	6,284,281	4,706,086	—	4,706,086
Transportation and interruptible	1,472,948	—	1,472,948	1,317,890	—	1,317,890
Other	148,576	25,065	173,641	168,514	26,823	195,337
Total contracts with customers	16,583,703	25,065	16,608,768	13,525,822	26,823	13,552,645
Alternative revenue programs	655,847	—	655,847	905,557	—	905,557
Total operating revenues	$17,239,550	$25,065	$17,264,615	$14,431,379	$26,823	$14,458,202

	Nine Months Ended June 30, 2025			Nine Months Ended June 30, 2024
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$47,091,604	$—	$47,091,604	$40,001,039	$—	$40,001,039
Commercial	27,740,237	—	27,740,237	22,946,163	—	22,946,163
Transportation and interruptible	4,454,693	—	4,454,693	4,047,151	—	4,047,151
Other	547,686	77,508	625,194	653,571	81,366	734,937
Total contracts with customers	79,834,220	77,508	79,911,728	67,647,924	81,366	67,729,290
Alternative revenue programs	1,104,470	—	1,104,470	3,807,640	—	3,807,640
Total operating revenues	$80,938,690	$77,508	$81,016,198	$71,455,564	$81,366	$71,536,930

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

Customer accounts receivable and liabilities

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The asset and liability balances associated with customers are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable(1)	Unbilled revenue(1)	Customer credit balances	Customer deposits
Balance at September 30, 2024	$3,080,140	$1,294,798	$1,915,859	$1,488,113
Balance at June 30, 2025	4,723,496	1,341,438	1,013,910	1,492,550
Increase (decrease)	$1,643,356	$46,640	$(901,949)	$4,437

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Information related to the Company's segments are provided below:

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended June 30, 2025
Operating revenues	$17,239,550	$—	$17,239,550
Corporate and other	—	—	25,065
Total revenues	17,239,550	—	17,264,615
Depreciation and amortization	2,909,344	—	2,909,344
Operating income (loss)	1,219,977	(43,691)	1,176,286
Corporate and other	—	—	20,274
Total operating income (loss)	1,219,977	(43,691)	1,196,560
Equity in earnings	—	772,082	772,082
Interest expense	822,022	690,732	1,512,754
Income before income taxes	640,938	38,676	679,614
Corporate and other	—	—	20,274
Total income before income taxes	$640,938	$38,676	$699,888

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended June 30, 2024
Operating revenues	$14,431,379	$—	$14,431,379
Corporate and other	—	—	26,823
Total revenues	14,431,379	—	14,458,202
Depreciation and amortization	2,697,707	—	2,697,707
Operating income (loss)	1,574,375	(37,692)	1,536,683
Corporate and other	—	—	20,910
Total operating income (loss)	1,574,375	(37,692)	1,557,593
Equity in earnings	—	282,604	282,604
Interest expense	868,000	699,093	1,567,093
Income before income taxes	637,332	(454,462)	182,870
Corporate and other	—	—	20,885
Total income before income taxes	$637,332	$(454,462)	$203,755

RGC RESOURCES, INC. AND SUBSIDIARIES

	Gas Utility	Investment in Affiliates	Consolidated Total
Nine Months Ended June 30, 2025
Operating revenues	$80,938,690	$—	$80,938,690
Corporate and other	—	—	77,508
Total revenues	80,938,690	—	81,016,198
Depreciation and amortization	8,609,472	—	8,609,472
Operating income (loss)	18,978,672	(117,099)	18,861,573
Corporate and other	—	—	62,950
Total operating income (loss)	18,978,672	(117,099)	18,924,523
Equity in earnings	—	2,427,470	2,427,470
Interest expense	2,796,978	2,125,981	4,922,959
Income before income taxes	17,360,579	186,474	17,547,053
Corporate and other	—	—	62,950
Total income before income taxes	$17,360,579	$186,474	$17,610,003

	Gas Utility	Investment in Affiliates	Consolidated Total
Nine Months Ended June 30, 2024
Operating revenues	$71,455,564	$—	$71,455,564
Corporate and other	—	—	81,366
Total revenues	71,455,564	—	71,536,930
Depreciation and amortization	8,093,121	—	8,093,121
Operating income (loss)	16,884,683	(106,380)	16,778,303
Corporate and other	—	—	61,036
Total operating income (loss)	16,884,683	(106,380)	16,839,339
Equity in earnings	—	2,979,823	2,979,823
Interest expense	2,748,741	2,021,238	4,769,979
Income before income taxes	14,277,365	851,777	15,129,142
Corporate and other	—	—	60,965
Total income before income taxes	$14,277,365	$851,777	$15,190,107

RGC RESOURCES, INC. AND SUBSIDIARIES

	Gas Utility	Investment in Affiliates	Consolidated Total
As of June 30, 2025:
Assets	$285,220,121	$21,557,941	$306,778,062
Corporate and other	—	—	17,979,931
Total assets	285,220,121	21,557,941	324,757,993
Gross additions to utility property	15,739,170	—	15,739,170
Gross investment in affiliates	$—	$50,894	$50,894

	Gas Utility	Investment in Affiliates	Consolidated Total
As of September 30, 2024:
Assets	$280,508,989	$21,324,361	$301,833,350
Corporate and other	—	—	18,865,873
Total assets	280,508,989	21,324,361	320,699,223
Gross additions to utility property	22,094,406	—	22,094,406
Gross investment in affiliates	$—	$18,258	$18,258

4.	Rates and Regulatory Matters

The SCC exercises regulatory authority over the natural gas operations of Roanoke Gas.  Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service, safety standards, service extension and depreciation.

In response to continued inflationary pressures, Roanoke Gas filed a general rate application with the SCC on February 2, 2024 seeking to increase its annual non-gas base rates by $4.33 million and its permitted return on equity from 9.44% to 10.35% reflecting its higher cost of capital, including higher interest expense.  The SCC permitted the Company to implement its new rates on an interim basis for customer billings on or after July 1, 2024, subject to refund.  On October 16, 2024, the Company reached a settlement with the SCC staff on all outstanding issues in the case. Under the terms of the settlement, the Company agreed to an annual incremental revenue requirement increase of $4.08 million based on a return on equity of 9.90%.  On April 10, 2025, the SCC issued a final order approving the settlement agreement in its entirety.  Refunds for the difference in amounts that were billed based on interim and settlement rates, which had previously been accrued, were made to customers in May 2025.

On May 30, 2025, Roanoke Gas filed for approval of an updated RNG Rider to become effective October 1, 2025.  The revenue requirement associated with the proposed RNG Rider is $1.66 million, offset by the sale of environmental credits, the recovery of under recovery of costs during the prior fiscal year and the over crediting of customers for RIN sales.  The Company expects a decision from the SCC in September 2025.

On June 30, 2025, Roanoke Gas filed for approval of an updated annual SAVE Rider rate to become effective October 1, 2025.  The proposed SAVE Rider is based on an estimated $10.33 million of SAVE eligible investment during fiscal 2026 and a revenue requirement of $2.64 million, inclusive of the adjustment for under-recovered costs incurred during the prior year.  The updated SAVE Rider also reflects the cost of capital approved by the Commission in its April 10, 2025 Rate Case Final Order.  The Company expects a decision from the SCC in September 2025.

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

AFUDC attributable to MVP construction was recognized during the prior year and is included in the equity in earnings of unconsolidated affiliate in the tables below.  AFUDC ceased in June 2024 when MVP went into commercial operation.

The Company participates in the earnings of the LLC proportionate to its level of investment, favorably adjusted for a basis difference between the Company's capital account and its carrying value that arose when the Company recorded an other-than-temporary impairment of its investment in 2022.  This basis difference amortization is a favorable non-cash adjustment to income over the book life of the MVP, which is 40 years.  The Company's share of earnings from the LLC and the basis difference amortization are presented under equity in earnings of unconsolidated affiliate on the condensed consolidated statements of income.  The Company received three quarterly cash distributions totaling approximately $2.7 million from the LLC during the first nine months of fiscal 2025 and expects future quarterly distributions to be of a similar magnitude to those received to date.

Midstream assesses the value of its investment in the LLC on at least a quarterly basis, and no impairment indicators were identified in fiscal 2025 or 2024.

Investment balances of MVP and Southgate, as of June 30, 2025 and  September 30, 2024, are reflected in the table below:

Balance Sheet location:	June 30, 2025	September 30, 2024
Other Assets:
MVP	$20,717,161	$20,948,347
Southgate	159,769	108,875
Investment in unconsolidated affiliates	$20,876,930	$21,057,222

The change in the investment in unconsolidated affiliates is provided below:

	Nine Months Ended June 30,
	2025	2024
Cash investment	$50,894	$8,743
Equity in earnings of unconsolidated affiliate	2,427,470	2,979,823
Distribution from unconsolidated affiliate	(2,658,656)	—
Change in investment in unconsolidated affiliates	$(180,292)	$2,988,566

RGC RESOURCES, INC. AND SUBSIDIARIES

Summary unaudited financial statements of MVP are presented below. Southgate financial statements, which are accounted for under the cost method, are not included.

	Income Statements
	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenue	$139,410,586	$3,723,469	$424,079,412	$3,723,469
Operating expenses	(75,210,039)	(10,822,325)	(221,547,701)	(10,822,325)
AFUDC	45,553	38,815,497	111,088	343,916,298
Other income, net	1,612,418	1,899,904	4,989,603	7,799,966
Net income	$65,858,518	$33,616,545	$207,632,402	$344,617,408

	Balance Sheets
	June 30, 2025	September 30, 2024
Assets:
Current assets	$229,791,783	$263,966,727
Construction work in progress	—	1,568,267
Property, plant and equipment, net	9,448,500,810	9,522,815,742
Other assets	8,963,640	13,732,299
Total assets	$9,687,256,233	$9,802,083,035

Liabilities and Equity:
Current liabilities	$69,667,426	$168,645,751
Noncurrent liabilities	1,120,286	68,965
Capital	9,616,468,521	9,633,368,319
Total liabilities and equity	$9,687,256,233	$9,802,083,035

6.	Line of Credit

The Company had been operating with an unsecured Revolving Note in the principal amount of $25 million that it renewed annually each  March.  On March 31, 2025, Roanoke Gas amended its Revolving Note to increase the principal amount to $30 million and extend the maturity date to March 31, 2027.  The Revolving Note's variable interest rate is based upon Term SOFR plus 1.25% and provides for multiple tier borrowing limits to accommodate seasonal borrowing demands.  Other key terms and requirements of the Revolving Note were retained.  The Company's total available borrowing limits during the term of the Revolving Note range from $20 million to $30 million.  As of June 30, 2025, the Company had an outstanding balance of $4,991,528 under the Revolving Note.

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

Long-term debt consists of the following:

	June 30, 2025		September 30, 2024
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior note payable at 4.26%, due September 18, 2034	$30,500,000	$89,300	$30,500,000	$96,541
Unsecured term note payable at 3.58%, due October 2, 2027	8,000,000	10,836	8,000,000	14,448
Unsecured term note payable at 4.41%, due March 28, 2031	10,000,000	18,013	10,000,000	20,362
Unsecured term note payable at 3.60%, due December 6, 2029	10,000,000	15,852	10,000,000	18,494
Unsecured term note payable at 30-day SOFR plus 1.20%, due August 20, 2026 (swap rate at 2.00%)	15,000,000	—	15,000,000	—
Unsecured term note payable at Term SOFR plus 1.00%, due October 1, 2028 (swap rate at 2.49%)	10,000,000	23,031	10,000,000	27,044
Midstream:
Unsecured term note payable at Term SOFR plus 1.55%, due December 31, 2025	25,000,000	12,919	24,855,000	32,299
Unsecured term note payable at Daily Simple SOFR plus 1.26448%, due June 12, 2026 (swap rate at 3.24%)	14,000,000	2,408	14,000,000	4,213
Unsecured term note payable at Daily Simple SOFR plus 1.26448%, due January 1, 2028 with quarterly principal installments of $400,000 that began April 1, 2023, were suspended April 1, 2024, and resumed April 1, 2025 (swap rate at 2.443% on designated principal)	6,000,000	16,378	6,400,000	21,406
Revolving credit facility at Daily Simple SOFR plus 2.215%, due May 2, 2026	9,000,000	24,887	9,000,000	47,285
Total long-term debt	137,500,000	213,624	137,755,000	282,092
Less: current maturities of long-term debt	(2,534,514)	—	(800,000)	—
Total long-term debt, net current maturities	$134,965,486	$213,624	$136,955,000	$282,092

Debt issuance costs are amortized over the life of the related debt. As of June 30, 2025 and  September 30, 2024, the Company also had an unamortized loss on the early retirement of debt of $1,056,231 and $1,141,872, respectively, which has been deferred as a regulatory asset and is being amortized over a 20-year period.

All debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization.  All of the debt agreements provide for Priority Indebtedness (defined in the debt agreements) to not exceed 15% of consolidated total assets.  The $15 million and $10 million notes, as well as the line-of-credit, have an interest coverage ratio requirement of not less than 1.5 to 1, which excludes the effect of the non-cash impairments on the LLC investments up to the total investment as of December 31, 2021, as revised by the Seventh Amendment to the Credit Agreement.  The $9 million revolving line of credit facility also has an interest coverage ratio requirement of not less than 1.5 to 1.  The Company was in compliance with all debt covenants as of  June 30, 2025 and September 30, 2024.

RGC RESOURCES, INC. AND SUBSIDIARIES

Subsequent to the end of the quarter, the Company entered into a firm letter of commitment with two banks that will refinance Midstream-related debt totaling $53.6 million.  The note will have a seven-year term and an interest rate of SOFR plus 1.55%.  In addition to interest, Midstream will repay principal based on a schedule aligned with the shipper contracts at MVP which will expire in June 2044.  The note is guaranteed by RGC Resources, Inc., and there is a 30 basis point origination fee.  Covenants are similar to those that exist on Midstream's outstanding debt.  As a result of this firm commitment letter, the Company has reflected only $2.5 million of long-term debt as current on the balance sheet as of June 30, 2025 as it now has the intent and ability to refinance the existing maturities.  The Company expects to finalize the arrangement in the fourth quarter.

8.	Derivatives and Hedging

The Company’s hedging and derivative policy allows management to enter into derivatives for the purpose of managing the commodity and financial market risks of its business operations, including the price of natural gas and the cost of borrowed funds.  This policy specifically prohibits the use of derivatives for speculative purposes.

The Company has four interest rate swaps associated with certain of its variable rate debt as of June 30, 2025.  Roanoke Gas has two variable-rate term notes in the amounts of $15 million and $10 million, with corresponding swap agreements to effectively convert the variable interest rates into fixed rates of 2.00% and 2.49%, respectively.  Midstream has two swap agreements corresponding to the variable-rate term notes with original principal amounts of $14 million and $8 million.  The swap agreement pertaining to the $14 million note effectively converts the variable interest rate into a fixed rate of 3.24%.  The swap agreement pertaining to the $8 million note remains in place and was concurrently re-designated to hedge an applicable portion of the note, taking into account the temporary suspension of amortization described in Note 7, and converts that portion of the note to a fixed rate of 2.443%.  The swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income.  No portion of the swaps were deemed ineffective during the periods presented.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy:

	Fair Value Measurements - June 30, 2025
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps	$1,535,068	$—	$1,535,068	$—
Total	$1,535,068	$—	$1,535,068	$—

Liabilities:
Natural gas purchases	$775,477	$—	$775,477	$—
Total	$775,477	$—	$775,477	$—

	Fair Value Measurements - September 30, 2024
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps	$2,062,551	$—	$2,062,551	$—
Total	$2,062,551	$—	$2,062,551	$—

Liabilities:
Natural gas purchases	$761,020	$—	$761,020	$—
Total	$761,020	$—	$761,020	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models that can include observable quoted market interest rates and interest rate futures as well as certain assumptions regarding past, present and future market conditions.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases.  Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment.  At June 30, 2025 and September 30, 2024, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements:

	Fair Value Measurements - June 30, 2025
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$2,534,514	$—	$—	$2,534,514
Notes payable	134,965,486	—	—	131,790,067
Total	$137,500,000	$—	$—	$134,324,581

	Fair Value Measurements - September 30, 2024
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$800,000	$—	$—	$800,000
Notes payable	136,955,000	—	—	135,471,275
Total	$137,755,000	$—	$—	$136,271,275

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying treasury rate or other treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments.  Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions.  Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries.  No individual customer amounted to more than 5% of total accounts receivable at  June 30, 2025 and  September 30, 2024.  The Company maintains certain credit standards with its customers and requires a customer deposit, if warranted.

10.	Earnings Per Share

Basic EPS for the three and nine months ended June 30, 2025 and 2024 was calculated by dividing net income by the weighted-average common shares outstanding during the period.  Diluted EPS was calculated by dividing net income by the weighted-average common shares outstanding during the period plus potential dilutive common shares.  Potential dilutive common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. The computation of diluted EPS for the three months ended June 30, 2025 and 2024 excludes potentially dilutive shares of 1,695 and 2,164 respectively, and 2,000 and 2,793, respectively, for the nine months ended June 30, 2025 and 2024, because to include them would be antidilutive for the periods. However, these shares could potentially dilute EPS in the future.

RGC RESOURCES, INC. AND SUBSIDIARIES

A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net income	$538,412	$156,692	$13,484,309	$11,620,074
Weighted-average common shares	10,319,232	10,188,592	10,294,227	10,129,111
Effect of dilutive securities:
Options to purchase common stock	4,933	4,205	4,461	3,236
Diluted average common shares	10,324,165	10,192,797	10,298,688	10,132,347
Earnings per share of common stock:
Basic	$0.05	$0.02	$1.31	$1.15
Diluted	$0.05	$0.02	$1.31	$1.15

11.	Other Comprehensive Income (Loss)

A summary of other comprehensive income and loss is provided below:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Three Months Ended June 30, 2025
Interest rate swaps:
Unrealized losses	$(20,816)	$5,358	$(15,458)
Transfer of realized gains to interest expense	(323,513)	83,273	(240,240)
Net interest rate swaps	(344,329)	88,631	(255,698)
Defined benefit plans:
Amortization of net actuarial gains	(10,379)	2,671	(7,708)
Other comprehensive loss	$(354,708)	$91,302	$(263,406)
Three Months Ended June 30, 2024
Interest rate swaps:
Unrealized gains	$207,785	$(53,484)	$154,301
Transfer of realized gains to interest expense	(476,053)	122,535	(353,518)
Net interest rate swaps	(268,268)	69,051	(199,217)
Defined benefit plans:
Amortization of net actuarial losses	16,015	(4,122)	11,893
Other comprehensive loss	$(252,253)	$64,929	$(187,324)

RGC RESOURCES, INC. AND SUBSIDIARIES

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Nine Months Ended June 30, 2025
Interest rate swaps:
Unrealized gains	$507,492	$(130,628)	$376,864
Transfer of realized gains to interest expense	(1,034,976)	266,403	(768,573)
Net interest rate swaps	(527,484)	135,775	(391,709)
Defined benefit plans:
Amortization of net actuarial gains	(31,134)	8,013	(23,121)
Other comprehensive loss	$(558,618)	$143,788	$(414,830)
Nine Months Ended June 30, 2024
Interest rate swaps:
Unrealized gains	$174,113	$(44,816)	$129,297
Transfer of realized gains to interest expense	(1,554,942)	400,240	(1,154,702)
Net interest rate swaps	(1,380,829)	355,424	(1,025,405)
Defined benefit plans:
Amortization of net actuarial losses	48,045	(12,366)	35,679
Other comprehensive loss	$(1,332,784)	$343,058	$(989,726)

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

Reconciliation of Accumulated Other Comprehensive Income

			Accumulated
			Other
	Interest Rate	Defined Benefit	Comprehensive
	Swaps	Plans	Income (Loss)
Balance at September 30, 2024	$1,531,649	$(205,078)	$1,326,571
Other comprehensive loss	(391,709)	(23,121)	(414,830)
Balance at June 30, 2025	$1,139,940	$(228,199)	$911,741

RGC RESOURCES, INC. AND SUBSIDIARIES

12.	Income Taxes

The effective tax rates for the three-month and nine-month periods ended June 30, 2025 and 2024 reflected in the table below are less than the combined federal and state statutory rate of 25.74%.  The reduction to the effective tax rates is due to additional tax deductions from the amortization of excess deferred taxes and amortization of RNG tax credits deferred as a regulatory liability.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Effective tax rate	23.1%	23.1%	23.4%	23.5%

ASC 740 provides for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recognized in the financial statements.  The Company has a reserve recorded for unrecognized tax benefits of $273,936 as of  June 30, 2025 and  September 30, 2024 related to tax positions taken in the Company's prior tax returns. The Company has evaluated its tax positions for the three and nine months ended June 30, 2025 and determined no additional reserve for unrecognized tax benefits was necessary.  A reconciliation of the Company's unrecognized tax benefits is as follows:

Balance at September 30, 2024	$273,936
Increase resulting from prior period tax positions	—
Balance at June 30, 2025	$273,936

The Company’s policy is to classify interest associated with uncertain tax positions as interest expense in the financial statements. Tax penalties, if any, are netted against other income.

The Company files a consolidated federal income tax return and state income tax returns in Virginia and West Virginia, and thus subject to examinations by federal and state tax authorities.  The IRS is currently examining the Company's 2018 and 2019 amended federal tax returns.  The focus of the examination relates to research and development credits, and the final results of the examination have not been presented to the Company as of the date of this Form 10-Q.  The Company believes its income tax assets and liabilities are fairly stated as of June 30, 2025 and September 30, 2024; however, these assets and liabilities could be adjusted as a result of this examination.  The Company's amended federal returns for fiscal 2018 and 2019 remain open related to the examination.  Aside from these exceptions, the federal returns and the state returns for Virginia and West Virginia for the tax years ended prior to September 30, 2022 are no longer subject to examination.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory assets included in the Company’s accompanying balance sheets are as follows:

	June 30, 2025	September 30, 2024
Assets:
Current Assets:
Regulatory assets:
Accrued WNA revenues	$414,812	$919,375
Under-recovery of gas costs	—	2,690,247
Under-recovery of RNG revenues	1,068,795	1,331,064
Under-recovery of SAVE Plan revenues	102,635	107,678
Accrued pension	10,697	42,785
Other deferred expenses	12,762	12,761
Total current	1,609,701	5,103,910
Other Non-Current Assets:
Regulatory assets:
Premium on early retirement of debt	1,056,231	1,141,872
Accrued pension	2,998,881	2,998,881
Other deferred expenses	272,169	304,291
Total non-current	4,327,281	4,445,044

Total regulatory assets	$5,936,982	$9,548,954

Regulatory liabilities included in the Company’s accompanying balance sheets are as follows:

	June 30, 2025	September 30, 2024
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Over-recovery of gas costs	$1,413,992	$—
Rate refund	—	37,500
Deferred income taxes	591,764	591,764
Supplier refunds	891,994	30,556
Other deferred liabilities	43,609	174,458
Total current	2,941,359	834,278
Deferred Credits and Other Non-Current Liabilities:
Regulatory cost of retirement obligations	15,486,948	14,409,847
Regulatory liabilities:
Deferred income taxes	15,024,273	15,468,096
Deferred postretirement medical	3,858,471	3,858,471
Total non-current	34,369,692	33,736,414

Total regulatory liabilities	$37,311,051	$34,570,692

As of June 30, 2025 and September 30, 2024, the Company had regulatory assets in the amount of $5,936,982 and $9,548,954, respectively, on which the Company did not earn a return during the recovery period.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Due to the nature of the natural gas distribution business, the Company has entered into agreements with both suppliers and pipelines for natural gas commodity purchases, storage capacity and pipeline delivery capacity.  Through March 31, 2025, the Company utilized two asset managers to assist in optimizing the use of its transportation, storage rights and gas supply in order to provide a secure and reliable source of natural gas to its customers.  Those services were consolidated to one asset manager as of April 1, 2025.  The Company also has storage and pipeline capacity contracts to store and deliver natural gas to the Company’s distribution system.  Roanoke Gas is currently served directly by three primary pipelines that deliver the natural gas supplied to the Company’s distribution system.  Depending on weather conditions and the level of customer demand, failure of one of these transmission pipelines could have a major adverse impact on the Company's ability to deliver natural gas to its customers and its results of operations.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Components of net periodic pension cost:
Service cost	$96,858	$81,066	$290,574	$243,198
Interest cost	352,602	367,206	1,057,806	1,101,618
Expected return on plan assets	(375,976)	(294,958)	(1,127,928)	(884,874)
Recognized loss	14,857	79,132	44,571	237,396
Net periodic pension cost	$88,341	$232,446	$265,023	$697,338

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Components of postretirement benefit cost:
Service cost	$1,095	$7,599	$3,285	$22,797
Interest cost	126,856	153,369	380,568	460,107
Expected return on plan assets	(182,430)	(133,311)	(547,290)	(399,933)
Recognized gain	(58,153)	(10,149)	(174,459)	(30,447)
Net postretirement benefit cost	$(112,632)	$17,508	$(337,896)	$52,524

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

The Company has four leases for certain assets including office space and land classified as operating leases with original terms ranging from 3 to 20 years.  The Company entered into a new lease during the period, which is a continuation of a prior lease. The Company determines if an arrangement is a lease at inception of the agreement based on the terms and conditions in the contract.  The operating lease ROU assets and operating lease liabilities are recognized at the present value of the future minimum lease payments over the lease term at commencement date.  As most of the leases do not provide an implicit rate, the Company uses an estimate of its secured incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.  The incremental borrowing rate is determined by management aided by inquiries of a third party.

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

Other information related to leases were as follows:

	Three Months Ended June 30,
	2025	2024
Supplemental Cash Flow Information:
Cash paid on operating leases	$16,500	$9,900
Right of use obtained in exchange for operating lease obligations	36,734	N/A
Weighted-average remaining term (in years)	15.8	17.4
Weighted-average discount rate	5.64%	5.65%

	Nine Months Ended June 30,
	2025	2024
Supplemental Cash Flow Information:
Cash paid on operating leases	$33,000	$22,166
Right of use obtained in exchange for operating lease obligations	36,734	N/A
Weighted-average remaining term (in years)	15.8	17.4
Weighted-average discount rate	5.64%	5.65%

On June 30, 2025, the future minimum rental payments under non-cancelable operating leases by fiscal year were as follows:

2025	$21,230
2026	39,938
2027	43,238
2028	39,600
2029	26,400
Thereafter	343,200
Total minimum lease payments	513,606
Less imputed interest	(162,690)
Total	$350,916

17.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued.  There were no items not otherwise disclosed which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, Resources may announce or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, investments, inflation, ratemaking, debt refinancing, technological developments, new products, research and development activities, operational impacts and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2024 Annual Report on Form 10-K.  These factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “target,” “expect,” “objective,” “projection,” “potential,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could,” “may,” or “might” are intended to identify forward-looking statements.

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

On February 2, 2024, primarily in response to continued inflationary pressures, Roanoke Gas filed for an annual non-gas base rate increase of $4.33 million.  The filing also reflected an increase in the Company's authorized return on equity from 9.44% to 10.35%.  The new interim non-gas base rates went into effect for customer billings on or after July 1, 2024, subject to refund.  On October 16, 2024, the Company reached a settlement with the SCC staff on all outstanding issues in the case.  Under the terms of the settlement, the Company agreed to an annual incremental revenue requirement increase of $4.08 million based on a return on equity of 9.90%.  On April 10, 2025, the SCC issued a final order approving the settlement in its entirety.  The order also directed Roanoke Gas to refund the excess revenues collected during the time the interim rates were in effect with interest.  The refunds to customers, which had previously been accrued as a regulatory liability, were made to customers in May 2025.

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

The SAVE Plan and Rider provides the Company with a mechanism through which it recovers costs related to qualified SAVE infrastructure investments on a prospective basis, until a rate application is filed incorporating these investments in non-gas base rates.  Roanoke Gas filed and received approval from the SCC for an updated annual SAVE Rider rate which became effective October 1, 2024.  As a result of the updated SAVE Rider, SAVE Plan revenues increased by approximately $299,000 and $855,000, respectively, for the three-month and nine-month periods ended June 30, 2025 compared to the same periods last year when the recovery of all prior SAVE Plan investment was incorporated into the non-gas base rates that were effective January 1, 2023.  The updated SAVE Rider is expected to result in approximately $1,489,000 of annualized SAVE-related revenues during fiscal 2025.  Additional information regarding the SAVE Plan and Rider is provided in Note 4 of the condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

The WNA mechanism reduces the volatility in earnings due to the variability in temperatures during the heating season.  The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when weather is colder than normal.  The WNA allows the Company to recover from its customers the lost margin (excluding gas costs) from warmer-than-normal weather and correspondingly requires the Company to refund the excess margin earned for colder-than-normal weather.  The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day and thereby estimates the revenue adjustment based on weather variance from normal.  Any billings or refunds related to the WNA are completed following each WNA year, which extends for the 12-month period from April to March.  For the three and nine months ended June 30, 2025, the Company accrued approximately $493,000 and $966,000 in additional revenues under the WNA model for weather that was 22% and 4% warmer than normal, respectively, compared to approximately $821,000 and $3,689,000 in additional revenues for weather that was 48% and 19% warmer than normal for the corresponding periods last year.  The adjusted WNA balance for the 12-month period ended March 31, 2025 was approximately $1,473,000, and was collected from customers during May and June 2025.

The Company has an approved rate structure to mitigate the impact of the financing costs of its natural gas inventory.  Under this rate structure, Roanoke Gas recognizes revenue by applying the ICC factor, based on the Company’s weighted-average cost of capital, including interest rates on short-term and long-term debt, and the Company’s authorized return on equity, to the average cost of natural gas inventory during the period.  Total ICC revenues decreased by approximately $44,000 and $145,000 for the three-month and nine-month periods ended June 30, 2025 compared to the corresponding periods last year, due to lower natural gas commodity prices during the 2024 summer storage injection season resulting in a lower average cost of natural gas in storage and lower storage balances in the second and third quarters of fiscal 2025.  Accordingly, fiscal 2025 and 2026 ICC revenues are expected to continue to remain below last year's levels.

In March 2023, Roanoke Gas began operating the RNG facility, through a cooperative agreement with the Western Virginia Water Authority, to produce commercial quality RNG for delivery into its distribution system.  Roanoke Gas is allowed to recover the costs associated with the investment in RNG facilities and the related operating costs through an RNG Rider added to customer bills.  Customers receive the benefit of environmental credits generated through the production of RNG.  Roanoke Gas recognized approximately $479,000 and $1,296,000 in RNG revenue for the three and nine months ended June 30, 2025 compared to approximately $394,000 and $1,211,000 for the corresponding periods in the prior year.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Three Months Ended June 30, 2025:

Net income increased by $381,720 for the three months ended June 30, 2025, compared to the same period last year, primarily due to increased equity earnings from the MVP as the project was service for the entire quarter in fiscal 2025 compared to less than a month during the same period in the prior year.

The tables below reflect operating revenues, volume activity and heating degree days.

	Three Months Ended June 30,		Increase / (Decrease)
	2025	2024		Percentage
Operating Revenues
Gas utility	$17,239,550	$14,431,379	$2,808,171	19%
Non utility	25,065	26,823	(1,758)	(7)%
Total operating revenues	$17,264,615	$14,458,202	$2,806,413	19%
Delivered Volumes
Regulated natural gas (DTH)
Residential and commercial	735,293	786,221	(50,928)	(6)%
Transportation and interruptible	1,146,410	996,813	149,597	15%
Total delivered volumes	1,881,703	1,783,034	98,669	6%
HDD	250	167	83	50%

Total operating revenues for the three months ended June 30, 2025, compared to the same period last year, increased by approximately 19% primarily due to higher gas costs, delivered volumes and SAVE revenues, along with the implementation of a non-gas base rate increase, slightly offset by a decrease in WNA revenue.  Gas costs were the main contributing factor to the increase in operating revenues over the prior period primarily due to pipeline capacity charges increasing over $2,000,000 as a result of higher rates and MVP capacity.  Pipeline capacity charges, which do not impact margin, increased meaningfully during the period, subject to refund, due to FERC rate increase proceedings.  While the Company is unable to predict the ultimate outcome, these costs and potential refunds will be passed through to customers.  In addition, SAVE Plan revenues increased as Roanoke Gas continues to invest in qualified SAVE infrastructure projects, resulting in approximately $299,000 more revenue compared to the same period in the prior year.  Transportation and interruptible volumes increased 15% primarily driven by business activity of a single, multi-fuel customer during the quarter.  The Company expects this customer's usage to remain elevated in the near term, although much of this volume has a lower margin contribution.  These increased volumes, coupled with the non-gas base rate increase implemented in July 2024, contributed to an approximate $272,000 increase in non-gas volumetric revenues.  WNA revenues declined approximately $328,000 from the corresponding period last year as weather was 22% warmer than the 30-year normal during the current period compared to 48% warmer than normal during the prior period.

	Three Months Ended June 30,		Increase
	2025	2024		Percentage
Gross Utility Margin
Gas utility revenues	$17,239,550	$14,431,379	$2,808,171	19%
Cost of gas - utility	7,816,181	5,344,684	2,471,497	46%
Gross utility margin	$9,423,369	$9,086,695	$336,674	4%

RGC RESOURCES, INC. AND SUBSIDIARIES

Gross utility margin increased over the same period last year primarily as a result of the aforementioned increases in SAVE revenues, as well as increased RNG revenues, slightly offset by the reduction in ICC revenues. As discussed in the Overview section, the WNA model adjusts for the impact of variability of temperatures during the heating season.  The WNA model calculates what the corresponding volumes would be if temperatures were equivalent to the 30-year normal during each period and adjusts for the difference in margin from normal.  In applying the WNA model to both the current and prior years, the volumetric margin, net of the WNA, decreased slightly by approximately $56,000 due a decrease of 17% in WNA adjusted residential and commercial delivered volumes.  The SAVE Plan and RNG Riders contributed an additional $299,000 and $85,000, respectively, to margin, while ICC revenues decreased by approximately $44,000 due to lower cost of gas in storage.

The changes in the components of gas utility margin are summarized below:

	Three Months Ended June 30,		Increase/
	2025	2024	(Decrease)
Customer base charge	$4,094,700	$4,066,559	$28,141
ICC	92,187	136,162	(43,975)
SAVE Plan	426,551	127,073	299,478
Volumetric	3,781,321	3,509,482	271,839
WNA	492,840	821,145	(328,305)
RNG	479,380	393,921	85,459
Other revenues	56,390	32,353	24,037
Total	$9,423,369	$9,086,695	$336,674

The tables below provide a reconciliation between gross utility margin and gross margin:

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended June 30, 2025
Operating revenues
Gas utility	$17,239,550	$—	$17,239,550
Non utility	25,065	—	25,065
Total operating revenues	17,264,615	—	17,264,615
Cost of sales
Cost of gas - utility	(7,816,181)	—	(7,816,181)
Cost of sales - non utility	(4,791)	—	(4,791)
Depreciation and amortization	(2,909,344)	—	(2,909,344)
Operations and maintenance	(4,544,554)	(43,118)	(4,587,672)
Total cost of sales	(15,274,870)	(43,118)	(15,317,988)
Gross margin (GAAP)	1,989,745	(43,118)	1,946,627
Corporate and other, net	(20,274)	—	(20,274)
Depreciation and amortization	2,909,344	—	2,909,344
Operations and maintenance	4,544,554	43,118	4,587,672
Gross utility margin (Non-GAAP)	$9,423,369	$—	$9,423,369

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended June 30, 2024
Operating revenues
Gas utility	$14,431,379	$—	$14,431,379
Non utility	26,823	—	26,823
Total operating revenues	14,458,202	—	14,458,202
Cost of sales
Cost of gas - utility	(5,344,684)	—	(5,344,684)
Cost of sales - non utility	(4,567)	—	(4,567)
Depreciation and amortization	(2,697,707)	—	(2,697,707)
Operations and maintenance	(4,183,281)	(37,084)	(4,220,365)
Corporate and other	—	—	(1,296)
Total operations and maintenance	(4,183,281)	(37,084)	(4,221,661)
Total cost of sales	(12,230,239)	(37,084)	(12,268,619)
Gross margin (GAAP)	2,227,963	(37,084)	2,189,583
Corporate and other, net	(22,256)	—	(20,960)
Depreciation and amortization	2,697,707	—	2,697,707
Operations and maintenance	4,183,281	37,084	4,220,365
Gross utility margin (Non-GAAP)	$9,086,695	$—	$9,086,695

RGC RESOURCES, INC. AND SUBSIDIARIES

Operations and maintenance expenses increased $366,011, or 9%, from the same period last year.  Personnel costs increased by approximately $166,000 due to increased staffing and the inflationary impact on salaries and benefits.  Contracted services increased by approximately $83,000 also due to inflationary pressures.  These increases were slightly offset by a decrease in professional services expenses.  Costs associated with the RNG facility increased approximately $104,000.

Taxes other than income taxes increased by $118,077, or 19%, due to higher property taxes associated with growth in utility property and increased valuations.

Depreciation expense increased by $211,637, or 8%, consistent with an increase in utility property balances.

Equity in earnings of unconsolidated affiliate increased by $489,478.  With the MVP in service, the Company now recognizes its share of operational earnings from the MVP, favorably adjusted for the amortization of a basis difference that arose when the Company recorded an other-than-temporary impairment of its investment in 2022, which exceeded the amount of AFUDC recognized during the prior period as construction activities were winding down at the end of the project.  See Note 5 of the consolidated financial statements for additional information related to the MVP.

Other income, net increased by $313,349 primarily due to an approximate $284,000 decrease in benefit plan costs other than service cost, coupled with an increase of approximately $68,000 in revenue sharing related to the asset management agreement, which is described in more detail in the Asset Management section.

Interest expense decreased by $54,339, or 4%, as the weighted-average interest rate on total debt decreased from 4.42% during the third quarter of fiscal 2024 to 4.12% during the third quarter of fiscal 2025.  Roanoke Gas' interest expense decreased by $45,984, or 5%, as total average debt outstanding decreased by approximately $2,671,000 associated with net payments on the Company's line-of-credit.  See Notes 6 and 7 of the consolidated financial statements for more information on the Company's debt.

Income tax expense increased by $114,413 corresponding to the increase in pre-tax income.  The effective tax rate was 23.1% for the three-month periods ended June 30, 2025 and 2024.  The effective tax rate is below the combined statutory state and federal rate due to the amortization of excess deferred taxes and tax credits.

RGC RESOURCES, INC. AND SUBSIDIARIES

Nine Months Ended June 30, 2025:

Net income increased by $1,864,235 for the nine months ended June 30, 2025, compared to the same period last year, primarily due to the implementation of higher non-gas base rates and increased natural gas deliveries, partially offset by lower WNA revenues and lower equity earnings from the MVP as the project transitioned from construction to in service, as well as lower benefit plan costs.

The tables below reflect operating revenues, volume activity and heating degree days.

	Nine Months Ended June 30,		Increase/
	2025	2024	(Decrease)	Percentage
Operating Revenues
Gas utility	$80,938,690	$71,455,564	$9,483,126	13%
Non utility	77,508	81,366	(3,858)	(5)%
Total operating revenues	$81,016,198	$71,536,930	$9,479,268	13%
Delivered Volumes
Regulated natural gas (DTH)
Residential and commercial	6,270,883	5,744,657	526,226	9%
Transportation and interruptible	3,630,280	2,835,348	794,932	28%
Total delivered volumes	9,901,163	8,580,005	1,321,158	15%
HDD	3,641	3,084	557	18%

Total operating revenues for the nine months ended June 30, 2025, compared to the same period last year, increased by approximately 13% primarily due to the implementation of a non-gas base rate increase, along with higher delivered volumes, gas costs and SAVE revenues, partially offset by a decrease in WNA revenue.  The non-gas base rate increase implemented in 2024 was the main contributing factor to an approximate $5.4 million increase in non-gas volumetric revenues.  In addition, total heating degree days increased by 18% from the same period last year, resulting in a 9% increase in the weather-sensitive residential and commercial volumes, while transportation and interruptible volumes increased 28%, primarily driven by business activity of a single, multi-fuel customer during the period.  Total gas costs also increased over the prior period primarily due to pipeline capacity charges increasing over $3.7 million as a result of higher rates and MVP capacity.  SAVE Plan revenues increased as Roanoke Gas continues to invest in qualified SAVE infrastructure projects, resulting in approximately $855,000 more revenue compared to the same period in the prior year.  WNA revenues declined approximately $2.7 million from the corresponding period last year as weather was only 4% warmer than normal during the current period compared to 20% warmer than normal during the prior period.

	Nine Months Ended June 30,
	2025	2024	Increase	Percentage
Gross Utility Margin
Gas utility revenues	$80,938,690	$71,455,564	$9,483,126	13%
Cost of gas - utility	36,581,043	30,741,090	5,839,953	19%
Gross utility margin	$44,357,647	$40,714,474	$3,643,173	9%

Gross utility margin increased over the same period last year primarily as a result of the implementation of new non-gas base rates and increases in SAVE revenues, slightly offset by the reduction in ICC revenues. The volumetric margin, net of the WNA, increased by approximately $2.7 million primarily due to the new non-gas base rates and increases in transportation and interruptible volumes.  The SAVE Plan contributed an additional $855,000 to margin, while ICC revenues decreased by approximately $145,000 due to lower cost of gas in storage.

RGC RESOURCES, INC. AND SUBSIDIARIES

The changes in the components of gas utility margin are summarized below:

	Nine Months Ended June 30,		Increase/
	2025	2024	(Decrease)
Customer base charge	$12,278,739	$12,177,584	$101,155
ICC	383,852	528,883	(145,031)
SAVE Plan	1,070,742	215,890	854,852
Volumetric	28,197,870	22,767,198	5,430,672
WNA	966,296	3,688,767	(2,722,471)
RNG	1,296,313	1,211,464	84,849
Other revenues	163,835	124,688	39,147
Total	$44,357,647	$40,714,474	$3,643,173

The tables below provide a reconciliation between gross utility margin and gross margin:

	Gas Utility	Investment in Affiliates	Consolidated Total
Nine Months Ended June 30, 2025
Operating revenues
Gas utility	$80,938,690	$—	$80,938,690
Non utility	77,508	—	77,508
Total operating revenues	81,016,198	—	81,016,198
Cost of sales
Cost of gas - utility	(36,581,043)	—	(36,581,043)
Cost of sales - non utility	(14,558)	—	(14,558)
Depreciation and amortization	(8,609,472)	—	(8,609,472)
Operations and maintenance	(14,484,248)	(115,286)	(14,599,534)
Total cost of sales	(59,689,321)	(115,286)	(59,804,607)
Gross margin (GAAP)	21,326,877	(115,286)	21,211,591
Corporate and other, net	(62,950)	—	(62,950)
Depreciation and amortization	8,609,472	—	8,609,472
Operations and maintenance	14,484,248	115,286	14,599,534
Gross utility margin (Non-GAAP)	$44,357,647	$—	$44,357,647

	Gas Utility	Investment in Affiliates	Consolidated Total
Nine Months Ended June 30, 2024
Operating revenues
Gas utility	$71,455,564	$—	$71,455,564
Non utility	81,366	—	81,366
Total operating revenues	71,536,930	—	71,536,930
Cost of sales
Cost of gas - utility	(30,741,090)	—	(30,741,090)
Cost of sales - non utility	(16,421)	—	(16,421)
Depreciation and amortization	(8,093,121)	—	(8,093,121)
Operations and maintenance	(13,772,433)	(103,296)	(13,875,729)
Corporate and other	—	—	(3,784)
Total operations and maintenance	(13,772,433)	(103,296)	(13,879,513)
Total cost of sales	(52,623,065)	(103,296)	(52,730,145)
Gross margin (GAAP)	18,913,865	(103,296)	18,806,785
Corporate and other, net	(64,945)	—	(61,161)
Depreciation and amortization	8,093,121	—	8,093,121
Operations and maintenance	13,772,433	103,296	13,875,729
Gross utility margin (Non-GAAP)	$40,714,474	$—	$40,714,474

RGC RESOURCES, INC. AND SUBSIDIARIES

Operations and maintenance expenses increased by $720,021, or 5%, from the same period last year primarily due to inflationary effects on personnel costs and contracted services, and lower capitalized overheads.  Personnel costs and contracted services increased by approximately $367,000 due to increased staffing and the inflationary impact on salaries and benefits, as well as third party services.  Total capitalized overheads declined by approximately $179,000 due to a reduction in direct construction expenditures related to Roanoke Gas capital projects compared to the same period last year and lower overheads capitalized as part of LNG due to timing of production.  Increased RNG expenses, corporate insurance premiums and bad debt expense associated with the higher accounts receivable balances accounted for much of the remaining cost increase.

Taxes other than income taxes increased by $319,622, or 16%, primarily due to higher property taxes associated with growth in utility property and increased valuations.

Depreciation expense increased by $516,351, or 6%, consistent with an increase in utility property balances.

Equity in earnings of unconsolidated affiliate decreased by $552,353, or 19%.  With the MVP in service, the Company now recognizes its share of operational earnings from the MVP, favorably adjusted for the amortization of a basis difference that arose when the Company recorded an other-than-temporary impairment of its investment in 2022.  These in-service earnings did not fully replace the amount of AFUDC recognized while construction activities were ongoing during the first eight months of fiscal 2024.  See Note 5 of the consolidated financial statements for additional information related to the MVP.

Other income, net increased by $1,040,045 primarily due to an approximate $848,000 decrease in benefit plan costs other than service cost, coupled with an increase of approximately $270,000 in revenue sharing related to the asset management agreements, which are described in more detail in the Asset Management section.

Interest expense increased by $152,980, or 3%, primarily due to higher borrowing levels, along with higher interest rates on the Company's variable-rate debt.  Total average debt outstanding during the first nine months of fiscal 2025 increased by 4% from the first nine months of fiscal 2024.  Roanoke Gas' total average debt outstanding increased by approximately $2,445,000 associated with net borrowings under the Company's line-of-credit, while Midstream's total average debt outstanding increased by approximately $2,170,000 during the period.  There were minimal fluctuations in the weighted-average interest rates between the periods. See Notes 6 and 7 of the consolidated financial statements for more information on the Company's debt.

Income tax expense increased by $555,661, or 16%, corresponding to an increase in pre-tax income.  The effective tax rate was 23.4% and 23.5% for the nine-month periods ended June 30, 2025 and 2024, respectively.  The effective tax rate is below the combined statutory state and federal rate due to the amortization of excess deferred taxes and tax credits.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Asset Management

Roanoke Gas uses a third-party asset manager to oversee its pipeline transportation, storage rights and gas supply inventories and deliveries in order to provide a secure and reliable source of natural gas to its customers.  In return for utilizing the excess capacities of the transportation and storage rights, the asset manager pays Roanoke Gas a monthly utilization fee.  In accordance with an SCC order issued in 2018, a portion of the utilization fee is retained by the Company with the balance passed through to customers through reduced gas costs.  On March 26, 2025, the Company entered into a new asset manager agreement effective April 1, 2025 and is set to expire on March 31, 2028.

Equity Investment in Mountain Valley Pipeline

The Company has a less than 1% interest in the MVP, which is accounted for as an equity investment, and a less than 1% interest in the Southgate pipeline, which is contemplated to interconnect with the MVP and accounted for under the cost method.

From inception through May 2024, earnings from the LLC were primarily attributable to AFUDC income. With the MVP in operation, the Company recognizes its share of earnings from the LLC, favorably adjusted for a basis difference between the Company's proportional share of assets and its carrying value that arose when the Company recorded an other-than-temporary impairment of its investment in 2022.  This basis difference amortization is a favorable non-cash adjustment over the operational life of the MVP, or 40 years. For the three and nine months ended June 30, 2025, the Company recorded equity in earnings of consolidated affiliate of approximately $772,000 and $2.4 million, respectively, compared to $283,000 and $3.0 million for the same periods in 2024, with the 2024 amounts being derived from AFUDC.  Midstream has received quarterly cash distributions of its share from the LLC totaling approximately $2.7 million during the first nine months of fiscal 2025 which was a return on its invested capital.  Future quarterly distributions are expected to be of a similar magnitude.  The Company is using this cash to pay interest and other expenditures related to Midstream.

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

Cash and cash equivalents increased by $1,232,704 for the nine-month period ended June 30, 2025 compared to an increase of $1,028,662 for the nine-month period ended June 30, 2024. The following table summarizes the sources and uses of cash:

	Nine Months Ended June 30,
Cash Flow Summary	2025	2024
Net cash provided by operating activities	$28,273,016	$17,056,186
Net cash used in investing activities	(15,756,669)	(16,544,262)
Net cash (used in) provided by financing activities	(11,283,643)	516,738
Increase in cash and cash equivalents	$1,232,704	$1,028,662

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

Cash flows from operating activities for the nine months ended June 30, 2025 increased by $11,216,830 compared to the same period last year. The table below summarizes the significant components of operating cash flows:

	Nine Months Ended June 30,		Increase/
Cash Flow From Operating Activities:	2025	2024	(Decrease)
Net income	$13,484,309	$11,620,074	$1,864,235
Non-cash adjustments:
Depreciation	8,609,472	8,285,761	323,711
Equity in earnings	(2,427,470)	(2,979,823)	552,353
Distribution from unconsolidated affiliate	2,658,656	—	2,658,656
Changes in working capital and regulatory assets and liabilities:
Accounts receivable	(2,033,388)	(1,323,520)	(709,868)
Gas in storage	2,407,209	3,953,984	(1,546,775)
Change in over collection of gas costs	4,104,239	1,066,611	3,037,628
Accounts payable	1,312,082	577,245	734,837
Supplier refunds	861,438	(242,685)	1,104,123
Change in accrued WNA revenues	504,562	(1,503,472)	2,008,034
Rate refund	(37,500)	(652,018)	614,518
Other	(1,170,593)	(1,745,971)	575,378
Net cash provided by operating activities	$28,273,016	$17,056,186	$11,216,830

The increase in operating cash flows is primarily due to higher net income and the cash distributions received from the LLC, along with direct impacts from weather and increased pipeline and storage capacity charges.  During the first nine months of fiscal 2025, the Company received approximately $2,659,000 in quarterly cash distributions from the LLC, which was has been accounted for as a return on its invested capital.  In addition, colder weather and increased gas costs compared to the same period last year resulted in higher accounts receivable and accounts payable balances.  Pipeline and storage capacity charges during the first nine months of fiscal 2025 increased over $3,100,000 from the same period in the prior year.  Additionally, total commodity costs increased from $3.53 per DTH in the first nine months of fiscal 2024 to $3.69 per DTH in the first nine months of fiscal 2025.  WNA revenues for the first nine months of fiscal 2025 declined by approximately $2.7 million from the same period last year corresponding to an 18% increase in the number of heating degree days between periods.  This decline in WNA receivable contributed $2.0 million in additional operating cash.  In December 2024, the Company received an approximate $890,000 supplier refund, resulting from a FERC rate case settlement, from one of the interstate pipelines that supplies the Company with natural gas.

Cash Flows Used in Investing Activities:

Investing activities primarily consist of expenditures related to Roanoke Gas' utility property, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and gas distribution system facilities and expansion of its natural gas system to meet new customer demand.  The Company is continuing its focus on SAVE infrastructure replacement projects, including the replacement of pre-1973 first generation plastic pipe.  New customer demand for natural gas continues to be steady and therefore extending the natural gas distribution system within its service territory is also a priority.  Roanoke Gas' total capital expenditures for the nine-month period ended June 30, 2025 were approximately $15.7 million compared to $16.6 million during the same period last year.  Total fiscal 2025 capital expenditures are expected to be approximately $22 million.  Midstream continues to be invested in the LLC; however, the Company did not make capital contributions in 2024 or 2025 under a prior agreement with the LLC's managing partner.  Accordingly, Midstream's ownership percentage declined during the remaining construction period of the project.  Now that the MVP is in service, Midstream will incur periodic, future capital investment related to ongoing MVP operations requirements and system improvements.  Midstream has and will continue to make capital investments in Southgate.  The targeted timing for completion of the Southgate project is 2028.

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash Flows Provided by Financing Activities:

Financing activities generally consist of borrowings and repayments under credit agreements, issuance of common stock and the payment of dividends.  Net cash flows used in financing activities were approximately $11.3 million for the nine months ended June 30, 2025, compared to $517,000 in net cash flows provided by financing activities for the same period last year.  The $11.8 million decrease in financing cash flows is primarily attributable to net payments of $6.2 million under Roanoke Gas' line-of-credit during the first nine months of fiscal 2025 compared to net borrowings of $3.3 million in the same period last year.

In addition, Resources issued a total of 74,057 shares of common stock resulting in net proceeds of approximately $1.5 million. No shares were issued through the ATM program during the first nine months of fiscal 2025.  During the same period last year, Resources issued 177,906 shares for approximately $3.5 million, including 85,501 shares through the ATM program for approximately $1.7 million, net of fees.

Management regularly evaluates the Company’s liquidity through a review of its available financing resources and its cash flows.  Resources maintains the ability to raise equity capital through its ATM program, private placement or other public offerings.  Management believes Roanoke Gas has access to sufficient financing resources to meet its cash requirements for the next year, including the line of credit and the two private shelf facilities.  Roanoke Gas may also adjust capital spending if such a need would arise.

With the MVP in service, Midstream's future cash requirements will relate to regular monthly operating expenses, debt service and capital contributions.  The Company has received three quarterly cash distributions from MVP totaling approximately $2.7 million during the first nine months of fiscal 2025, and going forward should receive similar distributions quarterly.  Subsequent to the end of the quarter, the Company entered into a firm letter of commitment with two banks for long-term structures related to the debt that supports its investment in Midstream as discussed more fully in Note 7.  Under the letter of commitment, Midstream will enter into a new loan with a seven-year term bearing an interest rate of SOFR plus 1.55%. In addition to interest, Midstream will repay principal based on a schedule aligned with the MVP shipper contracts, which expire in June 2044 and will approximate $2.8 million annually.  With these firm commitments, the Company has classified all debt related to Midstream as long-term except for $2.5 million of principal amortization expected in the coming 12 months.  Covenants on these facilities are similar to the existing arrangements.  The Company expects to consummate the arrangement in the fourth quarter of fiscal 2025.

The Company believes this new debt structure in conjunction with cash distributions from MVP and support from RGC Resources, as needed, will enable Midstream to satisfy all of its obligations, including amortization, while the LLC works to increase cash flows.  The Company believes this will enhance the value of the Company's investment.

As of June 30, 2025, Resources' long-term capitalization ratio was 45% equity and 55% debt.

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

Through June 30, 2025, the Company has evaluated, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

On April 1, 2025, the Company implemented a new enterprise resource planning (“ERP”) system, which replaced the existing ERP system, to improve the efficiency of certain financial and related transactional processes; this system did not replace the system of record for revenue transactions with customers.  In connection with this implementation, the Company has enhanced its processes and procedures, which has resulted in changes to internal control over financial reporting, to align with the upgraded system functionality.  The Company will continue to monitor and evaluate the operating effectiveness of the related controls during subsequent periods.

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls.  Except for the implementation of the new ERP system, there were no other changes in internal control over financial reporting that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RGC Resources, Inc.

Date: August 12, 2025	By:	/s/ Timothy J. Mulvaney
Timothy J. Mulvaney
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)