Form 10-Q
period 2025-12-31
RGC RESOURCES INC
filed 2026-02-09
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2026
Common Stock, $5 Par Value	10,394,487

INDEX

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

ARP

Alternative Revenue Program, regulatory or rate recovery mechanisms approved by the SCC that allow for the adjustment of revenues for certain broad, external factors, or for additional billings if the entity achieves certain performance targets

ASC	Accounting Standards Codification

ASU	Accounting Standards Update as issued by the FASB

ATM	At-the-market program whereby a Company can incrementally offer common stock through a broker at prevailing market prices and on an as-needed basis

Boost	Mountain Valley Pipeline, LLC's Boost project, which is a project to add compression on the MVP mainline to enable 600,000 additional DTHs of daily capacity

CODM	Chief Operating Decision Maker

Company	RGC Resources, Inc. or Roanoke Gas Company

CPCN	Certificate of Public Convenience and Necessity

DRIP	Dividend Reinvestment and Stock Purchase Plan of RGC Resources, Inc.

DTH	Decatherm (a measure of energy used primarily to measure natural gas)

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act of 1974

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

HDD	Heating degree day, a measurement designed to quantify the demand for energy. It is the number of degrees that a day’s average temperature falls below 65 degrees Fahrenheit

ICC	Inventory carrying cost revenue, an SCC approved rate structure that mitigates the impact of financing costs on natural gas inventory

IRS	Internal Revenue Service

KEYSOP	RGC Resources, Inc. Key Employee Stock Option Plan

LDI	Liability Driven Investment approach, a strategy which reduces the volatility in the pension plan's funded status and expense by matching the duration of the fixed income investments with the duration of the corresponding pension liabilities

LLC	Mountain Valley Pipeline, L.L.C., a joint venture established to design, construct and operate the Mountain Valley Pipeline, MVP Southgate and MVP Boost

LNG	Liquefied natural gas, the cryogenic liquid form of natural gas. Roanoke Gas operates and maintains a plant capable of producing and storing up to 200,000 DTH of liquefied natural gas

MGP	Manufactured gas plant

Midstream	RGC Midstream, L.L.C., a wholly-owned subsidiary of Resources created to invest in pipeline projects including the MVP and Southgate

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

SCC	Virginia State Corporation Commission, the regulatory body with oversight responsibilities of the utility operations of Roanoke Gas

SEC	U.S. Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

Southgate	Mountain Valley Pipeline, LLC’s Southgate project, which is constructing a FERC-regulated natural gas pipeline from the MVP in south central Virginia to North Carolina

S&P 500 Index	Standard & Poor’s 500 Stock Index

WNA	Weather Normalization Adjustment, an ARP mechanism which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average

Some of the terms above may not be included in this filing

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2025	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,656,034	$2,320,369
Accounts receivable (less allowance for credit losses of $369,678 and $142,911, respectively)	16,307,749	4,836,982
Inventories	2,007,181	2,018,316
Gas in storage	7,040,806	8,097,586
Prepaid income taxes	—	1,618,560
Regulatory assets	1,267,338	2,582,838
Interest rate swaps	720,795	828,573
Other	2,189,001	1,015,967
Total current assets	32,188,904	23,319,191
UTILITY PROPERTY:
In service	370,683,891	366,843,353
Accumulated depreciation and amortization	(102,249,010)	(100,131,084)
In service, net	268,434,881	266,712,269
Construction work in progress	8,600,102	8,201,314
Utility property, net	277,034,983	274,913,583
OTHER NON-CURRENT ASSETS:
Regulatory assets	3,275,827	3,315,082
Investment in unconsolidated affiliates	21,340,164	20,723,697
Benefit plan assets	5,976,239	5,935,885
Deferred income taxes	305,978	617,390
Interest rate swaps	356,503	421,511
Other	565,135	593,227
Total other non-current assets	31,819,846	31,606,792
TOTAL ASSETS	$341,043,733	$329,839,566

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2025	2025
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$17,846,018	$2,846,018
Dividends payable	2,260,801	2,145,558
Accounts payable	9,352,455	7,085,817
Customer credit balances	1,753,729	1,891,161
Income taxes payable	73,117	—
Customer deposits	1,842,355	1,537,311
Accrued expenses	3,245,819	5,312,204
Interest rate swaps	31,189	57,144
Regulatory liabilities	3,662,784	1,638,911
Other	31,234	25,600
Total current liabilities	40,099,501	22,539,724
LONG-TERM DEBT:
Line-of-credit	19,288,915	11,916,760
Notes payable	119,089,587	134,258,197
Unamortized debt issuance costs	(381,050)	(405,794)
Long-term debt, net	137,997,452	145,769,163
DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
Asset retirement obligations	11,777,382	11,640,435
Regulatory cost of retirement obligations	16,170,833	15,869,691
Benefit plan liabilities	213,478	201,194
Deferred income taxes	3,173,020	2,277,550
Interest rate swaps	208,729	298,016
Regulatory liabilities	14,655,347	17,371,430
Other	316,516	319,573
Total deferred credits and other non-current liabilities	46,515,305	47,977,889
STOCKHOLDERS’ EQUITY:
Common stock, $5 par; authorized 20,000,000 shares; issued and outstanding 10,357,800 and 10,338,308 shares, respectively	51,789,000	51,691,540
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	49,597,564	49,311,486
Retained earnings	14,910,096	12,288,032
Accumulated other comprehensive income	134,815	261,732
Total stockholders’ equity	116,431,475	113,552,790
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$341,043,733	$329,839,566

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
	2025	2024
OPERATING REVENUES:
Gas utility	$30,235,141	$27,263,204
Non utility	25,327	26,282
Total operating revenues	30,260,468	27,289,486
OPERATING EXPENSES:
Cost of gas - utility	14,581,615	11,702,709
Cost of sales - non utility	4,872	4,349
Operations and maintenance	5,222,481	4,688,671
Taxes other than income taxes	830,058	722,376
Depreciation and amortization	3,071,105	2,843,360
Total operating expenses	23,710,131	19,961,465
OPERATING INCOME	6,550,337	7,328,021
Equity in earnings of unconsolidated affiliates	827,070	854,213
Other income, net	504,989	473,336
Interest expense	1,671,150	1,779,930
INCOME BEFORE INCOME TAXES	6,211,246	6,875,640
INCOME TAX EXPENSE	1,328,381	1,605,951
NET INCOME	$4,882,865	$5,269,689
BASIC EARNINGS PER COMMON SHARE	$0.48	$0.51
DILUTED EARNINGS PER COMMON SHARE	$0.47	$0.51

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
	2025	2024
NET INCOME	$4,882,865	$5,269,689
Other comprehensive income (loss), net of tax:
Interest rate swaps	(121,103)	230,135
Defined benefit plans	(5,814)	(7,707)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(126,917)	222,428
COMPREHENSIVE INCOME	$4,755,948	$5,492,117

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Three Months Ended December 31, 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2025	$51,691,540	$49,311,486	$12,288,032	$261,732	$113,552,790
Net income	—	—	4,882,865	—	4,882,865
Other comprehensive loss	—	—	—	(126,917)	(126,917)
Cash dividends declared ($0.2175 per share)	—	—	(2,260,801)	—	(2,260,801)
Net issuance of common stock (19,492 shares)	97,460	286,078	—	—	383,538
Balance - December 31, 2025	$51,789,000	$49,597,564	$14,910,096	$134,815	$116,431,475

	Three Months Ended December 31, 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2024	$51,249,495	$47,988,270	$7,572,439	$1,326,571	$108,136,775
Net income	—	—	5,269,689	—	5,269,689
Other comprehensive income	—	—	—	222,428	222,428
Cash dividends declared ($0.2075 per share)	—	—	(2,136,620)	—	(2,136,620)
Net issuance of common stock (14,792 shares)	73,960	194,857	—	—	268,817
Balance - December 31, 2024	$51,323,455	$48,183,127	$10,705,508	$1,548,999	$111,761,089

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,882,865	$5,269,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,071,105	2,843,360
Cost of retirement of utility property	(198,684)	(109,895)
Stock-based compensation	112,734	116,613
Equity in earnings of unconsolidated affiliates	(827,070)	(854,213)
Distribution from unconsolidated affiliate	753,496	801,816
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(6,714,586)	(7,240,180)
Net cash provided by operating activities	1,079,860	827,190
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility property	(5,643,552)	(5,748,177)
Investment in unconsolidated affiliates	(542,893)	(17,738)
Proceeds from disposal of utility property	725	14,452
Net cash used in investing activities	(6,185,720)	(5,751,463)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	542,894	420,000
Repayments of notes payable	(711,504)	(380,000)
Borrowings under line-of-credit	16,154,794	14,486,406
Repayments under line-of-credit	(8,782,639)	(6,616,486)
Proceeds from issuance of stock	383,538	268,817
Cash dividends paid	(2,145,558)	(2,050,286)
Net cash provided by financing activities	5,441,525	6,128,451
NET INCREASE IN CASH AND CASH EQUIVALENTS	335,665	1,204,178
BEGINNING CASH AND CASH EQUIVALENTS	2,320,369	894,185
ENDING CASH AND CASH EQUIVALENTS	$2,656,034	$2,098,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,898,636	$2,024,144

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present Resources' financial position as of December 31, 2025, cash flows for the three months ended December 31, 2025 and 2024, and the results of its operations, comprehensive income, and changes in stockholders' equity for the three months ended December 31, 2025 and 2024. The results of operations for the three months ended December 31, 2025 are not indicative of the results to be expected for the fiscal year ending September 30, 2026 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

The unaudited condensed consolidated financial statements and related notes are presented under the rules and regulations of the SEC. Pursuant to those rules, certain information and note disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted.  Although the Company believes that the disclosures are adequate, the unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the financial statements and notes contained in the Company’s Form 10-K for the year ended September 30, 2025. The September 30, 2025 consolidated balance sheet was included in the Company’s audited financial statements included in Form 10-K.

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements contained in the Company's Form 10-K for the year ended  September 30, 2025.

Certain amounts previously disclosed have been reclassified to conform to current year presentations.

Recently Issued or Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance requires that on an annual basis public business entities disclose specific categories in the rate reconciliation table and provide additional information for reconciling items that meet a quantitative threshold (items equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory rate). The required disclosures will provide more granularity regarding the payment of income taxes to federal, state and foreign entities. The Company does not expect certain requirements of this ASU to have a significant impact to its current disclosures as all of its operations are domestic and reside in two states. Changes to the rate reconciliation table will result in additional disclosure. The new guidance is effective for the Company for annual periods beginning October 1, 2025. The new guidance is effective for the Company this fiscal year end.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The new guidance clarifies certain aspects of hedge accounting and addresses several incremental issues arising from the global reference rate reform initiative. The amendments expand the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge by changing the requirement to designate a group of individual forecasted transactions. The new guidance is effective for the Company for annual periods beginning October 1, 2027. The Company is currently assessing the impacts of the new guidance on its financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The new guidance makes targeted improvements to interim reporting disclosures, clarifying when guidance is applicable. A new principle was added to require entities to disclose material events that have occurred since the end of the last annual reporting period. The new guidance is effective for the Company for interim periods within fiscal year beginning October 1, 2028. The Company is currently assessing the impacts of the new guidance on its interim disclosures.

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

The following tables summarize revenue by customer, product and income statement classification:

	Three Months Ended December 31, 2025			Three Months Ended December 31, 2024
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$18,228,002	$—	$18,228,002	$15,821,884	$—	$15,821,884
Commercial	10,543,429	—	10,543,429	9,244,995	—	9,244,995
Transportation and interruptible	1,515,581	—	1,515,581	1,505,703	—	1,505,703
Other	267,281	25,327	292,608	245,811	26,282	272,093
Total contracts with customers	30,554,293	25,327	30,579,620	26,818,393	26,282	26,844,675
Alternative revenue programs	(319,152)	—	(319,152)	444,811	—	444,811
Total operating revenues	$30,235,141	$25,327	$30,260,468	$27,263,204	$26,282	$27,289,486

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

Customer accounts receivable and liabilities

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The asset and liability balances associated with customers are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable(1)	Unbilled revenue(1)	Customer credit balances	Customer deposits
Balance at September 30, 2025	$3,354,154	$1,373,512	$1,891,161	$1,537,311
Balance at December 31, 2025	8,829,688	7,420,721	1,753,729	1,842,355
Increase (decrease)	$5,475,534	$6,047,209	$(137,432)	$305,044

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The accounting policies of the reported segments are the same as those described in Note 1 to the consolidated financial statements contained in the Company's Form 10-K for the year ended  September 30, 2025.  Information is routinely presented to the CODM, the Company's President and Chief Executive Officer, in a manner that makes significant elements of profitability and cash flows of each segment easily discernible.  The CODM evaluates the performance of the reportable segments based on the Gas Utility's operating income (loss) and the Investment in Affiliates' equity in earnings, as well as cash flows, and uses these measures to evaluate segment performance and allocate resources, primarily during the annual budget and forecasting processes.  The CODM regularly reviews variances between budgeted and actual results in assessing earnings, operational performance, and allocating resources including personnel and capital allocations that affect each reportable segment.  When the CODM reviews balance sheet information, it is at the consolidated level.  Intersegment transactions are recorded at cost.

Information related to the Company's segments are provided below:

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended December 31, 2025
Operating revenues	$30,235,141	$—	$30,235,141
Corporate and other	—	—	25,327
Total revenues	30,235,141	—	30,260,468
Cost of gas - utility	14,581,615	—	14,581,615
Operations and maintenance	5,183,624	38,857	5,222,481
Taxes other than income taxes	829,440	618	830,058
Depreciation and amortization	3,071,105	—	3,071,105
Corporate and other	—	—	4,872
Total operating income (loss)	6,569,357	(39,475)	6,550,337
Equity in earnings	—	827,070	827,070
Interest expense	1,044,907	626,243	1,671,150
Income before income taxes	6,010,484	180,307	6,190,791
Corporate and other	—	—	20,455
Total income before income taxes	$6,010,484	$180,307	$6,211,246

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended December 31, 2024
Operating revenues	$27,263,204	$—	$27,263,204
Corporate and other	—	—	26,282
Total revenues	27,263,204	—	27,289,486
Cost of gas - utility	11,702,709	—	11,702,709
Operations and maintenance	4,653,956	34,715	4,688,671
Taxes other than income taxes	721,903	473	722,376
Depreciation and amortization	2,843,360	—	2,843,360
Corporate and other	—	—	4,349
Total operating income (loss)	7,341,276	(35,188)	7,328,021
Equity in earnings	—	854,213	854,213
Interest expense	1,032,409	747,521	1,779,930
Income before income taxes	6,781,658	72,049	6,853,707
Corporate and other	—	—	21,933
Total income before income taxes	$6,781,658	$72,049	$6,875,640

RGC RESOURCES, INC. AND SUBSIDIARIES

	Gas Utility	Investment in Affiliates	Consolidated Total
As of December 31, 2025:
Assets	$305,806,756	$22,319,815	$328,126,571
Corporate and other	—	—	12,917,162
Total assets	305,806,756	22,319,815	341,043,733
Gross additions to utility property	5,643,552	—	5,643,552
Gross investment in affiliates	$—	$542,893	$542,893

	Gas Utility	Investment in Affiliates	Consolidated Total
As of September 30, 2025:
Assets	$291,571,159	$21,679,154	$313,250,313
Corporate and other	—	—	16,589,253
Total assets	291,571,159	21,679,154	329,839,566
Gross additions to utility property	20,730,140	—	20,730,140
Gross investment in affiliates	$—	$76,385	$76,385

4.	Rates and Regulatory Matters

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

On December 2, 2025, the Company filed for an expedited rate application with the SCC to increase non-gas base rates by $4.3 million annually.  Pursuant to the Commission’s December 29, 2025 Order for Notice and Comment, the new base rates went into effect for services rendered on or after January 1, 2026, subject to refund.  The SCC's review of Roanoke Gas' filing is underway and a hearing has been set for July 15, 2026.  Based on the procedural schedule established in the Commission’s Order, the Company expects final resolution of the case in the first quarter of fiscal 2027.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

5.	Other Investments

Midstream has invested less than 1% in the equity interests of the LLC that owns and operates the MVP, Southgate and Boost.  The Company accounts for its interest in the LLC under the equity method of accounting given the LLC maintains specific ownership accounts for each investor, and also considering the Company's rights under the LLC management agreement and the Company's involvement as a stakeholder of the MVP.  The Company has been using the equity method since the inception of its investment in fiscal 2016.

The Company participates in the earnings of the LLC proportionate to its level of investment, favorably adjusted for a basis difference between the Company's capital account and its carrying value that arose when the Company recorded an other-than-temporary impairment of its investment in 2022.  This basis difference amortization is a favorable non-cash adjustment to income over the book life of the MVP, which is 40 years.  The Company's share of earnings from the LLC and the basis difference amortization are presented under equity in earnings of unconsolidated affiliates on the condensed consolidated statements of income.  The Company received a quarterly cash distribution of approximately $753,000 and $800,000 from the LLC during the first quarter of fiscal 2026 and 2025, respectively, and expects future quarterly distributions to be of a similar magnitude to those received to date.

Midstream assesses the value of its investment in the LLC on at least a quarterly basis, and no impairment indicators were identified in fiscal 2026 or 2025.

Investment balances of combined MVP, including Southgate and Boost, as of December 31, 2025 and  September 30, 2025, are reflected in the table below:

Balance Sheet location:	December 31, 2025	September 30, 2025
Other Assets:
MVP	$20,601,416	$20,538,437
Southgate	219,625	185,260
Boost	519,123	—
Investment in unconsolidated affiliates	$21,340,164	$20,723,697

The change in the investment in unconsolidated affiliates is provided below:

	Three Months Ended December 31,
	2025	2024
Cash investment	$542,893	$17,738
Change in accrued capital calls	—	6,629
Equity in earnings of unconsolidated affiliates	827,070	854,213
Distribution from unconsolidated affiliate	(753,496)	(801,816)
Change in investment in unconsolidated affiliates	$616,467	$76,764

RGC RESOURCES, INC. AND SUBSIDIARIES

Summary combined unaudited financial statements of MVP, Southgate and Boost are presented below.

	Income Statements
	Three Months Ended December 31,
	2025	2024
Revenue	$141,834,527	$140,057,960
Operating expenses	(74,369,073)	(69,977,209)
AFUDC	3,259,126	26,478
Other income, net	954,533	1,851,060
Net income	$71,679,113	$71,958,289

	Balance Sheets
	December 31, 2025	September 30, 2025
Assets:
Current assets	$131,508,636	$173,283,635
Construction work in progress	130,245,187	—
Property, plant and equipment, net	9,411,694,375	9,418,928,665
Other assets	40,715,805	1,789,092
Total assets	$9,714,164,003	$9,594,001,392

Liabilities and Equity:
Current liabilities	$27,514,903	$40,148,017
Noncurrent liabilities	4,629,199	1,084,072
Capital	9,682,019,901	9,552,769,303
Total liabilities and equity	$9,714,164,003	$9,594,001,392

6.	Line of Credit

The Company had been operating with a line-of-credit in the principal amount of $25 million that it renewed annually each  March.  On March 31, 2025, Roanoke Gas amended its line-of-credit to increase the principal amount to $30 million and extend the maturity date to March 31, 2027.  The line-of-credit's variable interest rate is based upon Term SOFR plus 1.25% and provides for multiple tier borrowing limits to accommodate seasonal borrowing demands.  The Company's total available borrowing limits during the term of the line-of-credit range from $20 million to $30 million.  As of December 31, 2025, the Company had an outstanding balance of $19,288,915 under the line-of-credit.

RGC RESOURCES, INC. AND SUBSIDIARIES

7.	Long-Term Debt

Long-term debt consists of the following:

	December 31, 2025		September 30, 2025
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior note payable at 4.26%, due September 18, 2034	$30,500,000	$84,473	$30,500,000	$86,887
Unsecured term note payable at 3.58%, due October 2, 2027	8,000,000	8,428	8,000,000	9,632
Unsecured term note payable at 4.41%, due March 28, 2031	10,000,000	16,446	10,000,000	17,229
Unsecured term note payable at 3.60%, due December 6, 2029	10,000,000	14,091	10,000,000	14,971
Unsecured term note payable at 30-day SOFR plus 1.20%, due August 20, 2026 (swap rate at 2.00%)	15,000,000	—	15,000,000	—
Unsecured term note payable at Term SOFR plus 1.00%, due October 1, 2028 (swap rate at 2.49%)	10,000,000	20,526	10,000,000	22,612
Midstream:
Unsecured term note payable at Term SOFR plus 1.55%, due September 5, 2032 ($14M swap rate at 3.24%, $3.6M swap rate at 2.443%, and $20.5M swap rate at 5.061%)	38,087,611	159,453	38,600,000	171,362
Unsecured term note payable at Term SOFR plus 1.55%, due September 5, 2032 (swap rate at 5.061%)	14,800,885	61,963	15,000,000	66,592
Revolving credit facility at Term SOFR plus 1.75%, due September 5, 2030 ("Southgate")	27,985	5,271	4,215	5,553
Revolving credit facility at Term SOFR plus 1.75%, due September 5, 2030 ("Boost")	519,124	10,399	—	10,956
Total long-term debt	136,935,605	381,050	137,104,215	405,794
Less: current maturities of long-term debt	(17,846,018)	—	(2,846,018)	—
Total long-term debt, net current maturities	$119,089,587	$381,050	$134,258,197	$405,794

On September 5, 2025, Midstream established new amortizing Term Notes with two banks in the initial amounts of $38.6 million and $15 million, which refinanced and replaced all of Midstream's outstanding debt.  The interest rate on the new Term Notes is one month Term SOFR plus 1.55% with interest payable monthly.  The Term Notes also included a 0.3% origination fee and 0.1% annual fee.  Quarterly principal payments will be due each October, January, April and July, and repayment terms are based on a schedule aligned with the terms of the MVP shipper agreements, which expire June 2044.  The Term Notes mature on September 5, 2032.  Also, on September 5, 2025, Midstream executed two interest rate swap agreements initially totaling $35.6 million, which corresponds to the term and draw provisions of the Term Note agreement and effectively converts that portion of the variable rate note to a fixed rate instrument with an effective annual interest rate of 5.061%.  The two existing interest rate swaps will remain in place, have been redesignated, and when combined with the new interest rate swap agreements, hedged Midstream's unsecured notes.

Additionally, on September 5, 2025, Midstream entered into a Loan Agreement for the MVP Southgate extension and MVP Boost expansion that can be drawn to principal amounts of $1.85 million and $3.65 million, respectively, (the "Notes").  The Notes bear an interest rate of Term SOFR plus 1.75% subject to adjustment to Term SOFR plus 1.55% upon meeting certain milestones.  The Notes mature on September 5, 2030, at which time the outstanding principal balance on each note is due.  The Loan Agreement included a 0.25% origination fee.

Debt issuance costs are amortized over the life of the related debt. As of December 31, 2025 and  September 30, 2025, the Company also had an unamortized loss on the early retirement of debt of $999,138 and $1,027,684, respectively, which has been deferred as a regulatory asset and is being amortized over a 20-year period.

RGC RESOURCES, INC. AND SUBSIDIARIES

All debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization.  All of the debt agreements provide for Priority Indebtedness (defined in the debt agreements) to not exceed 15% of consolidated total assets.  The $15 million, $10 million, $53.6 million, $1.85 million and $3.65 million notes have an interest coverage ratio requirement of not less than 1.5 to 1, which excludes the effect of the non-cash impairments on the LLC investments up to the total investment as of December 31, 2021.  The Company was in compliance with all debt covenants as of  December 31, 2025 and September 30, 2025.

8.	Derivatives and Hedging

The Company’s hedging and derivative policy allows management to enter into derivatives for the purpose of managing the commodity and financial market risks of its business operations, including the price of natural gas and the cost of borrowed funds.  This policy specifically prohibits the use of derivatives for speculative purposes.

The Company has six interest rate swaps associated with certain of its variable rate debt as of December 31, 2025.  Roanoke Gas has two variable-rate term notes in the amounts of $15 million and $10 million, with corresponding swap agreements to effectively convert the variable interest rates into fixed rates of 2.00% and 2.49%, respectively.  Midstream has four swap agreements in the amounts of $14 million, $3.6 million, $20.5 million, and $14.8 million, corresponding to the $38.1 million and $14.8 million variable rate term notes.  The swap agreements convert the notes into fixed rate instruments with effective interest rates of 3.24%, 2.443%, 5.061% and 5.061%, respectively.  The swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income.  No portion of the swaps were deemed ineffective during the periods presented.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy:

	Fair Value Measurements - December 31, 2025
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps - current	$720,795	$—	$720,795	$—
Interest rate swaps - noncurrent	356,503	—	356,503	—
Total	$1,077,298	$—	$1,077,298	$—

Liabilities:
Natural gas purchases	$1,372,487	$—	$1,372,487	$—
Interest rate swaps - current	31,189	—	31,189	—
Interest rate swaps - noncurrent	208,729	—	208,729	—
Total	$1,612,405	$—	$1,612,405	$—

	Fair Value Measurements - September 30, 2025
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps - current	$828,573	$—	$828,573	$—
Interest rate swaps - noncurrent	421,511	—	421,511	—
Total	$1,250,084	$—	$1,250,084	$—

Liabilities:
Natural gas purchases	$135,863	$—	$135,863	$—
Interest rate swaps - current	57,144	—	57,144	—
Interest rate swaps - noncurrent	298,016	—	298,016	—
Total	$491,023	$—	$491,023	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models that can include observable quoted market interest rates and interest rate futures as well as certain assumptions regarding past, present and future market conditions.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases.  Payments are made based on a predetermined monthly volume with the price based on weighted average first of the month index prices corresponding to the month of the scheduled payment.  At December 31, 2025 and September 30, 2025, the Company had recorded in accounts payable the estimated fair value of the liability valued at the corresponding first of month index prices for which the liability is expected to be settled.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements:

	Fair Value Measurements - December 31, 2025
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$17,846,018	$—	$—	$17,846,018
Notes payable	119,089,588	—	—	116,140,744
Total	$136,935,606	$—	$—	$133,986,762

	Fair Value Measurements - September 30, 2025
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$2,846,018	$—	$—	$2,846,018
Notes payable	134,258,197	—	—	131,605,756
Total	$137,104,215	$—	$—	$134,451,774

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying treasury rate or other treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments.  Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions.  Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries.  No individual customer amounted to more than 5% of total accounts receivable at  December 31, 2025 and  September 30, 2025.  The Company maintains certain credit standards with its customers and requires a customer deposit, if warranted.

10.	Earnings Per Share

Basic EPS for the three months ended December 31, 2025 and 2024 was calculated by dividing net income by the weighted-average common shares outstanding during the period less unvested nonemployee restricted stock issued to outside directors under the RSPD.  Diluted EPS was calculated by dividing net income by the weighted-average common shares outstanding during the period plus potential dilutive common shares.  Potential dilutive common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. The computation of diluted EPS for the three months ended December 31, 2025 and 2024 excludes potentially dilutive shares of 1,670 and 2,117, respectively, because to include them would be antidilutive for the periods. However, these shares could potentially dilute EPS in the future.

RGC RESOURCES, INC. AND SUBSIDIARIES

A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended December 31,
	2025	2024
Net income	$4,882,865	$5,269,689
Weighted-average common shares	10,219,791	10,259,717
Effect of potentially dilutive securities	134,075	4,280
Diluted average common shares	10,353,866	10,263,997
Earnings per share of common stock:
Basic	$0.48	$0.51
Diluted	$0.47	$0.51

11.	Other Comprehensive Income (Loss)

A summary of other comprehensive income and loss is provided below:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Three Months Ended December 31, 2025
Interest rate swaps:
Unrealized gains	$177,538	$(45,699)	$131,839
Transfer of realized gains to interest expense	(340,616)	87,674	(252,942)
Net interest rate swaps	(163,078)	41,975	(121,103)
Defined benefit plans:
Amortization of net actuarial gains	(7,829)	2,015	(5,814)
Other comprehensive loss	$(170,907)	$43,990	$(126,917)
Three Months Ended December 31, 2024
Interest rate swaps:
Unrealized gains	$694,177	$(178,681)	$515,496
Transfer of realized gains to interest expense	(384,273)	98,912	(285,361)
Net interest rate swaps	309,904	(79,769)	230,135
Defined benefit plans:
Amortization of net actuarial gains	(10,378)	2,671	(7,707)
Other comprehensive income	$299,526	$(77,098)	$222,428

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

Reconciliation of Accumulated Other Comprehensive Income

			Accumulated
			Other
	Interest Rate	Defined Benefit	Comprehensive
	Swaps	Plans	Income (Loss)
Balance at September 30, 2025	$664,568	$(402,836)	$261,732
Other comprehensive loss	(121,103)	(5,814)	(126,917)
Balance at December 31, 2025	$543,465	$(408,650)	$134,815

RGC RESOURCES, INC. AND SUBSIDIARIES

12.	Income Taxes

The effective tax rates for the three-month periods ended December 31, 2025 and 2024 reflected in the table below are less than the combined federal and state statutory rate of 25.74%.  The reduction to the effective tax rates is due to additional tax deductions from the amortization of excess deferred taxes and amortization of RNG tax credits deferred as a regulatory liability.  Additionally, recognition of amortization of R&D tax credits deferred as a regulatory liability contributed to a further reduced effective tax rate during the three-month period ended December 31, 2025.

	Three Months Ended December 31,
	2025	2024
Effective tax rate	21.4%	23.4%

During September 2025, the Company participated in the IRS Fast Track Settlement (FTS), which is a process that provides the IRS and taxpayers an opportunity to resolve disputes with an appeals official using mediation skills and settlement authority.  The IRS and Company agreed on a settlement equal to 40% of the R&D tax credits claimed for fiscal 2018 and 2019, the two years under examination. The Company has received approval from the SCC to refund the settled R&D tax credits, net of related fees, to customers over a 4-month period from January 2026 to April 2026.

ASC 740 provides for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recognized in the financial statements.  As a result of the FTS, the Company reduced the reserve for unrecognized tax benefits of $273,936 to $0 as of September 30, 2025. The Company evaluated its tax positions for the three months ended December 31, 2025 and has not identified any significant uncertain tax positions.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory assets included in the Company’s accompanying balance sheets are as follows:

	December 31, 2025	September 30, 2025
Assets:
Current Assets:
Regulatory assets:
Accrued WNA revenues	$184,555	$504,003
Under-recovery of gas costs	—	750,295
Under-recovery of RNG revenues	871,568	1,019,821
Under-recovery of SAVE Plan revenues	175,473	265,317
Accrued pension	22,980	30,640
Other deferred expenses	12,762	12,762
Total current	1,267,338	2,582,838
Other Non-Current Assets:
Regulatory assets:
Premium on early retirement of debt	999,138	1,027,684
Accrued pension	2,168,902	2,168,902
Other deferred expenses	107,787	118,496
Total non-current	3,275,827	3,315,082

Total regulatory assets	$4,543,165	$5,897,920

Regulatory liabilities included in the Company’s accompanying balance sheets are as follows:

	December 31, 2025	September 30, 2025
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Over-recovery of gas costs	$89,322	$—
Deferred income taxes	1,693,680	591,764
Supplier refunds	1,761,596	889,564
Other deferred liabilities	118,186	157,583
Total current	3,662,784	1,638,911
Deferred Credits and Other Non-Current Liabilities:
Regulatory cost of retirement obligations	16,170,833	15,869,691
Regulatory liabilities:
Deferred income taxes	10,933,636	13,649,719
Deferred postretirement medical	3,721,711	3,721,711
Total non-current	30,826,180	33,241,121

Total regulatory liabilities	$34,488,964	$34,880,032

As of December 31, 2025 and September 30, 2025, the Company had regulatory assets in the amount of $4,543,165 and $5,897,920, respectively, on which the Company did not earn a return during the recovery period.

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

	Three Months Ended December 31,
	2025	2024
Components of net periodic pension cost:
Service cost	$92,967	$96,858
Interest cost	380,324	352,602
Expected return on plan assets	(427,888)	(375,976)
Recognized loss	10,943	14,857
Net periodic pension cost	$56,346	$88,341

	Three Months Ended December 31,
	2025	2024
Components of postretirement benefit cost:
Service cost	$—	$1,095
Interest cost	130,327	126,856
Expected return on plan assets	(216,083)	(182,430)
Recognized gain	(50,507)	(58,153)
Net postretirement benefit cost (income)	$(136,263)	$(112,632)

The components of net periodic benefit cost, excluding the service cost component, are included in other income, net in the condensed consolidated statements of income.  Service cost is included in operations and maintenance expense in the condensed consolidated statements of income.

No funding contributions were made to the pension plan or postretirement plan for the periods presented in the tables above.  The Company is not currently planning to make any funding contributions to either plan for the remainder of fiscal 2026.

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

Other information related to leases were as follows:

	Three Months Ended December 31,
	2025	2024
Supplemental Cash Flow Information:
Cash paid on operating leases	$19,200	$5,500
Right of use obtained in exchange for operating lease obligations	17,039	N/A
Weighted-average remaining term (in years)	15.0	17.3
Weighted-average discount rate	5.65%	5.65%

On December 31, 2025, the future minimum rental payments under non-cancelable operating leases by fiscal year were as follows:

2026	$38,068
2027	49,238
2028	45,600
2029	26,400
2030	26,400
Thereafter	316,800
Total minimum lease payments	502,506
Less imputed interest	(154,756)
Total	$347,750

17.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued.  Due to the extended and extreme cold weather experienced across the eastern half of the United States, natural gas prices spiked from less than $4 per DTH to well over $30 per DTH at the end of January, resulting in an $8 million to $10 million under collection.  These amounts are anticipated to be collected from customers over the ensuing 12 to 18 months through the PGA.  There were no other items not otherwise disclosed which would have materially impacted the Company’s condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, Resources may announce or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects and closures, investments, inflation, ratemaking, debt refinancing, technological developments, new products, research and development activities, operational impacts and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2025 Annual Report on Form 10-K.  These factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “target,” “expect,” “objective,” “projection,” “potential,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could,” “may,” or “might” are intended to identify forward-looking statements.

Forward-looking statements reflect the Company’s current expectations only as of the date they are made.  The Company assumes no duty to update these statements should expectations change or actual results differ from current expectations except as required by applicable laws and regulations.

The three-month earnings presented herein should not be considered as reflective of the Company’s consolidated financial results for the fiscal year ending September 30, 2026.  The total revenues and margins realized during the first three months reflect higher billings due to the weather-sensitive nature of the natural gas business.

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

On December 2, 2025, the Company filed for an expedited rate application with the SCC to increase non-gas base rates by $4.3 million annually.  Pursuant to the Commission’s December 29, 2025 Order for Notice and Comment, the new base rates went into effect for services rendered on or after January 1, 2026, subject to refund.  The SCC's review of Roanoke Gas' filing is underway and a hearing has been set for July 15, 2026.  Based on the procedural schedule established in the Commission’s Order, the Company anticipates final resolution of the case in the first quarter of fiscal 2027.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

The SAVE Plan and Rider provides the Company with a mechanism through which it recovers costs related to qualified SAVE infrastructure investments on a prospective basis, until a rate application is filed incorporating these investments in non-gas base rates.  Roanoke Gas filed and received approval from the SCC for an updated annual SAVE Rider rate which became effective October 1, 2025.  As a result of the updated SAVE Rider, SAVE Plan revenues increased by approximately $271,000 for the three-month period ended December 31, 2025 compared to the same period last year.  The updated SAVE Rider is expected to result in approximately $2.61 million of annualized SAVE-related revenues during fiscal 2026.  Additional information regarding the SAVE Plan and Rider is provided in Note 4 of the condensed consolidated financial statements.

The WNA mechanism reduces the volatility in earnings due to the variability in temperatures during the heating season.  The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when weather is colder than normal.  The WNA allows the Company to recover from its customers the lost margin (excluding gas costs) from warmer-than-normal weather and correspondingly requires the Company to refund the excess margin earned for colder-than-normal weather.  The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day and thereby estimates the revenue adjustment based on weather variance from normal.  Any billings or refunds related to the WNA are completed following each WNA year, which extends for the 12-month period from April to March.  For the three months ended December 31, 2025, the Company reduced revenues by approximately $319,000 under the WNA model for weather that was 4% colder than normal, compared to approximately $500,000 in additional revenues for weather that was 6% warmer than normal for the corresponding period last year.

The Company has an approved rate structure to mitigate the impact of the financing costs of its natural gas inventory.  Under this rate structure, Roanoke Gas recognizes revenue by applying the ICC factor, based on the Company’s weighted-average cost of capital, including interest rates on short-term and long-term debt, and the Company’s authorized return on equity, to the average cost of natural gas inventory during the period.  Total ICC revenues increased nominally for the three-month period ended December 31, 2025 compared to the corresponding period last year.  The average price of gas in storage during the first quarter of fiscal 2026 increased by 3% compared to the same period in fiscal 2025. If natural gas prices remain at or higher than the prior year, the average dollar balance of gas in storage may continue to increase based on current storage levels and due to an increased ICC factor from the prior year may lead to higher ICC revenues in fiscal 2026.

In March 2023, Roanoke Gas began operating the RNG facility, through a cooperative agreement with the Western Virginia Water Authority, to produce commercial quality RNG for delivery into its distribution system.  Roanoke Gas is allowed to recover the costs associated with the investment in RNG facilities and the related operating costs through an RNG Rider added to customer bills.  Customers receive the benefit of environmental credits generated through the production of RNG.  Roanoke Gas recognized approximately $484,000 in RNG revenue for the three months ended December 31, 2025 compared to approximately $388,000 for the corresponding period in the prior year.

The cost of natural gas, which is a pass-through cost, is independent of the Company's non-gas rates.  Accordingly, the Company's approved billing rates include a component designed to allow for the recovery of the cost of natural gas used by its customers.  This rate component, referred to as the PGA, allows the Company to pass along to its customers increases and decreases in natural gas costs through a quarterly filing, or more frequent if necessary, once SCC staff approval is received.  As actual costs will differ from the projections used in establishing the PGA rate, the Company will either over-recover or under-recover its actual gas costs during the period.  The difference between actual costs incurred and costs recovered through the application of the PGA is recorded as a regulatory asset or liability.  At the end of the annual deferral period, the balance is amortized over a succeeding 12-month period through the ensuing non-gas rate component.  Due to the extended and extreme cold weather experienced across the eastern half of the United States, natural gas prices spiked from less than $4 per DTH to well over $30 per DTH at the end of January, resulting in an $8 million to $10 million under collection.  These amounts are anticipated to be collected from customers over the ensuing 12 to 18 months through the PGA.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

Three Months Ended December 31, 2025:

Net income decreased by $386,824 for the three months ended December 31, 2025, compared to the same period last year, primarily due to continued inflationary pressures on operating costs slightly offset by lower interest expense and income taxes.

The tables below reflect operating revenues, volume activity and heating degree days.

	Three Months Ended December 31,		Increase / (Decrease)
	2025	2024		Percentage
Operating Revenues
Gas utility	$30,235,141	$27,263,204	$2,971,937	11%
Non utility	25,327	26,282	(955)	(4)%
Total operating revenues	$30,260,468	$27,289,486	$2,970,982	11%
Delivered Volumes
Regulated natural gas (DTH)
Residential and commercial	2,306,247	2,174,553	131,694	6%
Transportation and interruptible	1,187,981	1,320,849	(132,868)	(10)%
Total delivered volumes	3,494,228	3,495,402	(1,174)	(0)%
HDD	1,514	1,366	148	11%

Total operating revenues for the three months ended December 31, 2025, compared to the same period last year, increased by approximately 11% primarily due to higher gas costs resulting from interstate pipeline providers increasing their rates over $1,000,000.  Increased residential and commercial delivered volumes and SAVE revenues, slightly offset by a decrease in WNA revenue, also contributed to the increase in operating revenues over the prior period.  Total heating degree days increased by 11% from the same period in the prior year, resulting in a 6% increase in the weather-sensitive residential and commercial volumes, while transportation and interruptible volumes, which has a lower margin contribution, decreased 10%, primarily driven by reduced business activity from a single, multi-fuel customer during the current period.  The increased residential and commercial volumes contributed to an approximate $510,000 increase in non-gas volumetric revenues.  In addition, SAVE Plan revenues increased as Roanoke Gas continues to invest in qualified SAVE infrastructure projects, resulting in an increase in revenue of approximately $271,000 compared to the same period in the prior year.  WNA revenues declined approximately $819,000 from the corresponding period last year as previously discussed.

	Three Months Ended December 31,		Increase
	2025	2024		Percentage
Gross Utility Margin
Gas utility revenues	$30,235,141	$27,263,204	$2,971,937	11%
Cost of gas - utility	14,581,615	11,702,709	2,878,906	25%
Gross utility margin	$15,653,526	$15,560,495	$93,031	1%

RGC RESOURCES, INC. AND SUBSIDIARIES

Gross utility margin increased slightly over the same period last year primarily as a result of the aforementioned increases in SAVE revenues, as well as increased RNG revenues, which contributed $271,000 and $96,000, respectively, to margin. As discussed in the Overview section, the WNA model adjusts for the impact of variability of temperatures during the heating season.  The WNA model calculates what the corresponding volumes would be if temperatures were equivalent to the 30-year normal during each period and adjusts for the difference in margin from normal.  In applying the WNA model to both the current and prior years, the volumetric margin, net of the WNA, decreased by approximately $310,000 due a decrease of 3% in WNA adjusted residential and commercial delivered volumes.

The changes in the components of gas utility margin are summarized below:

	Three Months Ended December 31,		Increase/
	2025	2024	(Decrease)
Customer base charge	$4,078,928	$4,065,148	$13,780
ICC	192,758	189,907	2,851
SAVE Plan	565,176	293,999	271,177
Volumetric	10,577,337	10,067,087	510,250
WNA	(319,447)	500,446	(819,893)
RNG	484,251	388,003	96,248
Other revenues	74,523	55,905	18,618
Total	$15,653,526	$15,560,495	$93,031

The tables below provide a reconciliation between gross utility margin and gross margin:

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended December 31, 2025
Operating revenues
Gas utility	$30,235,141	$—	$30,235,141
Non utility	25,327	—	25,327
Total operating revenues	30,260,468	—	30,260,468
Cost of sales
Cost of gas - utility	(14,581,615)	—	(14,581,615)
Cost of sales - non utility	(4,872)	—	(4,872)
Depreciation and amortization	(3,071,105)	—	(3,071,105)
Operations and maintenance	(5,183,624)	(38,857)	(5,222,481)
Total cost of sales	(22,841,216)	(38,857)	(22,880,073)
Gross margin (GAAP)	7,419,252	(38,857)	7,380,395
Corporate and other, net	(20,455)	—	(20,455)
Depreciation and amortization	3,071,105	—	3,071,105
Operations and maintenance	5,183,624	38,857	5,222,481
Gross utility margin (Non-GAAP)	$15,653,526	$—	$15,653,526

RGC RESOURCES, INC. AND SUBSIDIARIES

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended December 31, 2024
Operating revenues
Gas utility	$27,263,204	$—	$27,263,204
Non utility	26,282	—	26,282
Total operating revenues	27,289,486	—	27,289,486
Cost of sales
Cost of gas - utility	(11,702,709)	—	(11,702,709)
Cost of sales - non utility	(4,349)	—	(4,349)
Depreciation and amortization	(2,843,360)	—	(2,843,360)
Operations and maintenance	(4,653,956)	(34,715)	(4,688,671)
Total cost of sales	(19,204,374)	(34,715)	(19,239,089)
Gross margin (GAAP)	8,085,112	(34,715)	8,050,397
Corporate and other, net	(21,933)	—	(21,933)
Depreciation and amortization	2,843,360	—	2,843,360
Operations and maintenance	4,653,956	34,715	4,688,671
Gross utility margin (Non-GAAP)	$15,560,495	$—	$15,560,495

Operations and maintenance expenses increased $533,810, or 11%, from the same period last year.  The Company continues to experience inflation over the 2% level targeted by the Federal Reserve. Inflation levels in health care benefits, certain types of insurance, contracted services and IT service costs, as well as other items, continue to put upward pressure on the Company's expenses.  Personnel costs increased by approximately $92,000 due to increased staffing and the inflationary impact on salaries and benefits.  Contracted services increased by approximately $188,000 also due to inflationary pressures as well as increased customer turn-ons.  Total capitalized construction overheads declined by approximately $188,000 due to a reduction in direct construction expenditures related to Roanoke Gas capital projects as a result of colder weather.  Increased corporate insurance premiums accounted for much of the remaining cost increase, which were slightly offset by a decrease in professional services expenses.

Taxes other than income taxes increased by $107,682, or 15%, due to higher property taxes associated with growth in utility property and increased tax rates, as well as increases in payroll taxes.

Depreciation expense increased by $227,745, or 8%, corresponding to a similar increase in investments in depreciable utility property.  Increases in fixed assets with shorter useful lives over the last year resulted in depreciation expense increasing slightly more than the 7% increase in the average utility property balance.

Equity in earnings of unconsolidated affiliate decreased by $27,143, or 3%.  See Note 5 of the consolidated financial statements for additional information related to the MVP.

Interest expense decreased by $108,780, or 6%, as the weighted-average interest rate on total debt decreased from 4.45% during the first quarter of fiscal 2025 to 4.14% in the current quarter.  Midstream's interest expense decreased by $121,278, or 16%, as the total average debt outstanding decreased by approximately $1,336,000 as a result of  principal payments made on term notes, along with the weighted-average interest rate decreasing from 5.38% during the first quarter of fiscal 2025 to 4.62% in the current quarter.  Roanoke Gas' interest expense increased by $12,498, or 1%, as total average debt outstanding increased by approximately $1,608,000 associated with net borrowings under the Company's line-of-credit.  Roanoke Gas' weighted-average interest rate remained relatively flat from the first quarter of fiscal 2025 to the current quarter.  See Notes 6 and 7 of the consolidated financial statements for more information on the Company's debt.

Income tax expense decreased by $277,570, or 17%, primarily corresponding to the decrease in pre-tax income.  The effective tax rate was 21.4% and 23.4% for the three-month periods ended December 31, 2025 and 2024, respectively.  The effective tax rate is below the combined statutory state and federal rate due to the amortization of excess deferred taxes and tax credits.  Additionally, a one-time item related to R&D tax credits contributed to a further reduction to the effective tax rate during the current period.

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

There have been no significant changes to the critical accounting policies as reflected in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025.

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

Equity Investment in Mountain Valley Pipeline

The Company owns a less than 1% interest in the LLC that owns and operates the MVP, Southgate and Boost, as defined in the respective operating agreements.  The Company accounts for its interest in the LLC under the equity method of accounting given the LLC maintains specific ownership accounts for each investor, and also considering the Company's rights under the LLC management agreement and the Company's involvement as a stakeholder of the MVP.  The Company has been using the equity method since the inception of its investment in fiscal 2016.

With the MVP in operation, the Company recognizes its share of earnings from the LLC, favorably adjusted for a basis difference between the Company's proportional share of assets and its carrying value that arose when the Company recorded an other-than-temporary impairment of its investment in 2022.  This basis difference amortization is a favorable non-cash adjustment over the operational life of the MVP, or 40 years. For the first quarter of fiscal 2026 and 2025, the Company recorded equity in earnings of consolidated affiliates of approximately $827,000 and $854,000, respectively.  The Company received a quarterly cash distribution of its share from the LLC totaling approximately $753,000 and $802,000 during the first quarter of fiscal 2026 and 2025, respectively, which was a return on its invested capital, and expects future quarterly distributions to be of a similar magnitude.  The Company is using this cash to pay interest and other expenditures related to Midstream.  The Company refinanced all of the debt supporting its investment in the MVP in September 2025, as described in the liquidity section.

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

Cash and cash equivalents increased by $335,665 for the three-month period ended December 31, 2025 compared to an increase of $1,204,178 for the three-month period ended December 31, 2024. The following table summarizes the sources and uses of cash:

	Three Months Ended December 31,
Cash Flow Summary	2025	2024
Net cash provided by operating activities	$1,079,860	$827,190
Net cash used in investing activities	(6,185,720)	(5,751,463)
Net cash provided by financing activities	5,441,525	6,128,451
Increase in cash and cash equivalents	$335,665	$1,204,178

RGC RESOURCES, INC. AND SUBSIDIARIES

Cash Flows Provided by Operating Activities:

The seasonal nature of the natural gas business causes operating cash flows to fluctuate significantly during the year as well as from year-to-year.  Factors, including weather, energy prices, natural gas storage levels and customer collections, contribute to working capital levels and related cash flows.  Generally, operating cash flows are positive during the second and third fiscal quarters as a combination of earnings, declining storage gas levels and collections on customer accounts contribute to higher cash inflows.  During the first and fourth fiscal quarters, operating cash flows are generally moderate and decrease due to increases in natural gas storage levels and rising customer receivable balances.

Cash flows from operating activities for the three months ended December 31, 2025 increased by $252,670 compared to the same period last year.  Colder weather and increased gas costs compared to the same period last year resulted in higher accounts receivable and accounts payable balances increasing operating cash flows.  Pipeline and storage capacity charges during the first three months of fiscal 2026 increased over $1,100,000 from the same period in the prior year.  Additionally, total commodity costs increased from $3.44 per DTH during the first quarter of fiscal 2025 to $3.93 per DTH during the first quarter of fiscal 2026.  WNA revenues for the first three months of fiscal 2026 declined by approximately $819,000 from the same period last year as previously discussed, increasing operating cash.

Cash Flows Used in Investing Activities:

Investing activities primarily consist of expenditures related to Roanoke Gas' utility property, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and gas distribution system facilities and expansion of its natural gas system to meet new customer demand.  The Company is continuing its focus on SAVE infrastructure replacement projects, including the replacement of pre-1973 first generation plastic pipe.  New customer demand for natural gas continues to be steady and therefore extending the natural gas distribution system within its service territory is also a priority.  Roanoke Gas' total capital expenditures for the three-month period ended December 31, 2025 were approximately $5.6 million compared to $5.7 million during the same period last year.  Total fiscal 2026 capital expenditures are expected to be approximately $22 million.  With MVP in service, Midstream will incur periodic, future capital investment related to ongoing MVP operations requirements and system improvements.  Midstream has and will continue to make capital investments in Southgate and Boost.

Cash Flows Provided by Financing Activities:

Financing activities generally consist of borrowings and repayments under credit agreements, issuance of common stock and the payment of dividends.  Net cash flows provided by financing activities were approximately $5.4 million for the three months ended December 31, 2025, compared to approximately $6.1 million for the same period last year.  The $700,000 decrease in financing cash flows is primarily attributable to net borrowings of $7.4 million under Roanoke Gas' line-of-credit during the first three months of fiscal 2026 compared to net borrowings of $7.9 million in the same period last year.  Additionally, during the first quarter of fiscal 2026, Midstream repaid a net $169,000 compared to borrowing a net $40,000 during the same period in the prior year. Notes 6 and 7 provide details on the Company's line-of-credit and borrowing activity.

In addition, Resources issued a total of 19,492 shares of common stock resulting in net proceeds of approximately $384,000 during the first three months of fiscal 2026, compared to issuing 14,792 shares of common stock resulting in net proceeds of approximately $269,000 during the first three months of fiscal 2025. No shares were issued through the ATM program during the first quarter of fiscal 2026 or 2025.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Midstream's future cash requirements will relate to regular monthly operating expenses, debt service and capital contributions. The Company has received a quarterly cash distribution from MVP in fiscal 2026 of approximately $753,000, and should receive similar quarterly distributions going forward.  On September 5, 2025, Midstream established new amortizing term notes with two banks in the initial amounts of $38.6 million and $15 million, which refinanced and replaced all of Midstream's outstanding debt.  This term notes mature on September 5, 2032. Also on September 5, 2025, Midstream entered into a new Loan Agreement for the MVP Southgate extension and MVP Boost expansion that can be drawn to principal amounts of $1.85 million and $3.65 million, respectively.  These loans mature on September 5, 2030, at which time the outstanding principal balance on each note is due. With the establishment of the new term notes, Midstream's total debt principal payments over the succeeding 12 months is $2,846,018.  Management believes that it will be able to meet Midstream's cash requirements over the ensuing 12-month period with availability on the Southgate and Boost Loan Agreements and its quarterly cash distributions from MVP.

As of December 31, 2025, Resources' long-term capitalization ratio was 43% equity and 57% debt.

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

Through December 31, 2025, the Company has evaluated, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Changes in Internal Control over Financial Reporting

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls.  There were no changes in internal control over financial reporting that occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Resources' Annual Report on Form 10-K for the year ended September 30, 2025.

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

RGC Resources, Inc.

Date: February 9, 2026	By:	/s/ Timothy J. Mulvaney
Timothy J. Mulvaney
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)