Form 10-Q
period 2026-03-31
RGC RESOURCES INC
filed 2026-05-07
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2026
Common Stock, $5 Par Value	10,407,156

INDEX

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

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

Some of the terms above may not be included in this filing

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,391,986	$2,320,369
Accounts receivable (less allowance for credit losses of $560,140 and $142,911, respectively)	13,106,061	4,836,982
Inventories	1,982,592	2,018,316
Gas in storage	1,701,847	8,097,586
Prepaid income taxes	—	1,618,560
Regulatory assets	2,504,443	2,582,838
Interest rate swaps	596,849	828,573
Other	2,428,906	1,015,967
Total current assets	25,712,684	23,319,191
UTILITY PROPERTY:
In service	374,572,146	366,843,353
Accumulated depreciation and amortization	(103,864,589)	(100,131,084)
In service, net	270,707,557	266,712,269
Construction work in progress	8,172,159	8,201,314
Utility property, net	278,879,716	274,913,583
OTHER NON-CURRENT ASSETS:
Regulatory assets	3,355,058	3,315,082
Investment in unconsolidated affiliates	21,921,231	20,723,697
Benefit plan assets	6,016,593	5,935,885
Deferred income taxes	250,381	617,390
Interest rate swaps	411,615	421,511
Other	557,540	593,227
Total other non-current assets	32,512,418	31,606,792
TOTAL ASSETS	$337,104,818	$329,839,566

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2026	2025
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$17,846,018	$2,846,018
Dividends payable	2,263,556	2,145,558
Accounts payable	5,998,149	7,085,817
Capital contributions payable	129,307	—
Customer credit balances	767,714	1,891,161
Income taxes payable	1,787,958	—
Customer deposits	1,947,063	1,537,311
Accrued expenses	3,717,960	5,312,204
Interest rate swaps	—	57,144
Regulatory liabilities	2,845,329	1,638,911
Other	31,676	25,600
Total current liabilities	37,334,730	22,539,724
LONG-TERM DEBT:
Line-of-credit	10,710,995	11,916,760
Notes payable	118,566,358	134,258,197
Unamortized debt issuance costs	(351,813)	(405,794)
Long-term debt, net	128,925,540	145,769,163
DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
Asset retirement obligations	11,908,841	11,640,435
Regulatory cost of retirement obligations	16,636,661	15,869,691
Benefit plan liabilities	215,397	201,194
Deferred income taxes	3,181,545	2,277,550
Interest rate swaps	—	298,016
Regulatory liabilities	14,507,406	17,371,430
Other	310,193	319,573
Total deferred credits and other non-current liabilities	46,760,043	47,977,889
STOCKHOLDERS’ EQUITY:
Common stock, $5 par; authorized 20,000,000 shares; issued and outstanding 10,405,811 and 10,338,308 shares, respectively	52,029,055	51,691,540
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	50,394,110	49,311,486
Retained earnings	21,391,030	12,288,032
Accumulated other comprehensive income	270,310	261,732
Total stockholders’ equity	124,084,505	113,552,790
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$337,104,818	$329,839,566

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
OPERATING REVENUES:
Gas utility	$45,432,878	$36,435,936	$75,668,019	$63,699,140
Non utility	24,131	26,161	49,458	52,443
Total operating revenues	45,457,009	36,462,097	75,717,477	63,751,583
OPERATING EXPENSES:
Cost of gas - utility	24,611,552	17,062,153	39,193,167	28,764,862
Cost of sales - non utility	4,866	5,418	9,738	9,767
Operations and maintenance	5,618,966	5,323,191	10,841,447	10,011,862
Taxes other than income taxes	866,570	814,625	1,696,628	1,537,001
Depreciation and amortization	3,071,105	2,856,768	6,142,210	5,700,128
Total operating expenses	34,173,059	26,062,155	57,883,190	46,023,620
OPERATING INCOME	11,283,950	10,399,942	17,834,287	17,727,963
Equity in earnings of unconsolidated affiliates	903,991	801,175	1,731,061	1,655,388
Other income, net	692,421	463,633	1,197,410	936,969
Interest expense	1,585,838	1,630,275	3,256,988	3,410,205
INCOME BEFORE INCOME TAXES	11,294,524	10,034,475	17,505,770	16,910,115
INCOME TAX EXPENSE	2,550,034	2,358,267	3,878,415	3,964,218
NET INCOME	$8,744,490	$7,676,208	$13,627,355	$12,945,897
BASIC EARNINGS PER COMMON SHARE	$0.85	$0.74	$1.34	$1.26
DILUTED EARNINGS PER COMMON SHARE	$0.84	$0.74	$1.31	$1.26

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
NET INCOME	$8,744,490	$7,676,208	$13,627,355	$12,945,897
Other comprehensive income (loss), net of tax:
Interest rate swaps	141,309	(366,146)	20,206	(136,011)
Defined benefit plans	(5,814)	(7,706)	(11,628)	(15,413)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	135,495	(373,852)	8,578	(151,424)
COMPREHENSIVE INCOME	$8,879,985	$7,302,356	$13,635,933	$12,794,473

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Six Months Ended March 31, 2026
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2025	$51,691,540	$49,311,486	$12,288,032	$261,732	$113,552,790
Net income	—	—	4,882,865	—	4,882,865
Other comprehensive loss	—	—	—	(126,917)	(126,917)
Cash dividends declared ($0.2175 per share)	—	—	(2,260,801)	—	(2,260,801)
Net issuance of common stock (19,492 shares)	97,460	286,078	—	—	383,538
Balance - December 31, 2025	$51,789,000	$49,597,564	$14,910,096	$134,815	$116,431,475
Net income	—	—	8,744,490	—	8,744,490
Other comprehensive income	—	—	—	135,495	135,495
Cash dividends declared ($0.2175 per share)	—	—	(2,263,556)	—	(2,263,556)
Net issuance of common stock (48,011 shares)	240,055	796,546	—	—	1,036,601
Balance - March 31, 2026	$52,029,055	$50,394,110	$21,391,030	$270,310	$124,084,505

	Six Months Ended March 31, 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2024	$51,249,495	$47,988,270	$7,572,439	$1,326,571	$108,136,775
Net income	—	—	5,269,689	—	5,269,689
Other comprehensive income	—	—	—	222,428	222,428
Cash dividends declared ($0.2075 per share)	—	—	(2,136,620)	—	(2,136,620)
Net issuance of common stock (14,792 shares)	73,960	194,857	—	—	268,817
Balance - December 31, 2024	$51,323,455	$48,183,127	$10,705,508	$1,548,999	$111,761,089
Net income	—	—	7,676,208	—	7,676,208
Other comprehensive loss	—	—	—	(373,852)	(373,852)
Cash dividends declared ($0.2075 per share)	—	—	(2,139,655)	—	(2,139,655)
Net issuance of common stock (45,194 shares)	225,970	683,463	—	—	909,433
Balance - March 31, 2025	$51,549,425	$48,866,590	$16,242,061	$1,175,147	$117,833,223

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,627,355	$12,945,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,142,210	5,700,128
Cost of retirement of utility property	(266,351)	(252,304)
Stock-based compensation	486,718	447,589
Equity in earnings of unconsolidated affiliates	(1,731,061)	(1,655,388)
Distribution from unconsolidated affiliate	1,394,003	1,784,582
Changes in assets and liabilities which used cash, exclusive of changes and noncash transactions shown separately	(3,182,147)	2,864,459
Net cash provided by operating activities	16,470,727	21,834,963
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility property	(9,812,807)	(10,692,338)
Investment in unconsolidated affiliates	(731,169)	(35,164)
Proceeds from disposal of utility property	29,630	18,696
Net cash used in investing activities	(10,514,346)	(10,708,806)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	731,169	1,225,000
Repayments of notes payable	(1,423,008)	(1,080,000)
Borrowings under line-of-credit	38,070,206	26,329,645
Repayments under line-of-credit	(39,275,971)	(33,331,560)
Debt issuance expenses	(940)	(2,000)
Proceeds from issuance of stock	1,420,139	1,178,250
Cash dividends paid	(4,406,359)	(4,186,906)
Net cash used in financing activities	(4,884,764)	(9,867,571)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,071,617	1,258,586
BEGINNING CASH AND CASH EQUIVALENTS	2,320,369	894,185
ENDING CASH AND CASH EQUIVALENTS	$3,391,986	$2,152,771

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,089,223	$3,301,190
Income taxes, net of refunds	855,332	2,175,000

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present Resources' financial position as of March 31, 2026, cash flows for the six months ended March 31, 2026 and 2025, and the results of its operations, comprehensive income, and changes in stockholders' equity for the three and six months ended March 31, 2026 and 2025. The results of operations for the three and six months ended March 31, 2026 are not indicative of the results to be expected for the fiscal year ending September 30, 2026 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. The new guidance requires public business entities to disclose certain additional detail about expenses including, among other items, purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense line items within continuing operations. The guidance also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. Such disclosures must be made on an annual and interim basis and integrated with existing disclosure requirements in a tabular format in the footnotes to the financial statements. Further, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures: Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. The new guidance is effective for the Company for fiscal year beginning October 1, 2027 and interim periods within fiscal year beginning October 1, 2028. The Company is currently assessing the impact of the new guidance on its financial statement disclosures.

RGC RESOURCES, INC. AND SUBSIDIARIES

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The new guidance clarifies certain aspects of hedge accounting and addresses several incremental issues arising from the global reference rate reform initiative. The amendments expand the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge by changing the requirement to designate a group of individual forecasted transactions. The new guidance is effective for the Company for annual periods beginning October 1, 2027. The Company is currently assessing the impact, if any, of the new guidance on its financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The new guidance makes targeted improvements to interim reporting disclosures, clarifying when guidance is applicable. A new principle was added to require entities to continue to disclose material events in each quarter that have occurred since the end of the last annual reporting period. The new guidance is effective for the Company for interim periods within fiscal year beginning October 1, 2028. The Company is currently assessing the impact of the new guidance on its interim disclosures.

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

The following tables summarize revenue by customer, product and income statement classification:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$27,642,446	$—	$27,642,446	$22,591,822	$—	$22,591,822
Commercial	15,777,521	—	15,777,521	12,210,961	—	12,210,961
Transportation and interruptible	1,574,718	—	1,574,718	1,476,042	—	1,476,042
Other	145,565	24,131	169,696	153,299	26,161	179,460
Total contracts with customers	45,140,250	24,131	45,164,381	36,432,124	26,161	36,458,285
Alternative revenue programs	292,628	—	292,628	3,812	—	3,812
Total operating revenues	$45,432,878	$24,131	$45,457,009	$36,435,936	$26,161	$36,462,097

	Six Months Ended March 31, 2026			Six Months Ended March 31, 2025
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$45,870,448	$—	$45,870,448	$38,413,706	$—	$38,413,706
Commercial	26,320,950	—	26,320,950	21,455,956	—	21,455,956
Transportation and interruptible	3,090,299	—	3,090,299	2,981,745	—	2,981,745
Other	412,846	49,458	462,304	399,110	52,443	451,553
Total contracts with customers	75,694,543	49,458	75,744,001	63,250,517	52,443	63,302,960
Alternative revenue programs	(26,524)	—	(26,524)	448,623	—	448,623
Total operating revenues	$75,668,019	$49,458	$75,717,477	$63,699,140	$52,443	$63,751,583

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

Customer accounts receivable and liabilities

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The asset and liability balances associated with customers are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable(1)	Unbilled revenue(1)	Customer credit balances	Customer deposits
Balance at September 30, 2025	$3,354,154	$1,373,512	$1,891,161	$1,537,311
Balance at March 31, 2026	9,072,995	3,960,969	767,714	1,947,063
Increase (decrease)	$5,718,841	$2,587,457	$(1,123,447)	$409,752

(1) Included in accounts receivable in the condensed consolidated balance sheet. Amounts shown net of reserve for credit losses.

The Company did not incur any significant costs to obtain contracts during the period. Certain customers elect to pay even amounts monthly, giving rise to assets and liabilities presented in the table above. All amounts clear annually.

RGC RESOURCES, INC. AND SUBSIDIARIES

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

Information related to the Company's segments are provided below:

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended March 31, 2026
Operating revenues	$45,432,878	$—	$45,432,878
Corporate and other	—	—	24,131
Total revenues	45,432,878	—	45,457,009
Cost of gas - utility	24,611,552	—	24,611,552
Operations and maintenance	5,591,695	27,271	5,618,966
Taxes other than income taxes	865,791	779	866,570
Depreciation and amortization	3,071,105	—	3,071,105
Corporate and other	—	—	4,866
Total operating income (loss)	11,292,735	(28,050)	11,283,950
Equity in earnings	—	903,991	903,991
Interest expense	987,127	598,711	1,585,838
Income before income taxes	10,967,140	308,119	11,275,259
Corporate and other	—	—	19,265
Total income before income taxes	$10,967,140	$308,119	$11,294,524

RGC RESOURCES, INC. AND SUBSIDIARIES

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended March 31, 2025
Operating revenues	$36,435,936	$—	$36,435,936
Corporate and other	—	—	26,161
Total revenues	36,435,936	—	36,462,097
Cost of gas - utility	17,062,153	—	17,062,153
Operations and maintenance	5,285,738	37,453	5,323,191
Taxes other than income taxes	813,858	767	814,625
Depreciation and amortization	2,856,768	—	2,856,768
Corporate and other	—	—	5,418
Total operating income (loss)	10,417,419	(38,220)	10,399,942
Equity in earnings	—	801,175	801,175
Interest expense	942,547	687,728	1,630,275
Income before income taxes	9,937,983	75,749	10,013,732
Corporate and other	—	—	20,743
Total income before income taxes	$9,937,983	$75,749	$10,034,475

	Gas Utility	Investment in Affiliates	Consolidated Total
Six Months Ended March 31, 2026
Operating revenues	$75,668,019	$—	$75,668,019
Corporate and other	—	—	49,458
Total revenues	75,668,019	—	75,717,477
Cost of gas - utility	39,193,167	—	39,193,167
Operations and maintenance	10,775,319	66,128	10,841,447
Taxes other than income taxes	1,695,231	1,397	1,696,628
Depreciation and amortization	6,142,210	—	6,142,210
Corporate and other	—	—	9,738
Total operating income (loss)	17,862,092	(67,525)	17,834,287
Equity in earnings	—	1,731,061	1,731,061
Interest expense	2,032,034	1,224,954	3,256,988
Income before income taxes	16,977,624	488,426	17,466,050
Corporate and other	—	—	39,720
Total income before income taxes	$16,977,624	$488,426	$17,505,770

	Gas Utility	Investment in Affiliates	Consolidated Total
Six Months Ended March 31, 2025
Operating revenues	$63,699,140	$—	$63,699,140
Corporate and other	—	—	52,443
Total revenues	63,699,140	—	63,751,583
Cost of gas - utility	28,764,862	—	28,764,862
Operations and maintenance	9,939,694	72,168	10,011,862
Taxes other than income taxes	1,535,761	1,240	1,537,001
Depreciation and amortization	5,700,128	—	5,700,128
Corporate and other	—	—	9,767
Total operating income (loss)	17,758,695	(73,408)	17,727,963
Equity in earnings	—	1,655,388	1,655,388
Interest expense	1,974,956	1,435,249	3,410,205
Income before income taxes	16,719,641	147,798	16,867,439
Corporate and other	—	—	42,676
Total income before income taxes	$16,719,641	$147,798	$16,910,115

RGC RESOURCES, INC. AND SUBSIDIARIES

	Gas Utility	Investment in Affiliates	Consolidated Total
As of March 31, 2026:
Assets	$300,197,854	$22,254,027	$322,451,881
Corporate and other	—	—	14,652,937
Total assets	300,197,854	22,254,027	337,104,818
Gross additions to utility property	9,812,807	—	9,812,807
Gross investment in affiliates	$—	$731,169	$731,169

	Gas Utility	Investment in Affiliates	Consolidated Total
As of September 30, 2025:
Assets	$291,571,159	$21,679,154	$313,250,313
Corporate and other	—	—	16,589,253
Total assets	291,571,159	21,679,154	329,839,566
Gross additions to utility property	20,730,140	—	20,730,140
Gross investment in affiliates	$—	$76,385	$76,385

4.	Rates and Regulatory Matters

The SCC exercises regulatory authority over the natural gas operations of Roanoke Gas.  Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service, safety standards, service extension and depreciation.

In response to continued inflationary pressures, the Company filed for an expedited rate application on December 2, 2025 with the SCC seeking to increase its non-gas base rates by $4.3 million annually.  Pursuant to the Commission’s December 29, 2025 Order for Notice and Comment, the new base rates went into effect for service rendered on or after January 1, 2026, subject to refund.  The SCC's review of Roanoke Gas' filing is underway and a hearing is set for July 15, 2026.  Based on the procedural schedule established in the Commission’s Order, the Company expects final resolution of the case in the first quarter of fiscal 2027.

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

The Company participates in the earnings of the LLC proportionate to its level of investment, favorably adjusted for a basis difference between the Company's capital account and its carrying value that arose when the Company recorded an other-than-temporary impairment of its investment in 2022.  This basis difference amortization is a favorable non-cash adjustment to income over the book life of the MVP, which is 40 years.  The Company's share of earnings from the LLC and the basis difference amortization are presented under equity in earnings of unconsolidated affiliates on the condensed consolidated statements of income.  The Company received two quarterly cash distributions totaling approximately $1.4 million and $1.8 million from the LLC during the first half of fiscal 2026 and 2025, respectively, and expects future quarterly distributions to be of a similar magnitude to those received to date.

Midstream assesses the value of its investment in the LLC on at least a quarterly basis, and no impairment indicators were identified in fiscal 2026 or 2025.

Investment balances of combined MVP, including Southgate and Boost, as of March 31, 2026 and  September 30, 2025, are reflected in the table below:

Balance Sheet location:	March 31, 2026	September 30, 2025
Other Assets:
MVP	$20,840,124	$20,538,437
Southgate	462,738	185,260
Boost	618,369	—
Investment in unconsolidated affiliates	$21,921,231	$20,723,697

The change in the investment in unconsolidated affiliates is provided below:

	Six Months Ended March 31,
	2026	2025
Cash investment	$731,169	$35,164
Change in accrued capital calls	129,307	—
Equity in earnings of unconsolidated affiliates	1,731,061	1,655,388
Distribution from unconsolidated affiliate	(1,394,003)	(1,784,582)
Change in investment in unconsolidated affiliates	$1,197,534	$(94,030)

Summary combined unaudited financial statements of MVP, Southgate and Boost are presented below.

	Income Statements
	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenue	$156,465,128	$144,610,866	$298,299,655	$284,668,826
Operating expenses	(78,843,757)	(76,360,453)	(153,212,830)	(146,337,662)
AFUDC	2,496,934	39,057	5,756,060	65,535
Other income, net	885,056	1,526,125	1,839,589	3,377,185
Net income	$81,003,361	$69,815,595	$152,682,474	$141,773,884

RGC RESOURCES, INC. AND SUBSIDIARIES

	Balance Sheets
	March 31, 2026	September 30, 2025
Assets:
Current assets	$214,186,045	$173,283,635
Construction work in progress	156,218,806	—
Property, plant and equipment, net	9,355,578,178	9,418,928,665
Other assets	43,977,205	1,789,092
Total assets	$9,769,960,234	$9,594,001,392

Liabilities and Equity:
Current liabilities	$25,283,460	$40,148,017
Noncurrent liabilities	3,369,293	1,084,072
Capital	9,741,307,481	9,552,769,303
Total liabilities and equity	$9,769,960,234	$9,594,001,392

6.	Line of Credit

The Company had been operating with a line-of-credit in the principal amount of $30 million that it renewed annually each  March.  On March 17, 2026, Roanoke Gas amended its line-of-credit to extend the maturity date to March 31, 2028.  The line-of-credit's variable interest rate is based upon Term SOFR plus 1.25% and provides for multiple tier borrowing limits to accommodate seasonal borrowing demands.  The Company's total available borrowing limits during the term of the line-of-credit range from $20 million to $30 million.  As of March 31, 2026, the Company had an outstanding balance of $10,710,995 under the line-of-credit.

7.	Long-Term Debt

Long-term debt consists of the following:

	March 31, 2026		September 30, 2025
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior note payable at 4.26%, due September 18, 2034	$30,500,000	$82,060	$30,500,000	$86,887
Unsecured term note payable at 3.58%, due October 2, 2027	8,000,000	7,224	8,000,000	9,632
Unsecured term note payable at 4.41%, due March 28, 2031	10,000,000	15,663	10,000,000	17,229
Unsecured term note payable at 3.60%, due December 6, 2029	10,000,000	13,210	10,000,000	14,971
Unsecured term note payable at 30-day SOFR plus 1.20%, due August 20, 2026 (swap rate at 2.00%)	15,000,000	—	15,000,000	—
Unsecured term note payable at Term SOFR plus 1.00%, due October 1, 2028 (swap rate at 2.49%)	10,000,000	17,773	10,000,000	22,612
Midstream:
Unsecured term note payable at Term SOFR plus 1.55%, due September 5, 2032 ($14M swap rate at 3.24%, $3.2M swap rate at 2.443%, and $20.4M swap rate at 5.061%)	37,575,221	144,788	38,600,000	171,362
Unsecured term note payable at Term SOFR plus 1.55%, due September 5, 2032 (swap rate at 5.061%)	14,601,770	56,265	15,000,000	66,592
Revolving credit facility at Term SOFR plus 1.75%, due September 5, 2030 ("Southgate")	158,038	4,988	4,215	5,553
Revolving credit facility at Term SOFR plus 1.75%, due September 5, 2030 ("Boost")	577,347	9,842	—	10,956
Total long-term debt	136,412,376	351,813	137,104,215	405,794
Less: current maturities of long-term debt	(17,846,018)	—	(2,846,018)	—
Total long-term debt, net current maturities	$118,566,358	$351,813	$134,258,197	$405,794

RGC RESOURCES, INC. AND SUBSIDIARIES

On September 5, 2025, Midstream established new amortizing Term Notes with two banks in the initial amounts of $38.6 million and $15 million, which refinanced and replaced all of Midstream's outstanding debt.  The interest rate on the new Term Notes is one month Term SOFR plus 1.55% with interest payable monthly.  The Term Notes also included a 0.3% origination fee and 0.1% annual fee.  Quarterly principal payments are due each October, January, April and July, and repayment terms are based on a schedule aligned with the terms of the MVP shipper agreements, which expire June 2044.  The Term Notes mature on September 5, 2032.  Also, on September 5, 2025, Midstream executed two interest rate swap agreements initially totaling $35.6 million, which corresponds to the term and draw provisions of the Term Note agreement and effectively converts that portion of the variable rate note to a fixed rate instrument with an effective annual interest rate of 5.061%.  The two existing interest rate swaps will remain in place, have been redesignated, and when combined with the new interest rate swap agreements, hedged Midstream's unsecured notes.

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

Debt issuance costs are amortized over the life of the related debt. As of March 31, 2026 and  September 30, 2025, the Company also had an unamortized loss on the early retirement of debt of $970,591and $1,027,684, respectively, which has been deferred as a regulatory asset and is being amortized over a 20-year period.

All debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization.  All of the debt agreements provide for Priority Indebtedness (defined in the debt agreements) to not exceed 15% of consolidated total assets.  The $15 million, $10 million, $53.6 million, $1.85 million and $3.65 million notes have an interest coverage ratio requirement of not less than 1.5 to 1, which excludes the effect of the non-cash impairments on the LLC investments up to the total investment as of December 31, 2021.  The Company was in compliance with all debt covenants as of  March 31, 2026 and September 30, 2025.

8.	Derivatives and Hedging

The Company’s hedging and derivative policy allows management to enter into derivatives for the purpose of managing the commodity and financial market risks of its business operations, including the price of natural gas and the cost of borrowed funds.  This policy specifically prohibits the use of derivatives for speculative purposes.

The Company has six interest rate swaps associated with certain of its variable rate debt as of March 31, 2026.  Roanoke Gas has two variable-rate term notes in the amounts of $15 million and $10 million, with corresponding swap agreements to effectively convert the variable interest rates into fixed rates of 2.00% and 2.49%, respectively.  Midstream has four swap agreements in the amounts of $14 million, $3.2 million, $20.4 million, and $14.6 million, corresponding to the $37.6 million and $14.6 million variable rate term notes.  The swap agreements convert the notes into fixed rate instruments with effective interest rates of 3.24%, 2.443%, 5.061% and 5.061%, respectively.  The swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income.  No portion of the swaps were deemed ineffective during the periods presented.

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

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy:

	Fair Value Measurements - March 31, 2026
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps - current	$596,849	$—	$596,849	$—
Interest rate swaps - noncurrent	411,615	—	411,615	—
Total	$1,008,464	$—	$1,008,464	$—

Liabilities:
Natural gas purchases	$314,802	$—	$314,802	$—
Total	$314,802	$—	$314,802	$—

	Fair Value Measurements - September 30, 2025
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps - current	$828,573	$—	$828,573	$—
Interest rate swaps - noncurrent	421,511	—	421,511	—
Total	$1,250,084	$—	$1,250,084	$—

Liabilities:
Natural gas purchases	$135,863	$—	$135,863	$—
Interest rate swaps - current	57,144	—	57,144	—
Interest rate swaps - noncurrent	298,016	—	298,016	—
Total	$491,023	$—	$491,023	$—

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models that can include observable quoted market interest rates and interest rate futures as well as certain assumptions regarding past, present and future market conditions.

RGC RESOURCES, INC. AND SUBSIDIARIES

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases.  Payments are made based on a predetermined monthly volume and a weighted average basket price.  At March 31, 2026 and September 30, 2025, the Company had recorded in accounts payable the estimated fair value of the liability expected to be settled.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements:

	Fair Value Measurements - March 31, 2026
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$17,846,018	$—	$—	$17,846,018
Notes payable	118,566,358	—	—	115,558,806
Total	$136,412,376	$—	$—	$133,404,824

	Fair Value Measurements - September 30, 2025
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$2,846,018	$—	$—	$2,846,018
Notes payable	134,258,197	—	—	131,605,756
Total	$137,104,215	$—	$—	$134,451,774

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying treasury rate or other treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments.  Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions.  Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries.  No individual customer amounted to more than 5% of total accounts receivable at  March 31, 2026 and  September 30, 2025.  The Company maintains certain credit standards with its customers and requires a customer deposit, if warranted.

RGC RESOURCES, INC. AND SUBSIDIARIES

10.	Earnings Per Share

Basic EPS for the three and six months ended March 31, 2026 and 2025 was calculated by dividing net income by the weighted-average common shares outstanding during the period excluding unvested nonemployee restricted stock issued to outside directors under the RSPD.  Diluted EPS was calculated by dividing net income by the weighted-average common shares outstanding during the period plus potential dilutive common shares.  Potential dilutive common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. The computation of diluted EPS for the three months ended March 31, 2026 and 2025 excludes potentially dilutive shares of 1,464 and 2,203, respectively, and 1,566 and 2,160, respectively, for the six months ended March 31, 2026 and 2025, because to include them would be antidilutive for the periods. These shares could potentially dilute EPS in the future.

A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income	$8,744,490	$7,676,208	$13,627,355	$12,945,897
Weighted-average common shares	10,232,835	10,304,222	10,177,581	10,281,725
Effect of potentially dilutive securities	171,822	4,146	201,415	4,214
Diluted average common shares	10,404,657	10,308,368	10,378,996	10,285,939
Earnings per share of common stock:
Basic	$0.85	$0.74	$1.34	$1.26
Diluted	$0.84	$0.74	$1.31	$1.26

11.	Other Comprehensive Income (Loss)

A summary of other comprehensive income and loss is provided below:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Three Months Ended March 31, 2026
Interest rate swaps:
Unrealized gains	$448,204	$(115,368)	$332,836
Transfer of realized gains to interest expense	(257,915)	66,388	(191,527)
Net interest rate swaps	190,289	(48,980)	141,309
Defined benefit plans:
Amortization of net actuarial gains	(7,829)	2,015	(5,814)
Other comprehensive income	$182,460	$(46,965)	$135,495
Three Months Ended March 31, 2025
Interest rate swaps:
Unrealized losses	$(165,869)	$42,695	$(123,174)
Transfer of realized gains to interest expense	(327,190)	84,218	(242,972)
Net interest rate swaps	(493,059)	126,913	(366,146)
Defined benefit plans:
Amortization of net actuarial gains	(10,377)	2,671	(7,706)
Other comprehensive loss	$(503,436)	$129,584	$(373,852)

RGC RESOURCES, INC. AND SUBSIDIARIES

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Six Months Ended March 31, 2026
Interest rate swaps:
Unrealized gains	$625,742	$(161,067)	$464,675
Transfer of realized gains to interest expense	(598,531)	154,062	(444,469)
Net interest rate swaps	27,211	(7,005)	20,206
Defined benefit plans:
Amortization of net actuarial gains	(15,658)	4,030	(11,628)
Other comprehensive income	$11,553	$(2,975)	$8,578
Six Months Ended March 31, 2025
Interest rate swaps:
Unrealized gains	$528,308	$(135,986)	$392,322
Transfer of realized gains to interest expense	(711,463)	183,130	(528,333)
Net interest rate swaps	(183,155)	47,144	(136,011)
Defined benefit plans:
Amortization of net actuarial gains	(20,755)	5,342	(15,413)
Other comprehensive loss	$(203,910)	$52,486	$(151,424)

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

Reconciliation of Accumulated Other Comprehensive Income

			Accumulated
			Other
	Interest Rate	Defined Benefit	Comprehensive
	Swaps	Plans	Income
Balance at September 30, 2025	$664,568	$(402,836)	$261,732
Other comprehensive income (loss)	20,206	(11,628)	8,578
Balance at March 31, 2026	$684,774	$(414,464)	$270,310

12.	Income Taxes

The effective tax rates for the three-month and six-month periods ended March 31, 2026 and 2025 reflected in the table below are less than the combined federal and state statutory rate of 25.74% due to additional tax deductions from the amortization of excess deferred taxes and amortization of RNG tax credits deferred as a regulatory liability.  The effective tax rate for the three and six months ended March 31, 2026 is further reduced due to recognition of amortization of R&D tax credits deferred as a regulatory liability and certain restricted stock-related tax deductions.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Effective tax rate	22.6%	23.5%	22.2%	23.4%

RGC RESOURCES, INC. AND SUBSIDIARIES

During September 2025, the Company participated in the IRS Fast Track Settlement (FTS), which is a process that provides the IRS and taxpayers an opportunity to resolve disputes with an appeals official using mediation skills and settlement authority.  The IRS and Company agreed on a settlement equal to 40% of the R&D tax credits claimed for fiscal 2018 and 2019, the two years under examination.  The Company received approval from the SCC to refund the settled R&D tax credits, net of related fees, to customers over a 4-month period from January 2026 to April 2026.

ASC 740 provides for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recognized in the financial statements.  As a result of the FTS, the Company reduced the reserve for unrecognized tax benefits of $273,936 to $0 as of September 30, 2025. The Company evaluated its tax positions for the three and six months ended March 31, 2026 and has not identified any significant uncertain tax positions.

The Company’s policy is to classify interest associated with uncertain tax positions as interest expense in the financial statements. Tax penalties, if any, are netted against other income.

The Company files a consolidated federal income tax return and state income tax returns in Virginia and West Virginia, and thus subject to examinations by federal and state tax authorities.  The Company adjusted its income tax assets and liabilities to reflect the outcome of the FTS as of September 30, 2025.  With the completion of the IRS examination of the fiscal 2018 and 2019 federal returns, the federal returns and the state returns for Virginia and West Virginia for the tax years ended through September 30, 2022 are closed to examination.

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

Regulatory assets included in the Company’s accompanying balance sheets are as follows:

	March 31, 2026	September 30, 2025
Assets:
Current Assets:
Regulatory assets:
Accrued WNA revenues	$482,893	$504,003
Under-recovery of gas costs	1,134,184	750,295
Under-recovery of RNG revenues	739,126	1,019,821
Under-recovery of SAVE Plan revenues	120,158	265,317
Accrued pension	15,320	30,640
Other deferred expenses	12,762	12,762
Total current	2,504,443	2,582,838
Other Non-Current Assets:
Regulatory assets:
Premium on early retirement of debt	970,591	1,027,684
Accrued pension	2,168,902	2,168,902
Other deferred expenses	215,565	118,496
Total non-current	3,355,058	3,315,082

Total regulatory assets	$5,859,501	$5,897,920

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory liabilities included in the Company’s accompanying balance sheets are as follows:

	March 31, 2026	September 30, 2025
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Rate refund	$493,960	$—
Deferred income taxes	959,090	591,764
Supplier refunds	1,313,488	889,564
Other deferred liabilities	78,791	157,583
Total current	2,845,329	1,638,911
Deferred Credits and Other Non-Current Liabilities:
Regulatory cost of retirement obligations	16,636,661	15,869,691
Regulatory liabilities:
Deferred income taxes	10,785,695	13,649,719
Deferred postretirement medical	3,721,711	3,721,711
Total non-current	31,144,067	33,241,121

Total regulatory liabilities	$33,989,396	$34,880,032

As of March 31, 2026 and September 30, 2025, the Company had regulatory assets in the amount of $5,859,501 and $5,897,920, respectively, on which the Company did not earn a return during the recovery period.

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

During a routine inspection in the second quarter of fiscal 2026, the Company noted damage to its LNG facility.  The LNG facility, which has been in operation since 1972, is used for peak shaving on the coldest days.  The Company has hired subject matter experts to help assess the cause(s) and scope of the damage and to design possible solutions.  While that work is ongoing, the Company believes that the LNG facility is unlikely to be available in the 2026 to 2027 winter heating season.  The Company is developing plans to provide service without this facility.  The Company has engaged with both the SCC Staff and its insurance carrier.  Currently, the Company is unable to estimate the cost to complete the assessment and design processes as well as the investment necessary to repair the damage or replace the LNG facility.  The Company has held discussions with the SCC Staff about establishing a regulatory asset related to the event for amounts not covered by insurance.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Components of net periodic pension cost:
Service cost	$92,967	$96,858	$185,934	$193,716
Interest cost	380,324	352,602	760,648	705,204
Expected return on plan assets	(427,888)	(375,976)	(855,776)	(751,952)
Recognized loss	10,943	14,857	21,886	29,714
Net periodic pension cost	$56,346	$88,341	$112,692	$176,682

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Components of postretirement benefit cost:
Service cost	$—	$1,095	$—	$2,190
Interest cost	130,327	126,856	260,654	253,712
Expected return on plan assets	(216,083)	(182,430)	(432,166)	(364,860)
Recognized gain	(50,507)	(58,153)	(101,014)	(116,306)
Net postretirement benefit cost (income)	$(136,263)	$(112,632)	$(272,526)	$(225,264)

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

The Company has four leases for certain assets including office space and land classified as operating leases with original terms ranging from 3 to 20 years.  The Company entered into a new lease during the first quarter of fiscal 2026, which is a continuation of a prior lease. The Company determines if an arrangement is a lease at inception of the agreement based on the terms and conditions in the contract.  The operating lease ROU assets and operating lease liabilities are recognized at the present value of the future minimum lease payments over the lease term at commencement date.  As most of the leases do not provide an implicit rate, the Company uses an estimate of its secured incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.  The incremental borrowing rate is determined by management aided by inquiries of a third party.

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

Other information related to leases were as follows:

	Three Months Ended March 31,
	2026	2025
Supplemental Cash Flow Information:
Cash paid on operating leases	$6,600	$11,000
Right of use obtained in exchange for operating lease obligations	N/A	N/A
Weighted-average remaining term (in years)	14.9	17.3
Weighted-average discount rate	5.65%	5.65%

	Six Months Ended March 31,
	2026	2025
Supplemental Cash Flow Information:
Cash paid on operating leases	$ 25,800	$ 16,500
Right of use obtained in exchange for operating lease obligations	17,039	N/A
Weighted-average remaining term (in years)	14.9	17.3
Weighted-average discount rate	5.65%	5.65%

On March 31, 2026, the future minimum rental payments under non-cancelable operating leases by fiscal year were as follows:

2026	$30,800
2027	49,238
2028	45,600
2029	26,400
2030	26,400
Thereafter	316,800
Total minimum lease payments	495,238
Less imputed interest	(153,369)
Total	$341,869

17.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued.  There were no items not otherwise disclosed which would have materially impacted the Company's condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, Resources may announce or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects and closures, investments, inflation, ratemaking and other regulatory actions, debt refinancing, technological developments, new products, research and development activities, weather variations, operational impacts and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2025 Annual Report on Form 10-K, as well as an updated risk within Item 1A "Risk Factors" in Part II below.  These factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “target,” “expect,” “objective,” “projection,” “potential,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could,” “may,” or “might” are intended to identify forward-looking statements.

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

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 63,900 residential, commercial and industrial customers in Roanoke, Virginia and surrounding localities through its Roanoke Gas subsidiary.  Midstream, a wholly owned subsidiary of Resources, is a less than 1% investor in the MVP, Southgate and Boost.  The utility operations of Roanoke Gas are regulated by the SCC, which oversees the terms, conditions and rates charged to customers for natural gas service, safety standards, extension of service and depreciation.  The Company is also subject to regulation from the United States Department of Transportation in regard to the construction, operation, maintenance, safety and integrity of its transmission and distribution pipelines.  FERC regulates the prices for the transportation and delivery of natural gas to the Company’s distribution system and underground storage services.  In addition, the Company is subject to other regulations which are not necessarily industry specific.

Nearly all of the Company’s revenues are derived from the sale and delivery of natural gas to Roanoke Gas customers based on rates and fees authorized by the SCC.  These rates are designed to provide the Company with the opportunity to recover its gas and non-gas expenses and to earn a reasonable rate of return for shareholders based on normal weather.  These rates are determined based on various rate applications filed with the SCC.  Generally, investments related to extending service to new customers are recovered through the additional revenues generated by the non-gas base rates in place at that time.  The investment in replacing and upgrading existing non-SAVE infrastructure, as well as recovering increases in non-gas expenses due to inflationary pressures, regulatory requirements or operational needs, are generally not recoverable until a formal rate application is filed to include the additional investment and higher costs, and new non-gas base rates are implemented.

On December 2, 2025, the Company filed for an expedited rate application with the SCC to increase non-gas base rates by $4.3 million annually.  Pursuant to the Commission’s December 29, 2025 Order for Notice and Comment, the new base rates went into effect for service rendered on or after January 1, 2026, subject to refund.  The SCC's review of Roanoke Gas' filing is underway and a hearing is set for July 15, 2026.  Based on the procedural schedule established in the Commission’s Order, the Company anticipates final resolution of the case in the first quarter of fiscal 2027.

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

The SAVE Plan and Rider provides the Company with a mechanism through which it recovers costs related to qualified SAVE infrastructure investments on a prospective basis, until a rate application is filed incorporating these investments in non-gas base rates.  Roanoke Gas filed and received approval from the SCC for an updated annual SAVE Rider rate which became effective October 1, 2025.  As a result of the updated SAVE Rider, SAVE Plan revenues increased by approximately $261,000 and $532,000, respectively, for the three-month and six-month periods ended March 31, 2026 compared to the same periods last year.  The updated SAVE Rider is expected to result in approximately $2.61 million of annualized SAVE-related revenues during fiscal 2026.  Additional information regarding the SAVE Plan and Rider is provided in Note 4 of the condensed consolidated financial statements.

The WNA mechanism reduces the volatility in earnings due to the variability in temperatures during the heating season.  The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when weather is colder than normal.  The WNA allows the Company to recover from its customers the lost margin (excluding gas costs) from warmer-than-normal weather and correspondingly requires the Company to refund the excess margin earned for colder-than-normal weather.  The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day and thereby estimates the revenue adjustment based on weather variance from normal.  Any billings or refunds related to the WNA are completed following each WNA year, which extends for the 12-month period from April to March.  For the three months ended March 31, 2026, the Company accrued approximately $298,000 in additional revenues under the WNA model for weather that was 2% warmer than normal, compared to reducing revenues by approximately $27,000 for weather that was in line with normal for the corresponding period last year.  For the six months ended March 31, 2026, the Company reduced revenues by approximately $21,000 for weather that was in line with normal, compared to approximately $473,000 in additional revenues for weather that was 2% warmer than normal for the corresponding period last year.  The WNA for the 12-month period ended March 31, 2026 was approximately $483,000, which will be billed to customers during May 2026.

The Company has an approved rate structure to mitigate the impact of the financing costs of its natural gas inventory.  Under this rate structure, Roanoke Gas recognizes revenue by applying the ICC factor, based on the Company’s weighted-average cost of capital, including interest rates on short-term and long-term debt, and the Company’s authorized return on equity, to the average cost of natural gas inventory during the period.  Total ICC revenues decreased nominally for both the three-month and six-month periods ended March 31, 2026 compared to the corresponding periods last year.  While the average price of gas in storage fluctuated nominally for the six-month period ended March 31, 2026 compared to the same period in the prior year, the average price of gas in storage decreased by 4% during the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025.  If natural gas prices remain at or continue to decline as compared to the prior year, coupled with possible reduced storage levels at the LNG facility, the average dollar balance of gas in storage is expected to decrease, leading to lower ICC revenues in fiscal 2026.

Roanoke Gas operates an RNG facility, through a cooperative agreement with the Western Virginia Water Authority, to produce commercial quality RNG for delivery into its distribution system.  Roanoke Gas is allowed to recover the costs associated with the investment in RNG facilities and the related operating costs through an RNG Rider added to customer bills that was approved by the SCC in 2023 and updated annually.  Customers receive the benefit of environmental credits generated through the production of RNG.  Roanoke Gas recognized approximately $450,000 and $934,000, respectively, in RNG revenue for the three and six months ended March 31, 2026 compared to approximately $429,000 and $817,000 for the corresponding periods in the prior year.

The cost of natural gas, which is a pass-through cost, is independent of the Company's non-gas rates.  Accordingly, the Company's approved billing rates include a component designed to allow for the recovery of the cost of natural gas.  This rate component, referred to as the PGA, allows the Company to pass along to its customers increases and decreases in natural gas costs through a quarterly filing, or more frequent if necessary, once SCC staff approval is received.  As actual costs will differ from the projections used in establishing the PGA rate, the Company will either over-recover or under-recover its actual gas costs during the period.  The difference between actual costs incurred and costs recovered through the application of the PGA is recorded as a regulatory asset or liability.  At the end of the annual deferral period, the balance is amortized over a succeeding 12-month period through the ensuing non-gas rate component.  Due to the extended and extreme cold weather experienced across the eastern half of the United States during Winter Storm Fern, natural gas prices spiked from less than $4 per DTH to well over $30 per DTH at the end of January and into February 2026.  As such, the Company adjusted the PGA rate effective February 2026 to offset the increased under-recovery of gas costs, which are anticipated to be collected from customers over the ensuing 12 to 18 months.

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

Three Months Ended March 31, 2026:

Net income increased by $1,068,282 for the three months ended March 31, 2026, compared to the same period last year, primarily due to implementation of higher non-gas base rates effective January 1, 2026.

The tables below reflect operating revenues, volume activity and heating degree days.

	Three Months Ended March 31,		Increase / (Decrease)
	2026	2025		Percentage
Operating Revenues
Gas utility	$45,432,878	$36,435,936	$8,996,942	25%
Non utility	24,131	26,161	(2,030)	(8)%
Total operating revenues	$45,457,009	$36,462,097	$8,994,912	25%
Delivered Volumes
Regulated natural gas (DTH)
Residential and commercial	3,190,805	3,361,037	(170,232)	(5)%
Transportation and interruptible	1,093,433	1,163,021	(69,588)	(6)%
Total delivered volumes	4,284,238	4,524,058	(239,820)	(5)%
HDD	1,975	2,025	(50)	(2)%

Total operating revenues for the three months ended March 31, 2026, compared to the same period last year, increased by approximately 25% primarily due to the implementation of a non-gas base rate increase, higher natural gas commodity prices and increased SAVE revenues, slightly offset by a reduction in delivered volumes.  Roanoke Gas placed new non-gas rates into effect for natural gas service rendered on or after January 1, 2026, subject to refund.  These new non-gas rates will generate approximately $4.3 million in additional annual revenues, all of which was allocated to the volumetric component; and as such, a larger portion of the rate increase was recognized during the quarter due to the volume of gas consumption.  Additionally, total natural gas costs increased by 44% compared to the same period last year, primarily due to pipeline capacity charges increasing over $1.2 million, which corresponds to a 54% increase in the gas cost component included in the total customer billing rate. The average commodity price per dekatherm during the current quarter was $5.90 compared to $3.80 per dekatherm for the corresponding quarter in the prior year.  Overall volumes delivered decreased in line with the decrease in HDD as weather for the whole quarter was 2% warmer compared to the 30-year normal despite Winter Storm Fern.  Transportation and interruptible volumes declined by 6% as a single, multi-fuel customer that had been utilizing natural gas as its primary fuel source reduced its consumption during the quarter, however, the Company expects this customer's usage to return to normal levels.  SAVE Plan revenues increased by approximately $261,000 compared to the same period in the prior year as Roanoke Gas continues to invest in qualified SAVE infrastructure projects.

	Three Months Ended March 31,		Increase
	2026	2025		Percentage
Gross Utility Margin
Gas utility revenues	$45,432,878	$36,435,936	$8,996,942	25%
Cost of gas - utility	24,611,552	17,062,153	7,549,399	44%
Gross utility margin	$20,821,326	$19,373,783	$1,447,543	7%

RGC RESOURCES, INC. AND SUBSIDIARIES

Gross utility margin increased 7% from the same period last year primarily as a result of the aforementioned increases in non-gas base rates, as well as increased SAVE and RNG revenues, which contributed $611,000 and $298,000, respectively. As discussed in the Overview section, the WNA model adjusts for the impact of variability of temperatures during the heating season.  The WNA model calculates what the corresponding volumes would be if temperatures were equivalent to the 30-year normal during each period and adjusts for the difference in margin from normal.  In applying the WNA model to both the current and prior periods, the volumetric margin, inclusive of the WNA, increased by approximately $1.1 million due to weather that was 2% warmer than normal.

The changes in the components of gas utility margin are summarized below:

	Three Months Ended March 31,		Increase/
	2026	2025	(Decrease)
Customer base charge	$4,154,529	$4,118,891	$35,638
ICC	86,194	101,758	(15,564)
SAVE Plan	610,703	350,192	260,511
Volumetric	15,162,185	14,349,462	812,723
WNA	298,337	(26,990)	325,327
RNG	450,008	428,930	21,078
Other revenues	59,370	51,540	7,830
Total	$20,821,326	$19,373,783	$1,447,543

The tables below provide a reconciliation between gross utility margin and gross margin:

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended March 31, 2026
Operating revenues
Gas utility	$45,432,878	$—	$45,432,878
Non utility	24,131	—	24,131
Total operating revenues	45,457,009	—	45,457,009
Cost of sales
Cost of gas - utility	(24,611,552)	—	(24,611,552)
Cost of sales - non utility	(4,866)	—	(4,866)
Depreciation and amortization	(3,071,105)	—	(3,071,105)
Operations and maintenance	(5,591,695)	(27,271)	(5,618,966)
Total cost of sales	(33,279,218)	(27,271)	(33,306,489)
Gross margin (GAAP)	12,177,791	(27,271)	12,150,520
Corporate and other, net	(19,265)	—	(19,265)
Depreciation and amortization	3,071,105	—	3,071,105
Operations and maintenance	5,591,695	27,271	5,618,966
Gross utility margin (Non-GAAP)	$20,821,326	$—	$20,821,326

RGC RESOURCES, INC. AND SUBSIDIARIES

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended March 31, 2025
Operating revenues
Gas utility	$36,435,936	$—	$36,435,936
Non utility	26,161	—	26,161
Total operating revenues	36,462,097	—	36,462,097
Cost of sales
Cost of gas - utility	(17,062,153)	—	(17,062,153)
Cost of sales - non utility	(5,418)	—	(5,418)
Depreciation and amortization	(2,856,768)	—	(2,856,768)
Operations and maintenance	(5,285,738)	(37,453)	(5,323,191)
Total cost of sales	(25,210,077)	(37,453)	(25,247,530)
Gross margin (GAAP)	11,252,020	(37,453)	11,214,567
Corporate and other, net	(20,743)	—	(20,743)
Depreciation and amortization	2,856,768	—	2,856,768
Operations and maintenance	5,285,738	37,453	5,323,191
Gross utility margin (Non-GAAP)	$19,373,783	$—	$19,373,783

Operations and maintenance expenses increased $295,775, or 6%.  The Company continues to experience inflation over the 2% level historically targeted by the Federal Reserve. Inflation levels in health care benefits, certain types of insurance, contracted services and IT service costs, as well as other items, continue to put upward pressure on the Company's expenses.  Contracted services increased by approximately $86,000 also due to inflationary pressures as well as increased customer turn-ons.  Capitalized construction overheads declined by approximately $124,000 due to a reduction in Roanoke Gas capital projects as a result of winter weather.  Higher corporate insurance premiums accounted for much of the remaining cost increase.

Taxes other than income taxes increased by $51,945, or 6%, due to higher property taxes associated with growth in utility property and increased tax rates.

Depreciation expense increased by $214,337, or 8%, corresponding to a similar increase in investments in depreciable utility property.  Increases over the last year in capitalized software, with shorter useful lives, resulted in depreciation expense increasing slightly more than the 5% increase in the average utility property balance from the prior year quarter.

Equity in earnings of unconsolidated affiliate increased by $102,816, or 13%.  See Note 5 of the consolidated financial statements for additional information related to the MVP.

Other income, net increased by $228,788, or 49%, primarily due to increased interest income and postretirement income, partially offset by a decrease in revenue sharing related to the renewed asset management agreement.

Interest expense decreased by $44,437, or 3%, as the weighted-average interest rate on total debt decreased from 4.33% during the second quarter of fiscal 2025 to 4.10% in the current quarter.  Midstream's interest expense decreased by $89,017, or 13%, as the total average debt outstanding decreased by approximately $1,586,000 as a result of  principal payments made on term notes, along with the weighted-average interest rate decreasing from 5.06% during the second quarter of fiscal 2025 to 4.53% in the current quarter.  Roanoke Gas' interest expense increased by $44,580, or 5%, as total average debt outstanding increased by approximately $3,870,000 associated with higher net borrowings under the Company's line-of-credit.  Roanoke Gas' weighted-average interest rate remained relatively flat from the second quarter of fiscal 2025 to the current quarter.  See Notes 6 and 7 of the consolidated financial statements for more information on the Company's debt.

Income tax expense increased by $191,767, or 8%, primarily corresponding to the increase in pre-tax income.  The effective tax rate was 22.6% and 23.5% for the three-month periods ended March 31, 2026 and 2025, respectively.  The effective tax rate is below the combined statutory state and federal rate due to the amortization of excess deferred taxes and tax credits.  Additionally, certain restricted stock-related tax deductions contributed to a further reduction to the effective tax rate during the current period.

RGC RESOURCES, INC. AND SUBSIDIARIES

Six Months Ended March 31, 2026:

Net income increased by $681,458 for the six months ended March 31, 2026, compared to the same period last year, primarily due to the aforementioned implementation of higher non-gas base rates this quarter, lower interest expense and income taxes, slightly offset by continued inflationary pressures on operating costs.

The tables below reflect operating revenues, volume activity and heating degree days.

	Six Months Ended March 31,		Increase/
	2026	2025	(Decrease)	Percentage
Operating Revenues
Gas utility	$75,668,019	$63,699,140	$11,968,879	19%
Non utility	49,458	52,443	(2,985)	(6)%
Total operating revenues	$75,717,477	$63,751,583	$11,965,894	19%
Delivered Volumes
Regulated natural gas (DTH)
Residential and commercial	5,497,052	5,535,590	(38,538)	(1)%
Transportation and interruptible	2,281,414	2,483,870	(202,456)	(8)%
Total delivered volumes	7,778,466	8,019,460	(240,994)	(3)%
HDD	3,489	3,391	98	3%

Total operating revenues for the six months ended March 31, 2026, compared to the same period last year, increased by approximately 19% for similar reasons as previously discussed for the quarter.  Total natural gas costs increased by 36% compared to the same period last year, primarily due to pipeline capacity charges increasing over $2.3 million, which corresponds to a 38% increase in the gas cost component included in the total customer billing rate. The average commodity price per dekatherm for the first half of fiscal 2026 was $5.10 compared to $3.70 per dekatherm for the same period in the prior year.  Although weather was 3% colder than the prior year and almost even with the 30-year normal, delivered volumes decreased 3%. Weather-sensitive residential and commercial volumes declined 1%, while transportation and interruptible volumes declined by 8% as a single, multi-fuel customer that had been utilizing natural gas as its primary fuel source reduced its consumption, however, the Company expects this customer's usage to return to normal levels.  SAVE Plan revenues increased by approximately $532,000 compared to the same period in the prior year as Roanoke Gas continues to invest in qualified SAVE infrastructure projects.

	Six Months Ended March 31,
	2026	2025	Increase	Percentage
Gross Utility Margin
Gas utility revenues	$75,668,019	$63,699,140	$11,968,879	19%
Cost of gas - utility	39,193,167	28,764,862	10,428,305	36%
Gross utility margin	$36,474,852	$34,934,278	$1,540,574	4%

Gross utility margin increased 4% from the same period last year primarily as a result of the aforementioned increases in non-gas base rates and gas costs, as well as increased SAVE and RNG revenues, which contributed $1.2 million and $934,000, respectively, to margin.

The changes in the components of gas utility margin are summarized below:

	Six Months Ended March 31,		Increase/
	2026	2025	(Decrease)
Customer base charge	$8,233,457	$8,184,039	$49,418
ICC	278,952	291,665	(12,713)
SAVE Plan	1,175,879	644,191	531,688
Volumetric	25,739,522	24,416,549	1,322,973
WNA	(21,110)	473,456	(494,566)
RNG	934,259	816,933	117,326
Other revenues	133,893	107,445	26,448
Total	$36,474,852	$34,934,278	$1,540,574

RGC RESOURCES, INC. AND SUBSIDIARIES

The tables below provide a reconciliation between gross utility margin and gross margin:

	Gas Utility	Investment in Affiliates	Consolidated Total
Six Months Ended March 31, 2026
Operating revenues
Gas utility	$75,668,019	$—	$75,668,019
Non utility	49,458	—	49,458
Total operating revenues	75,717,477	—	75,717,477
Cost of sales
Cost of gas - utility	(39,193,167)	—	(39,193,167)
Cost of sales - non utility	(9,738)	—	(9,738)
Depreciation and amortization	(6,142,210)	—	(6,142,210)
Operations and maintenance	(10,775,319)	(66,128)	(10,841,447)
Total cost of sales	(56,120,434)	(66,128)	(56,186,562)
Gross margin (GAAP)	19,597,043	(66,128)	19,530,915
Corporate and other, net	(39,720)	—	(39,720)
Depreciation and amortization	6,142,210	—	6,142,210
Operations and maintenance	10,775,319	66,128	10,841,447
Gross utility margin (Non-GAAP)	$36,474,852	$—	$36,474,852

	Gas Utility	Investment in Affiliates	Consolidated Total
Six Months Ended March 31, 2025
Operating revenues
Gas utility	$63,699,140	$—	$63,699,140
Non utility	52,443	—	52,443
Total operating revenues	63,751,583	—	63,751,583
Cost of sales
Cost of gas - utility	(28,764,862)	—	(28,764,862)
Cost of sales - non utility	(9,767)	—	(9,767)
Depreciation and amortization	(5,700,128)	—	(5,700,128)
Operations and maintenance	(9,939,694)	(72,168)	(10,011,862)
Total cost of sales	(44,414,451)	(72,168)	(44,486,619)
Gross margin (GAAP)	19,337,132	(72,168)	19,264,964
Corporate and other, net	(42,676)	—	(42,676)
Depreciation and amortization	5,700,128	—	5,700,128
Operations and maintenance	9,939,694	72,168	10,011,862
Gross utility margin (Non-GAAP)	$34,934,278	$—	$34,934,278

Operations and maintenance expenses increased $829,585, or 8%.  The Company continues to experience inflation over the 2% level historically targeted by the Federal Reserve. Inflation levels in health care benefits, certain types of insurance, contracted services and IT service costs, as well as other items, continue to put upward pressure on the Company's expenses.  Personnel costs increased by approximately $147,000 due to increased staffing and the inflationary impact on salaries and benefits.  Contracted services increased by approximately $274,000 also due to inflationary pressures as well as increased customer turn-ons.  Capitalized construction overheads declined by approximately $311,000 due to a reduction in Roanoke Gas capital projects as a result of winter weather.  Higher corporate insurance premiums and RNG-related costs accounted for much of the remaining increase, which were slightly offset by a decrease in professional services expenses.

RGC RESOURCES, INC. AND SUBSIDIARIES

Taxes other than income taxes increased by $159,627, or 10%, due to higher property taxes associated with growth in utility property and increased tax rates, as well as increases in payroll taxes.

Depreciation expense increased by $442,082, or 8%, corresponding to a similar increase in investments in depreciable utility property.  Increases over the last year in capitalized software, with shorter useful lives, resulted in depreciation expense increasing slightly more than the 5% increase in the average utility property balance.

Equity in earnings of unconsolidated affiliate increased by $75,673, or 5%.  See Note 5 of the consolidated financial statements for additional information related to the MVP.

Other income, net increased by $260,441, or 28%, primarily due to additional interest income and increased postretirement income, partially offset by a decrease in revenue sharing related to the asset management agreement.

Interest expense decreased by $153,217, or 4%, as the weighted-average interest rate on total debt decreased from 4.40% during the first six months of fiscal 2025 to 4.12% in the current year.  Midstream's interest expense decreased by $210,295, or 15%, as the total average debt outstanding decreased by approximately $1,460,000 as a result of principal payments made on term notes, along with the weighted-average interest rate decreasing from 5.22% during the first six months of fiscal 2025 to 4.58 % in the current year.  Roanoke Gas' interest expense increased by $57,078, or 3%, as total average debt outstanding increased by approximately $2,727,000 associated with net borrowings under the Company's line-of-credit.  Roanoke Gas' weighted-average interest rate remained relatively flat from the first six months of fiscal 2025 to the current year.  See Notes 6 and 7 of the consolidated financial statements for more information on the Company's debt.

Income tax expense decreased by $85,803, or 2%.  The effective tax rate was 22.2% and 23.4% for the six-month periods ended March 31, 2026 and 2025, respectively.  The effective tax rate is below the combined statutory state and federal rate due to the amortization of excess deferred taxes and tax credits.  Additionally, amortization recognition related to R&D tax credits and certain restricted stock-related tax deductions contributed to a further reduction to the effective tax rate during the current period.

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

Asset Management and Gas Supply

Roanoke Gas relies on multiple interstate pipelines and gas storage to transport natural gas from production and storage fields into the Company's distribution system. Roanoke Gas is currently served directly by three primary pipelines and uses a third-party asset manager to oversee its pipeline transportation, storage rights and gas supply inventories and deliveries in order to provide a secure and reliable source of natural gas to its customers.  In return for utilizing the excess capacities of the transportation and storage rights, the asset manager pays Roanoke Gas a monthly utilization fee.  In accordance with an SCC order issued in 2018, a portion of the utilization fee is retained by the Company with the balance passed through to customers through reduced gas costs.  The current asset management contract is for a three-year term, expiring in March 2028.

RGC RESOURCES, INC. AND SUBSIDIARIES

In addition, the Company produces commercial quality RNG for delivery into its distribution system and operates and maintains an LNG liquefaction, vaporization and storage tank facility to supplement heating season gas supply requirements on the coldest days (the LNG peak shaving facility).  During a routine inspection in the second quarter of fiscal 2026, the Company noted damage to its LNG tank.  The Company has hired subject matter experts to help assess the cause(s) and scope of the damage and to design possible solutions.  While that work is ongoing, the Company believes that the LNG peak shaving facility is unlikely to be available in the 2026 to 2027 winter heating season and is developing plans to provide service without this facility.  Currently, the Company is unable to estimate the cost to complete the assessment and design processes as well as any investment necessary to repair the damage or replace the LNG facility.  The Company has held discussions with the SCC Staff about establishing a regulatory asset related to the event for amounts not covered by insurance.

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

The Company recognizes its share of earnings from the LLC, favorably adjusted for a basis difference between the Company's proportional share of assets and its carrying value that arose when the Company recorded an other-than-temporary impairment of its investment in 2022.  This basis difference amortization is a favorable non-cash adjustment over the operational life of the MVP, or 40 years. For the second quarter of fiscal 2026 and 2025, the Company recorded equity in earnings of consolidated affiliates of approximately $904,000 and $801,000, respectively. For the first six months of fiscal 2026 and 2025, the Company recorded equity in earnings of consolidated affiliates of approximately $1.7 million in both periods.  The Company received a quarterly cash distribution of its share from the LLC totaling approximately $641,000 and $983,000 during the second quarter of fiscal 2026 and 2025, respectively, which was a return on its invested capital, and expects future quarterly distributions to be of a similar magnitude.  For the first half of fiscal 2026 and 2025, quarterly cash distributions totaled $1.4 million and $1.8 million, respectively.  The Company is using this cash to pay interest and other expenditures related to Midstream.  The Company refinanced all of the debt supporting its investment in the MVP in September 2025, as described in the liquidity section.

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

Cash and cash equivalents increased by $1,071,617 for the six-month period ended March 31, 2026 compared to an increase of $1,258,586 for the six-month period ended March 31, 2025. The following table summarizes the sources and uses of cash:

	Six Months Ended March 31,
Cash Flow Summary	2026	2025
Net cash provided by operating activities	$16,470,727	$21,834,963
Net cash used in investing activities	(10,514,346)	(10,708,806)
Net cash used in financing activities	(4,884,764)	(9,867,571)
Increase in cash and cash equivalents	$1,071,617	$1,258,586

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

Cash flows from operating activities for the six months ended March 31, 2026 decreased by $5,364,236 compared to the same period last year. Under-recovered gas costs increased approximately $384,000 during the six months ended March 31, 2026 compared to a $5.8 million increase in over-recovered gas cost during the same period in the prior year.  The fluctuation from a liability position to an asset position resulted in a decline of approximately $6.2 million in operating cash flows between periods.  As previously discussed, due to the extended and extreme cold weather experienced across the eastern half of the United States during Winter Storm Fern, natural gas prices spiked from less than $4 per DTH to well over $30 per DTH at the end of January and into February 2026.  As a result, total commodity costs increased from $3.70 per DTH in the first half of fiscal 2025 to $5.07 per DTH in the first half of fiscal 2026.  Although incurred by the Company during the six months ended March 31, 2026, the recovery of these costs will be collected from customers over the ensuing 12 to 18 months.  The colder weather and increased gas costs also resulted in higher accounts receivable balances.

Cash Flows Used in Investing Activities:

Investing activities primarily consist of expenditures related to Roanoke Gas' utility property, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant and gas distribution system facilities and expansion of its natural gas system to meet new customer demand.  The Company is continuing its focus on SAVE infrastructure replacement projects, including the replacement of pre-1973 first generation plastic pipe.  New customer demand for natural gas continues to be steady and therefore extending the natural gas distribution system within its service territory is also a priority.  Roanoke Gas' total capital expenditures for the six-month period ended March 31, 2026 were approximately $9.8 million compared to $10.7 million during the same period last year.  The decline is a result of colder weather delaying completion of capital projects. Total fiscal 2026 capital expenditures are expected to be approximately $22 million.

Investing cash flows also include the Company's funding of its participation in Southgate and Boost, with a total cash investment of approximately $731,000 for the six months ended March 31, 2026, which are being funded by dedicated revolving credit facilities as described below.  With FERC approval and issuance of the Notice to Proceed on the Southgate extension, construction activities have begun.  While the Boost expansion is pending FERC approval, investments have been made for materials related to the construction of the pipeline and other pre-constructions costs.  With MVP in service, Midstream will incur periodic, future capital investment related to ongoing MVP operations requirements and system improvements.

Cash Flows Provided by Financing Activities:

Financing activities generally consist of borrowings and repayments under credit agreements, issuance of common stock and the payment of dividends.  Net cash flows used in financing activities were approximately $4.9 million for the six months ended March 31, 2026, compared to approximately $9.9 million for the same period last year.  The $5 million reduction in financing cash flows is primarily attributable to a decrease in net repayments under Roanoke Gas' line-of-credit, slightly offset by an increase in net payments under Midstream's notes payable. The Company's net payments on Roanoke Gas' line-of-credit during the first six months of fiscal 2026 were $1.2 million compared to $7.0 million in the same period last year.  Additionally, during the first half of fiscal 2026, Midstream repaid a net $692,000 compared to borrowing a net $145,000 during the same period in the prior year. Notes 6 and 7 provide details on the Company's line-of-credit and borrowing activity.

Resources issued a total of 67,503 shares of common stock resulting in net proceeds of approximately $1.4 million during the first six months of fiscal 2026, compared to issuing 59,986 shares of common stock resulting in net proceeds of approximately $1.2 million during the first six months of fiscal 2025. The ATM program was not utilized during either period.

Management regularly evaluates the Company’s liquidity through a review of its available financing resources and its cash flows.  Roanoke Gas has a term note in the principal amount of $15 million coming due in August 2026.  Management believes Roanoke Gas has access to sufficient financing resources to meet its cash requirements for the next year, including cash from operations, the line of credit and a private shelf facility. Roanoke Gas may also adjust capital spending as necessary, if such a need would arise.

RGC RESOURCES, INC. AND SUBSIDIARIES

Midstream's future cash requirements will relate to regular monthly operating expenses, debt service and capital contributions. The Company received two quarterly cash distributions from MVP in fiscal 2026 totaling approximately $1.4 million, and should receive similar quarterly distributions going forward.  On September 5, 2025, Midstream established new amortizing term notes with two banks in the initial amounts of $38.6 million and $15 million, which refinanced and replaced all of Midstream's outstanding debt.  The term notes mature on September 5, 2032. Also on September 5, 2025, Midstream entered into a new Loan Agreement for the MVP Southgate extension and MVP Boost expansion that can be drawn to principal amounts of $1.85 million and $3.65 million, respectively.  These loans mature on September 5, 2030, at which time the outstanding principal balance on each note is due. With the establishment of the new term notes, Midstream's total debt principal payments over the succeeding 12 months is $2,846,018.  Management believes that it will be able to meet Midstream's cash requirements over the ensuing 12-month period with availability on the Southgate and Boost revolving credit facilities and its quarterly cash distributions from MVP.

As of March 31, 2026, Resources' long-term capitalization ratio was 46% equity and 54% debt.

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

Through March 31, 2026, the Company has evaluated, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls.  There were no changes in internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On April 1, 2026, the Company implemented a new system of record for revenue transactions with customers. While the Company expects this implementation to either strengthen or have minimal impact to existing internal controls, we will continue to evaluate and monitor our internal control over financial reporting as processes and procedures are finalized with the implementation.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Resources' Annual Report on Form 10-K for the year ended September 30, 2025; one risk factor has been revised as follows:

Risks associated with the operation of a natural gas distribution pipeline and LNG storage facility.

Numerous potential risks are inherent in the operation of a natural gas distribution system and LNG storage facility, including unanticipated or unforeseen events that are beyond the control of the Company.  Examples of such events include adverse weather conditions, acts of terrorism or sabotage, accidents and damage caused by third parties, equipment failure or damage, failure of upstream pipelines and storage facilities, as well as catastrophic events such as explosions, fires, earthquakes, floods, or other similar events. These risks could result in injury or loss of life, property damage, pollution and customer service disruption resulting in potentially significant financial losses.  The Company has experienced damage at its LNG storage facility as described in Note 14.  The Company maintains insurance coverage to protect against many of these risks.  However, if losses result from an event that is not fully covered by insurance, the Company’s financial condition could be significantly impacted if it were unable to recover such losses from customers through the regulatory rate-making process.  Even if the Company did not incur a direct financial loss as a result of any of the events noted above, it could encounter significant reputational damage from a reliability, safety, integrity or similar viewpoint, potentially resulting in a longer-term negative earnings impact or decline in share price.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 6 – EXHIBITS

Number	Description
10.1	First Amendment to Amended and Restated Promissory Note and Third Amendment to Amended and Restated Loan Agreement by Roanoke Gas Company with Pinnacle Bank, dated March 17, 2026 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed March 19, 2026).
10.2	Fourth Amendment to Private Shelf Agreement dated as of March 30, 2026 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed April 1, 2026).
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RGC Resources, Inc.

Date: May 7, 2026	By:	/s/ Timothy J. Mulvaney
Timothy J. Mulvaney
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)