Form 10-Q
period 2026-06-30
RGC RESOURCES INC
filed 2026-08-06
CIK 1069533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2026
Common Stock, $5 Par Value	10,419,556

INDEX

GLOSSARY OF TERMS

AFUDC	Allowance for Funds Used During Construction

AOCI/AOCL	Accumulated Other Comprehensive Income (Loss)

ARO	Asset Retirement Obligation

ARP

Alternative Revenue Program, regulatory or rate recovery mechanisms approved by the SCC that allow for the adjustment of revenues for certain broad, external factors, or for additional billings if the entity achieves certain performance targets

ASC	Accounting Standards Codification

ASU	Accounting Standards Update as issued by the FASB

ATM	At-the-market program whereby a Company can incrementally offer common stock through a broker at prevailing market prices and on an as-needed basis

Boost	Mountain Valley Pipeline, LLC's Boost project, which is a project to add compression on the MVP mainline to enable 600,000 additional DTHs of daily capacity

CODM	Chief Operating Decision Maker

Company	RGC Resources, Inc. or Roanoke Gas Company

CPCN	Certificate of Public Convenience and Necessity

DRIP	Dividend Reinvestment and Stock Purchase Plan of RGC Resources, Inc.

DTH	Dekatherm (a measure of energy used primarily to measure natural gas)

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act of 1974

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

HDD	Heating degree day, a measurement designed to quantify the demand for energy. It is the number of degrees that a day’s average temperature falls below 65 degrees Fahrenheit

ICC	Inventory carrying cost revenue, an SCC approved rate structure that mitigates the impact of financing costs on natural gas inventory

IRS	Internal Revenue Service

KEYSOP	RGC Resources, Inc. Key Employee Stock Option Plan

LDI	Liability Driven Investment approach, a strategy which reduces the volatility in the pension plan's funded status and expense by matching the duration of the fixed income investments with the duration of the corresponding pension liabilities

LLC	Mountain Valley Pipeline, LLC, a joint venture established to design, construct and operate the Mountain Valley Pipeline, MVP Southgate and MVP Boost

LNG	Liquefied natural gas, the cryogenic liquid form of natural gas. Roanoke Gas operates and maintains a plant capable of producing and storing up to 200,000 DTH of liquefied natural gas

MGP	Manufactured gas plant

Midstream	RGC Midstream, LLC, a wholly-owned subsidiary of Resources created to invest in pipeline projects including the MVP and Southgate

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

SCC	Virginia State Corporation Commission, the regulatory body with oversight responsibilities of the utility operations of Roanoke Gas

SEC	U.S. Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

Southgate	Mountain Valley Pipeline, LLC’s Southgate project, which is a project to construct a FERC-regulated natural gas pipeline from the MVP in south central Virginia to North Carolina

S&P 500 Index	Standard & Poor’s 500 Stock Index

WNA	Weather Normalization Adjustment, an ARP mechanism which adjusts revenues for the effects of weather temperature variations as compared to the 30-year average

Some of the terms above may not be included in this filing

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,473,427	$2,320,369
Accounts receivable (less allowance for credit losses of $576,431 and $142,911, respectively)	6,346,425	4,836,982
Inventories	2,005,273	2,018,316
Gas in storage	4,261,264	8,097,586
Prepaid income taxes	92,910	1,618,560
Regulatory assets	4,553,070	2,582,838
Interest rate swaps	550,336	828,573
Other	1,724,114	1,015,967
Total current assets	22,006,819	23,319,191
UTILITY PROPERTY:
In service	377,488,863	366,843,353
Accumulated depreciation and amortization	(106,052,596)	(100,131,084)
In service, net	271,436,267	266,712,269
Construction work in progress	11,069,556	8,201,314
Utility property, net	282,505,823	274,913,583
OTHER NON-CURRENT ASSETS:
Regulatory assets	5,291,256	3,315,082
Investment in unconsolidated affiliates	22,261,893	20,723,697
Benefit plan assets	6,056,947	5,935,885
Deferred income taxes	210,361	617,390
Interest rate swaps	823,192	421,511
Other	502,840	593,227
Total other non-current assets	35,146,489	31,606,792
TOTAL ASSETS	$339,659,131	$329,839,566

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2026	2025
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,846,018	$2,846,018
Dividends payable	2,266,505	2,145,558
Accounts payable	8,454,683	7,085,817
Capital contributions payable	392,163	—
Customer credit balances	1,097,450	1,891,161
Income taxes payable	147,875	—
Customer deposits	1,962,431	1,537,311
Accrued expenses	4,068,509	5,312,204
Interest rate swaps	35,735	57,144
Regulatory liabilities	2,103,199	1,638,911
Other	32,124	25,600
Total current liabilities	23,406,692	22,539,724
LONG-TERM DEBT:
Line-of-credit	12,811,880	11,916,760
Notes payable	133,139,644	134,258,197
Unamortized debt issuance costs	(344,437)	(405,794)
Long-term debt, net	145,607,087	145,769,163
DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
Asset retirement obligations	12,070,289	11,640,435
Regulatory cost of retirement obligations	17,016,675	15,869,691
Benefit plan liabilities	250,854	201,194
Deferred income taxes	3,692,160	2,277,550
Interest rate swaps	77,427	298,016
Regulatory liabilities	14,359,465	17,371,430
Other	304,303	319,573
Total deferred credits and other non-current liabilities	47,771,173	47,977,889
STOCKHOLDERS’ EQUITY:
Common stock, $5 par; authorized 20,000,000 shares; issued and outstanding 10,418,255 and 10,338,308 shares, respectively	52,091,275	51,691,540
Preferred stock, no par, authorized 5,000,000 shares; no shares issued and outstanding	—	—
Capital in excess of par value	50,629,846	49,311,486
Retained earnings	19,683,676	12,288,032
Accumulated other comprehensive income	469,382	261,732
Total stockholders’ equity	122,874,179	113,552,790
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$339,659,131	$329,839,566

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
OPERATING REVENUES:
Gas utility	$17,082,066	$17,239,550	$92,750,085	$80,938,690
Non utility	23,327	25,065	72,785	77,508
Total operating revenues	17,105,393	17,264,615	92,822,870	81,016,198
OPERATING EXPENSES:
Cost of gas - utility	6,902,067	7,816,181	46,095,234	36,581,043
Cost of sales - non utility	4,825	4,791	14,563	14,558
Operations and maintenance	5,122,000	4,587,672	15,963,447	14,599,534
Taxes other than income taxes	833,127	750,067	2,529,755	2,287,068
Depreciation and amortization	3,071,105	2,909,344	9,213,315	8,609,472
Total operating expenses	15,933,124	16,068,055	73,816,314	62,091,675
OPERATING INCOME	1,172,269	1,196,560	19,006,556	18,924,523
Equity in earnings of unconsolidated affiliates	764,178	772,082	2,495,239	2,427,470
Other income, net	328,966	244,000	1,526,376	1,180,969
Interest expense	1,551,750	1,512,754	4,808,738	4,922,959
INCOME BEFORE INCOME TAXES	713,663	699,888	18,219,433	17,610,003
INCOME TAX EXPENSE	154,763	161,476	4,033,178	4,125,694
NET INCOME	$558,900	$538,412	$14,186,255	$13,484,309
BASIC EARNINGS PER COMMON SHARE	$0.05	$0.05	$1.39	$1.31
DILUTED EARNINGS PER COMMON SHARE	$0.05	$0.05	$1.37	$1.31

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
NET INCOME	$558,900	$538,412	$14,186,255	$13,484,309
Other comprehensive income (loss), net of tax:
Interest rate swaps	204,886	(255,698)	225,092	(391,709)
Defined benefit plans	(5,814)	(7,708)	(17,442)	(23,121)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	199,072	(263,406)	207,650	(414,830)
COMPREHENSIVE INCOME	$757,972	$275,006	$14,393,905	$13,069,479

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Nine Months Ended June 30, 2026
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2025	$51,691,540	$49,311,486	$12,288,032	$261,732	$113,552,790
Net income	—	—	4,882,865	—	4,882,865
Other comprehensive loss	—	—	—	(126,917)	(126,917)
Cash dividends declared ($0.2175 per share)	—	—	(2,260,801)	—	(2,260,801)
Net issuance of common stock (19,492 shares)	97,460	286,078	—	—	383,538
Balance - December 31, 2025	$51,789,000	$49,597,564	$14,910,096	$134,815	$116,431,475
Net income	—	—	8,744,490	—	8,744,490
Other comprehensive income	—	—	—	135,495	135,495
Cash dividends declared ($0.2175 per share)	—	—	(2,263,556)	—	(2,263,556)
Net issuance of common stock (48,011 shares)	240,055	796,546	—	—	1,036,601
Balance - March 31, 2026	$52,029,055	$50,394,110	$21,391,030	$270,310	$124,084,505
Net income	—	—	558,900	—	558,900
Other comprehensive income	—	—	—	199,072	199,072
Cash dividends declared ($0.2175 per share)	—	—	(2,266,254)	—	(2,266,254)
Net issuance of common stock (12,444 shares)	62,220	235,736	—	—	297,956
Balance - June 30, 2026	$52,091,275	$50,629,846	$19,683,676	$469,382	$122,874,179

	Nine Months Ended June 30, 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance - September 30, 2024	$51,249,495	$47,988,270	$7,572,439	$1,326,571	$108,136,775
Net income	—	—	5,269,689	—	5,269,689
Other comprehensive income	—	—	—	222,428	222,428
Cash dividends declared ($0.2075 per share)	—	—	(2,136,620)	—	(2,136,620)
Net issuance of common stock (14,792 shares)	73,960	194,857	—	—	268,817
Balance - December 31, 2024	$51,323,455	$48,183,127	$10,705,508	$1,548,999	$111,761,089
Net income	—	—	7,676,208	—	7,676,208
Other comprehensive loss	—	—	—	(373,852)	(373,852)
Cash dividends declared ($0.2075 per share)	—	—	(2,139,655)	—	(2,139,655)
Net issuance of common stock (45,194 shares)	225,970	683,463	—	—	909,433
Balance - March 31, 2025	$51,549,425	$48,866,590	$16,242,061	$1,175,147	$117,833,223
Net income	—	—	538,412	—	538,412
Other comprehensive loss	—	—	—	(263,406)	(263,406)
Cash dividends declared ($0.2075 per share)	—	—	(2,142,544)	—	(2,142,544)
Net issuance of common stock (14,071 shares)	70,355	225,278	—	—	295,633
Balance - June 30, 2025	$51,619,780	$49,091,868	$14,637,929	$911,741	$116,261,318

See notes to condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,186,255	$13,484,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,213,315	8,609,472
Cost of retirement of utility property	(363,749)	(381,620)
Stock-based compensation	608,125	560,323
Equity in earnings of unconsolidated affiliates	(2,495,239)	(2,427,470)
Distributions from unconsolidated affiliate	2,365,166	2,658,656
Changes in assets and liabilities which (used) provided cash, exclusive of changes and noncash transactions shown separately	(1,105,260)	5,769,346
Net cash provided by operating activities	22,408,613	28,273,016
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility property	(16,074,186)	(15,739,170)
Investment in unconsolidated affiliates	(1,015,960)	(50,894)
Proceeds from disposal of utility property	31,441	33,395
Net cash used in investing activities	(17,058,705)	(15,756,669)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	1,015,960	1,825,000
Repayments of notes payable	(2,134,513)	(2,080,000)
Borrowings under line-of-credit	51,883,193	36,287,974
Repayments under line-of-credit	(50,988,073)	(42,462,627)
Debt issuance expenses	(21,848)	(1,312)
Proceeds from issuance of stock	1,718,095	1,473,883
Cash dividends paid	(6,669,664)	(6,326,561)
Net cash used in financing activities	(5,196,850)	(11,283,643)
NET INCREASE IN CASH AND CASH EQUIVALENTS	153,058	1,232,704
BEGINNING CASH AND CASH EQUIVALENTS	2,320,369	894,185
ENDING CASH AND CASH EQUIVALENTS	$2,473,427	$2,126,889

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,947,681	$5,146,549
Income taxes, net of refunds	2,415,332	3,400,000

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present Resources' financial position as of June 30, 2026, cash flows for the nine months ended June 30, 2026 and 2025, and the results of its operations, comprehensive income, and changes in stockholders' equity for the three and nine months ended June 30, 2026 and 2025. The results of operations for the three and nine months ended June 30, 2026 are not indicative of the results to be expected for the fiscal year ending September 30, 2026 as quarterly earnings are affected by the highly seasonal nature of the business and weather conditions generally result in greater earnings during the winter months.

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The new guidance improves the financial accounting and disclosure to enhance understanding of the environmental credits and environmental credit obligations associated with regulatory compliance programs and the comparability of the information. The new guidance is effective for the Company for interim periods within the fiscal year beginning October 1, 2028. The Company is currently assessing the impact of the new guidance on its financial statements.

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

The following tables summarize revenue by customer, product and income statement classification:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$8,856,258	$—	$8,856,258	$8,677,898	$—	$8,677,898
Commercial	6,148,948	—	6,148,948	6,284,281	—	6,284,281
Transportation and interruptible	1,528,443	—	1,528,443	1,472,948	—	1,472,948
Other	98,442	23,327	121,769	148,576	25,065	173,641
Total contracts with customers	16,632,091	23,327	16,655,418	16,583,703	25,065	16,608,768
Alternative revenue programs	449,975	—	449,975	655,847	—	655,847
Total operating revenues	$17,082,066	$23,327	$17,105,393	$17,239,550	$25,065	$17,264,615

	Nine Months Ended June 30, 2026			Nine Months Ended June 30, 2025
	Gas utility	Non utility	Total operating revenues	Gas utility	Non utility	Total operating revenues
Natural Gas (Billed and Unbilled):
Residential	$54,726,706	$—	$54,726,706	$47,091,604	$—	$47,091,604
Commercial	32,469,898	—	32,469,898	27,740,237	—	27,740,237
Transportation and interruptible	4,618,742	—	4,618,742	4,454,693	—	4,454,693
Other	511,288	72,785	584,073	547,686	77,508	625,194
Total contracts with customers	92,326,634	72,785	92,399,419	79,834,220	77,508	79,911,728
Alternative revenue programs	423,451	—	423,451	1,104,470	—	1,104,470
Total operating revenues	$92,750,085	$72,785	$92,822,870	$80,938,690	$77,508	$81,016,198

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

Customer accounts receivable and liabilities

Accounts receivable, as reflected in the condensed consolidated balance sheets, includes both billed and unbilled customer revenues, as well as amounts that are not related to customers. The asset and liability balances associated with customers are provided below:

	Current Assets		Current Liabilities
	Trade accounts receivable(1)	Unbilled revenue(1)	Customer credit balances	Customer deposits
Balance at September 30, 2025	$3,354,154	$1,373,512	$1,891,161	$1,537,311
Balance at June 30, 2026	4,971,493	1,329,228	1,097,450	1,962,431
Increase (decrease)	$1,617,339	$(44,284)	$(793,711)	$425,120

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

Information related to the Company's segments are provided below:

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended June 30, 2026
Operating revenues	$17,082,066	$—	$17,082,066
Corporate and other	—	—	23,327
Total revenues	17,082,066	—	17,105,393
Cost of gas - utility	6,902,067	—	6,902,067
Operations and maintenance	5,098,310	23,690	5,122,000
Taxes other than income taxes	832,890	237	833,127
Depreciation and amortization	3,071,105	—	3,071,105
Corporate and other	—	—	4,825
Total operating income (loss)	1,177,694	(23,927)	1,172,269
Equity in earnings	—	764,178	764,178
Interest expense	927,062	624,688	1,551,750
Income before income taxes	561,001	134,160	695,161
Corporate and other	—	—	18,502
Total income before income taxes	$561,001	$134,160	$713,663

RGC RESOURCES, INC. AND SUBSIDIARIES

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended June 30, 2025
Operating revenues	$17,239,550	$—	$17,239,550
Corporate and other	—	—	25,065
Total revenues	17,239,550	—	17,264,615
Cost of gas - utility	7,816,181	—	7,816,181
Operations and maintenance	4,544,554	43,118	4,587,672
Taxes other than income taxes	749,494	573	750,067
Depreciation and amortization	2,909,344	—	2,909,344
Corporate and other	—	—	4,791
Total operating income (loss)	1,219,977	(43,691)	1,196,560
Equity in earnings	—	772,082	772,082
Interest expense	822,022	690,732	1,512,754
Income before income taxes	640,938	38,676	679,614
Corporate and other	—	—	20,274
Total income before income taxes	$640,938	$38,676	$699,888

	Gas Utility	Investment in Affiliates	Consolidated Total
Nine Months Ended June 30, 2026
Operating revenues	$92,750,085	$—	$92,750,085
Corporate and other	—	—	72,785
Total revenues	92,750,085	—	92,822,870
Cost of gas - utility	46,095,234	—	46,095,234
Operations and maintenance	15,873,629	89,818	15,963,447
Taxes other than income taxes	2,528,121	1,634	2,529,755
Depreciation and amortization	9,213,315	—	9,213,315
Corporate and other	—	—	14,563
Total operating income (loss)	19,039,786	(91,452)	19,006,556
Equity in earnings	—	2,495,239	2,495,239
Interest expense	2,959,096	1,849,642	4,808,738
Income before income taxes	17,538,625	622,586	18,161,211
Corporate and other	—	—	58,222
Total income before income taxes	$17,538,625	$622,586	$18,219,433

	Gas Utility	Investment in Affiliates	Consolidated Total
Nine Months Ended June 30, 2025
Operating revenues	$80,938,690	$—	$80,938,690
Corporate and other	—	—	77,508
Total revenues	80,938,690	—	81,016,198
Cost of gas - utility	36,581,043	—	36,581,043
Operations and maintenance	14,484,248	115,286	14,599,534
Taxes other than income taxes	2,285,255	1,813	2,287,068
Depreciation and amortization	8,609,472	—	8,609,472
Corporate and other	—	—	14,558
Total operating income (loss)	18,978,672	(117,099)	18,924,523
Equity in earnings	—	2,427,470	2,427,470
Interest expense	2,796,978	2,125,981	4,922,959
Income before income taxes	17,360,579	186,474	17,547,053
Corporate and other	—	—	62,950
Total income before income taxes	$17,360,579	$186,474	$17,610,003

RGC RESOURCES, INC. AND SUBSIDIARIES

	Gas Utility	Investment in Affiliates	Consolidated Total
As of June 30, 2026:
Assets	$301,324,252	$23,280,379	$324,604,631
Corporate and other	—	—	15,054,500
Total assets	301,324,252	23,280,379	339,659,131
Gross additions to utility property	16,074,186	—	16,074,186
Gross investment in affiliates	$—	$1,015,960	$1,015,960

	Gas Utility	Investment in Affiliates	Consolidated Total
As of September 30, 2025:
Assets	$291,571,159	$21,679,154	$313,250,313
Corporate and other	—	—	16,589,253
Total assets	291,571,159	21,679,154	329,839,566
Gross additions to utility property	20,730,140	—	20,730,140
Gross investment in affiliates	$—	$76,385	$76,385

4.	Rates and Regulatory Matters

The SCC exercises regulatory authority over the natural gas operations of Roanoke Gas.  Such regulation encompasses terms, conditions and rates to be charged to customers for natural gas service, safety standards, service extension and depreciation.

In response to continued inflationary pressures, the Company filed an expedited rate application on December 2, 2025 with the SCC seeking to increase its non-gas base rates by $4.3 million annually.  The SCC permitted the Company to implement its new rates on an interim basis for service rendered on or after January 1, 2026, subject to refund.  On July 1, 2026, the Company reached a settlement with the SCC Staff on all outstanding issues in the case.  Under the terms of the settlement, the Company agreed to an annual increase in revenues of $3.85 million.  The Company began billing the stipulated rates effective August 1, 2026, as approved by the Hearing Examiner.  The Company has recorded a provision for refund, including interest, associated with customer billings for the difference between the interim rates and the stipulated rates.  The terms of the settlement stipulate that updates to future SAVE and RNG Riders will utilize a capital structure containing a 59% equity ratio and a 9.9% return on equity.  Based on the Commission's procedural schedule, the Company expects final resolution of the case in the first quarter of fiscal 2027.

On May 29, 2026, Roanoke Gas filed for approval of an updated RNG Rider to become effective October 1, 2026.  The RNG Rider recovers costs associated with the RNG facility to produce renewable natural gas that was approved by the SCC in 2022. The revenue requirement associated with the RNG Rider is $1.76 million.  The impact to customers is affected by the under-recovered costs during the prior fiscal year, the sale of environmental credits and the over crediting of customers for RIN sales, resulting in a net impact to customers of approximately $708,000.  The Company expects final resolution from the SCC in September 2026.

On June 30, 2026, Roanoke Gas filed for approval of an updated annual SAVE Rider to become effective October 1, 2026.  The proposed SAVE Rider revenue requirement of $3.79 million is designed to recover the costs associated with prior years’ SAVE eligible investments that occurred under the current SAVE Plan and an estimated $9.26 million of SAVE eligible investment during fiscal 2027.  The revenue requirement also included an adjustment for under-recovered costs incurred during the prior year.  The Company expects final resolution from the SCC in September 2026.

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

The Company participates in the earnings of the LLC proportionate to its level of investment, favorably adjusted for a basis difference between the Company's capital account and its carrying value that arose when the Company recorded an other-than-temporary impairment of its investment in 2022.  This basis difference amortization is a favorable non-cash adjustment to income over the book life of the MVP, which is 40 years.  The Company's share of earnings from the LLC and the basis difference amortization are presented under equity in earnings of unconsolidated affiliates on the condensed consolidated statements of income.  The Company received three quarterly cash distributions from the LLC during the first nine months of fiscal 2026 and 2025 totaling approximately $2.4 million and $2.7 million, respectively, and expects future quarterly distributions to be of a similar magnitude to those received to date.

Midstream assesses the value of its investment in the LLC on at least a quarterly basis, and no impairment indicators were identified in fiscal 2026 or 2025.

Investment balances of combined MVP, including Southgate and Boost, as of June 30, 2026 and  September 30, 2025, are reflected in the table below:

Balance Sheet location:	June 30, 2026	September 30, 2025
Other Assets:
MVP	$20,604,780	$20,538,437
Southgate	997,677	185,260
Boost	659,436	—
Investment in unconsolidated affiliates	$22,261,893	$20,723,697

The change in the investment in unconsolidated affiliates is provided below:

	Nine Months Ended June 30,
	2026	2025
Cash investment	$1,015,960	$50,894
Change in accrued capital calls	392,163	—
Equity in earnings of unconsolidated affiliates	2,495,239	2,427,470
Distributions from unconsolidated affiliate	(2,365,166)	(2,658,656)
Change in investment in unconsolidated affiliates	$1,538,196	$(180,292)

Summary combined unaudited financial statements of MVP, Southgate and Boost are presented below.

	Income Statements
	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue	$139,467,118	$139,410,586	$437,766,773	$424,079,412
Operating expenses	(80,999,977)	(75,210,039)	(234,212,807)	(221,547,701)
AFUDC	4,344,515	45,553	10,100,575	111,088
Other income, net	1,311,601	1,612,418	3,151,190	4,989,603
Net income	$64,123,257	$65,858,518	$216,805,731	$207,632,402

RGC RESOURCES, INC. AND SUBSIDIARIES

	Balance Sheets
	June 30, 2026	September 30, 2025
Assets:
Current assets	$278,541,678	$173,283,635
Construction work in progress	221,058,546	—
Property, plant and equipment, net	9,309,980,290	9,418,928,665
Other assets	42,990,188	1,789,092
Total assets	$9,852,570,702	$9,594,001,392

Liabilities and Equity:
Current liabilities	$68,352,629	$40,148,017
Noncurrent liabilities	2,907,315	1,084,072
Capital	9,781,310,758	9,552,769,303
Total liabilities and equity	$9,852,570,702	$9,594,001,392

6.	Line of Credit

The Company has a line-of-credit in the principal amount of $30 million that it has historically renewed annually each  March.  On March 17, 2026, Roanoke Gas amended its line-of-credit to extend the maturity date to March 31, 2028.  The line-of-credit's variable interest rate is based upon Term SOFR plus 1.25% and provides for multiple tier borrowing limits to accommodate seasonal borrowing demands.  The Company's total available borrowing limits during the term of the line-of-credit range from $20 million to $30 million.  As of June 30, 2026, the Company had an outstanding balance of $12,811,880 under the line-of-credit.

RGC RESOURCES, INC. AND SUBSIDIARIES

7.	Long-Term Debt

Long-term debt consists of the following:

	June 30, 2026		September 30, 2025
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Roanoke Gas:
Unsecured senior note payable at 4.26%, due September 18, 2034	$30,500,000	$79,646	$30,500,000	$86,887
Unsecured term note payable at 3.58%, due October 2, 2027	8,000,000	6,020	8,000,000	9,632
Unsecured term note payable at 4.41%, due March 28, 2031	10,000,000	14,880	10,000,000	17,229
Unsecured term note payable at 3.60%, due December 6, 2029	10,000,000	12,330	10,000,000	14,971
Unsecured term note payable at 30-day SOFR plus 1.20%, due August 20, 2026 (swap rate at 2.00%)	15,000,000	—	15,000,000	—
Unsecured term note payable at Term SOFR plus 1.00%, due October 1, 2028 (swap rate at 2.49%)	10,000,000	15,972	10,000,000	22,612
Unsecured delayed-draw term note payable at Term SOFR plus 1.00%, due August 20, 2029 (swap rate at 5.13%)	—	20,908	—	—
Midstream:
Unsecured term note payable at Term SOFR plus 1.55%, due September 5, 2032 ($2.8M swap rate at 2.443% and $34.3M swap rate at 5.061%)	37,062,832	130,124	38,600,000	171,362
Unsecured term note payable at Term SOFR plus 1.55%, due September 5, 2032 (swap rate at 5.061%)	14,402,655	50,566	15,000,000	66,592
Revolving credit facility at Term SOFR plus 1.75%, due September 5, 2030 ("Southgate")	405,233	4,706	4,215	5,553
Revolving credit facility at Term SOFR plus 1.75%, due September 5, 2030 ("Boost")	614,942	9,285	—	10,956
Total long-term debt	135,985,662	344,437	137,104,215	405,794
Less: current maturities of long-term debt	(2,846,018)	—	(2,846,018)	—
Total long-term debt, net current maturities	$133,139,644	$344,437	$134,258,197	$405,794

On June 2, 2026, Roanoke Gas entered into an unsecured delayed-draw promissory note through a Fourth Amendment to the loan agreement in the principal amount of $15 million.  Under the provisions of the loan agreement, Roanoke Gas can draw the funds at any time through September 20, 2026.  The Company intends to draw the full amount on August 20, 2026 and the proceeds will be used to repay a maturing note of equal amount.  Accordingly, the maturing note has been classified as long-term as of June 30, 2026.  The delayed-draw promissory note has an interest rate of Term SOFR plus 1.00%, with interest paid monthly, and matures on  August 20, 2029.  The loan agreement included a 0.10% origination fee.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Debt issuance costs are amortized over the life of the related debt.  As of June 30, 2026 and  September 30, 2025, the Company also had an unamortized loss on the early retirement of debt of $942,044 and $1,027,684, respectively, which has been deferred as a regulatory asset and is being amortized over a 20-year period.

All debt agreements set forth certain representations, warranties and covenants to which the Company is subject, including financial covenants that limit consolidated long-term indebtedness to not more than 65% of total capitalization.  All of the debt agreements provide for Priority Indebtedness (defined in the debt agreements) to not exceed 15% of consolidated total assets.  The $15 million, $10 million, $53.6 million, $1.85 million and $3.65 million notes have an interest coverage ratio requirement of not less than 1.5 to 1, which excludes the effect of the non-cash impairments on the LLC investments up to the total investment as of December 31, 2021.  The Company was in compliance with all debt covenants as of  June 30, 2026 and September 30, 2025.

8.	Derivatives and Hedging

The Company’s hedging and derivative policy allows management to enter into derivatives for the purpose of managing the commodity and financial market risks of its business operations, including the price of natural gas and the cost of borrowed funds.  This policy specifically prohibits the use of derivatives for speculative purposes.

The Company has six interest rate swaps associated with certain of its variable rate debt as of June 30, 2026.  Roanoke Gas has two variable-rate term notes in the amounts of $15 million and $10 million, with corresponding swap agreements to effectively convert the variable interest rates into fixed rates of 2.00% and 2.49%, respectively.  Roanoke Gas also executed an interest rate swap agreement in the amount of $15 million corresponding to the term and draw provisions of the delayed-draw promissory note (see Note 7).  The swap agreement will effectively convert the note's variable interest rate into a fixed rate of 5.13%.  Midstream has three swap agreements in the amounts of $2.8 million, $34.3 million, and $14.4 million, corresponding to the $37.1 million and $14.4 million variable rate term notes.  The swap agreements convert the notes into fixed rate instruments with effective interest rates of 2.443%, 5.061% and 5.061%, respectively.  The swaps qualify as cash flow hedges with changes in fair value reported in other comprehensive income.  No portion of the swaps were deemed ineffective during the periods presented.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as required by existing guidance and the fair value measurements by level within the fair value hierarchy:

	Fair Value Measurements - June 30, 2026
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps - current	$550,336	$—	$550,336	$—
Interest rate swaps - noncurrent	823,192	—	823,192	—
Total	$1,373,528	$—	$1,373,528	$—

Liabilities:
Natural gas purchases	$893,886	$—	$893,886	$—
Interest rate swaps - current	35,735		35,735	—
Interest rate swaps - noncurrent	77,427		77,427	—
Total	$1,007,048	$—	$1,007,048	$—

	Fair Value Measurements - September 30, 2025
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swaps - current	$828,573	$—	$828,573	$—
Interest rate swaps - noncurrent	421,511	—	421,511	—
Total	$1,250,084	$—	$1,250,084	$—

Liabilities:
Natural gas purchases	$135,863	$—	$135,863	$—
Interest rate swaps - current	57,144	—	57,144	—
Interest rate swaps - noncurrent	298,016	—	298,016	—
Total	$491,023	$—	$491,023	$—

RGC RESOURCES, INC. AND SUBSIDIARIES

The fair value of the interest rate swaps are determined by using the counterparty's proprietary models that can include observable quoted market interest rates and interest rate futures as well as certain assumptions regarding past, present and future market conditions.

Under the asset management contract, a timing difference can exist between the payment for natural gas purchases and the actual receipt of such purchases.  Payments are made based on a predetermined monthly volume and a weighted average basket price.  At June 30, 2026 and September 30, 2025, the Company had recorded in accounts payable the estimated fair value of the liability expected to be settled.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities that are not adjusted to fair value in the financial statements:

	Fair Value Measurements - June 30, 2026
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$2,846,018	$—	$—	$2,846,018
Notes payable	133,139,644	—	—	129,908,205
Total	$135,985,662	$—	$—	$132,754,223

	Fair Value Measurements - September 30, 2025
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Current maturities of long-term debt	$2,846,018	$—	$—	$2,846,018
Notes payable	134,258,197	—	—	131,605,756
Total	$137,104,215	$—	$—	$134,451,774

The fair value of long-term debt is estimated by discounting the future cash flows of the fixed rate debt based on the underlying treasury rate or other treasury instruments with a corresponding maturity period and estimated credit spread extrapolated based on market conditions since the issuance of the debt.

ASC 825, Financial Instruments, requires disclosures regarding concentrations of credit risk from financial instruments.  Cash equivalents are investments in high-grade, short-term securities (original maturity less than three months), placed with financially sound institutions.  Accounts receivable are from a diverse group of customers including individuals and small and large companies in various industries.  No individual customer amounted to more than 5% of total accounts receivable at  June 30, 2026 and  September 30, 2025.  The Company maintains certain credit standards with its customers and requires a customer deposit, if warranted.

RGC RESOURCES, INC. AND SUBSIDIARIES

10.	Earnings Per Share

Basic EPS for the three and nine months ended June 30, 2026 and 2025 was calculated by dividing net income by the weighted-average common shares outstanding during the period excluding unvested nonemployee restricted stock issued to outside directors under the RSPD.  Diluted EPS was calculated by dividing net income by the weighted-average common shares outstanding during the period plus potential dilutive common shares.  Potential dilutive common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. The computation of diluted EPS for the three months ended June 30, 2026 and 2025 excludes potentially dilutive shares of 841 and 1,695, respectively, and 1,268 and 2,000, respectively, for the nine months ended June 30, 2026 and 2025, because to include them would be antidilutive for the periods. These shares could potentially dilute EPS in the future.

A reconciliation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net income	$558,900	$538,412	$14,186,255	$13,484,309
Weighted-average common shares	10,276,190	10,319,232	10,210,450	10,294,227
Effect of potentially dilutive securities	142,686	4,933	181,843	4,461
Diluted average common shares	10,418,876	10,324,165	10,392,293	10,298,688
Earnings per share of common stock:
Basic	$0.05	$0.05	$1.39	$1.31
Diluted	$0.05	$0.05	$1.37	$1.31

11.	Other Comprehensive Income (Loss)

A summary of other comprehensive income and loss is provided below:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Three Months Ended June 30, 2026
Interest rate swaps:
Unrealized gains	$506,950	$(130,489)	$376,461
Transfer of realized gains to interest expense	(231,048)	59,473	(171,575)
Net interest rate swaps	275,902	(71,016)	204,886
Defined benefit plans:
Amortization of net actuarial gains	(7,829)	2,015	(5,814)
Other comprehensive income	$268,073	$(69,001)	$199,072
Three Months Ended June 30, 2025
Interest rate swaps:
Unrealized losses	$(20,816)	$5,358	$(15,458)
Transfer of realized gains to interest expense	(323,513)	83,273	(240,240)
Net interest rate swaps	(344,329)	88,631	(255,698)
Defined benefit plans:
Amortization of net actuarial gains	(10,379)	2,671	(7,708)
Other comprehensive loss	$(354,708)	$91,302	$(263,406)

RGC RESOURCES, INC. AND SUBSIDIARIES

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Nine Months Ended June 30, 2026
Interest rate swaps:
Unrealized gains	$1,132,692	$(291,556)	$841,136
Transfer of realized gains to interest expense	(829,579)	213,535	(616,044)
Net interest rate swaps	303,113	(78,021)	225,092
Defined benefit plans:
Amortization of net actuarial gains	(23,487)	6,045	(17,442)
Other comprehensive income	$279,626	$(71,976)	$207,650
Nine Months Ended June 30, 2025
Interest rate swaps:
Unrealized gains	$507,492	$(130,628)	$376,864
Transfer of realized gains to interest expense	(1,034,976)	266,403	(768,573)
Net interest rate swaps	(527,484)	135,775	(391,709)
Defined benefit plans:
Amortization of net actuarial gains	(31,134)	8,013	(23,121)
Other comprehensive loss	$(558,618)	$143,788	$(414,830)

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

Reconciliation of Accumulated Other Comprehensive Income

			Accumulated
			Other
	Interest Rate	Defined Benefit	Comprehensive
	Swaps	Plans	Income
Balance at September 30, 2025	$664,568	$(402,836)	$261,732
Other comprehensive income (loss)	225,092	(17,442)	207,650
Balance at June 30, 2026	$889,660	$(420,278)	$469,382

12.	Income Taxes

The effective tax rates for the three-month and nine-month periods ended June 30, 2026 and 2025 reflected in the table below are less than the combined federal and state statutory rate of 25.74% due to additional tax deductions from the amortization of excess deferred taxes and amortization of RNG tax credits deferred as a regulatory liability.  The effective tax rate for the three and nine months ended June 30, 2026 is further reduced primarily due to recognition of amortization of R&D tax credits deferred as a regulatory liability and certain restricted stock-related tax deductions.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Effective tax rate	21.7%	23.1%	22.1%	23.4%

RGC RESOURCES, INC. AND SUBSIDIARIES

During September 2025, the Company participated in the IRS Fast Track Settlement (FTS), which is a process that provides the IRS and taxpayers an opportunity to resolve disputes with an appeals official using mediation skills and settlement authority.  The IRS and Company agreed on a settlement equal to 40% of the R&D tax credits claimed for fiscal 2018 and 2019, the two years under examination.  The Company refunded the settled R&D tax credits, net of related fees, to customers over a 4-month period from January 2026 to April 2026.

ASC 740 provides for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recognized in the financial statements.  As a result of the FTS, the Company reduced the reserve for unrecognized tax benefits of $273,936 to $0 as of September 30, 2025. The Company evaluated its tax positions for the three and nine months ended June 30, 2026 and has not identified any significant uncertain tax positions.

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

Regulatory assets included in the Company’s accompanying balance sheets are as follows:

	June 30, 2026	September 30, 2025
Assets:
Current Assets:
Regulatory assets:
Accrued WNA revenues	$386,467	$504,003
Under-recovery of gas costs	3,155,181	750,295
Under-recovery of RNG revenues	865,413	1,019,821
Under-recovery of SAVE Plan revenues	125,587	265,317
Accrued pension	7,660	30,640
Other deferred expenses	12,762	12,762
Total current	4,553,070	2,582,838
Other Non-Current Assets:
Regulatory assets:
Premium on early retirement of debt	942,044	1,027,684
Accrued pension	2,168,902	2,168,902
Deferred LNG facility costs (Note 14)	2,093,937	—
Other deferred expenses	86,373	118,496
Total non-current	5,291,256	3,315,082

Total regulatory assets	$9,844,326	$5,897,920

RGC RESOURCES, INC. AND SUBSIDIARIES

Regulatory liabilities included in the Company’s accompanying balance sheets are as follows:

	June 30, 2026	September 30, 2025
Liabilities and Stockholders' Equity:
Current Liabilities:
Regulatory liabilities:
Rate refund	$275,400	$—
Deferred income taxes	591,764	591,764
Supplier refunds	1,196,640	889,564
Other deferred liabilities	39,395	157,583
Total current	2,103,199	1,638,911
Deferred Credits and Other Non-Current Liabilities:
Regulatory cost of retirement obligations	17,016,675	15,869,691
Regulatory liabilities:
Deferred income taxes	10,637,754	13,649,719
Deferred postretirement medical	3,721,711	3,721,711
Total non-current	31,376,140	33,241,121

Total regulatory liabilities	$33,479,339	$34,880,032

As of June 30, 2026 and September 30, 2025, the Company had regulatory assets in the amount of $9,844,326 and $5,897,920, respectively, on which the Company did not earn a return during the recovery period.

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

During a routine inspection in the second quarter of fiscal 2026, the Company noted damage to its LNG facility and more specifically to the LNG tank.  The LNG facility, which has been in operation since 1972, is used for peak shaving during the winter heating season.  The Company has hired subject-matter experts to help assess the cause(s), the scope of the damage and to assist with developing possible workarounds or remediation.  The Company has confirmed that the LNG facility will not be available in the 2026-2027 winter heating season.  The Company has engaged with both the SCC Staff and its insurance carrier on these matters.

Although no natural or liquified natural gas was discovered outside of the LNG tank, upon the recommendation of experts and to ensure safety, during the third quarter of fiscal 2026, the Company substantially emptied the LNG tank, safely removing approximately $450,000 of liquified natural gas inventory.  This was necessary to ascertain a root cause of the damage and facilitate any repair.  Additional analysis shows the LNG tank underwent significant stress.  Further damage investigation costs could exceed $1 million, could be partially destructive in nature, and may or may not be determinative.  Accordingly, the Company is considering alternatives and has not finalized its long-term plans for the LNG tank or the LNG facility.

With the LNG facility supply unavailable for the 2026-2027 winter heating season, the Company has taken several actions to add natural gas supply to its distribution system, including:

1.	Installing additional steel pipe to increase the gas flows from MVP farther into the Roanoke system
2.	Contracting for additional daily supply from the Columbia Gas Transmission Pipeline (often referred to as TCO) from November 2026 through March 2027
3.	Procuring trucked LNG

RGC RESOURCES, INC. AND SUBSIDIARIES

As of June 30, 2026, the Company had established a $2.1 million regulatory asset for costs to safely empty the LNG tank and evaluate future options.  The Company is currently unable to estimate the total costs associated with this event.  The Company has fully engaged with its insurer but does not yet know what portion, if any, of its spending will be covered by insurance.  The Company has held numerous discussions with the SCC Staff, and continues to keep them apprised of significant developments.  The Company must exercise judgment to conclude that costs deferred as regulatory assets are probable of future recovery.  Conclusions are based on factors, including but not limited to, orders issued by the SCC, historical precedents, discussions with legal counsel, as well as the particular facts and circumstances of the case.  The Company will seek recovery of the regulatory asset in a future regulatory proceeding.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Components of net periodic pension cost:
Service cost	$92,967	$96,858	$278,901	$290,574
Interest cost	380,324	352,602	1,140,972	1,057,806
Expected return on plan assets	(427,888)	(375,976)	(1,283,664)	(1,127,928)
Recognized loss	10,943	14,857	32,829	44,571
Net periodic pension cost	$56,346	$88,341	$169,038	$265,023

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Components of postretirement benefit cost:
Service cost	$—	$1,095	$—	$3,285
Interest cost	130,327	126,856	390,981	380,568
Expected return on plan assets	(216,083)	(182,430)	(648,249)	(547,290)
Recognized gain	(50,507)	(58,153)	(151,521)	(174,459)
Net postretirement benefit cost (income)	$(136,263)	$(112,632)	$(408,789)	$(337,896)

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

The Company has four leases for certain assets including office space and land classified as operating leases with original terms ranging from 3 to 20 years.  The Company entered into a new lease during the first quarter of fiscal 2026, which is a continuation of a prior lease. The Company determines if an arrangement is a lease at inception of the agreement based on the terms and conditions in the contract.  The operating lease ROU assets and operating lease liabilities are recognized at the present value of the future minimum lease payments over the lease term at commencement date.  As most of the leases do not provide an implicit rate, the Company uses an estimate of its secured incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.  The incremental borrowing rate is determined by management, aided by inquiries of a third party.

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

Other information related to leases were as follows:

	Three Months Ended June 30,
	2026	2025
Supplemental Cash Flow Information:
Cash paid on operating leases	$9,900	$16,500
Right of use obtained in exchange for operating lease obligations	N/A	36,734
Weighted-average remaining term (in years)	14.8	15.8
Weighted-average discount rate	5.65%	5.64%

	Nine Months Ended June 30,
	2026	2025
Supplemental Cash Flow Information:
Cash paid on operating leases	$ 35,700	$ 33,000
Right of use obtained in exchange for operating lease obligations	17,039	36,734
Weighted-average remaining term (in years)	14.8	15.8
Weighted-average discount rate	5.65%	5.64%

On June 30, 2026, the future minimum rental payments under non-cancelable operating leases by fiscal year were as follows:

2026	$20,900
2027	49,238
2028	45,600
2029	26,400
2030	26,400
Thereafter	316,800
Total minimum lease payments	485,338
Less imputed interest	(148,911)
Total	$336,427

17.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued.  There were no items not otherwise disclosed which would have materially impacted the Company's condensed consolidated financial statements.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future transactions, events or expectations. In addition, Resources may announce or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects and closures, investments, inflation, ratemaking and other regulatory actions, debt refinancing, technological developments, new products, research and development activities, weather variations, operational impacts, including those related to the LNG facility, and similar matters. These statements are based on management’s current expectations and information available at the time of such statements and are believed to be reasonable and are made in good faith. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, those set forth in the following discussion and within Item 1A “Risk Factors” in the Company’s 2025 Annual Report on Form 10-K, as well as an updated risk within Item 1A "Risk Factors" in the Company's March 31, 2026 Form 10-Q.  These factors are difficult to predict and many are beyond the Company’s control. Accordingly, while the Company believes its forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in the Company’s documents or news releases, the words “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “target,” “expect,” “objective,” “projection,” “potential,” “forecast,” “budget,” “assume,” “indicate” or similar words or future or conditional verbs such as “will,” “would,” “should,” “can,” “could,” “may,” or “might” are intended to identify forward-looking statements.

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

Overview

Resources is an energy services company primarily engaged in the regulated sale and distribution of natural gas to approximately 63,800 residential, commercial and industrial customers in Roanoke, Virginia and surrounding localities through its Roanoke Gas subsidiary.  Midstream, a wholly owned subsidiary of Resources, is a less than 1% investor in the MVP, Southgate and Boost.  The utility operations of Roanoke Gas are regulated by the SCC, which oversees the terms, conditions and rates charged to customers for natural gas service, safety standards, extension of service and depreciation.  The Company is also subject to regulation from the United States Department of Transportation in regard to the construction, operation, maintenance, safety and integrity of its transmission and distribution pipelines.  FERC regulates the prices for the transportation and delivery of natural gas to the Company’s distribution system and underground storage services.  In addition, the Company is subject to other regulations which are not necessarily industry specific.

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

In response to continued inflationary pressures, the Company filed an expedited rate application on December 2, 2025 with the SCC seeking to increase its non-gas base rates by $4.3 million annually.  The SCC permitted the Company to implement its new rates on an interim basis for service rendered on or after January 1, 2026, subject to refund.  On July 1, 2026, the Company reached a settlement with the SCC Staff on all outstanding issues in the case.  Under the terms of the settlement, the Company agreed to an annual increase in revenues of $3.85 million.  The Company began billing the stipulated rates effective August 1, 2026, as approved by the Hearing Examiner.  The Company has recorded a provision for refund, including interest, associated with customer billings for the difference between the interim rates and the stipulated rates.  The terms of the settlement stipulate that updates to future SAVE and RNG Riders will utilize a capital structure containing a 59% equity ratio and a 9.9% return on equity.  Based on the Commission's procedural schedule, the Company expects final resolution of the case in the first quarter of fiscal 2027.

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

The SAVE Plan and Rider provides the Company with a mechanism through which it recovers costs related to qualified SAVE infrastructure investments on a prospective basis, until a rate application is filed incorporating these investments in non-gas base rates.  Roanoke Gas filed and received approval from the SCC for an updated annual SAVE Rider rate which became effective October 1, 2025.  As a result of the updated SAVE Rider, SAVE Plan revenues increased by approximately $242,000 and $774,000, respectively, for the three-month and nine-month periods ended June 30, 2026 compared to the same periods last year.  The updated SAVE Rider is expected to result in approximately $2.61 million of annualized SAVE-related revenues during fiscal 2026.  On June 30, 2026, Roanoke Gas filed for approval of an updated annual SAVE Rider to become effective October 1, 2026.  The proposed SAVE Rider revenue requirement of $3.79 million is designed to recover the costs associated with prior years' SAVE-eligible investments that occurred under the current SAVE Plan and an estimated $9.26 million of SAVE-eligible investment during fiscal 2027.  The revenue requirement also included an adjustment for under-recovered costs incurred during the prior year.  The Company expects final resolution from the SCC in September 2026.  Additional information regarding the SAVE Plan and Rider is provided in Note 4 of the condensed consolidated financial statements.

The WNA mechanism reduces the volatility in earnings due to the variability in temperatures during the heating season.  The WNA is based on the most recent 30-year temperature average and provides the Company with a level of earnings protection when weather is warmer than normal and provides its customers with price protection when weather is colder than normal.  The WNA allows the Company to recover from its customers the lost margin (excluding gas costs) from warmer-than-normal weather and correspondingly requires the Company to refund the excess margin earned for colder-than-normal weather.  The WNA mechanism used by the Company is based on a linear regression model that determines the value of a single heating degree day and thereby estimates the revenue adjustment based on weather variance from normal.  Any billings or refunds related to the WNA are completed following each WNA year, which extends for the 12-month period from April to March.  For the three and nine months ended June 30, 2026, the Company accrued approximately $383,000 and $361,000, respectively, in additional revenues under the WNA model for weather that was 18% and 1% warmer than normal, compared to approximately $493,000 and $966,000 in additional revenues for weather that was 22% and 4% warmer than normal for the corresponding periods last year.  The adjusted WNA balance for the 12-month period ended March 31, 2026 was approximately $481,000, and was collected from customers during May 2026.

The Company has an approved rate structure to mitigate the impact of the financing costs of its natural gas inventory.  Under this rate structure, Roanoke Gas recognizes revenue by applying the ICC factor, based on the Company’s weighted-average cost of capital, including interest rates on short-term and long-term debt, and the Company’s authorized return on equity, to the average cost of natural gas inventory during the period.  Total ICC revenues decreased nominally for both the three-month and nine-month periods ended June 30, 2026 compared to the corresponding periods last year.  While the average price of gas in storage fluctuated nominally for the nine-month period ended June 30, 2026 compared to the same period in the prior year, the average price of gas in storage decreased by 8% during the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025.  If natural gas prices remain at or continue to decline as compared to the prior year, coupled with reduced storage levels at the LNG facility, the average dollar balance of gas in storage is expected to decrease, leading to lower ICC revenues in fiscal 2026 and 2027.

Roanoke Gas operates an RNG facility, through a cooperative agreement with the Western Virginia Water Authority, to produce commercial quality RNG for delivery into its distribution system.  Roanoke Gas is allowed to recover the costs associated with the investment in its RNG facility and the related operating costs through an RNG Rider added to customer bills that was approved by the SCC in 2023 and updated annually.  Customers receive the benefit of environmental credits generated through the production of RNG.  Roanoke Gas recognized approximately $462,000 and $1,396,000, respectively, in RNG revenue for the three and nine months ended June 30, 2026 compared to approximately $479,000 and $1,296,000 for the corresponding periods in the prior year.

The cost of natural gas, which is a pass-through cost, is independent of the Company's non-gas rates.  Accordingly, the Company's approved billing rates include a component designed to allow for the recovery of the cost of natural gas.  This rate component, referred to as the PGA, allows the Company to pass through to its customers increases and decreases in natural gas costs through a quarterly filing, or more frequent if necessary, once SCC staff approval is received.  As actual costs will differ from the projections used in establishing the PGA rate, the Company will either over-recover or under-recover its actual gas costs during the period.  The difference between actual costs incurred and costs recovered through the application of the PGA is recorded as a regulatory asset or liability.  At the end of the annual deferral period, the balance is amortized over a succeeding 12-month period through the ensuing non-gas rate component.

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

Three Months Ended June 30, 2026:

Net income increased by $20,488 for the three months ended June 30, 2026, compared to the same period last year.

The tables below reflect operating revenues, volume activity and heating degree days.

	Three Months Ended June 30,		Increase / (Decrease)
	2026	2025		Percentage
Operating Revenues
Gas utility	$17,082,066	$17,239,550	$(157,484)	(1)%
Non utility	23,327	25,065	(1,738)	(7)%
Total operating revenues	$17,105,393	$17,264,615	$(159,222)	(1)%
Delivered Volumes
Regulated natural gas (DTH)
Residential and commercial	725,779	735,293	(9,514)	(1)%
Transportation and interruptible	1,450,364	1,146,410	303,954	27%
Total delivered volumes	2,176,143	1,881,703	294,440	16%
HDD	263	250	13	5%

Total operating revenues for the three months ended June 30, 2026, compared to the same period last year, decreased slightly primarily due to weather-related normalization and lower natural gas commodity prices more than offsetting the implementation of a non-gas base rate increase and increases in SAVE revenues.  Weather-sensitive residential and commercial volumes decreased, despite the increase in HDD, as weather for the whole quarter was 18% warmer compared to the 30-year norm.  Transportation and interruptible volumes increased by 27% primarily driven by increased business activity of a single, multi-fuel customer that has been utilizing natural gas as its primary fuel source.  Additionally, total natural gas costs decreased by 12% compared to the same period last year, primarily due to pipeline capacity charges decreasing over $350,000.  The average commodity price per dekatherm during the current quarter was $3.10 compared to $3.60 per dekatherm for the corresponding quarter in the prior year.  Roanoke Gas placed new non-gas rates into effect for natural gas service rendered on or after January 1, 2026, subject to refund, and when coupled with the increase in delivered volumes, contributed an additional $643,000 to revenues in the current quarter compared to the same period in the prior year.  SAVE Plan revenues increased by approximately $242,000 compared to the same period in the prior year as Roanoke Gas continues to invest in qualified SAVE infrastructure projects.

	Three Months Ended June 30,		Increase / (Decrease)
	2026	2025		Percentage
Gross Utility Margin
Gas utility revenues	$17,082,066	$17,239,550	$(157,484)	(1)%
Cost of gas - utility	6,902,067	7,816,181	(914,114)	(12)%
Gross utility margin	$10,179,999	$9,423,369	$756,630	8%

RGC RESOURCES, INC. AND SUBSIDIARIES

Gross utility margin increased 8% from the same period last year primarily as a result of the aforementioned increases in non-gas base rates, delivered volumes and SAVE revenues. The WNA model calculates what the corresponding volumes would be if temperatures were equivalent to the 30-year normal during each period and adjusts for the difference in margin from normal.  In applying the WNA model to both the current and prior periods, the volumetric margin, inclusive of the WNA, increased by approximately $533,000 due to weather that was 18% warmer than normal.

The changes in the components of gas utility margin are summarized below:

	Three Months Ended June 30,		Increase/
	2026	2025	(Decrease)
Customer base charge	$4,143,580	$4,094,700	$48,880
ICC	78,635	92,187	(13,552)
SAVE Plan	668,766	426,551	242,215
Volumetric	4,424,757	3,781,321	643,436
WNA	382,515	492,840	(110,325)
RNG	461,938	479,380	(17,442)
Other revenues	19,808	56,390	(36,582)
Total	$10,179,999	$9,423,369	$756,630

The tables below provide a reconciliation between gross utility margin and gross margin:

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended June 30, 2026
Operating revenues
Gas utility	$17,082,066	$—	$17,082,066
Non utility	23,327	—	23,327
Total operating revenues	17,105,393	—	17,105,393
Cost of sales
Cost of gas - utility	(6,902,067)	—	(6,902,067)
Cost of sales - non utility	(4,825)	—	(4,825)
Depreciation and amortization	(3,071,105)	—	(3,071,105)
Operations and maintenance	(5,098,310)	(23,690)	(5,122,000)
Total cost of sales	(15,076,307)	(23,690)	(15,099,997)
Gross margin (GAAP)	2,029,086	(23,690)	2,005,396
Corporate and other, net	(18,502)	—	(18,502)
Depreciation and amortization	3,071,105	—	3,071,105
Operations and maintenance	5,098,310	23,690	5,122,000
Gross utility margin (Non-GAAP)	$10,179,999	$—	$10,179,999

RGC RESOURCES, INC. AND SUBSIDIARIES

	Gas Utility	Investment in Affiliates	Consolidated Total
Three Months Ended June 30, 2025
Operating revenues
Gas utility	$17,239,550	$—	$17,239,550
Non utility	25,065	—	25,065
Total operating revenues	17,264,615	—	17,264,615
Cost of sales
Cost of gas - utility	(7,816,181)	—	(7,816,181)
Cost of sales - non utility	(4,791)	—	(4,791)
Depreciation and amortization	(2,909,344)	—	(2,909,344)
Operations and maintenance	(4,544,554)	(43,118)	(4,587,672)
Total cost of sales	(15,274,870)	(43,118)	(15,317,988)
Gross margin (GAAP)	1,989,745	(43,118)	1,946,627
Corporate and other, net	(20,274)	—	(20,274)
Depreciation and amortization	2,909,344	—	2,909,344
Operations and maintenance	4,544,554	43,118	4,587,672
Gross utility margin (Non-GAAP)	$9,423,369	$—	$9,423,369

Operations and maintenance expenses increased $534,328, or 12%.  The Company continues to experience inflation over the 2% level historically targeted by the Federal Reserve.  Inflation levels in health care benefits, certain types of insurance, professional services and IT service costs, as well as other items, continue to put upward pressure on the Company's expenses.  Personnel costs increased by approximately $180,000 due to increased staffing and the inflationary impact on salaries and benefits.  Capitalized overheads declined by approximately $125,000 as there was no capitalization associated with LNG liquefaction during the quarter.  See Note 14 of the consolidated financial statements for additional information related to the LNG facility.  Higher corporate insurance premiums and professional services expenses accounted for much of the remaining cost increase.

Taxes other than income taxes increased by $83,060, or 11%, due to higher property taxes associated with growth in utility property and increased tax rates.

Depreciation expense increased by $161,761, or 6%, corresponding to a similar increase in investments in depreciable utility property.  Increases over the last year in capitalized software, with shorter useful lives, resulted in depreciation expense increasing slightly more than the 5% increase in the average gross utility property balance from the prior year quarter.

Other income, net increased by $84,965, or 35%, primarily due to actuarially determined postretirement benefit plan income.

Interest expense increased by $38,996, or 3%, as the average debt outstanding for the quarter increased by approximately 5% compared to the same period in the prior year.  Midstream's interest expense decreased by $66,044, or 10%, as the total average debt outstanding decreased by approximately $1,197,000 as a result of  principal payments made on term notes, along with the weighted-average interest rate decreasing from 5.10% during the third quarter of fiscal 2025 to 4.72% in the current quarter.  Roanoke Gas' interest expense increased by $105,040, or 13%, as total average debt outstanding increased by approximately $7,573,000 associated with higher net borrowings under the Company's line-of-credit.  Roanoke Gas' weighted-average interest rate increased from 3.82% in the third quarter of fiscal 2025 to 3.96% in the current quarter.  See Notes 6 and 7 of the consolidated financial statements for more information on the Company's debt.

RGC RESOURCES, INC. AND SUBSIDIARIES

Nine Months Ended June 30, 2026:

Net income increased by $701,946 for the nine months ended June 30, 2026, compared to the same period last year, primarily due to the aforementioned implementation of higher non-gas base rates in January 1, 2026, lower interest expense and income taxes, slightly offset by continued inflationary pressures on operating costs.

The tables below reflect operating revenues, volume activity and heating degree days.

	Nine Months Ended June 30,		Increase/
	2026	2025	(Decrease)	Percentage
Operating Revenues
Gas utility	$92,750,085	$80,938,690	$11,811,395	15%
Non utility	72,785	77,508	(4,723)	(6)%
Total operating revenues	$92,822,870	$81,016,198	$11,806,672	15%
Delivered Volumes
Regulated natural gas (DTH)
Residential and commercial	6,222,831	6,270,883	(48,052)	(1)%
Transportation and interruptible	3,731,778	3,630,280	101,498	3%
Total delivered volumes	9,954,609	9,901,163	53,446	1%
HDD	3,752	3,641	111	3%

Total operating revenues for the nine months ended June 30, 2026, compared to the same period last year, increased by approximately 15% primarily due to higher natural gas commodity prices, the implementation of a non-gas base rate increase and increased SAVE revenues.  Total natural gas costs increased by 26% compared to the same period last year, primarily due to pipeline capacity charges increasing over $1.9 million, which corresponds to a 29% increase in the gas cost component included in the total customer billing rate.  The average commodity price per dekatherm for the first nine months of fiscal 2026 was $4.84 compared to $3.67 per dekatherm for the same period in the prior year.  Commodity prices during the second quarter of fiscal 2026 included the effect of Winter Storm Fern.  The non-gas base rate increase implemented in January 2026, which will generate approximately $3.85 million in additional annual revenues, have contributed an additional $2.0 million to non-gas volumetric revenues during the current year compared to the same period in the prior year.  Weather-sensitive residential and commercial volumes declined 1%, while transportation and interruptible volumes increased by 3% primarily driven by business activity of a single, multi-fuel customer that has been utilizing natural gas as its primary fuel source.  SAVE Plan revenues increased by approximately $774,000 compared to the same period in the prior year as Roanoke Gas continues to invest in qualified SAVE infrastructure projects.

	Nine Months Ended June 30,
	2026	2025	Increase	Percentage
Gross Utility Margin
Gas utility revenues	$92,750,085	$80,938,690	$11,811,395	15%
Cost of gas - utility	46,095,234	36,581,043	9,514,191	26%
Gross utility margin	$46,654,851	$44,357,647	$2,297,204	5%

Gross utility margin increased 5% from the same period last year primarily as a result of the aforementioned increases in non-gas base rates and SAVE revenues.

The changes in the components of gas utility margin are summarized below:

	Nine Months Ended June 30,		Increase/
	2026	2025	(Decrease)
Customer base charge	$12,377,037	$12,278,739	$98,298
ICC	357,587	383,852	(26,265)
SAVE Plan	1,844,645	1,070,742	773,903
Volumetric	30,164,279	28,197,870	1,966,409
WNA	361,405	966,296	(604,891)
RNG	1,396,197	1,296,313	99,884
Other revenues	153,701	163,835	(10,134)
Total	$46,654,851	$44,357,647	$2,297,204

RGC RESOURCES, INC. AND SUBSIDIARIES

The tables below provide a reconciliation between gross utility margin and gross margin:

	Gas Utility	Investment in Affiliates	Consolidated Total
Nine Months Ended June 30, 2026
Operating revenues
Gas utility	$92,750,085	$—	$92,750,085
Non utility	72,785	—	72,785
Total operating revenues	92,822,870	—	92,822,870
Cost of sales
Cost of gas - utility	(46,095,234)	—	(46,095,234)
Cost of sales - non utility	(14,563)	—	(14,563)
Depreciation and amortization	(9,213,315)	—	(9,213,315)
Operations and maintenance	(15,873,629)	(89,818)	(15,963,447)
Total cost of sales	(71,196,741)	(89,818)	(71,286,559)
Gross margin (GAAP)	21,626,129	(89,818)	21,536,311
Corporate and other, net	(58,222)	—	(58,222)
Depreciation and amortization	9,213,315	—	9,213,315
Operations and maintenance	15,873,629	89,818	15,963,447
Gross utility margin (Non-GAAP)	$46,654,851	$—	$46,654,851

	Gas Utility	Investment in Affiliates	Consolidated Total
Nine Months Ended June 30, 2025
Operating revenues
Gas utility	$80,938,690	$—	$80,938,690
Non utility	77,508	—	77,508
Total operating revenues	81,016,198	—	81,016,198
Cost of sales
Cost of gas - utility	(36,581,043)	—	(36,581,043)
Cost of sales - non utility	(14,558)	—	(14,558)
Depreciation and amortization	(8,609,472)	—	(8,609,472)
Operations and maintenance	(14,484,248)	(115,286)	(14,599,534)
Total cost of sales	(59,689,321)	(115,286)	(59,804,607)
Gross margin (GAAP)	21,326,877	(115,286)	21,211,591
Corporate and other, net	(62,950)	—	(62,950)
Depreciation and amortization	8,609,472	—	8,609,472
Operations and maintenance	14,484,248	115,286	14,599,534
Gross utility margin (Non-GAAP)	$44,357,647	$—	$44,357,647

Operations and maintenance expenses increased $1,363,913, or 9%.  The Company continues to experience inflation over the 2% level historically targeted by the Federal Reserve. Inflation levels in health care benefits, certain types of insurance, contracted services and IT service costs, as well as other items, continue to put upward pressure on the Company's expenses.  Personnel costs increased by approximately $327,000 due to increased staffing and the inflationary impact on salaries and benefits.  Contracted services increased by approximately $166,000 also due to inflationary pressures as well as increased customer turn-ons.  Capitalized overheads declined by approximately $436,000 as there was no capitalization associated with LNG liquefaction during the current year.  See Note 14 of the consolidated financial statements for additional information related to the LNG facility.  Higher corporate insurance premiums and RNG-related costs accounted for much of the remaining increase, which were slightly offset by a decrease in professional services expenses.

RGC RESOURCES, INC. AND SUBSIDIARIES

Taxes other than income taxes increased by $242,687, or 11%, due to higher property taxes associated with growth in utility property and increased tax rates, as well as increases in payroll taxes.

Depreciation expense increased by $603,843, or 7%, corresponding to a similar increase in investments in depreciable utility property.  Increases over the last year in capitalized software, with shorter useful lives, resulted in depreciation expense increasing slightly more than the 5% increase in the average gross utility property balance.

Equity in earnings of unconsolidated affiliate increased by $67,769, or 3%.  See Note 5 of the consolidated financial statements for additional information related to the MVP.

Other income, net increased by $345,406, or 29%, primarily due to interest income and increased postretirement benefit plan income, partially offset by a decrease in revenue sharing related to the asset management agreement.

Interest expense decreased by $114,221, or 2%, as the weighted-average interest rate on total debt decreased from 4.36% during the first nine months of fiscal 2025 to 4.12% in the current year.  Midstream's interest expense decreased by $276,339, or 13%, as the total average debt outstanding decreased by approximately $1,372,000 as a result of principal payments made on term notes, along with the weighted-average interest rate decreasing from 5.18% during the first nine months of fiscal 2025 to 4.62 % in the current year.  Roanoke Gas' interest expense increased by $162,118, or 6%, as total average debt outstanding increased by approximately $4,342,000 associated with net borrowings under the Company's line-of-credit.  Roanoke Gas' weighted-average interest rate remained relatively flat from the first nine months of fiscal 2025 to the current year.  See Notes 6 and 7 of the consolidated financial statements for more information on the Company's debt.

Income tax expense decreased by $92,516, or 2%.  The effective tax rate was 22.1% and 23.4% for the nine-month periods ended June 30, 2026 and 2025, respectively.  The effective tax rate is below the combined statutory state and federal rate due to the amortization of excess deferred taxes and tax credits.  R&D tax credit amortization and certain restricted stock-related tax deductions further reduced the effective tax rate during the current period.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

In addition, the Company produces commercial quality RNG for delivery into its distribution system and operates and maintains an LNG liquefaction, vaporization and storage tank facility to supplement heating season gas supply requirements on the coldest days (the LNG peak shaving facility).  During a routine inspection in the second quarter of fiscal 2026, the Company noted damage to its LNG facility, and more specifically, to the LNG tank.  The Company has hired subject-matter experts to help assess the cause(s), the scope of the damage and to design possible workarounds, replacement or remediation.  The Company has confirmed that the LNG facility will not be available in the 2026-2027 winter heating season.  Although no natural or liquified natural gas was discovered outside of the LNG tank, analysis shows the LNG tank underwent significant stress.  Further damage investigation costs could exceed $1 million, could be partially destructive in nature, and may or may not be determinative.  Accordingly, the Company is considering alternatives and has not finalized its long-term plans for the LNG tank or the LNG facility, but has taken several actions to add natural gas supply to its distribution system, including (1) installing additional steel pipe to increase the gas flows from MVP farther into the Roanoke system, (2) contracting for additional daily supply from TCO from November 2026 through March 2027, and (3) procuring trucked LNG.  Currently, the Company is unable to estimate the total cost associated with this event.  The Company has fully engaged with its insurer but does not yet know what portion, if any, of its spending will be covered by insurance.  The Company has held numerous discussions with the SCC Staff, and continues to keep them apprised of significant developments.  The Company has established a regulatory asset for costs to safely empty the LNG tank and evaluate future options, and will seek recovery of the regulatory asset in a future regulatory proceeding.

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

The Company recognizes its share of earnings from the LLC, favorably adjusted for a basis difference between the Company's proportional share of assets and its carrying value that arose when the Company recorded an other-than-temporary impairment of its investment in 2022.  This basis difference amortization is a favorable non-cash adjustment over the operational life of the MVP, or 40 years. For the third quarter of fiscal 2026 and 2025, the Company recorded equity in earnings of consolidated affiliates of approximately $764,000 and $772,000, respectively.  For the first nine months of fiscal 2026 and 2025, the Company recorded equity in earnings of consolidated affiliates of approximately $2.5 million and $2.4 million, respectively.  The Company received a quarterly cash distribution of its share from the LLC totaling approximately $971,000 and $874,000 during the third quarter of fiscal 2026 and 2025, respectively, which was a return on its invested capital, and expects future quarterly distributions to be of a similar magnitude.  For the first nine months of fiscal 2026 and 2025, quarterly cash distributions totaled $2.4 million and $2.7 million, respectively.  The Company is using this cash to pay interest and other expenditures related to Midstream.  The Company refinanced all of the debt supporting its investment in the MVP in September 2025, as described in the liquidity section.

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

The following table summarizes the sources and uses of cash for the nine-month periods ended June 30, 2026 and 2025:

	Nine Months Ended June 30,
Cash Flow Summary	2026	2025
Net cash provided by operating activities	$22,408,613	$28,273,016
Net cash used in investing activities	(17,058,705)	(15,756,669)
Net cash used in financing activities	(5,196,850)	(11,283,643)
Increase in cash and cash equivalents	$153,058	$1,232,704

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

Cash flows from operating activities for the nine months ended June 30, 2026 decreased by $5,864,403 compared to the same period last year. Under-recovered gas costs increased approximately $2.4 million during the nine months ended June 30, 2026 compared to a $4.1 million increase in over-recovered gas cost during the same period in the prior year.  The fluctuation from a liability position to an asset position resulted in a decline of approximately $6.5 million in operating cash flows between periods.  Additionally, due to the extended and extreme cold weather experienced across the eastern half of the United States during Winter Storm Fern, natural gas prices spiked from less than $4 per DTH to well over $30 per DTH at the end of January and into February 2026.  As a result, total commodity costs increased from $3.67 per DTH during the first nine months of fiscal 2025 to $4.84 per DTH in the first nine months of fiscal 2026.  Although incurred by the Company during the second quarter of fiscal 2026, the recovery of these costs will be collected from customers over the ensuing 12 months.  The colder weather and increased gas costs also resulted in higher accounts receivable balances.  WNA revenues for the first nine months of fiscal 2026 declined by approximately $605,000 from the same period last year, corresponding to a 3% increase in the number of heating degree days between periods.  This decline in the WNA receivable contributed approximately $387,000 in operating cash.

Cash Flows Used in Investing Activities:

Investing activities primarily consist of expenditures related to Roanoke Gas' utility property, which includes replacing aging natural gas pipe with new plastic or coated steel pipe, improvements to the LNG plant, separate from the repairs previously discussed, and gas distribution system facilities and expansion of its natural gas system to meet new customer demand.  The Company is continuing its focus on SAVE infrastructure replacement projects, including the replacement of pre-1973 first generation plastic pipe.  New customer demand for natural gas continues to be steady and therefore extending the natural gas distribution system within its service territory is also a priority.  Roanoke Gas' total capital expenditures for the nine-month period ended June 30, 2026 were approximately $16.1 million compared to $15.7 million during the same period last year.  Total fiscal 2026 capital expenditures are expected to be approximately $22 million.

Investing cash flows also include the Company's participation in Southgate and Boost, with a total cash investment of approximately $1 million for the nine months ended June 30, 2026, which are being funded by dedicated revolving credit facilities as described below.  Upon receiving FERC approval and the Notice to Proceed, construction activities began in Virginia on the Southgate extension in March 2026.  In June 2026, work began in North Carolina after the project received all necessary permits and authorizations for construction.  While the Boost expansion is pending FERC approval, work has continued with federal and state regulators as they review project plans and permit applications, and investments have been made for materials related to the construction of the pipeline and other pre-constructions costs.  Midstream will incur periodic future capital investment related to ongoing MVP operations requirements and system improvements.

Cash Flows Used in Financing Activities:

Financing activities generally consist of borrowings and repayments under credit agreements, issuance of common stock and the payment of dividends.  Net cash flows used in financing activities were approximately $5.2 million for the nine months ended June 30, 2026, compared to approximately $11.3 million for the same period last year.  The $6.1 million reduction in financing cash flows is primarily attributable to a decrease in net repayments under Roanoke Gas' line-of-credit, slightly offset by an increase in net payments under Midstream's notes payable. The Company's net borrowings on Roanoke Gas' line-of-credit during the first nine months of fiscal 2026 were approximately $895,000 compared to net payments of $6.2 million in the same period last year.  Additionally, during the first nine months of fiscal 2026, Midstream repaid a net $1.1 million compared to $255,000 during the same period in the prior year. Notes 6 and 7 provide details on the Company's line-of-credit and borrowing activity.

Resources issued a total of 79,947 shares of common stock resulting in net proceeds of approximately $1.7 million during the first nine months of fiscal 2026, compared to issuing 74,057 shares of common stock resulting in net proceeds of approximately $1.5 million during the first nine months of fiscal 2025. The ATM program was not utilized during either period.

Management regularly evaluates the Company’s liquidity through a review of its available financing resources and its cash flows.  On June 2, 2026, Roanoke Gas entered into an unsecured delayed-draw promissory note in the principal amount of $15 million.  Under the provisions of the loan agreement, Roanoke Gas can draw the funds at any time through September 20, 2026.  The Company intends to draw the full amount on August 20, 2026 and the proceeds will be used to repay a maturing note of equal amount.  Management believes Roanoke Gas has access to sufficient financing resources to meet its cash requirements for the next year, including cash from operations, the line of credit and a private shelf facility. Roanoke Gas may also adjust capital spending as necessary, if such a need would arise.

RGC RESOURCES, INC. AND SUBSIDIARIES

Midstream's future cash requirements will relate to regular monthly operating expenses, debt service and capital contributions. Since MVP became operational, the Company has received quarterly Excess Cash Distributions, as defined in the agreements, that have averaged from $800,000 to $900,000.  The Company expects future distributions to be of a similar magnitude.  On September 5, 2025, Midstream established new amortizing term notes with two banks in the initial amounts of $38.6 million and $15 million, which refinanced and replaced all of Midstream's outstanding debt.  The term notes mature on September 5, 2032. Also on September 5, 2025, Midstream entered into a new loan agreement for the MVP Southgate extension and MVP Boost expansion that can be drawn to principal amounts of $1.85 million and $3.65 million, respectively.  These loans mature on September 5, 2030, at which time the outstanding principal balance on each note is due. Management believes that it will be able to meet Midstream's cash requirements over the ensuing 12-month period with availability on the Southgate and Boost revolving credit facilities and its quarterly cash distributions from MVP.

Resources expects to amortize debt totaling $2,846,018 in the ensuing 12 months.

As of June 30, 2026, Resources' long-term capitalization ratio was 45% equity and 55% debt.

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

Through June 30, 2026, the Company has evaluated, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

On April 6, 2026, the Company implemented a new system of record for revenue transactions with customers.  In connection with this implementation, the Company has enhanced its processes and procedures, which has resulted in changes to internal control over financial reporting, to align with the upgraded system functionality. The Company will continue to monitor and evaluate the operating effectiveness of the related controls during subsequent periods.

Management routinely reviews the Company’s internal control over financial reporting and makes changes, as necessary, to enhance the effectiveness of the internal controls.  Except for the implementation of the new revenue system, there were no other changes in internal control over financial reporting that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RGC RESOURCES, INC. AND SUBSIDIARIES

Part II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Resources' Annual Report on Form 10-K for the year ended September 30, 2025 and on the March 31, 2026 Form 10-Q.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

RGC RESOURCES, INC. AND SUBSIDIARIES

ITEM 6 – EXHIBITS

Number	Description
10.1	Promissory Note in the principal amount of $15,000,000 by Roanoke Gas Company with Pinnacle Bank, dated June 2, 2026 (incorporated herein by reference to Exhibit 10.1 on Form 8-K as filed June 4, 2026).
10.2	Fourth Amendment to Amended and Restated Loan Agreement by Roanoke Gas Company with Pinnacle Bank, dated June 2, 2026 (incorporated herein by reference to Exhibit 10.2 on Form 8-K as filed June 4, 2026).
10.3	Interest Rate Swap Confirmation by and between Roanoke Gas Company and Pinnacle Bank, executed on June 2, 2026 (incorporated herein by reference to Exhibit 10.3 on Form 8-K as filed June 4, 2026).
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RGC Resources, Inc.

Date: August 6, 2026	By:	/s/ Timothy J. Mulvaney
Timothy J. Mulvaney
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)